Form 10-K
period 2019-12-31
WEBSTER FINANCIAL CORP
filed 2020-02-28
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____
Commission File Number: 001-31486
_______________________________________________________________________________________________
WEBSTER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
 _______________________________________________________________________________

Delaware	06-1187536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

145 Bank Street, Waterbury, Connecticut 06702
(Address and zip code of principal executive offices)
Registrant’s telephone number, including area code: (203) 578-2202

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols	Name of exchange on which registered
Common Stock, $0.01 par value	WBS	New York Stock Exchange
Depository Shares, each representing 1/1000th interest in a share	WBS PrF	New York Stock Exchange
of 5.25% Series F Non-Cumulative Perpetual Preferred Stock
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐  Yes  ☒  No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   ☐ Yes    ☒ No
Aggregate market value of Webster Financial Corporation’s common stock held by non-affiliates was approximately $4.3 billion, based on the June 30, 2019 closing price on the New York Stock Exchange, as of the last trading day of the registrant’s most recently completed second quarter.
Number of shares of common stock, par value $.01 per share, outstanding as of February 27, 2020 was 91,629,752.
Documents Incorporated by Reference
Part III: Definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on April 23, 2020.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may,” “plans,” “estimates,” and similar references to future periods; however, such words are not the exclusive means of identifying such statements. References to the “Company,” “Webster,” “we,” “our,” or “us” mean Webster Financial Corporation and its consolidated subsidiaries.
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
Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
•our ability to successfully execute our business plan and manage our risks;
•local, regional, national and international economic conditions and the impact they may have on us and our customers;
•volatility and disruption in national and international financial markets;
•changes in the level of non-performing assets and charge-offs;
•changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;
•adverse conditions in the securities markets that lead to impairment in the value of securities in our investment portfolio;
•inflation, changes in interest rates, and securities market and monetary fluctuations;
•the timely development and acceptance of new products and services and the perceived value of these products and services by customers;
•changes in deposit flows, consumer spending, borrowings and savings habits;
•our ability to implement new technologies and maintain secure and reliable technology systems;
•performance by our counterparties and vendors;
•our ability to increase market share and control expenses;
•changes in the competitive environment among banks, financial holding companies and other financial services providers;
•changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, insurance and healthcare) with which we and our subsidiaries must comply;
•the effect of changes in accounting policies and practices applicable to us, including changes in our allowance for loan and lease losses and other impacts of our adoption of new accounting guidance regarding the recognition of credit losses; and
•legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.
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
ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCL	Accumulated other comprehensive loss, net of tax
ARRC	Alternative Reference Rates Committee
ASC / ASU	Accounting Standards Codification / Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
Capital Rules	Final rules establishing a new comprehensive capital framework for U.S. banking organizations
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act of 1977
DIF	Federal Deposit Insurance Fund
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DTA	Deferred tax asset
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
ERMC	Enterprise Risk Management Committee
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FRA	Federal Reserve Act
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA Bank	HSA Bank, a division of Webster Bank, National Association
LEP	Loss emergence period
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LPL	LPL Financial Holdings Inc.
NAV	Net asset value
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI / OCL	Other comprehensive income (loss)
OREO	Other real estate owned
OTTI	Other-than-temporary impairment
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
QM	Qualified mortgage
ROU	Right-of-use
SALT	State and local tax
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
SIPC	Securities Investor Protection Corporation
SOFR	Secured overnight financing rate
Tax Act	Tax Cuts and Jobs Act of 2017
TDR	Troubled debt restructuring, defined in ASC 310-40 “Receivables-Troubled Debt Restructurings by Creditors”
UTB	Unrecognized tax benefit
VIE / VOE	Variable interest entity / voting interest entity, defined in ASC 810-10 “Consolidation-Overall”
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART 1
ITEM 1. BUSINESS
Company Overview
Webster Financial Corporation is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (BHC Act), incorporated under the laws of Delaware in 1986, and headquartered in Waterbury, Connecticut. At December 31, 2019, Webster had assets of $30.4 billion, net loans and leases of $19.8 billion, deposits of $23.3 billion, and shareholders’ equity of $3.2 billion.
Webster had 3,298 full-time equivalent employees at December 31, 2019. Webster provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company matching contribution, life insurance, and short-term and long-term disability coverage.
Webster Financial Corporation’s common stock is traded on the New York Stock Exchange under the symbol WBS. Webster’s internet address is www.websterbank.com and investor relations internet address is www.wbst.com. Webster makes available free of charge on these websites its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, definitive proxy statements, and amendments, if any, to those documents filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practicable after it electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission (SEC). These documents are also available to the public on the Internet at the SEC’s website at www.sec.gov. Information on Webster’s website and its investor relations website is not incorporated by reference into this report.
Subsidiaries of Webster Financial Corporation
Webster Financial Corporation’s principal consolidated subsidiary is Webster Bank (the Bank). Its other directly consolidated subsidiaries are Webster Wealth Advisors, Inc. and Webster Licensing, LLC. The Holding Company also owns all of the outstanding common stock of Webster Statutory Trust which is an unconsolidated financial vehicle that has issued, and may in the future issue, trust preferred securities.
Webster Bank’s significant direct subsidiaries include the following: Webster Servicing, which provides a variety of services to health savings accounts; Webster Mortgage Investment Corporation, a passive investment subsidiary whose primary function is to provide servicing on qualified passive investments, such as residential real estate and commercial mortgage real estate loans acquired from Webster Bank; Webster Business Credit Corporation, which offers asset-based lending services; and Webster Capital Finance, Inc., which offers equipment financing for end users of equipment. Webster Bank also has various other subsidiaries that are not significant to the consolidated group.
Business Segments
Webster Bank delivers a wide range of banking, investment, and financial services to individuals, families, and businesses through three reportable segments - Commercial Banking, HSA Bank, and Community Banking.
Commercial Banking provides lending, deposit, and treasury and payment solutions with a focus on building relationships with companies that have annual revenues greater than $25 million. Commercial Banking is comprised of the following:
•Middle Market delivers a full array of financial services to a diversified group of companies, leveraging industry specialization and delivering competitive products and services, primarily in the Northeast.
•Commercial Real Estate provides financing, primarily in the Northeast, for the acquisition, development, construction, or refinancing of commercial real estate for which the property is the primary security for the loan and income generated from the property is the primary repayment source.
•Webster Business Credit Corporation is one of the top 25 asset-based lenders in the U.S. that builds relationships with growing middle market companies by financing core working capital and other financing needs primarily with revolving credit facilities with advance rates against accounts receivable and inventory. Webster Business Credit Corporation lends primarily in the eastern half of the U.S.
•Webster Capital Finance offers small to mid-ticket financing for critical equipment, specializing in construction, transportation, environmental, and manufacturing equipment. Webster Capital Finance lends primarily in the eastern half of the U.S. and also in other select markets.
•Treasury and payment solutions delivers a broad range of deposit, lending, treasury, and trade services, primarily in the Northeast, via a dedicated team of treasury professionals and local commercial bankers. Treasury and payment solutions is comprised of Government and Institutional Banking, Cash Management Sales, and Product Management to deliver holistic solutions to Webster’s increasingly sophisticated business and institutional clients.
•Private Banking provides local, full relationship banking that serves high net worth clients, not-for-profit organizations, and business clients with asset management, financial planning services, trust services, loan products, and deposit products. These client relationships generate fee revenue on assets under management or administration, while a majority of the relationships also include lending and/or deposit accounts which provide net interest income and other ancillary fees.

HSA Bank is a division of Webster Bank with a focus on providing health savings accounts, while also delivering health reimbursement arrangements and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states. It is a leading bank administrator of health savings accounts based on assets under administration. Health savings accounts are distributed nationwide directly to employers and individual consumers as well as through national and regional insurance carriers, benefit consultants, and financial advisors. At December 31, 2019, HSA Bank had approximately 3 million accounts with more than $8.5 billion in health savings account deposits and linked investment balances.
Community Banking serves consumers and business banking customers primarily throughout southern New England and Westchester County, New York. Community Banking is comprised of personal and business banking, as well as a distribution network consisting of 157 banking centers, 309 ATMs, a customer care center, and a full range of web and mobile based banking services.
•Personal Banking offers consumer deposit and fee-based services, residential mortgages, home equity lines/loans, unsecured consumer loans, and credit card products. In addition, investment and securities-related services, including brokerage and investment advice, are offered through a strategic partnership with LPL Financial Holdings Inc. (LPL), a broker dealer registered with the SEC, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority (FINRA), and a member of the Securities Investor Protection Corporation (SIPC). Webster Bank has employees located throughout its banking center network who, through LPL, are registered representatives.
•Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $25 million. This group builds broad customer relationships through business bankers and business certified banking center managers, supported by a team of customer care center bankers and industry and product specialists.
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
Webster faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and hours, mobile banking and other automated services. Competition for deposits comes from other commercial banks, thrifts, credit unions, non-bank health savings account trustees, mutual funds, and other investment alternatives. The primary factors in competing for consumer and commercial loans are interest rates, loan origination fees, ease and convenience of loan origination channels, the quality and range of lending services, personalized service, and ability to close within customers’ desired time frame. Competition for origination of loans comes primarily from commercial banks, non-bank lenders, savings institutions, mortgage banking firms, mortgage brokers, online lenders, and insurance companies. Other factors which affect competition include the general and local economic conditions, current interest rate levels, and volatility in the lending markets.
Supervision and Regulation
Webster and its bank and non-bank subsidiaries are subject to comprehensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their subsidiary banks is intended to protect depositors, the Federal Deposit Insurance Fund (DIF), and the U.S. banking system as a whole. This system is not designed to protect equity investors in bank holding companies. Set forth below is a summary of the significant laws and regulations applicable to Webster and its bank and non-bank subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Such statutes, regulations, and policies are subject to ongoing review by Congress, state legislatures, and federal and state regulatory agencies. A change in any of the statutes, regulations, or regulatory policies applicable to Webster and its bank and non-bank subsidiaries could have a material effect on the results of the Company.
Webster Financial Corporation is a separate and distinct legal entity from Webster Bank and its other subsidiaries. As a registered bank holding company and a financial holding company, it is subject to inspection, examination, and supervision by the Board of Governors of the Federal Reserve System and is regulated under the BHC Act. Webster is under the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Webster is subject to the rules for companies listed on the New York Stock Exchange. In addition, the Consumer Financial Protection Bureau (CFPB) supervises Webster for compliance with federal consumer financial protection laws. Webster is also subject to oversight by state attorneys general for compliance with state consumer protection laws. Webster’s non-bank subsidiaries are subject to federal and state laws and regulations, including regulations of the Federal Reserve System.

Webster Bank is organized as a national banking association under the National Bank Act. Webster Bank is subject to the supervision of, and to regular examination by, the Office of the Comptroller of the Currency (OCC) as its primary federal regulator, as well as by the Federal Deposit Insurance Corporation (FDIC) as its deposit insurer. Webster Bank’s deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank) significantly changed the financial regulatory regime in the United States. Since the enactment of Dodd-Frank, U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Several provisions of Dodd-Frank are subject to further rulemaking, guidance, and interpretation by the federal banking agencies. The current administration and its appointees to the federal banking agencies have expressed interest in reviewing, revising, and perhaps repealing portions of Dodd-Frank and certain of its implementing regulations.
As such, among other things, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA) amended certain provisions of Dodd-Frank as well as statutes administered by the Federal Reserve System, the FDIC, and the OCC. The amendments resulting from EGRRCPA provide limited regulatory relief for certain financial institutions and additional tailoring of banking and consumer protection laws, while preserving the existing framework under which U.S. financial institutions are regulated, including the discretionary authority of the Federal Reserve System, the FDIC, and the OCC to supervise bank holding companies and insured depository institutions.
In addition, EGRRCPA includes certain other banking-related consumer protection and securities law-related provisions. Many of these provisions must be implemented through rules adopted by the federal banking agencies and certain changes remain subject to substantial regulatory discretion of the federal banking agencies. Although the federal banking agencies have made progress on several rules required under EGRRCPA, its full impact remains unclear for the immediate future. The Company expects to continue to evaluate the potential impact of EGRRCPA as it is further implemented by the regulators.
Bank Holding Company Regulation
Webster Financial Corporation is a bank holding company as defined under the BHC Act. The BHC Act generally limits the business of bank holding companies to banking, managing or controlling banks, and other activities that the Board of Governors of the Federal Reserve System has determined to be so closely related to banking as to be a proper incident thereto. Bank holding companies that have elected to become financial holding companies, such as Webster Financial Corporation, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Board of Governors of the Federal Reserve System in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the Board of Governors of the Federal Reserve System). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting, and making merchant banking investments.
Mergers and Acquisitions
The BHC Act, Bank Merger Act, and other federal and state statutes regulate the direct and indirect acquisition of depository institutions. The BHC Act requires Federal Reserve System prior approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company, and for a company other than a bank holding company to acquire 25% or more of any class of voting securities of a bank or bank holding company.  Under the Change in Bank Control Act, any person or company may not acquire, directly or indirectly, control of a bank without providing 60 days prior notice and receiving a non-objection from the appropriate federal banking agency.
Under the Bank Merger Act, the prior approval of the appropriate federal banking agency is required for insured depository institutions to merge or enter into purchase and assumption transactions.  In reviewing applications seeking approval of merger or purchase and assumption transactions, the federal banking agencies will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined banks, the applicant’s performance record under the Community Reinvestment Act of 1977 (CRA), and the effectiveness of the merging banks in combating money laundering.
Enhanced Prudential Standards
Section 165 of Dodd-Frank imposes enhanced prudential standards on larger banking organizations. However, EGRRCPA makes bank holding companies with less than $100 billion in assets, such as Webster Financial Corporation, exempt from the enhanced prudential standards imposed under Section 165 including, but not limited to, the resolution planning and enhanced liquidity and risk management requirements therein. Further, on October 15, 2019, EGRRCPA was amended by raising the applicability threshold for company-run stress test requirements for bank holding companies from $10 billion or more in assets to $250 billion or more in assets. As a result, Webster Financial Corporation is relieved from the requirement to conduct company-run stress testing for itself and Webster Bank. However, while the federal banking agencies will not require company-run stress testing, the capital planning and risk management practices of the Company will continue to be reviewed through regular supervisory processes of the Federal Reserve System and the OCC. The Company will continue to perform certain stress tests internally and incorporate the economic models and information developed through its stress testing program into its risk management and business planning activities.

Furthermore, under a previously issued rule of the Federal Reserve System implementing enhanced prudential standards required by Dodd-Frank, bank holding companies with more than $10 billion in assets were subject to certain rules, including a requirement to establish a separate risk committee of independent directors to manage enterprise-wide risk. EGRRCPA subsequently increased the asset threshold for requiring a bank holding company to establish a separate risk committee of independent directors from $10 billion to $50 billion. Notwithstanding the changes implemented by EGRRCPA, the Company has retained its Risk Committee of the Board of Directors.
Debit Card Interchange Fees
Dodd-Frank requires that any interchange transaction fee charged for a debit transaction be reasonable and proportional to the cost incurred by the issuer for the transaction and includes regulations that establish such fee standards, eliminate exclusivity arrangements between issuers and networks for debit card transactions, limit restrictions on merchant discounting for use of certain payment forms, and minimum-maximum amount thresholds as a condition for acceptance of credit cards. The Federal Reserve System, pursuant to Dodd-Frank, approved a final debit card interchange rule which caps an issuer’s base fee at 21 cents per transaction and allows for an additional amount equal to 5 basis points of the transaction's value. The Federal Reserve System separately issued a final rule that also allows a fraud-prevention adjustment of one-cent per transaction conditioned upon an issuer developing, implementing, and updating reasonably designed fraud-prevention policies and procedures.
Identity Theft
The SEC and the Commodity Futures Trading Commission (CFTC) jointly issued final rules and guidelines implementing the provisions of Dodd-Frank which require certain regulated entities to establish programs to address risks of identity theft. The rules require financial institutions and creditors to develop and implement a written identity theft prevention program that is designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy these requirements. In addition, the rules establish special requirements for any credit and debit card issuers that are subject to the jurisdiction of the SEC or the CFTC to assess the validity of notifications of changes of address under certain circumstances. Webster implemented an ID Theft Prevention Program, approved by its Board of Directors, in compliance with these requirements.
Volcker Rule
Section 619 of Dodd-Frank, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Webster and Webster Bank, from: (i) engaging in proprietary trading and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term covered funds is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation securities (CLO) and collateralized debt obligation securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitization, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. The EGRRCPA and subsequent promulgation of inter-agency final rules have aimed to simplify and tailor requirements related to the Volcker Rule, including eliminating collection of certain metrics and reducing the compliance burdens associated with other metrics for banks with less than $20 billion in average trading assets and liabilities. The Federal Reserve has granted Webster until July 21, 2022 to bring its holdings into compliance with the Volcker Rule.
Dividends
The primary source of liquidity at the Holding Company is dividends from Webster Bank. Prior approval from the OCC is required for a national bank to declare a dividend in any year that would exceed the sum of its net income for that year and its undistributed net income for the preceding two years, less any required transfers to surplus. Webster Bank paid the Holding Company $360.0 million in dividends during the year ended December 31, 2019 and had $302.8 million of undistributed net income available for payment of dividends at December 31, 2019.
In addition, Webster Financial Corporation and Webster Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. Federal regulatory agencies are authorized to determine, under certain circumstances relating to the financial condition of a bank holding company or a bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The federal banking agencies have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice, and that banking organizations should generally pay dividends only out of current operating earnings.

Federal Reserve System
Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks (FRBs). The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. The regulations require that Webster maintain cash reserves against aggregate transaction accounts in excess of the exempt amount of $16.3 million at December 31, 2019. Effective January 16, 2020, amounts greater than $16.9 million up to and including $127.5 million have a reserve requirement of 3% and amounts in excess of $127.5 million have a reserve requirement of 10%. Webster Bank is in compliance with these cash reserve requirements.
As a national bank and member of the Federal Reserve System, Webster Bank is required to hold capital stock of the FRB of Boston. The required shares may be adjusted up or down based on changes to Webster Bank’s common stock and paid-in surplus. Webster Bank was in compliance with these requirements, with a total investment in FRB of Boston stock of $59.8 million at December 31, 2019. The FRBs pay, to member banks with total assets greater than $10 billion, a semi-annual dividend equal to the lesser of 6% or the yield on the 10-year Treasury note auctioned at the last auction prior to the dividend payment date. For the semi-annual period ended December 31, 2019, the FRB of Boston declared a cash dividend equal to an annual yield of 1.84%.
Federal Home Loan Bank System
The Federal Home Loan Bank (FHLB) System provides a central credit facility for member institutions. Webster Bank is a member of the FHLB of Boston and is required to purchase and hold shares of capital stock in the FHLB for both membership and activity-based purposes. Capital stock requirements include an amount equal to 0.35% of the aggregate principal amount of the Bank’s unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25 million, plus an amount that varies from 3.0% to 4.5% depending on the maturities of its FHLB advances, which totaled approximately $1.9 billion at December 31, 2019. Webster Bank was in compliance with these requirements, with a FHLB stock investment of $89.3 million at December 31, 2019. On November 4, 2019, the FHLB paid a quarterly cash dividend equal to an annual yield of 5.73%.
Source of Strength Doctrine
Federal Reserve System policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Section 616 of Dodd-Frank codified the requirement that bank holding companies act as a source of financial strength. As a result, Webster Financial Corporation is expected to commit resources to support Webster Bank, including at times when Webster Financial Corporation may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. The U.S. bankruptcy code provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. In addition, under the National Bank Act, if the capital stock of Webster Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Holding Company. If the assessment is not paid within three months, the OCC could order a sale of the Webster Bank stock held by Webster Financial Corporation to cover any deficiency.
Capital Adequacy
The Federal Reserve System, the OCC, and the FDIC adopted Capital Rules in accordance with BASEL III, which generally implement the capital framework for strengthening international capital standards. The Capital Rules define the components of regulatory capital, as well as address other issues affecting the numerator in the regulatory capital ratios of a banking institution. The Capital Rules also address asset risk weights and other matters affecting the denominator in the regulatory capital ratios of a banking institution.
The Capital Rules (i) include the capital measure Common Equity Tier 1 Capital, defined by Basel III capital rules (CET1 capital) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 capital and additional Tier 1 capital instruments meeting certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 capital and not to the other components of capital; and (iv) expand the scope of deductions from and adjustments to capital as compared to existing regulations.
Under the Capital Rules, for most banking organizations, including Webster, the most common form of additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and the qualifying portion of the allowance for loan and lease losses (ALLL), all subject to specific requirements of the Capital Rules. Tier 1 capital to adjusted, as defined, average consolidated assets is known as the Tier 1 leverage ratio.

Pursuant to the Capital Rules, ratio thresholds are as follows:

	Adequately Capitalized	Well Capitalized
CET1 risk-based capital	4.5%	6.5%
Total risk-based capital	8.0	10.0
Tier 1 risk-based capital	6.0	8.0
Tier 1 leverage capital	4.0	5.0
The Capital Rules, which became fully phased-in on January 1, 2019, in addition to the minimum risk-weighted asset ratios, also include a capital conservation buffer composed entirely of CET1 capital. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions must hold a capital conservation buffer above its minimum risk-based capital requirements in order to avoid limitations on distributions, such as dividends, equity, other capital instrument repurchases, and certain discretionary bonus payments to executive officers, based on the amount of any shortfall. The capital standards applicable to Webster and Webster Bank include an additional capital conservation buffer for which the lowest capital ratio excess over adequately capitalized must be at least 2.5%.
The Capital Rules provide for a number of deductions from and adjustments to CET1 capital. These include, for example, the requirement that mortgage servicing assets, certain deferred tax assets (DTAs), and significant investments in non-consolidated financial institutions be deducted from CET1 capital to the extent that any one such category exceeds 10% of CET1 capital or all such items in the aggregate exceed 15% of CET1 capital.
Under the Basel III Rule, certain off-balance sheet commitments and obligations are converted into risk-weighted assets that, together with on-balance sheet assets, are the base against which regulatory capital is measured. The risk-weighting categories are standardized for bank holding companies and banks based on a risk-sensitive analysis, depending on the nature of the exposure. Risk weights range from 0% for U.S. government securities to 1,250% for exposures such as certain tranches of securitization or certain equity exposures.
In September 2017, the federal banking agencies proposed simplifying the Capital Rules. On July 9, 2019, the federal banking agencies adopted a final rule, replacing a substantially similar interim rule, to simplify several requirements of the regulatory capital rules for non-advanced approaches institutions, such as the Company. The final rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests.
Prompt Corrective Action and Safety and Soundness
Pursuant to Section 38 of the Federal Deposit Insurance Act, federal banking agencies are required to take prompt corrective action should an insured depository institution fail to meet certain capital adequacy standards. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the under-capitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan.
Prompt corrective action ratios are as follows:

	Well	Adequately	Under	Significantly
	Capitalized	Capitalized	Capitalized	Under-Capitalized
CET1 risk-based capital	6.5%	4.5%	< 4.5%	< 3.0%
Total risk-based capital	10.0	8.0	< 8.0	< 6.0
Tier 1 risk-based capital	8.0	6.0	< 6.0	< 4.0
Tier 1 leverage capital	5.0	4.0	< 4.0	< 3.0
Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or under-capitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or practice warrants such treatment. An insured depository institution with a ratio of tangible equity to total assets that is less than 2% is considered critically under-capitalized.
Bank holding companies and insured depository institutions may also be subject to potential enforcement actions of varying levels of severity by the federal banking agencies for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency, or term of a written agreement with the agency. In more serious cases, enforcement actions may include the issuance of directives to increase capital; the issuance of formal and informal agreements; the imposition of civil monetary penalties; the issuance of a cease and desist order that can be judicially enforced; the issuance of removal and prohibition orders against officers, directors, and other institution affiliated parties; the termination of the insured depository institution’s deposit insurance; the appointment of a conservator or receiver for the insured depository institution; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.

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
Consumer Protection and Consumer Financial Protection Bureau Supervision
Dodd-Frank centralized responsibility for consumer financial protection by creating the CFPB, an independent agency charged with responsibility for implementing, enforcing, and examining compliance with federal consumer financial protection laws. The Company is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, various state law counterparts, and the Consumer Financial Protection Act of 2010, which is part of Dodd-Frank. Dodd-Frank does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect the Company’s business, financial condition or operations.
The ability-to-repay provision of the Truth in Lending Act requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under Dodd-Frank and the qualified mortgage provisions of the Truth in Lending Act, commonly known as the Qualified Mortgage (QM) Rule, loans meeting the definition of qualified mortgage are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting QM requirements and a refutable presumption for higher-priced/subprime loans meeting QM requirements. The QM definition incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA, and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The CFPB is expected to continue to issue and amend rules implementing the consumer financial protection laws, which may impact Webster Bank’s operations.
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
The Gramm-Leach-Bliley Act requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Federal banking agencies have also adopted guidelines for establishing information security standards and programs to protect such information. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third-parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption, and maintenance of the institution’s operations after a cyber attack.

Further, pursuant to interpretive guidance issued under the Gramm-Leach-Bliley Act and certain state laws, financial institutions are required to notify customers of security breaches that result in unauthorized access to their non-public personal information. In October 2016, the federal bank regulatory agencies issued proposed rules on enhanced cybersecurity risk-management and resilience standards that would apply to very large financial institutions and to services provided by third parties to these institutions. The comment period for these proposed rules has closed and a final rule has not been published. Although the proposed rules would apply only to bank holding companies and banks with $50 billion or more in total consolidated assets, these rules could influence the federal bank regulatory agencies’ expectations and supervisory requirements for information security standards and cybersecurity programs of financial institutions with less than $50 billion in total consolidated assets, such as the Company.
Depositor Preference
The Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
Federal Deposit Insurance
The FDIC’s deposit insurance limit is $250,000 per depositor, per insured bank, for each account ownership category. Substantially all of the deposits of Webster Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF.
The Bank’s quarterly assessment is calculated using the FDIC’s standardized risk-based assessment methodology, determined by the FDIC, which multiplies the Bank’s assessment base by its assessment rate. The assessment base is defined as the average consolidated total assets less the average tangible equity of the Bank. The assessment rate is based on measures of the institution’s capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk, commonly known as CAMELS ratings, which are certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the Bank’s failure. The FDIC also has the ability to make discretionary adjustments to the base assessment rate to reflect idiosyncratic quantitative and qualitative risk factors not captured in the FDIC’s standardized risk-based assessment methodology.
Under the Federal Deposit Insurance Act, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Webster’s management is not aware of any practice, condition, or violation that might lead to the termination of its deposit insurance.
Incentive Compensation
Dodd-Frank required the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities with at least $1 billion in total consolidated assets, which includes the Holding Company and Webster Bank, prohibiting incentive-based payment arrangements that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC proposed regulations which have not yet been finalized. If the regulations are adopted in the form initially proposed in 2016, they will restrict the manner in which executive compensation is presently structured.
Community Reinvestment Act and Fair Lending Laws
Webster Bank has a responsibility under the CRA, as implemented by OCC regulations to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The OCC examines Webster Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. Webster Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of Webster Financial Corporation. Webster Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC, as well as other federal regulatory agencies, including the CFPB and the Department of Justice. Webster Bank’s latest OCC CRA rating was Outstanding.

On December 17, 2019, the OCC and the FDIC issued a joint notice of proposed rulemaking to modernize the regulations implementing the CRA. The proposed rule, if finalized, will apply to all insured banks, such as Webster Bank. Under the rulemaking, the federal banking agencies intend to (i) clarify which activities qualify for CRA credit, (ii) update where activities count for CRA credit, (iii) create a more transparent and objective method for measuring CRA performance, and (iv) provide for more transparent, consistent, and timely CRA-related data collection, record keeping, and reporting. Webster Financial Corporation and Webster Bank expect to monitor developments with respect to this rulemaking and assess the impact, if any, of changes to the CRA regulations proposed by the federal banking agencies.
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
Future Legislative Initiatives
Federal and state legislatures may introduce legislation that will impact the financial services industry. In addition, federal banking agencies may introduce regulatory initiatives that are likely to impact the financial services industry, generally. Such initiatives may include proposals to expand or contract the powers of bank holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, or, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to Webster or any of its subsidiaries could have a material effect on the business of the Company.
Risk Management Framework
Webster maintains a comprehensive risk management program with a defined enterprise risk management framework which provides a structured approach for identifying, assessing, and managing risks across the Company in a coordinated manner, including strategic and reputational, credit, information security and technology, operational and compliance, market, liquidity, and capital risks as discussed in detail in the sections below.
Strategic and Reputational Risks
The enterprise risk management framework enables the aggregation of risk across the enterprise and ensures the Company has the tools, programs, and processes in place to support informed decision making in order to anticipate risks before they materialize and to maintain Webster’s risk profile consistent with its risk strategy and appetite.

The enterprise risk management framework includes a risk appetite statement approved annually by the Board of Directors. The risk appetite statement is supported by board and business level scorecards with defined risk tolerances that indicate the level of risk that the Company is willing to accept. The risk appetite is refreshed annually to ensure alignment of risk appetite with Webster’s strategy and financial plan.
Webster promotes proactive risk management by all employees and clear ownership and accountability across three lines of defense to enable an effective and credible challenge in line with Webster’s strong risk culture. Employees in each line of business serve as the first line of defense and have responsibility for identifying, managing and owning the risks in their businesses. Risk and enterprise support functions serve as the second line of defense and are responsible for providing guidance, oversight, and challenge to the first line of defense. Internal Audit and Credit Risk Review, both of which report independently of management, serve as the third line of defense and ensure through review and testing that appropriate risk management controls, processes, and systems are in place and functioning effectively.
The Risk Committee of the Board of Directors, comprised of independent directors, oversees all of Webster’s risk-related matters and provides input and guidance to the Board of Directors and the executive team, as appropriate. Webster’s Enterprise Risk Management Committee (ERMC), which reports directly to the Risk Committee of the Board of Directors, is chaired by the Chief Risk Officer and is comprised of Webster’s executive management and senior risk officers.
The Chief Risk Officer is responsible for establishing and maintaining Webster’s enterprise risk management framework and overseeing credit risk, operational and compliance risk, Bank Secrecy Act compliance and loan workout/recovery programs. The Corporate Treasurer, who reports to the Chief Financial Officer, is responsible for overseeing market, liquidity, and capital risk management activities. The Chief Information Officer, who reports to the Chief Executive Officer, is responsible for overseeing information security and technology risk management activities.
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
Credit risk management policies and transaction approvals are managed under the supervision of the Chief Credit Officer who reports to the Chief Risk Officer. The Chief Credit Officer and team of credit executives are independent of the loan production and treasury functions. The credit risk function oversees the underwriting, approval, and portfolio management process, establishes and ensures adherence to credit policies, and manages the collections and problem asset resolution activities.
As part of credit risk management governance, Webster has an established Credit Risk Management Committee that meets regularly to review key credit risk topics, issues, and policies. The Credit Risk Management Committee reviews Webster’s credit risk scorecard, which covers key risk indicators and limits established as part of the Company’s risk appetite framework. The Credit Risk Management Committee is chaired by the Chief Credit Officer and includes senior managers responsible for lending as well as senior managers from the credit risk management function. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported by the Chief Credit Officer to the ERMC and Risk Committee of the Board of Directors.
In addition to the credit risk management team, there is an independent Credit Risk Review function that assesses risk ratings and credit underwriting process for all areas of the organization that incur credit risk. The head of Credit Risk Review reports directly to the Risk Committee of the Board of Directors and administratively to the Chief Risk Officer. Credit Risk Review findings are reported to the Credit Risk Management Committee, ERMC, and Risk Committee of the Board of Directors. Corrective measures are monitored and tested to ensure risk issues are mitigated or resolved.
Information Security and Technology Risks
The use of technology to store and process information and an increasing use of mobile devices and cloud technologies to conduct financial transactions exposes Webster to the risk of potential operational disruption or information security incidents. Sources of these risks include deliberate or accidental acts by employees, external parties, technology failure, third-party security practices, and environmental factors. Webster is committed to detecting, preventing, and responding to incidents that may impact the confidentiality, integrity, and availability of information assets, and has established a comprehensive information security and technology program under the direction of the Chief Information Security Officer. Webster's information technology risk function is responsible for the technology risk framework and associated policies, procedures, and processes. Oversight of both the information security and information technology risk programs is provided by the Information Risk Committee, which is chaired by the Director of Information Technology Risk.

Operational and Compliance Risks
Operational risk represents the risk of loss resulting from inadequate or failed internal processes, people, and systems or from external events. The Operational Risk function is responsible for establishing processes and tools to identify, manage, and aggregate operational risk across the organization; providing guidance and advice on operational risk matters; and educating the organization on operational risks. Compliance risk represents the risk of non-adherence to applicable laws and regulations, including fines penalties and reputation damage. Specific programs and functions have been implemented to manage the risks associated with legal and regulatory requirements, suppliers and other third-parties, information security, business disruption, fraud, analytical and forecasting models, and new products and services.
Webster’s Operational Risk Management Committee, which consists of senior risk officers and senior managers responsible for operational and compliance risk management across the Company, periodically reviews the aforementioned programs, as well as key operational risk trends, issues, and mitigation activities. The Director of Enterprise and Operational Risk Management chairs the Operational Risk Management Committee and is responsible for overseeing the development and implementation of Webster’s operational risk management framework.
Market Risk
Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss is assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of its operations, Webster is primarily exposed to interest rate risk. Webster’s interest rate sensitivity is monitored on an ongoing basis by its Asset/Liability Committee (ALCO). The primary goal of ALCO is to manage interest rate risk to maximize earnings and net economic value in changing interest rate and business environments, subject to Board approved risk limits. ALCO is chaired by Webster’s Corporate Treasurer and members include the Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, and Heads of Commercial and Community Banking. ALCO activities and findings are regularly reported to the ERMC and the Board of Directors.
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
Capital Risk
Webster aims to maintain adequate capital in both normal and stressed environments to support its business objectives and risk appetite. ALCO monitors regulatory and tangible capital levels according to regulatory requirements and management operating ranges and recommends capital conservation, generation, and/or deployment strategies. ALCO also has responsibility for the annual capital plan, capital ratio range setting, contingency planning and stress testing, which are all reviewed and approved by the ERMC and the Board of Directors at least annually.
Internal Audit
Internal Audit provides independent, objective assurance and advisory services by applying a risk-based approach to selectively test and evaluate the design and operating effectiveness of applicable internal controls throughout the Company. This evaluation function brings a systematic and disciplined approach to enhancing the effectiveness of the Company’s governance, risk management, and internal control processes.
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
Additional information on risks and uncertainties and additional factors that could affect the Company’s results of operations can be found in Item 1A and elsewhere within this Form 10-K for the year ended December 31, 2019, and in other reports Webster Financial Corporation files with the SEC.

ITEM 1A. RISK FACTORS
Investment in our securities involves risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our business. The discussion below addresses the material risks and uncertainties, of which we are currently aware, that could adversely affect our business and impact results of operations or financial condition. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. If any of the events or circumstances described in the following risks factors actually occurs, our business, results of operations, or financial condition could be harmed as a result.
Risks Relating to the Economy, Financial Markets, and Interest Rates
Difficult conditions in the economy and the financial markets may have a materially adverse effect on our business, financial condition and results of operations.
Our financial performance is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, decreases in business activity, weakening of investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation, changes in interest rates, changes in laws, high unemployment, national and international political turmoil, the imposition of tariffs on trade, natural disasters or a combination of these or other factors.
In particular, we may face the following risks in connection with developments in the current economic and market environment:
•consumer and business confidence levels may decline and lead to less credit usage and increases in delinquencies and default rates;
•our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors;
•customer desire to do business with us may decline, whether as a result of a decreased demand for loans or other financial products and services or decreased deposits or other investments in accounts with us;
•competition in our industry could intensify as a result of the continued consolidation of financial services companies and changes in financial services technologies; and
•the effects of recent and proposed changes in laws.
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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition, or results of operations.
We may not pay dividends if we are not able to receive dividends from our subsidiary, Webster Bank.
We are a separate and distinct legal entity from our banking and non-banking subsidiaries and depend on the payment of cash dividends from Webster Bank and our existing liquid assets as the principal sources of funds for paying cash dividends on our common stock. Unless we receive dividends from Webster Bank or choose to use our liquid assets, we may not be able to pay dividends. Webster Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. See the sub-section captioned “Dividends” in Item 1 of this report for a discussion of regulatory and other restrictions on dividend declarations.

Changes in interest rates and spreads could have an impact on earnings and financial condition which could have a negative impact on the value of our stock.
Our consolidated earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense. While we have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates, changes in interest rates still may have an adverse effect on our profitability. For example, high interest rates could affect the amount of loans that we can originate because higher rates could cause customers to apply for fewer mortgages, cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost, or cause us to experience customer attrition due to competitor pricing. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If we were not able to reduce our funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then our net interest margin would decline.
The uncertainty about the future of London Interbank Offered Rate (LIBOR) may adversely impact our business.
The United Kingdom Financial Conduct Authority, the authority that regulates LIBOR, has announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, which may result in the use of LIBOR in financial contracts being phased out by the end of 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the secured overnight financing rate (SOFR) represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is not possible at this time to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our loan and lease and investment portfolios, asset-liability management, business, financial condition, and results of operations. Webster has interest rate swap agreements and other instruments that are indexed to LIBOR and is currently monitoring and evaluating this activity and the related risks.
Our stock price can be volatile.
Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. Our stock price can fluctuate widely in response to a variety of factors, among other things:
•actual or anticipated variations in operating results;
•changes in recommendations by securities analysts;
•operating and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns, and other issues in the financial services and healthcare industries;
•new technology used or services offered by competitors;
•perceptions in the marketplace regarding us and/or our competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
•failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•additional investments from third parties;
•issuance of additional shares of stock;
•changes in government regulations or actions by government regulators; and
•geo-political conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends, or currency fluctuations, could also cause our stock price to decrease regardless of our operating results.

Regulatory, Compliance, Environmental and Legal Risks
We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business and may negatively impact our financial results.
We, primarily through Webster Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are intended to protect depositors’ funds, the DIF, and the safety and soundness of the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or limit what we may charge for certain banking services, among other things. Additionally, recent changes to the legal and regulatory framework governing our operation, including the continued implementation of Dodd-Frank and EGRRCPA, have and will continue to affect the lending, investment, trading, and operating activities of financial institutions and their holding companies. Dodd-Frank imposed additional regulatory obligations and increased scrutiny from federal banking agencies. In general, we expect this focus to continue and compliance requirements can be costly to implement. Compliance personnel and resources may increase our costs of operations and adversely impact our earnings.
Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations.
While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1 of this report for further information.
Changes in accounting standards and policies could materially impact how we report our results of operations and financial condition.
Our accounting policies and methods are fundamental to how we record and report our results of operations and financial condition. Accordingly, we exercise judgment in selecting and applying these accounting policies and methods so they comply with U.S. Generally Accepted Accounting Principles (GAAP). The Financial Accounting Standards Board (FASB), regulatory agencies, and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies may change prior interpretations or positions on how these standards should be applied. The impact of these changes can be difficult to predict and can materially impact how we report our results of operations and financial condition. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. Such changes could also require the Company to incur additional personnel, technology, or other costs. For example, under CECL, the new accounting standard on credit losses which became effective for us on January 1, 2020, credit losses on loans and held-to-maturity securities and other financial assets carried at amortized cost will be required to be recognized earlier than in the past. The CECL methodology requires that “expected lifetime credit losses” be recorded at the time the financial asset is originated or acquired, with adjustments each period to the extent the estimate for “expected lifetime credit losses” have changed. The CECL methodology replaces the existing impairment models under GAAP that generally require that a loss be incurred before it is recognized. A discussion of accounting standards recently adopted and issued but not yet adopted, including CECL, can be found in Note 1 to the Consolidated Financial Statements.
Health care reforms could adversely affect our HSA Bank division, revenues, financial position and results of operations.
The enactment of health care reforms affecting health savings accounts at the federal or state level may affect our HSA Bank division, which is a bank custodian of health savings accounts. We cannot predict if any such reforms will ultimately become law, or, if enacted, what their terms or the regulations promulgated pursuant to such laws will be. Any health care reforms enacted may be phased in over a number of years but, if enacted, could, with respect to the operations of our HSA Bank, reduce revenues, increase costs, and require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position, and cash flows could be materially adversely affected by such changes.
Changes in the federal, state or local tax laws may negatively impact our financial performance.
We are subject to changes in tax law that could increase our effective tax rates. While the Tax Cuts and Jobs Act of 2017 ("Tax Act") reduced the federal corporate tax rate from 35% to 21% beginning in 2018, which has had a favorable impact on our earnings and capital generation abilities, the new legislation also enacted limitations on certain deductions, such as FDIC deposit insurance premiums, which partially offset the increase in net earnings from the lower tax rate. In addition, further changes in the tax law, changes in interpretations, guidance or regulations that may be promulgated, or actions that we may take as a result of the Tax Act could negatively impact our business. Similarly, our customers are likely to continue to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our financial performance and the economy as a whole.

We are subject to financial and reputational risks from potential liability arising from lawsuits.
The nature of our business ordinarily results in a certain amount of claims and legal action. Whether claims and related legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect our market perception, the products and services we offer, as well as impact customer demand for those products and services. We assess our liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims utilizing the latest and most reliable information. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. These costs may adversely affect our business, results of operations, and prospects.
We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.
A large portion of our loan portfolio is secured by real estate. In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations, and prospects.
Risks Relating to Business Environment and Operations
We operate in a highly competitive industry and market area. If we fail to compete effectively, our financial condition and results of operations may be materially adversely affected.
We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources than we do. Such competitors primarily include national, regional, and community banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, non-bank health savings account trustees, finance companies, brokerage firms, insurance companies, online lenders, factoring companies, and other financial intermediaries. Some of the financial services organizations with which the Company competes are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions, which may give them certain advantages over the Company in accessing funding and in providing various services. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we do, as well as better pricing for those products and services.
Our ability to compete successfully depends on a number of factors, including, among other things:
•the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•the ability to expand market position;
•the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service and products; and
•industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.
The loss of key partnerships could adversely affect our HSA Bank division.
Our HSA Bank division relies on partnerships with various health insurance carriers and other partners to maximize our distribution model. In particular, health plan partners who provide high deductible health plan options are a significant source of new and existing health savings account holders. If these health plan partners or other partners choose to align with our competitors, our results of operations, business, and prospects could be adversely affected.
We may not be able to attract and retain skilled people.
Our success depends in large part on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or retain them. The unexpected loss of services of key personnel could have a material adverse impact on the business as we would lose their skills, knowledge of the market, and years of industry experience, and may have difficulty promptly finding qualified replacement personnel.

We continually encounter technological change. The failure to understand and adapt to these changes could negatively impact our business.
Financial services industries continually experience rapid technological change with frequent introductions of new technology-driven products and services. An effective use of technology can increase efficiency, enable financial institutions to better serve customers, and reduce costs. However, some new technologies needed to compete effectively result in incremental operating costs and capital investments. Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers within the same time frame as our large competitors. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
A failure or breach of our systems, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.
As a large financial institution, we depend on our ability to process, record, and monitor a large number of customer transactions, and customer, public, and regulatory expectations regarding operational and information security have increased over time. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing systems, or other operating systems and facilities, including mobile banking and other recently developed technologies, may stop operating properly or become disabled or compromised as a result of a number of factors that may be wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters; pandemics; events arising from political or social matters, including terrorist acts; and cyber attacks. Although we have business continuity plans and believe we have robust information security procedures and controls in place, disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems, or devices on which customers’ personal information is stored and that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, which could have a materially adverse effect on our results of operations and financial condition.
Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including breakdowns or failures of their own systems, capacity constraints, and cyber attacks.
In recent years, information security risks for financial institutions have increased due in part to the increased sophistication and activities of organized crime, hackers, terrorists, hostile foreign governments, activists, and other external parties. There have been several instances involving financial services and consumer-based companies reporting unauthorized access to, and disclosure of, client or customer information or the destruction or theft of corporate data. There have also been highly publicized cases where hackers have requested ransom-payments in exchange for not disclosing customer information.
Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened, and as a result, the continued development and enhancement of our controls, processes, and practices designed to protect and facilitate the recovery of our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a high priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage which includes digital asset loss, business interruption loss, network security liability, privacy liability, network extortion, and data breach coverage, though there can be no assurance that such insurance will fully cover any actual losses. As cyber threats continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.
Disruptions in services provided by third-party vendors may result in a material adverse effect on our business.
We rely on third-party vendors to provide products and services necessary to maintain day-to-day operations. For example, we are dependent on our vendor-provided core banking processing systems to process a large number of increasingly complex transactions. Accordingly, we are exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products, services, and technology strategic focus or for any other reason. Such failure to perform could be disruptive to our operations, which could have a materially adverse impact on our business, results of operations, and financial condition. While we require third-party outsourced service providers to have business continuity and disaster recovery plans that are aligned with our overall recovery plans, we cannot be assured that such plans will operate successfully or in a timely manner so as to prevent any such material adverse impact.

New lines of business or new products and services may subject us to additional risks. A failure to successfully manage these risks may have a material adverse effect on our business.
From time to time, we may implement new lines of business, offer new products and services within existing lines of business, or shift our asset mix. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, and/or shifting asset mix, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove attainable. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, and financial condition.
We face risks in connection with completed or potential acquisitions.
From time to time, we may evaluate expansion through the acquisition of banks or branches, or other financial businesses or assets. Such acquisitions involve various risks commonly associated with acquisitions, including, among other things:
•the possible loss of key employees and customers;
•potential business disruptions;
•potential changes in banking or tax laws or regulations that may affect the business;
•potential exposure to unknown or contingent liabilities; and
•potential difficulties in integrating the target business into our own.
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
Our business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition. For example, declines in housing activity including declines in building permits, and home prices, may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. We may suffer higher loan and lease losses as a result of these factors and the resulting impact on our borrowers. A declining economy could negatively affect employment levels and impact the ability of our borrowers to service their debt. Bank regulatory agencies also periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, we may need, depending on an analysis of the adequacy of the allowance for loan and lease losses, additional provisions to increase the allowance for loan and lease losses. Any increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See Note 1 to the Consolidated Financial Statements for information regarding the adoption of the CECL methodology and the resulting impact to the Company.
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
Webster evaluates goodwill for impairment on an annual basis, or more frequently if necessary. A significant decline in our expected future cash flows, a continuing period of market disruption, market capitalization to book value deterioration, or slower growth rates may require us to record charges in the future related to the impairment of our goodwill. If we were to conclude that a future write-down is necessary, we would record the appropriate charge, which may have a material adverse effect on our financial condition and results of operations.
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
To the extent that any portion of the unrealized losses in our investment securities portfolio is determined to be other-than-temporary impairment, we will recognize a charge to our earnings in the quarter during which such determination is made and our capital ratios will be adversely impacted. If any such charge is deemed significant, a rating agency might downgrade our credit rating or put us on a credit watch. A downgrade or a significant reduction in our capital ratios might adversely impact our ability to access the capital markets or might increase our cost of capital. Even if we do not determine that the unrealized losses associated with the investment portfolio require an impairment charge, increases in such unrealized losses adversely impact the tangible common equity ratio, which may adversely impact credit rating agency and investor sentiment. Any such negative perception also may adversely impact our ability to access the capital markets or might increase our cost of capital.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable

ITEM 2. PROPERTIES
The Company maintains its headquarters in Waterbury, Connecticut. This owned facility houses the Company’s executive and primary administrative functions, as well as the principal banking headquarters of Webster Bank. Other key operation and administration functions are in an owned facility in New Britain, Connecticut and in leased facilities in Stamford, Hartford, and Southington, Connecticut. The Company considers its properties suitable and adequate for present needs.
In addition to the properties noted above, the Company’s segments maintain the following leased or owned offices. Lease expiration dates vary, up to 67 years, with renewal options for 1 to 10 years. For additional information regarding leases and rental payments refer to Note 7: Leasing in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Commercial Banking
The Commercial Banking segment maintains offices across a footprint that primarily ranges from Boston, Massachusetts to Washington, D.C. Significant properties are located in: Hartford, New Haven, Stamford, and Waterbury, Connecticut; Boston, Massachusetts; New York City and White Plains, New York; Conshohocken, Pennsylvania; and Providence, Rhode Island.
The Commercial Banking segment also includes: Webster Capital Finance with headquarters in Southington, Connecticut; Webster Business Credit Corporation with headquarters in New York, New York and offices in Atlanta, Georgia, Baltimore, Maryland, Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, Charlotte, North Carolina, and New Milford, Connecticut; and Private Banking with headquarters in Stamford, Connecticut and offices in Hartford, New Haven, Waterbury, and Greenwich, Connecticut, Boston, Massachusetts, and Providence, Rhode Island.
HSA Bank
The HSA Bank segment is headquartered in Milwaukee, Wisconsin with an office in Sheboygan, Wisconsin.
Community Banking
The Community Banking segment maintains the following banking centers:

Location	Leased	Owned	Total
Connecticut	73	39	112
Massachusetts	19	10	29
Rhode Island	6	3	9
New York	7	—	7
Total banking centers	105	52	157

ITEM 3. LEGAL PROCEEDINGS
From time to time, Webster Financial Corporation or its subsidiaries are subject to certain legal proceedings and claims in the ordinary course of business. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not be material to Webster or its consolidated financial position. Webster establishes an accrual for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur that could cause Webster to adjust its litigation accrual or could have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results. Webster believes it has defenses to all claims asserted against it in existing litigation matters and intends to defend itself in those matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Webster Financial Corporation’s common shares trade on the New York Stock Exchange under the symbol WBS.
On February 27, 2020, there were 5,105 shareholders of record as determined by Broadridge, the Company’s transfer agent.
Recent Sales of Unregistered Securities
No unregistered securities were sold by Webster Financial Corporation during the three year period ended December 31, 2019.
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for Webster Financial Corporation’s common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (2)
October	7,479	$43.79	—	$200,000,000
November	—	—	—	200,000,000
December	—	—	—	200,000,000
Total	7,479	43.79	—	200,000,000
(1)All shares purchased during the three months ended December 31, 2019 were acquired outside of the repurchase program at market prices and related to stock compensation plan activity.
(2)Webster maintains a common stock repurchase program which authorizes management to purchase shares of its common stock, in open market or privately negotiated transactions, subject to market conditions and other factors. On October 29, 2019, the Company announced that its Board of Directors approved a modification to this program, originally approved on October 24, 2017, increasing the maximum dollar amount available for repurchase to $200 million. This program will remain in effect until fully utilized or until modified, superseded, or terminated.

Performance Graph
The performance graph compares Webster Financial Corporation’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (S&P 500 Index) and the Keefe, Bruyette & Woods Regional Banking Index (KRX Index).
Cumulative shareholder return is measured by dividing total dividends, assuming dividend reinvestment, for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The cumulative shareholder return over a five-year period assumes a simultaneous initial investment of $100, on December 31, 2014, in Webster Financial Corporation common stock and in each of the indices above.

	Period Ending December 31,
	2014	2015	2016	2017	2018	2019
Webster Financial Corporation	$100	$117	$176	$185	$166	$185
S&P 500 Index	$100	$101	$113	$138	$132	$174
KRX Index	$100	$106	$147	$150	$124	$153

ITEM 6. SELECTED FINANCIAL DATA
The required information is set forth below, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the section captioned "Results of Operations," which is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto of Webster Financial Corporation contained elsewhere in this report. For a comparison of the 2018 results to the 2017 results and other 2017 information not included herein, refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under the section captioned "Comparison of 2018 to 2017" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Results of Operations

Selected Financial Data	At or for the years ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Balance Sheets
Total assets	$30,389,344	$27,610,315	$26,487,645	$26,072,529	$24,641,118
Loans and leases, net	19,827,890	18,253,136	17,323,864	16,832,268	15,496,745
Investment securities	8,219,751	7,224,150	7,125,429	7,151,749	6,907,683
Deposits	23,324,746	21,858,845	20,993,729	19,303,857	17,952,778
Borrowings	3,529,271	2,634,703	2,546,141	4,017,948	4,040,799
Preferred stock	145,037	145,037	145,056	122,710	122,710
Total shareholders' equity	3,207,770	2,886,515	2,701,958	2,527,012	2,413,960
Statements Of Income
Interest income	$1,154,583	$1,055,167	$913,605	$821,913	$760,040
Interest expense	199,456	148,486	117,318	103,400	95,415
Net interest income	955,127	906,681	796,287	718,513	664,625
Provision for loan and lease losses	37,800	42,000	40,900	56,350	49,300
Non-interest income	285,315	282,568	259,478	264,478	237,777
Non-interest expense	715,950	705,616	661,075	623,191	555,341
Income before income tax expense	486,692	441,633	353,790	303,450	297,761
Income tax expense (1)	103,969	81,215	98,351	96,323	93,032
Net income	$382,723	$360,418	$255,439	$207,127	$204,729
Earnings applicable to common shareholders	$372,985	$351,703	$246,831	$198,423	$195,361
Per Share Data
Basic earnings per common share	$4.07	$3.83	$2.68	$2.17	$2.15
Diluted earnings per common share	4.06	3.81	2.67	2.16	2.13
Dividends and dividend equivalents declared per common share	1.53	1.25	1.03	0.98	0.89
Dividends declared per Series A preferred stock share	—	—	—	—	21.25
Dividends declared per Series E preferred stock share	—	—	1,600.00	1,600.00	1,600.00
Dividends declared per Series F preferred stock share	1,312.50	1,323.44	—	—	—
Book value per common share	33.28	29.72	27.76	26.17	24.99
Tangible book value per common share (non-GAAP)	27.19	23.60	21.59	19.94	18.69
Key Performance Ratios
Tangible common equity ratio (non-GAAP)	8.39%	8.05%	7.67%	7.19%	7.12%
Return on average assets	1.32	1.33	0.97	0.82	0.87
Return on average common shareholders’ equity	12.83	13.37	9.92	8.44	8.70
Return on average tangible common shareholders' equity (non-GAAP)	16.01	17.17	13.00	11.36	11.96
Net interest margin	3.55	3.60	3.30	3.12	3.08
Efficiency ratio (non-GAAP)	56.77	57.75	60.33	62.01	59.93
Asset Quality Ratios
Non-performing loans and leases as a percentage of loans and leases	0.75%	0.84%	0.72%	0.79%	0.89%
Non-performing assets as a percentage of loans and leases plus OREO	0.79	0.87	0.76	0.81	0.92
Non-performing assets as a percentage of total assets	0.52	0.59	0.50	0.53	0.59
ALLL as a percentage of non-performing loans and leases	138.56	137.22	158.00	144.98	125.05
ALLL as a percentage of loans and leases	1.04	1.15	1.14	1.14	1.12
Net charge-offs as a percentage of average loans and leases	0.21	0.16	0.20	0.23	0.23
Ratio of ALLL to net charge-offs	5.09 x	7.16 x	5.68 x	5.25 x	5.21 x
(1)The enactment of the Tax Act in December 2017 impacted income tax expense. Refer to Note 9 to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

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
The following tables reconcile non-GAAP financial measures with financial measures defined by GAAP:

	At December 31,
(Dollars and shares in thousands, except per share data)	2019	2018	2017	2016	2015
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$3,207,770	$2,886,515	$2,701,958	$2,527,012	$2,413,960
Less: Preferred stock (GAAP)	145,037	145,037	145,056	122,710	122,710
Goodwill and other intangible assets (GAAP)	560,290	564,137	567,984	572,047	577,699
Tangible common shareholders' equity (non-GAAP)	$2,502,443	$2,177,341	$1,988,918	$1,832,255	$1,713,551
Common shares outstanding	92,027	92,247	92,101	91,868	91,677
Tangible book value per common share (non-GAAP)	$27.19	$23.60	$21.59	$19.94	$18.69

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,502,443	$2,177,341	$1,988,918	$1,832,255	$1,713,551
Total assets (GAAP)	$30,389,344	$27,610,315	$26,487,645	$26,072,529	$24,641,118
Less: Goodwill and other intangible assets (GAAP)	560,290	564,137	567,984	572,047	577,699
Tangible assets (non-GAAP)	$29,829,054	$27,046,178	$25,919,661	$25,500,482	$24,063,419
Tangible common equity ratio (non-GAAP)	8.39%	8.05%	7.67%	7.19%	7.12%

	For the years ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Return on average tangible common shareholders' equity (non-GAAP):
Net Income (GAAP)	$382,723	$360,418	$255,439	$207,127	$204,729
Less: Preferred stock dividends (GAAP)	7,875	7,853	8,184	8,096	8,711
Add: Intangible assets amortization, tax-affected (GAAP)	3,039	3,039	2,640	3,674	4,121
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$377,887	$355,604	$249,895	$202,705	$200,139
Average shareholders' equity (non-GAAP)	$3,067,719	$2,782,132	$2,617,275	$2,481,417	$2,387,286
Less: Average preferred stock (non-GAAP)	145,037	145,068	124,978	122,710	134,682
Average goodwill and other intangible assets (non-GAAP)	562,188	566,048	570,054	574,785	579,366
Average tangible common shareholders' equity (non-GAAP)	$2,360,494	$2,071,016	$1,922,243	$1,783,922	$1,673,238
Return on average tangible common shareholders' equity (non-GAAP)	16.01%	17.17%	13.00%	11.36%	11.96%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$715,950	$705,616	$661,075	$623,191	$555,341
Less: Foreclosed property activity (GAAP)	(173)	(139)	(238)	(326)	517
Intangible assets amortization (GAAP)	3,847	3,847	4,062	5,652	6,340
Other expense (non-GAAP) (1)	1,757	11,878	9,029	3,513	975
Non-interest expense (non-GAAP)	$710,519	$690,030	$648,222	$614,352	$547,509
Net interest income (GAAP)	$955,127	$906,681	$796,287	$718,513	$664,625
Add: Tax-equivalent adjustment (non-GAAP)	9,695	9,026	16,953	13,637	10,617
Non-interest income (GAAP)	285,315	282,568	259,478	264,478	237,777
Other (non-GAAP) (2)	1,448	1,244	1,798	1,780	1,111
Less: Gain on sale of investment securities, net (GAAP)	29	—	—	414	609
Gains on sale of banking centers and asset redemption (GAAP)	—	4,596	—	7,331	—
Income (non-GAAP)	$1,251,556	$1,194,923	$1,074,516	$990,663	$913,521
Efficiency ratio (non-GAAP)	56.77%	57.75%	60.33%	62.01%	59.93%

(1)Other expense (non-GAAP) includes business and facility optimization charges. In addition, there was a $10.0 million charge relating to additional FDIC premiums in 2018 and a $3.8 million charge for debt prepayment penalties in 2017.
(2)Other (non-GAAP) includes low income housing credits.

The following table presents daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Years ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Loans and leases	$19,209,611	$927,395	4.83%	$18,033,587	$845,146	4.69%	$17,295,027	$712,794	4.12%
Investment securities (1)	7,761,937	229,989	2.97	7,137,326	211,227	2.93	7,047,744	210,044	2.97
FHLB and FRB stock	113,518	4,956	4.37	132,607	6,067	4.58	155,949	5,988	3.84
Interest-bearing deposits	56,458	1,211	2.14	63,178	1,125	1.78	63,397	698	1.10
Securities	7,931,913	236,156	2.98	7,333,111	218,419	2.98	7,267,090	216,730	2.98
Loans held for sale	22,437	727	3.24	15,519	628	4.04	29,680	1,034	3.49
Total interest-earning assets	27,163,961	$1,164,278	4.29%	25,382,217	$1,064,193	4.18%	24,591,797	$930,558	3.78%
Non-interest-earning assets	1,897,078			1,640,385			1,669,370
Total assets	$29,061,039			$27,022,602			$26,261,167

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$4,300,407	$—	—%	$4,185,183	$—	—%	$4,079,493	$—	—%
Health savings accounts	6,240,201	12,316	0.20	5,540,000	10,980	0.20	4,839,988	9,612	0.20
Interest-bearing checking, money market and savings	9,144,086	54,566	0.60	9,115,168	36,559	0.40	9,508,416	27,287	0.29
Time deposits	3,267,913	62,695	1.92	2,818,271	42,868	1.52	2,137,574	25,354	1.19
Total deposits	22,952,607	129,577	0.56	21,658,622	90,407	0.42	20,565,471	62,253	0.30

Securities sold under agreements to repurchase and other borrowings	1,008,704	17,953	1.78	784,998	13,491	1.72	876,660	14,365	1.64
FHLB advances	1,201,839	31,399	2.61	1,339,492	33,461	2.50	1,764,347	30,320	1.72
Long-term debt (1)	468,111	20,527	4.51	225,895	11,127	4.93	225,639	10,380	4.60
Total borrowings	2,678,654	69,879	2.62	2,350,385	58,079	2.47	2,866,646	55,065	1.92
Total interest-bearing liabilities	25,631,261	$199,456	0.78%	24,009,007	$148,486	0.62%	23,432,117	$117,318	0.50%
Non-interest-bearing liabilities	362,059			231,463			211,775
Total liabilities	25,993,320			24,240,470			23,643,892

Preferred stock	145,037			145,068			124,978
Common shareholders' equity	2,922,682			2,637,064			2,492,297
Total shareholders' equity	3,067,719			2,782,132			2,617,275
Total liabilities and equity	$29,061,039			$27,022,602			$26,261,167

Tax-equivalent net interest income		964,822			915,707			813,240
Less: Tax-equivalent adjustments		(9,695)			(9,026)			(16,953)
Net interest income		$955,127			$906,681			$796,287
Net interest margin			3.55%			3.60%			3.30%
(1)For purposes of yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.

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
Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 77.0% of total revenue for the year ended December 31, 2019.
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
Four main tools are used for managing interest rate risk:
•the size, duration and credit risk of the investment portfolio,
•the size and duration of the wholesale funding portfolio,
•interest rate contracts, and
•the pricing and structure of loans and deposits.
The federal funds rate target range was 1.50-1.75% at December 31, 2019, as compared to 2.25-2.50% at December 31, 2018 and 1.25-1.50% at December 31, 2017. Refer to the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Comparison of 2019 to 2018
Financial Performance
For the year ended December 31, 2019, net income of $382.7 million increased 6.2% from the year ended December 31, 2018, due to increased net interest income, driven by strong loan growth and stable credit quality across all businesses. Although net interest income increased, net interest margin decreased 5 basis points to 3.55% for the year ended December 31, 2019 from 3.60% for the year ended December 31, 2018. Non-interest income improved, led by growth in deposit service fees and mortgage banking activities, while a modest increase in non-interest expense partially offset the growth in revenues.
Income before income tax expense was $486.7 million for the year ended December 31, 2019, an increase of $45.1 million from $441.6 million for the year ended December 31, 2018.
Income tax expense was $104.0 million, for an effective tax rate of 21.4%, for the year ended December 31, 2019 as compared to $81.2 million, for an effective rate of 18.4%, for the year ended December 31, 2018.
Net income of $382.7 million and diluted earnings per share of $4.06 for the year ended December 31, 2019 increased from net income of $360.4 million and diluted earnings per share of $3.81 for the year ended December 31, 2018.
The efficiency ratio, a non-GAAP financial measure which quantifies the cost expended to generate a dollar of revenue, was 56.77% for 2019 and 57.75% for 2018. The improvement in the ratio highlights the Company's strong growth in revenues accelerating at a rate greater than the increase in non-interest expenses.
Net charge-offs as a percentage of average loans and leases was 0.21% for the year ended December 31, 2019 as compared to 0.16% for the year ended December 31, 2018. Non-performing assets as a percentage of loans, leases, and other real estate owned (OREO) decreased to 0.79% at December 31, 2019 from 0.87% at December 31, 2018 due to growth in loan and lease balances, and also in part from the decrease in non-performing asset balances during the year.
Net Interest Income
Net interest income totaled $955.1 million for the year ended December 31, 2019 as compared to $906.7 million for the year ended December 31, 2018, an increase of $48.4 million. On a fully tax-equivalent basis, net interest income increased $49.1 million when compared to 2018.
Net interest margin decreased 5 basis points to 3.55% for the year ended December 31, 2019 from 3.60% for the year ended December 31, 2018. The decrease in net interest margin is primarily due to increases in rates for interest-bearing liabilities rising at a greater rate than increases in yields for interest-earning assets.

Average interest-earning assets during 2019 increased $1.8 billion compared to 2018, primarily from loans and leases growth of $1.2 billion. The average yield on interest-earning assets increased 11 basis points to 4.29% during 2019 from 4.18% during 2018, primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets. Average interest-bearing liabilities during 2019 increased $1.6 billion compared to 2018, primarily from health savings account growth of $0.7 billion and an increase in borrowings of $0.9 billion. The average cost of interest-bearing liabilities increased 16 basis points to 0.78% during 2019 compared to 0.62% during 2018, from both the effects of the federal funds rate being increased throughout 2018 and then decreased only in the latter part of 2019, and higher borrowing levels.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Years ended December 31,
	2019 vs. 2018 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$27,010	$55,239	$82,249
Loans held for sale	(124)	224	100
Securities (2)	393	17,344	17,737
Total interest income	$27,279	$72,807	$100,086
Change in interest on interest-bearing liabilities:
Deposits	$32,318	$6,853	$39,171
Borrowings	(1,654)	13,454	11,800
Total interest expense	$30,664	$20,307	$50,971
Net change in net interest income	$(3,385)	$52,500	$49,115
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
(2)Securities include: Investment securities, FHLB and FRB stock, and Interest-bearing deposits.
Average loans and leases for the year ended December 31, 2019 increased $1.2 billion compared to the average for the year ended December 31, 2018. The loan and lease portfolio comprised 70.7% of the average interest-earning assets at December 31, 2019 compared to 71.0% at December 31, 2018. The loan and lease portfolio yield increased 14 basis points to 4.83% for the year ended December 31, 2019 compared to 4.69% for the year ended December 31, 2018. The increase in the yield on the average loan and lease portfolio is primarily due to the impact of variable rate loans resetting higher and growth in commercial loans with higher yields.
Average securities for the year ended December 31, 2019 increased $598.8 million compared to the average for the year ended December 31, 2018. Securities comprised 29.2% of the average interest-earning assets at December 31, 2019 compared to 28.9% at December 31, 2018. Securities yield was 2.98% for both the year ended December 31, 2019 and the year ended December 31, 2018.
Average deposits for the year ended December 31, 2019 increased $1.3 billion compared to the average for the year ended December 31, 2018, comprised of $115.2 million in non-interest-bearing deposits and $1.2 billion in interest-bearing deposits. The increase is primarily due to growth in health savings accounts and time deposits. The average cost of deposits increased 14 basis points to 0.56% for the year ended December 31, 2019 from 0.42% for the year ended December 31, 2018. The increase is due to selected deposit product rate increases and a change in mix into certificate of deposit accounts. Higher cost time deposits increased to 17.5% for the year ended December 31, 2019 from 16.1% for the year ended December 31, 2018, as a percentage of total interest-bearing deposits.
Average borrowings for the year ended December 31, 2019 increased $328.3 million compared to the average for the year ended December 31, 2018. Securities sold under agreements to repurchase and other borrowings increased $223.7 million, while FHLB advances decreased $137.7 million. The Company completed an underwritten public offering of $300 million senior fixed-rate notes on March 25, 2019, which resulted in an increase of $242.2 million in average long-term debt. See "Sources of Funds and Liquidity" for further discussion of the notes issued. The average cost of borrowings increased 15 basis points to 2.62% for the year ended December 31, 2019 from 2.47% for the year ended December 31, 2018. The increase is largely a result of the senior notes and changes in the federal funds rate.
Provision for Loan and Lease Losses
The provision for loan and lease losses was $37.8 million for the year ended December 31, 2019, which decreased $4.2 million compared to the year ended December 31, 2018. This level of provision for loan and lease losses is primarily due to loan growth, mix and stable asset quality. Refer to the sections captioned "Loans and Leases" through "Allowance for Loan and Lease Losses Methodology," contained elsewhere in this report for further details.

Non-Interest Income

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2019	2018	Amount	Percent
Deposit service fees	$168,022	$162,183	$5,839	3.6%
Loan and lease related fees	31,327	32,025	(698)	(2.2)
Wealth and investment services	32,932	32,843	89	0.3
Mortgage banking activities	6,115	4,424	1,691	38.2
Increase in cash surrender value of life insurance policies	14,612	14,614	(2)	—
Gain on sale of investment securities, net	29	—	29	100.0
Other income	32,278	36,479	(4,201)	(11.5)
Total non-interest income	$285,315	$282,568	$2,747	1.0%
Total non-interest income was $285.3 million for the year ended December 31, 2019, an increase of $2.7 million compared to $282.6 million for the year ended December 31, 2018. The increase is primarily attributable to higher deposit service fees and mortgage banking activities, partially offset by lower other income.
Deposit service fees totaled $168.0 million for 2019 compared to $162.2 million for 2018. The increase was a result of higher checking account service charges and check card interchange fees attributable to health savings account growth.
Mortgage banking activities totaled $6.1 million for 2019 compared to $4.4 million for 2018. The increase was primarily the result of higher originations for sale and higher rate lock activity due to lower rates.
Other income totaled $32.3 million for 2019 compared to $36.5 million for 2018. The decrease was primarily due to a gain of $4.6 million on the sale of banking centers in 2018. Bank owned life insurance gains were substantially offset by a write-down in one equity method investment in 2019 compared to 2018.
Non-Interest Expense

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2019	2018	Amount	Percent
Compensation and benefits	$395,402	$381,496	$13,906	3.6%
Occupancy	57,181	59,463	(2,282)	(3.8)
Technology and equipment	105,283	97,877	7,406	7.6
Intangible assets amortization	3,847	3,847	—	—
Marketing	16,286	16,838	(552)	(3.3)
Professional and outside services	21,380	20,300	1,080	5.3
Deposit insurance	17,954	34,749	(16,795)	(48.3)
Other expense	98,617	91,046	7,571	8.3
Total non-interest expense	$715,950	$705,616	$10,334	1.5%
Total non-interest expense was $716.0 million for the year ended December 31, 2019, an increase of $10.3 million compared to $705.6 million for the year ended December 31, 2018. The increase is primarily attributable to higher compensation and benefits, technology and equipment, and other expense, partially offset by lower deposit insurance.
Compensation and benefits totaled $395.4 million for 2019 compared to $381.5 million for 2018. The increase was due to strategic hires, annual merit increases, and other benefit costs.
Technology and equipment totaled $105.3 million for 2019 compared to $97.9 million for 2018. The increase was due to higher service contracts to support strategic and infrastructure projects for continued investment in the businesses.
Other expense totaled $98.6 million for 2019 compared to $91.0 million for 2018. The increase is due to a $1.7 million business optimization expense in 2019, as well as legal settlements and sales costs.
Deposit insurance totaled $18.0 million for 2019 compared to $34.7 million for 2018. The decrease reflects the benefit of the temporary FDIC deposit insurance fund surcharge ending in 2018 and a $10.0 million charge in 2018 related to additional FDIC premiums.

Income Taxes
Webster recognized income tax expense of $104.0 million for the year ended December 31, 2019 and $81.2 million for the year ended December 31, 2018, and the effective tax rates were 21.4% and 18.4%, respectively. The increase in tax expense reflects both the higher level of pre-tax income and a lower level of net discrete tax benefits in 2019, and the increase in the effective tax rate principally reflects the lower level of net discrete tax benefits recognized in 2019 compared to 2018, which included tax planning benefits related to the Tax Act.
The Company's gross DTAs applicable to its net operating loss and credit carryforwards of $69.8 million, or $31.6 million net of the $38.2 related valuation allowance, pertain to state and local tax (SALT). The valuation allowance reflects management's estimates of the Company's taxable income projected through the year 2032 and includes assumptions about the content and apportionment of its income among its legal entities for SALT purposes. Those estimates and assumptions reflect the Company's plans and strategies for growth from its ordinary and recurring operations over the near term by legal entity, as well as a longer-term 4% growth rate assumption. Management believes the $31.6 million net DTAs are more likely than not realizable and their estimates form a reasonable basis for this determination.
For additional information on Webster's income taxes, including its DTAs, refer to Note 9: Income Taxes in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, HSA Bank, and Community Banking. These segments reflect how executive management responsibilities are assigned, the type of customer served, how products and services are provided, and how discrete financial information is currently evaluated. Certain Corporate Treasury activities, along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category. Refer to Note 20: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a reconciliation of segment information to amounts reported in accordance with GAAP and for a description of segment reporting methodology.
Commercial Banking is comprised of Commercial Banking and Private Banking operating segments.
Commercial Banking provides commercial and industrial lending and leasing, commercial real estate lending, and treasury and payment solutions. Specifically, Webster Bank deploys lending through middle market, commercial real estate, equipment financing, asset-based lending and specialty lending units. These groups utilize a relationship approach model throughout their footprint when providing lending, deposit, and cash management services to middle market companies. In addition, Commercial Banking serves as a referral source to the other lines of business.
Private Banking provides asset management, financial planning services, trust services, loan products, and deposit products for high net worth clients, not-for-profit organizations, and business clients. These client relationships generate fee revenue on assets under management or administration, while a majority of the relationships also include lending and, or, deposit accounts which generates net interest income and other ancillary fees.
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
Personal Banking offers consumer deposit and fee-based services, residential mortgages, home equity lines, or loans, unsecured consumer loans, and credit card products. In addition, investment and securities-related services, including brokerage and investment advice are offered through a strategic partnership with LPL, a broker dealer registered with the SEC, a registered investment advisor under federal and applicable state laws, a member of the FINRA, and a member of the SIPC. Webster Bank has employees located throughout its banking center network, who, through LPL, are registered representatives.
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $25 million. This group builds broad customer relationships through business bankers and business certified banking center managers, supported by a team of customer care center bankers and industry and product specialists.

Commercial Banking
Operating Results:

	Years ended December 31,
(In thousands)	2019	2018	2017
Net interest income	$372,845	$356,509	$322,393
Non-interest income	59,063	64,765	55,194
Non-interest expense	181,580	174,054	154,037
Pre-tax, pre-provision net revenue	250,328	247,220	223,550
Provision for loan and lease losses	25,407	32,388	34,066
Income before income tax expense	224,921	214,832	189,484
Income tax expense	55,331	52,849	52,676
Net income	$169,590	$161,983	$136,808
Comparison of 2019 to 2018
Pre-tax, pre-provision net revenue increased $3.1 million in 2019 compared to 2018. Net interest income increased $16.3 million, primarily due to loan growth. Non-interest income decreased $5.7 million, driven by less syndication and client interest rate hedging activity. Non-interest expense increased $7.5 million, related to investments in people and technology.
The provision for loan and lease losses allocation decreased by $7.0 million due to stable asset quality.
Comparison of 2018 to 2017
Pre-tax, pre-provision net revenue increased $23.7 million in 2018 compared to 2017. Net interest income increased $34.1 million, primarily due to loan and deposit growth and higher loan and deposit margins. Non-interest income increased $9.6 million, primarily due to loan related fees and client interest rate hedging activities. Non-interest expense increased $20.0 million, related to FDIC insurance and investments in people and technology.
The provision for loan and lease losses decreased by $1.7 million due to stable asset quality and overall credit environment.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2019	2018	2017
Loans and leases	$11,499,573	$10,437,319	$9,323,376
Deposits	4,382,051	4,030,554	4,122,608

Assets under administration/management	2,304,350	1,930,199	2,039,375
Loans and leases increased $1.1 billion at December 31, 2019 compared to December 31, 2018, and increased $1.1 billion at December 31, 2018 compared to December 31, 2017, in line with our strategic priority to expand commercial banking.

Loan originations were $4.1 billion, $4.4 billion and $3.2 billion in 2019, 2018 and 2017, respectively.

Deposits increased $351.5 million at December 31, 2019 compared to December 31, 2018, as a result of new business development and customers holding more balances at the bank. Deposits decreased $92.1 million at December 31, 2018 compared to December 31, 2017, primarily due to a decrease in municipal deposits.
The Private Banking operating segment held approximately $1.8 billion, $1.5 billion, and $1.7 billion in assets under management and $539.7 million, $422.5 million, and $357.5 million in assets under administration at December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

HSA Bank
Operating Results:

	Years ended December 31,
(In thousands)	2019	2018	2017
Net interest income	$167,239	$143,255	$104,704
Non-interest income	97,041	89,323	77,378
Non-interest expense	135,586	124,594	113,143
Pre-tax net revenue	128,694	107,984	68,939
Income tax expense	33,460	28,076	19,165
Net income	$95,234	$79,908	$49,774
Comparison of 2019 to 2018
Pre-tax, net revenue increased $20.7 million in 2019 compared to 2018. Net interest income increased $24.0 million, reflecting growth in deposits and improvement in deposit spreads. Non-interest income increased $7.7 million, primarily due to a higher volume of fee and interchange income due to growth in the number of accounts. Non-interest expense increased $11.0 million, primarily due to increased compensation and benefits, processing costs related to incremental account growth and investments in expanded sales and relationship management teams.
Comparison of 2018 to 2017
Pre-tax, net revenue increased $39.0 million in 2018 compared to 2017. Net interest income increased $38.6 million, reflecting growth in deposits and improvement in deposit spreads. Non-interest income increased $11.9 million, primarily due to a higher volume of fee and interchange income as a result of the growth in the number of accounts. Non-interest expense increased $11.5 million, primarily due to increased compensation and benefits, processing costs related to incremental account growth, and investments in expanded sales force.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2019	2018	2017
Deposits	$6,416,135	$5,740,601	$5,038,681

Assets under administration, through linked brokerage accounts	2,070,910	1,460,204	1,268,402
Total footings	$8,487,045	$7,200,805	$6,307,083

Deposits increased $0.7 billion at December 31, 2019 compared to December 31, 2018 and increased $0.7 billion at December 31, 2018 compared to December 31, 2017. These increases are related to organic deposit and account growth.
HSA Bank deposits accounted for 27.5% and 26.3% of the Company’s total deposits as of December 31, 2019 and December 31, 2018, respectively.
Assets under administration, through linked brokerage accounts, increased $610.7 million at December 31, 2019 compared to December 31, 2018, primarily due to the increasing number of account holders with investment accounts plus increases in market values of investments over the year. Assets under administration, through linked brokerage accounts, increased $191.8 million at December 31, 2018 compared to December 31, 2017, primarily due to the increasing number of account holders with investment accounts partially offset by the fourth quarter decline in market value of investments.

Community Banking
Operating Results:

	Years ended December 31,
(In thousands)	2019	2018	2017
Net interest income	$400,744	$404,869	$383,700
Non-interest income	109,270	109,669	107,368
Non-interest expense	388,399	384,599	373,081
Pre-tax, pre-provision net revenue	121,615	129,939	117,987
Provision for loan and lease losses	12,393	9,612	6,834
Income before income tax expense	109,222	120,327	111,153
Income tax expense	21,735	23,945	30,899
Net income	$87,487	$96,382	$80,254
Comparison of 2019 to 2018
Pre-tax, pre-provision net revenue decreased $8.3 million in 2019 compared to 2018. Net interest income decreased $4.1 million, primarily due to decline in interest rate spreads in loans and deposits portfolio stemming from lower interest rate environment. Decrease in rate spreads was partially offset by growth in balances for loan and deposit portfolios. Non-interest income decreased $0.4 million, as increased income from mortgage banking activities and increased fees from loan servicing and interest rate hedging activities were offset by a $4.6 million gain from the sale of six banking centers recorded in the prior year. Non-interest expense increased $3.8 million, primarily due to higher compensation and benefits and continued investments in technology, partially offset by lower marketing-related costs and occupancy expenses.
The provision for loan and lease losses increased by $2.8 million in large part due to loan growth.
Comparison of 2018 to 2017
Pre-tax, pre-provision net revenue increased $12.0 million in 2018 compared to 2017. Net interest income increased $21.2 million, primarily due to growth in deposit balances, as well as improved interest spreads on deposits. Non-interest income increased $2.3 million, due to a gain on the sale of six banking centers, coupled with growth in deposit and loan fees. These were partially offset by decreased fee income from mortgage banking activities as a result of lower mortgage production. Non-interest expense increased $11.5 million, primarily due to higher compensation related expenses and continued investments in technology.
The provision for loan and lease losses increased by $2.8 million primarily due to changes in loan balances and asset quality.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2019	2018	2017
Loans	$8,537,341	$8,028,115	$8,200,154
Deposits	12,527,903	11,856,652	11,476,334

Assets under administration	3,712,311	3,391,946	3,376,185
Loan portfolio balances increased $509.2 million at December 31, 2019 compared to December 31, 2018. The increase was primarily driven by growth in residential mortgage balances and business banking balances. Mortgage balances growth included a $242.2 million portfolio purchase in the first quarter. Growth in business banking balances also contributed. This overall growth was partially offset by continued net attrition in home equity balances as loan principal paydowns exceeded new loan production. Loan portfolio balances decreased $172.0 million at December 31, 2018 compared to December 31, 2017. The decrease is related to net attrition in the residential mortgage and home equity balances as loan principal paydowns exceeded new loan production. These balance declines were partially offset by growth in the business banking portfolio.
Loan originations were $2.2 billion, $1.3 billion, and $1.9 billion for the years ended 2019, 2018 and 2017, respectively. The increase of $854.6 million in originations for the year ended December 31, 2019 is driven by increased production in residential mortgages, home equity, and business banking products.
Deposits increased $671.3 million at December 31, 2019 compared to December 31, 2018, resulting from growth in savings, transaction, and time deposit products. Deposits increased $380.3 million at December 31, 2018 compared to December 31, 2017, due to the Boston expansion and growth in time deposit balances.
Additionally, at December 31, 2019, 2018 and 2017, Webster Bank's investment services division held $3.7 billion, $3.4 billion, and $3.4 billion, respectively, of assets under administration through its strategic partnership with LPL.

Financial Condition
Webster had total assets of $30.4 billion at December 31, 2019 compared to $27.6 billion at December 31, 2018, an increase of $2.8 billion, or 10.1% as:
•loans and leases of $19.8 billion, net of ALLL of $209.1 million, at December 31, 2019 increased $1.6 billion compared to loans and leases of $18.3 billion, net of ALLL of $212.4 million, at December 31, 2018. The net increase was driven by strong commercial and residential loan origination activity, while;
•total deposits of $23.3 billion at December 31, 2019 increased $1.5 billion compared to $21.9 billion at December 31, 2018. Non-interest-bearing deposits increased 6.8%, and interest-bearing deposits increased 6.7% during the year ended December 31, 2019, primarily due to growth in health savings accounts balances.
At December 31, 2019, total shareholders' equity was $3.2 billion compared to $2.9 billion at December 31, 2018, an increase of $321.3 million or, 11.1%. Changes in shareholders' equity for the year ended December 31, 2019 include:
•an increase of $382.7 million for net income;
•an increase of $94.6 million for other comprehensive income (OCI), primarily from higher market values for the available-for-sale securities portfolio;
•reductions of $141.3 million for common share dividends and $7.9 million for preferred share dividends, and;
•a reduction of $19.6 million for purchases of treasury stock, at cost.
The quarterly cash dividend to common shareholders was increased for the eighth consecutive year on April 22, 2019 to $0.40 per common share from $0.33 per common share. On January 28, 2020, Webster Financial Corporation’s Board of Directors declared a quarterly dividend of $0.40 per share. Refer to the "Selected Financial Highlights" section contained elsewhere in this item and Note 14: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, the Holding Company also may directly hold investment securities from time-to-time. At December 31, 2019, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Webster maintains, through its Corporate Treasury function, investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale and held-to-maturity. Available-for-sale currently consists of U.S. Treasury Bills, agency collateralized mortgage obligations (Agency CMO), agency mortgage-backed securities (Agency MBS), agency commercial mortgage-backed securities (Agency CMBS), non-agency commercial mortgage-backed securities (CMBS), CLO, and corporate debt. Held-to-maturity currently consists of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS.
The carrying value of investment securities totaled $8.2 billion at December 31, 2019 and $7.2 billion at December 31, 2018.
Available-for-sale investment securities increased by $27.1 million, primarily due to increases in market value more than offsetting portfolio activity. The tax-equivalent yield in the portfolio was 2.94% for the year ended December 31, 2019 compared to 2.89% for the year ended December 31, 2018.
Held-to-maturity investment securities increased by $968.5 million, primarily due to principal purchase activity for Agency MBS and Agency CMBS more than offsetting principal paydowns throughout the portfolio. The tax-equivalent yield in the portfolio was 2.98% for the year ended December 31, 2019 compared to 2.96% for the year ended December 31, 2018.
These investment securities were evaluated by management and were determined not to be other-than-temporarily impaired, at December 31, 2019 and 2018. The Company does not have the intent to sell these investment securities, and it is more likely than not that it will not have to sell these securities before the recovery of their cost basis. The total unrealized loss was $30.3 million at December 31, 2019.
The benchmark 10-year U.S. Treasury rate decreased to 1.92% on December 31, 2019 from 2.69% on December 31, 2018.

The following table summarizes the amortized cost and fair value of investment securities:

	At December 31,
	2019				2018
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$—	$—	$—	$—	$7,549	$1	$—	$7,550
Agency CMO	184,500	2,218	(917)	185,801	238,968	412	(4,457)	234,923
Agency MBS	1,580,743	35,456	(4,035)	1,612,164	1,521,534	1,631	(42,076)	1,481,089
Agency CMBS	587,974	513	(6,935)	581,552	608,167	—	(41,930)	566,237
CMBS	432,085	38	(252)	431,871	447,897	645	(2,961)	445,581
CLO	92,628	45	(468)	92,205	114,641	94	(1,964)	112,771
Corporate debt	23,485	—	(1,245)	22,240	55,860	—	(5,281)	50,579
Securities available-for-sale	$2,901,415	$38,270	$(13,852)	$2,925,833	$2,994,616	$2,783	$(98,669)	$2,898,730

Held-to-maturity:
Agency CMO	$167,443	$1,123	$(1,200)	$167,366	$208,113	$287	$(5,255)	$203,145
Agency MBS	2,957,900	60,602	(8,733)	3,009,769	2,517,823	8,250	(79,701)	2,446,372
Agency CMBS	1,172,491	6,444	(5,615)	1,173,320	667,500	53	(22,572)	644,981
Municipal bonds and notes	740,431	32,709	(21)	773,119	715,041	2,907	(18,285)	699,663
CMBS	255,653	2,278	(852)	257,079	216,943	405	(2,388)	214,960
Securities held-to-maturity	$5,293,918	$103,156	$(16,421)	$5,380,653	$4,325,420	$11,902	$(128,201)	$4,209,121
The following table summarizes debt securities period-end amount by contractual maturity, or a firm call date, and the respective weighted-average coupon yields:

	At December 31, 2019
	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted Average Coupon Yield	Amount	Weighted Average Coupon Yield	Amount	Weighted Average Coupon Yield	Amount	Weighted Average Coupon Yield	Amount	Weighted Average Coupon Yield
Available-for-sale:
Agency CMO	$—	—%	$—	—%	$8,715	2.24%	$177,085	2.51%	$185,800	2.49%
Agency MBS	—	—	—	—	12,220	2.07	1,599,944	2.77	1,612,164	2.76
Agency CMBS	—	—	—	—	—	—	581,553	2.39	581,553	2.39
CMBS	—	—	—	—	186,391	3.14	245,480	3.06	431,871	3.10
CLO	—	—	—	—	92,205	3.69	—	—	92,205	3.69
Corporate debt	—	—	—	—	—	—	22,240	2.45	22,240	2.45
Securities available-for-sale	$—	—%	$—	—%	$299,531	3.24%	$2,626,302	2.69%	$2,925,833	2.75%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$167,443	2.48%	$167,443	2.48%
Agency MBS	—	—	2,887	3.86	5,983	2.25	2,949,030	2.71	2,957,900	2.71
Agency CMBS	—	—	—	—	189,980	2.74	982,511	2.63	1,172,491	2.65
Municipal bonds and notes	7,635	3.26	2,986	4.29	60,952	2.79	668,858	2.94	740,431	2.94
CMBS	—	—	—	—	—	—	255,653	2.75	255,653	2.75
Securities held-to-maturity	$7,635	3.26%	$5,873	4.08%	$256,915	2.74%	$5,023,495	2.72%	$5,293,918	2.73%

Total debt securities	$7,635	3.26%	$5,873	4.08%	$556,446	3.01%	$7,649,797	2.71%	$8,219,751	2.73%
Webster Bank has the ability to use its investment portfolio as well as interest-rate derivative financial instruments, within internal policy guidelines to manage interest rate risk as part of its asset/liability strategy. Refer to Note 16: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning the use of derivative financial instruments.

Loans and Leases
The following table provides the composition of loans and leases:

	At December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Commercial non-mortgage	$5,313,989	26.5	$5,269,557	28.5	$4,551,580	26.0	$4,151,740	24.4	$3,575,042	22.8
Asset-based	1,049,978	5.2	971,876	5.3	837,490	4.8	808,836	4.7	755,709	4.8
Total commercial	6,363,967	31.7	6,241,433	33.8	5,389,070	30.8	4,960,576	29.1	4,330,751	27.6
Commercial real estate:
Commercial real estate	5,736,262	28.6	4,715,949	25.5	4,249,549	24.2	4,141,025	24.3	3,696,596	23.6
Commercial construction	223,707	1.1	218,816	1.2	279,531	1.6	375,041	2.2	300,246	1.9
Total commercial real estate	5,959,969	29.7	4,934,765	26.7	4,529,080	25.8	4,516,066	26.5	3,996,842	25.5
Equipment financing	533,048	2.7	504,351	2.7	545,877	3.1	630,040	3.7	594,984	3.8
Residential	4,944,480	24.7	4,389,866	23.8	4,464,651	25.5	4,232,771	24.9	4,042,960	25.8
Consumer:
Home equity	1,998,631	10.0	2,153,911	11.7	2,336,846	13.3	2,395,483	14.1	2,439,415	15.6
Other consumer	219,266	1.1	227,257	1.2	237,695	1.4	274,336	1.6	248,830	1.6
Total consumer	2,217,897	11.1	2,381,168	12.9	2,574,541	14.7	2,669,819	15.7	2,688,245	17.2

Net unamortized premiums	16,693	0.1	14,809	0.1	15,316	0.1	9,402	0.1	7,477	—
Net deferred fees	932	—	(903)	—	5,323	—	7,914	—	10,476	0.1
Total loans and leases	$20,036,986	100.0	$18,465,489	100.0	$17,523,858	100.0	$17,026,588	100.0	$15,671,735	100.0
Total commercial loans were $6.4 billion at December 31, 2019, a net increase of $122.5 million from December 31, 2018. The growth in commercial loans is primarily related to new originations of $2.0 billion in commercial non-mortgage loans for the year ended December 31, 2019, partially offset by loan payments.
Asset-based loans increased $78.1 million from December 31, 2018, reflective of $469.1 million in originations and line usage during the year ended December 31, 2019, partially offset by loan payments.
Total commercial real estate loans were $6.0 billion at December 31, 2019, a net increase of $1.0 billion from December 31, 2018 as a result of originations of $1.8 billion during the year ended December 31, 2019, partially offset by loan payments.
Equipment financing loans and leases were $533.0 million at December 31, 2019, a net increase of $28.7 million from December 31, 2018, primarily the result of increased originations during the year ended December 31, 2019.
Total residential loans were $4.9 billion at December 31, 2019, a net increase of $554.6 million from December 31, 2018, primarily due to originations of $1.0 billion, partially offset by loan repayments during the year ended December 31, 2019.
Total consumer loans were $2.2 billion at December 31, 2019, a net decrease of $163.3 million from December 31, 2018, primarily the result of net paydowns in the equity line and loan products partially offset by originations of $575.4 million during the year ended December 31, 2019.

The following table provides information for the contractual maturity and interest-rate profile of loans and leases:

	At December 31, 2019
	Contractual Maturity
(In thousands)	One Year Or Less	One To Five Years	More Than Five Years	Total
Commercial:
Commercial non-mortgage	$707,746	$3,598,518	$990,347	$5,296,611
Asset-based	232,588	794,691	19,607	1,046,886
Total commercial	940,334	4,393,209	1,009,954	6,343,497
Commercial real estate:
Commercial real estate	573,473	2,080,806	3,068,401	5,722,680
Commercial construction	28,898	168,292	29,470	226,660
Total commercial real estate	602,371	2,249,098	3,097,871	5,949,340
Equipment financing	25,410	401,712	110,219	537,341
Residential	1,402	28,535	4,942,748	4,972,685
Consumer:
Home equity	11,707	69,884	1,932,953	2,014,544
Other consumer	17,047	189,112	13,420	219,579
Total consumer	28,754	258,996	1,946,373	2,234,123

Total loans and leases	$1,598,271	$7,331,550	$11,107,165	$20,036,986

	Interest-Rate Profile
(In thousands)	One Year Or Less	One To Five Years	More Than Five Years	Total
Fixed rate	$212,721	$1,025,217	$4,541,640	$5,779,578
Variable rate	1,385,550	6,306,333	6,565,525	14,257,408
Total loans and leases	$1,598,271	$7,331,550	$11,107,165	$20,036,986
Credit Policies and Procedures
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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate and service its debt. Assessment of management is a critical element of the underwriting process and credit decision. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, current and projected cash flows are examined to determine the ability of the borrower to repay obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate personal guarantees of the principals.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Repayment of these loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located, and the tenants of the property securing the loan. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which reduces the Company's exposure to adverse economic events that may affect a particular market. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. Management periodically utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its commercial real estate loan portfolio.
Consumer loans are subject to policies and procedures developed to manage the risk characteristics of the portfolio. Policies and procedures, coupled with relatively small individual loan amounts and predominately collateralized structures, spread across many different borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis, with policies and procedures modified, or developed, as needed. Underwriting factors for mortgage and home equity loans include the borrower’s Fair Isaac Corporation (FICO) score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage and non-qualified mortgage loans as defined by applicable CFPB rules.

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
The following table provides key asset quality ratios:

	At or for the years ended December 31,
	2019	2018	2017	2016	2015
Non-performing loans and leases as a percentage of loans and leases	0.75%	0.84%	0.72%	0.79%	0.89%
Non-performing assets as a percentage of loans and leases plus OREO	0.79	0.87	0.76	0.81	0.92
Non-performing assets as a percentage of total assets	0.52	0.59	0.50	0.53	0.59
ALLL as a percentage of non-performing loans and leases	138.56	137.22	158.00	144.98	125.05
ALLL as a percentage of loans and leases	1.04	1.15	1.14	1.14	1.12
Net charge-offs as a percentage of average loans and leases	0.21	0.16	0.20	0.23	0.23
Ratio of ALLL to net charge-offs	5.09x	7.16x	5.68x	5.25x	5.21x
Potential Problem Loans and Leases
Potential problem loans and leases are defined by management as certain loans and leases that, for:
•commercial, commercial real estate, and equipment financing are performing loans and leases classified as Substandard and have a well-defined weakness that could jeopardize the full repayment of the debt; and
•residential and consumer are performing loans 60-89 days past due and accruing.
Potential problem loans and leases exclude loans and leases past due 90 days or more and accruing, non-accrual loans and leases, and troubled debt restructurings (TDRs).
Management monitors potential problem loans and leases due to a higher degree of risk associated with them. The current expectation of probable losses is included in the ALLL; however, management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $216.7 million at December 31, 2019 compared to $226.9 million at December 31, 2018.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Commercial:
Commercial non-mortgage	$2,697	0.05	$1,700	0.03	$5,809	0.13	$1,949	0.05	$4,052	0.11
Commercial real estate:
Commercial real estate	1,700	0.03	1,514	0.03	551	0.01	8,173	0.20	2,250	0.06
Equipment financing	5,785	1.09	915	0.18	2,358	0.43	1,596	0.25	602	0.10
Residential	13,598	0.28	12,789	0.29	13,771	0.31	11,202	0.26	15,032	0.37
Consumer:
Home equity	13,761	0.69	14,595	0.68	18,397	0.79	14,578	0.61	13,261	0.54
Other consumer	5,074	2.31	2,729	1.20	3,997	1.68	3,715	1.35	2,000	0.80
Loans and leases past due 30-89 days	42,615	0.21	34,242	0.19	44,883	0.26	41,213	0.24	37,197	0.24
Commercial non-mortgage	—	—	104	—	644	0.01	749	0.02	22	—
Commercial real estate	—	—	—	—	243	0.01	—	—	—	—
Residential	—	—	—	—	—	—	—	—	2,029	0.05
Loans and leases past due 90 days and accruing	—	—	104	—	887	0.01	749	—	2,051	0.01
Total loans and leases over 30 days past due and accruing income	42,615	0.21	34,346	0.19	45,770	0.26	41,962	0.25	39,248	0.25
Deferred costs and unamortized premiums	92		86		77		86		86
Total	$42,707		$34,432		$45,847		$42,048		$39,334
(1)Past due loan and lease balances exclude non-accrual loans and leases.
(2)Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums, net.

Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Commercial:
Commercial non-mortgage	$59,360	1.12	$55,951	1.06	$39,402	0.87	$38,550	0.93	$27,086	0.76
Asset-based loans	139	0.01	224	0.02	589	0.07	—	—	—	—
Total commercial	59,499	0.93	56,175	0.90	39,991	0.74	38,550	0.78	27,086	0.63
Commercial real estate:
Commercial real estate	9,940	0.17	8,243	0.17	4,484	0.11	9,859	0.24	16,750	0.45
Commercial construction	1,614	0.72	—	—	—	—	662	0.18	3,461	1.15
Total commercial real estate	11,554	0.19	8,243	0.17	4,484	0.10	10,521	0.23	20,211	0.51
Equipment financing	5,433	1.02	6,314	1.25	393	0.07	225	0.04	706	0.12
Residential	43,100	0.87	49,069	1.12	44,407	0.99	47,201	1.12	54,101	1.34
Consumer:
Home equity	30,130	1.51	33,456	1.55	35,601	1.52	35,875	1.50	37,279	1.53
Other consumer	1,190	0.54	1,493	0.66	1,706	0.72	1,663	0.61	558	0.22
Total consumer	31,320	1.41	34,949	1.47	37,307	1.45	37,538	1.41	37,837	1.41
Total non-performing loans and leases (3)	150,906	0.75	154,750	0.84	126,582	0.72	134,035	0.79	139,941	0.89
Deferred costs and unamortized premiums	153		17		(69)		(219)		128
Total	$151,059		$154,767		$126,513		$133,816		$140,069

Total non-performing loans and leases	$150,906		$154,750		$126,582		$134,035		$139,941
Foreclosed and repossessed assets:
Residential and consumer	6,203		6,460		5,759		3,911		5,029
Commercial	271		407		305		—		—
Total foreclosed and repossessed assets	6,474		6,867		6,064		3,911		5,029
Total non-performing assets	$157,380		$161,617		$132,646		$137,946		$144,970
(1)Balances by class exclude the impact of net deferred costs and unamortized premiums.
(2)Represents the principal balance of non-performing loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums.
(3)Includes non-accrual restructured loans and leases of $101.0 million, $91.9 million, $74.3 million, $75.7 million and $100.9 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
The following table provides detail of non-performing loan and lease activity:

	Years ended December 31,
(In thousands)	2019	2018
Beginning balance	$154,750	$126,582
Additions	123,400	124,991
Paydowns, net of draws	(52,161)	(54,468)
Charge-offs	(48,156)	(35,298)
Other reductions	(26,927)	(7,057)
Ending balance	$150,906	$154,750
Impaired Loans and Leases
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance loans of a similar nature. Consumer and residential loans for which the borrower has been discharged in Chapter 7 bankruptcy are considered collateral dependent impaired loans at the date of discharge. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount, risk rated substandard or worse and non-accruing are evaluated individually for impairment. All TDRs or loans that have had a partial charge-off are evaluated individually for impairment, as well. Impairment may be evaluated at the present value of estimated future cash flows using the original interest rate of the loan or at the fair value of collateral, less estimated selling costs. To the extent that an impaired loan or lease balance is collateral dependent, the Company determines the fair value of the collateral.
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
A fair value shortfall is recorded as an impairment reserve against the ALLL. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ALLL. Any impaired loan for which no specific valuation allowance was necessary at December 31, 2019 and December 31, 2018 is the result of either sufficient cash flow or sufficient collateral coverage of the book balance.
At December 31, 2019, there were 1,423 impaired loans and leases with a recorded investment balance of $256.4 million, which included loans and leases of $125.8 million with an impairment allowance of $14.2 million, compared to 1,501 impaired loans and leases with a recorded investment balance of $259.3 million, which included loans and leases of $93.1 million, with an impairment allowance of $15.4 million at December 31, 2018. The reduction of $1.1 million in impairment allowance reflects management's current assessment on the resolution of these credits based on collateral considerations, guarantees, or expected future cash flows of the impaired loans.
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
The following tables provide information for TDRs:

	Years ended December 31,
(In thousands)	2019	2018
Beginning balance	$230,414	$221,404
Additions	105,981	75,565
Paydowns, net of draws	(74,888)	(48,643)
Charge-offs	(21,776)	(14,283)
Transfers to OREO	(2,293)	(3,629)
Ending balance	$237,438	$230,414

	At December 31,
(In thousands)	2019	2018
Accrual status	$136,449	$138,479
Non-accrual status	100,989	91,935
Total recorded investment of TDRs	$237,438	$230,414

Specific reserves for TDR included in the balance of ALLL	$12,956	$11,930
Additional funds committed to borrowers in TDR status	4,856	3,893

	At December 31,
	2019		2018		2017		2016		2015
(In thousands)	Amount	% (2)	Amount	% (2)	Amount	% (2)	Amount	% (2)	Amount	% (2)
Commercial (1)	$112,152	0.87	$87,739	0.75	$61,673	0.59	$58,464	0.58	$89,817	1.01
Residential	90,096	1.81	103,531	2.34	114,295	2.55	119,391	2.81	134,448	3.31
Consumer	35,190	1.58	39,144	1.63	45,436	1.75	45,673	1.70	48,425	1.79
Total recorded investment of TDRs	$237,438	1.18	$230,414	1.25	$221,404	1.26	$223,528	1.31	$272,690	1.74

(1)Consists of commercial, commercial real estate and equipment financing loans and leases.
(2)Represents the balance of TDR as a percentage of the outstanding balance within the comparable loan and lease category. The percentage includes the impact of deferred costs and unamortized premiums.
Allowance for Loan and Lease Losses Methodology
The Company's policy for ALLL methodology is considered a critical accounting policy. Executive management reviews and advises on the adequacy of the ALLL reserve which is maintained on a quarterly basis at a level management deems sufficient to cover probable losses inherent within the loan and lease portfolios.
The process for estimating probable losses is based on predictive models that measure the current risk profile of the loan portfolio and combines the measurement with other quantitative and qualitative factors, that together with an impairment reserve determines the overall reserve requirement. Management applies significant judgments and assumptions that influence the loss estimate and ALLL balance. Quantitative and qualitative considerations by management include factors such as the nature and volume of portfolio growth, national and regional economic conditions and trends, other internal performance metrics, and assumptions as to how each of these factors is expected to impact near term loss trends. While actual future conditions and losses realized may vary significantly from present judgments and assumptions, management believes the ALLL is adequate as of December 31, 2019.
The Company’s methodology for assessing an appropriate level for the ALLL includes three key elements:
•Impaired loans and leases are analyzed either on an individual or pooled basis and assessed for a specific reserve which is measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or lease, except that as a practical expedient impairment may be measured based on a loan or lease's observable market price, or the fair value of the collateral, if the loan or lease is collateral dependent. A loan or lease is collateral dependent if the repayment of the loan or lease is expected to be provided solely by the underlying collateral. Management considers the pertinent facts and circumstances for each impaired loan or lease when selecting an appropriate method to measure impairment then reviews and evaluates each selection to ensure its continued appropriateness.
•Loans and leases that are not considered impaired and have similar risk characteristics are segmented into homogeneous pools and modeled using quantitative methods to determine a loss estimate. Loss estimates incorporate a loss emergence period (LEP) model which represents the period of time between a loss event first occurring and the confirming event of its charge-off. A LEP is determined for each loan type based on the Company's historical performance experience and is reassessed at least annually. Commercial portfolios utilize an expected loss methodology that is based on probability of default (PD) and loss given default (LGD) models. PD and LGD models generally are derived using the Company's portfolio specific data over a defined look back period and are refreshed annually. The PD and LGD models based on borrower and facility risk ratings assigned to each loan are updated throughout the year should the financial condition of a borrower change. Residential and consumer portfolios use roll rate models to estimate probable inherent losses. The models calculate the roll rate at which loans migrate from one delinquency category to the next worse delinquency category and eventually to loss. The roll rate models use the recent delinquency and loss experience based upon a specified look back period and are segmented based on product type and common risk characteristics. The models also incorporate an estimated pay down factor by product type. The roll rate calculations are performed quarterly and are done consistently from period to period. The portfolio performance and assumptions utilized are regularly reviewed, while the roll rate model is evaluated on an annual basis.
•Management also considers qualitative factors, consistent with inter-agency regulatory guidance, that are not explicitly factored in the quantitative models but that can have an incremental or regressive impact on losses incurred in the current loan and lease portfolio.

At December 31, 2019, the ALLL was $209.1 million compared to $212.4 million at December 31, 2018. The decrease of $3.3 million in the reserve at December 31, 2019 compared to December 31, 2018 is primarily due to lower reserves on impaired loans in the residential and home-equity loan portfolios. The ALLL reserve remains adequate to cover inherent losses in the loan and lease portfolios. ALLL as a percentage of loans and leases, also known as the reserve coverage, decreased to 1.04% at December 31, 2019 as compared to 1.15% at December 31, 2018, and reflects an updated assessment of inherent losses and impaired reserves conducted throughout the year. ALLL as a percentage of non-performing loans and leases increased to 138.56% at December 31, 2019 from 137.22% at December 31, 2018.
The following table provides an allocation of the ALLL by portfolio:

	At December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$91,756	1.45	$98,793	1.59	$89,533	1.67	$71,905	1.46	$59,977	1.39
Commercial real estate	65,245	1.10	60,151	1.22	49,407	1.09	47,477	1.05	41,598	1.04
Equipment financing	4,668	0.87	5,129	1.01	5,806	1.06	6,479	1.02	5,487	0.91
Residential	20,919	0.42	19,599	0.44	19,058	0.42	23,226	0.55	25,876	0.64
Consumer	26,508	1.19	28,681	1.20	36,190	1.40	45,233	1.68	42,052	1.56
Total ALLL	$209,096	1.04	$212,353	1.15	$199,994	1.14	$194,320	1.14	$174,990	1.12
(1)Percentage represents allocated ALLL to total loans and leases within the comparable category. However, the allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.
The ALLL reserve allocated to the commercial portfolio at December 31, 2019 decreased $7.0 million compared to December 31, 2018. The year-over-year decrease is primarily attributable to improved net rating migration.
The ALLL reserve allocated to the commercial real estate portfolio at December 31, 2019 increased $5.1 million compared to December 31, 2018. The year-over-year increase is primarily attributable to loan growth of $1.0 billion, partially offset by improved net rating migration.
The ALLL reserve allocated to the equipment financing portfolio at December 31, 2019 decreased $0.5 million compared to December 31, 2018. The year-over-year decrease is primarily attributable to improved net rating migration.
The ALLL reserve allocated to the residential loan portfolio at December 31, 2019 increased $1.3 million compared to December 31, 2018. The year-over-year increase is primarily attributable to higher loss rates, partially offset by a decrease in TDR loans of $13.4 million.
The ALLL reserve allocated to the consumer portfolio at December 31, 2019 decreased $2.2 million compared to December 31, 2018. The year-over-year decrease is primarily attributable to improved credit quality and a decrease in the loan portfolio balance.

The following table provides detail of activity in the ALLL:

	At or for the years ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Beginning balance	$212,353	$199,994	$194,320	$174,990	$159,264
Provision	37,800	42,000	40,900	56,350	49,300
Charge-offs:
Commercial	(29,033)	(18,220)	(8,147)	(18,360)	(11,522)
Commercial real estate	(3,501)	(2,061)	(9,275)	(2,682)	(7,578)
Equipment financing	(793)	(423)	(558)	(565)	(273)
Residential	(4,153)	(3,455)	(2,500)	(4,636)	(6,508)
Consumer	(15,000)	(19,228)	(24,447)	(20,669)	(17,679)
Total charge-offs	(52,480)	(43,387)	(44,927)	(46,912)	(43,560)
Recoveries:
Commercial	1,626	4,439	2,358	1,626	2,738
Commercial real estate	45	161	165	631	647
Equipment financing	78	75	117	536	1,360
Residential	1,363	1,980	1,024	1,756	875
Consumer	8,311	7,091	6,037	5,343	4,366
Total recoveries	11,423	13,746	9,701	9,892	9,986
Net charge-offs
Commercial	(27,407)	(13,781)	(5,789)	(16,734)	(8,784)
Commercial real estate	(3,456)	(1,900)	(9,110)	(2,051)	(6,931)
Equipment financing	(715)	(348)	(441)	(29)	1,087
Residential	(2,790)	(1,475)	(1,476)	(2,880)	(5,633)
Consumer	(6,689)	(12,137)	(18,410)	(15,326)	(13,313)
Net charge-offs	(41,057)	(29,641)	(35,226)	(37,020)	(33,574)
Ending balance	$209,096	$212,353	$199,994	$194,320	$174,990
Net charge-offs for the years ended December 31, 2019 and 2018 were $41.1 million and $29.6 million, respectively. Net charge-offs increased by $11.4 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in net charge-off activity is primarily due to a large commercial loan charge-off.
The following table provides a summary of total net charge-offs to average loans and leases by category:

	Years ended December 31,
	2019	2018	2017	2016	2015
Commercial	0.43%	0.23%	0.11%	0.36%	0.22%
Commercial real estate	0.07	0.04	0.20	0.05	0.18
Equipment financing	0.14	0.07	0.07	—	(0.20)
Residential	0.06	0.03	0.03	0.07	0.15
Consumer	0.29	0.49	0.70	0.56	0.51
Total net charge-offs to total average loans and leases	0.21%	0.16%	0.20%	0.23%	0.23%
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
The following tables provide detail of activity in the reserve for unfunded credit commitments:

	At or for the years ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Beginning balance	$2,506	$2,362	$2,287	$2,119	$5,151
(Benefit) provision	(139)	144	75	168	(3,032)
Ending balance	$2,367	$2,506	$2,362	$2,287	$2,119

Sources of Funds and Liquidity
Sources of Funds. The primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs is deposits. Operating activities, such as loan and mortgage-backed securities repayments, and other investment securities sale proceeds and maturities also provide cash flows. While scheduled loan and investment security repayments are a relatively stable source of funds, loan and investment security prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain. Additional sources of funds are provided by FHLB advances or other borrowings.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB of Boston is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB Boston capital stock of $89.3 million at December 31, 2019 compared to $98.6 million at December 31, 2018 for its membership and for outstanding advances and other extensions of credit. Webster Bank received $4.0 million in dividends from the FHLB Boston during 2019.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. Webster Bank held $59.8 million and $50.7 million of FRB of Boston capital stock at December 31, 2019 and December 31, 2018, respectively. Webster Bank received $1.0 million in dividends from the FRB of Boston during 2019.
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
Total deposits were $23.3 billion, $21.9 billion, and $21.0 billion at December 31, 2019, 2018, and 2017, respectively. The trending increase is primarily due to health savings accounts growth. Time deposits that exceed the FDIC limit, presently $250 thousand, represent approximately 2.8%, 2.5%, and 2.7%, of total deposits at December 31, 2019, 2018, and 2017, respectively. For additional information related to period-end balances and rates, refer to Note 10: Deposits in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Daily average balances of deposits by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2019		2018		2017
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$4,300,407		$4,185,183		$4,079,493
Interest-bearing:
Checking	2,604,931	0.14%	2,585,593	0.08%	2,601,962	0.07%
Health savings accounts	6,240,201	0.20	5,540,000	0.20	4,839,988	0.20
Money market	2,365,367	1.27	2,351,188	0.95	2,488,422	0.61
Savings	4,173,788	0.50	4,178,387	0.29	4,418,032	0.23
Time deposits	3,267,913	1.92	2,818,271	1.52	2,137,574	1.19
Total interest-bearing	18,652,200	0.69	17,473,439	0.52	16,485,978	0.38
Total average deposits	$22,952,607	0.56%	$21,658,622	0.42%	$20,565,471	0.30%
Total average deposits increased $1.3 billion, or 6.0%, in 2019 compared to 2018 and increased $1.1 billion, or 5.3%, in 2018 compared to 2017. The increases were driven by continued growth in health savings account deposits and time deposits.
The following table presents time deposits with a denomination of $100,000 or more at December 31, 2019 by maturity periods:

(In thousands)
Due within 3 months	$750,372
Due after 3 months and within 6 months	307,748
Due after 6 months and within 12 months	354,561
Due after 12 months	221,994
Time deposits with a denomination of $100 thousand or more	$1,634,675

Borrowings. Borrowings primarily consist of FHLB advances which are utilized as a source of funding for liquidity and interest rate risk management purposes. At December 31, 2019 and December 31, 2018, FHLB advances totaled $1.9 billion and $1.8 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $2.9 billion and $2.6 billion at December 31, 2019 and December 31, 2018, respectively. Webster Bank also had additional borrowing capacity from the FRB of $0.9 billion and $0.6 billion at December 31, 2019 and December 31, 2018, respectively.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future, to a lesser extent, are also utilized as a source of funding. Unpledged investment securities of $5.5 billion at December 31, 2019 could have been used for collateral on borrowings such as repurchase agreements or, alternatively, to increase borrowing capacity by approximately $5.0 billion with the FHLB or approximately $5.2 billion with the FRB. In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term borrowing needs.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, and junior subordinated notes maturing in 2033, and totaled $0.5 billion and $0.2 billion at December 31, 2019 and December 31, 2018, respectively. The Company completed an underwritten public offering of $300 million senior fixed-rate notes on March 25, 2019, of which it invested the net proceeds of $296 million in Webster Bank as permanent capital to be used for working capital needs and other general purposes. The notes carry a 4.10% coupon rate and mature on March 29, 2029. During 2019, the Company initiated a fair value hedging relationship for the notes to swap the fixed interest rate to a variable rate. As a result, the effective interest rate was 3.40% at December 31, 2019.
Total borrowed funds were $3.5 billion, $2.6 billion and $2.5 billion, and represented 11.6%, 9.5% and 9.6% of total assets at December 31, 2019, 2018 and 2017, respectively. The increase in 2019 compared to 2018 is due to loan and securities growth exceeding deposit growth. For additional information related to period-end balances and rates, refer to Note 11: Borrowings in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Daily average balances of borrowings by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2019		2018		2017
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$1,201,839	2.61%	$1,339,492	2.50%	$1,764,347	1.72%
Securities sold under agreements to repurchase	296,498	0.88	467,873	1.57	695,922	1.79
Fed funds purchased	712,206	2.16	317,125	1.94	180,738	1.06
Long-term debt	468,111	4.51	225,895	4.93	225,639	4.60
Total average borrowings	$2,678,654	2.62%	$2,350,385	2.47%	$2,866,646	1.92%
Total average borrowings increased $328.3 million, or 14.0%, in 2019 compared to 2018. The increase in 2019 compared to 2018 was due to the issuance of $300 million of senior fixed-rate notes in March 2019 and a related $17 million basis adjustment reflecting changes in the benchmark rate. Total average borrowings decreased $516.3 million, or 18.0%, in 2018 compared to 2017. The decrease in 2018 compared to 2017 was the result of deposits growing faster than loans which allowed for a lower usage of FHLB advances. Average borrowings represented 9.2%, 8.7%, and 10.9% of average total assets for December 31, 2019, 2018, and 2017, respectively.
The following table sets forth additional information for short-term borrowings:

	At or for the years ended December 31,
	2019		2018		2017
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
At end of year	$240,431	0.19%	$236,874	0.35%	$288,269	0.17%
Average during year	203,895	0.51	245,407	0.25	310,853	0.18
Highest month-end balance during year	240,431	—	264,491	—	335,902	—
Fed funds purchased:
At end of year	600,000	1.59	345,000	2.52	55,000	1.37
Average during year	712,206	2.16	317,125	1.96	180,738	1.06
Highest month-end balance during year	1,230,000	—	424,400	—	182,000	—

The following table summarizes contractual obligations to make future payments as of December 31, 2019:

	Payments Due by Period (1)
(In thousands)	Less than one year	1-3 years	3-5 years	After 5 years	Total
Senior notes	$—	$—	$150,000	$317,486	$467,486
Junior subordinated debt	—	—	—	77,320	77,320
FHLB advances	1,690,000	200,130	50,229	8,117	1,948,476
Securities sold under agreements to repurchase	240,431	—	200,000	—	440,431
Fed funds purchased	600,000	—	—	—	600,000
Deposits with stated maturity dates	2,621,413	431,917	51,435	—	3,104,765
Operating lease liabilities	24,474	48,612	37,659	63,651	174,396
Purchase obligations	52,288	25,985	1,455	—	79,728
Total contractual obligations	$5,228,606	$706,644	$490,778	$466,574	$6,892,602
(1)Amounts for borrowings do not include interest.
The Company also has the following obligations which have been excluded from the above table:
•unfunded commitments remaining for particular investments in private equity funds of $42.3 million, for which neither the payment timing, nor eventual obligation is certain;
•credit related financial instruments with contractual amounts totaling $6.4 billion, of which many of these commitments are expected to expire unused or only partially used, and therefore, the total amount of these commitments does not necessarily reflect future cash payments; and
•liabilities for uncertain tax positions totaling $5.5 million, for which uncertainty exists regarding the amount that may ultimately be paid, as well as the timing of any such payment.
Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources such as operating activities, including principal and interest payments on loans and investments; financing activities, including unpledged securities which can be sold or utilized to secure funding; and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits, consisting of demand, checking, savings, health savings, and money market accounts, to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength. Net cash provided by operating activities was $303.9 million for the year ended December 31, 2019 as compared to $469.4 million for the year ended December 31, 2018. The most significant impact was due to derivatives activity.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank paid $360 million in dividends to the Holding Company during the year ended December 31, 2019. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and junior subordinated debt, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 contained elsewhere in this report. At December 31, 2019, there was $302.8 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $200.0 million of remaining repurchase authority at December 31, 2019. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the year ended December 31, 2019, a total of 346,361 shares of common stock were repurchased at a cost of approximately $19.6 million, of which 227,199 shares were purchased under the common stock repurchase program at a cost of approximately $13.0 million, and 119,162 shares were purchased at market prices for a cost of approximately $6.6 million relating to stock compensation plan activity.

Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 85.9% and 84.5% at December 31, 2019 and December 31, 2018, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of December 31, 2019. Webster Bank's latest OCC CRA rating was Outstanding. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems, and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to minimum tangible capital requirements. As of December 31, 2019, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. Refer to Note 14: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster Financial Corporation and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the year ended December 31, 2019, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
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
Due to the federal funds rate target range set at 1.50-1.75% as of December 31, 2019, the declining interest rate scenarios of minus 200 basis points, or more, for both earnings at risk and equity at risk were not run per ALCO policy. Instead, scenarios were run with short and long term rates declining to zero, but not below. In 2019, ALCO implemented a balance sheet repositioning strategy with the goal of reducing asset sensitivity to falling rates which included the purchase of interest rate floors. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term scenarios of up to four years in the future.
Management measures interest rate risk using simulation analysis to calculate earnings and equity at risk. These risk measures are quantified using simulation software. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds, and the run-off of deposits. From such simulations, interest rate risk is quantified, and appropriate strategies are formulated and implemented.
Earnings at risk is defined as the change in earnings, excluding provision for loan and lease losses and income tax expense, due to changes in interest rates. Interest rates are assumed to change up or down in a parallel fashion, and earnings results are compared to a flat rate scenario as a base. The flat rate scenario holds the end of the period yield curve constant over the twelve month forecast horizon. Earnings simulation analysis incorporates assumptions about balance sheet changes such as asset and liability growth and mix changes and loan and deposit pricing. It is a measure of short-term interest rate risk.
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
Four main tools are used for managing interest rate risk:
•the size, duration, and credit risk of the investment portfolio;
•the size and duration of the wholesale funding portfolio;
•interest rate contracts; and
•the pricing and structure of loans and deposits.
ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee's interest rate expectations, the risk position, and other factors. ALCO delegates pricing and product design responsibilities to individuals and sub-committees but monitors and influences their actions on a regular basis.
Various interest rate contracts, including futures and options, interest rate swaps, and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. Refer to Note 16: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information.
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

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting December 31, 2019 and December 31, 2018, might have on Webster’s NII for the subsequent twelve month period compared to NII assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2019	n/a (1)	(4.7)%	2.7%	4.8%
December 31, 2018	(10.9)%	(4.7)%	3.2%	5.9%
(1)Impact not calculated for scenarios with negative interest rates. Impact from -175bp scenario was (8.1)%.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting December 31, 2019 and December 31, 2018, might have on Webster’s pre-tax, pre-provision net revenue (PPNR) for the subsequent twelve month period, compared to PPNR assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2019	n/a (1)	(7.7)%	4.1%	7.1%
December 31, 2018	(18.3)%	(7.9)%	5.0%	9.2%
(1)Impact not calculated for scenarios with negative interest rates. Impact from -175bp scenario was (13.2)%.
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of December 31, 2019 and December 31, 2018 assumed a federal funds rate of 1.75% and 2.50%, respectively. Asset sensitivity for both NII and PPNR on December 31, 2019 was lower as compared to December 31, 2018, with the exception of the minus 100 basis points NII scenario. This lower asset sensitivity is primarily due to repositioning the balance sheet by adding fixed-rate securities, buying interest rate floors, fixed rate loan growth, and shortening the weighted average life of the time deposits portfolio to 8 months as of December 31, 2019 versus 14 months as of December 31, 2018.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s NII for the subsequent twelve month period starting December 31, 2019 and December 31, 2018:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2019	(5.1)%	(2.5)%	1.0%	2.1%	(4.7)%	(2.2)%	1.7%	2.9%
December 31, 2018	(7.1)%	(3.3)%	1.7%	3.4%	(3.3)%	(1.6)%	1.3%	2.3%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting December 31, 2019 and December 31, 2018:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2019	(7.9)%	(3.8)%	1.1%	2.4%	(8.1)%	(3.9)%	3.0%	5.1%
December 31, 2018	(11.6)%	(5.4)%	2.4%	4.8%	(5.6)%	(2.9)%	2.4%	4.2%
The non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points while the long end of the yield curve remains unchanged, and vice versa. The short end of the yield curve is defined as terms of less than eighteen months, and the long end as terms of greater than eighteen months. These results above reflect the annualized impact of immediate rate changes.
Sensitivity to increases in the short end of the yield curve for NII and PPNR decreased from December 31, 2018 due primarily to balance sheet repositioning and an increase in balances of fixed-rate loans. NII and PPNR were more sensitive to changes in the long end of the yield curve as of December 31, 2019 when compared to December 31, 2018 due to increased forecast prepayment speeds resulting from decreases in the long end of the yield curve, which shortens asset duration by increasing prepayments for MBS and residential mortgages.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at December 31, 2019 and December 31, 2018 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
At December 31, 2019
Assets	$30,389,344	$29,984,052	$598,578	$(720,572)
Liabilities	27,181,574	26,226,758	839,154	(708,815)
Net	$3,207,770	$3,757,294	$(240,576)	$(11,757)
Net change as % base net economic value			(6.4)%	(0.3)%

At December 31, 2018
Assets	$27,610,315	$26,972,752	$568,122	$(677,864)
Liabilities	24,723,800	23,119,466	719,658	(615,650)
Net	$2,886,515	$3,853,286	$(151,536)	$(62,214)
Net change as % base net economic value			(3.9)%	(1.6)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 0.8 years at December 31, 2019 and negative 0.7 years at December 31, 2018 when measured using 50 basis point changes in rates. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. As of December 31, 2019, long-term rates have fallen by 77 basis points when compared to December 31, 2018. This lower starting point shortens asset duration by increasing residential loans and MBS prepayment speeds.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at December 31, 2019 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
Impact of Inflation and Changing Prices
The consolidated financial statements and related data presented herein have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
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

Critical Accounting Policies and Accounting Estimates
The Company's significant accounting policies, as described in the Notes to Consolidated Financial Statements, are fundamental to understanding its results of operations and financial condition. As stated in Note 1 to the Consolidated Financial Statements contained in Item 8 of this report, the preparation of financial statements in accordance with GAAP requires management to make judgments and accounting estimates that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ materially from those estimates.
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
Allowance for Loan and Lease Losses
The ALLL is a reserve established through a provision for loan and lease losses charged to expense, which represents management’s best estimate of probable losses that are inherent within the Company’s portfolio of loans and leases as of the balance sheet date. Changes in the ALLL and, therefore, in the related provision for loan and lease losses can materially affect net income. The level of the ALLL reflects management’s judgment based on continuing evaluation of specific credit risks, loss experience, current portfolio quality, present economic, political, adequacy of underlying collateral, present value of expected future cash flows and regulatory conditions and inherent risks not captured in quantitative modeling and methodologies, as well as trends therein. The allowance balance may be allocated for specific portfolio segments; however, the entire allowance balance is available to absorb credit losses inherent in the total loan and lease portfolio.
While management utilizes its best judgment and information available, the ultimate adequacy of the ALLL is dependent upon a variety of factors beyond the Company’s control, including performance of the Company’s loan portfolio, the economy, interest rate sensitivity, and other external factors. Management evaluates the composition of the ALLL on a quarterly basis. Composition of the ALLL, including valuation methodology, is more fully described in Note 4: Loans and Leases in the Notes to Consolidated Financial Statements contained elsewhere in this report and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, section captioned "Allowance for Loan and Lease Losses Methodology."
Realizability of Deferred Tax Assets
In accordance with Accounting Standards Codification (ASC) Topic 740, "Income Taxes," certain aspects of accounting for income taxes require significant management judgment, including assessing the realizability of DTAs. A DTA represents an item for which a benefit may be recognized for financial accounting purposes if it has been determined to be more likely than not realizable for tax purposes in a future period. A DTA valuation allowance represents the portion of a DTA determined unlikely to be realized in the future based on management's judgment. Such judgment is often subjective and involves estimates and assumptions about matters that are inherently uncertain, including with respect to the existence, and amount, of taxable income necessary to realize a DTA in future periods.
While management believes it has utilized a reasonable method for its determination of DTAs and the related valuation allowance, should factors and conditions differ materially from those used by management, the actual realization of DTAs could differ materially from the reported amounts. Management evaluates the realizability and the sufficiency of the reported amounts on a quarterly basis. Income taxes are more fully described in Note 9: Income Taxes in the Notes to Consolidated Financial Statements contained elsewhere in this report and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, section captioned "Income Taxes."
Recently Issued Accounting Standards Updates
Refer to Note 1 in the Notes to Consolidated Financial Statements contained in Item 8 of this report for a summary of recently issued Accounting Standards Updates (ASUs) and the expected impact on the Company's financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The required information is set forth above, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to the section captioned "Asset/Liability Management and Market Risk," which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Webster Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the allowance for loan and lease losses related to loans and leases collectively evaluated for impairment
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan and lease losses for loans and leases collectively evaluated for impairment (non-impaired ALLL) was $194.8 million of the total allowance for loan and lease losses of $209.1 million as of December 31, 2019. The Company estimated the quantitative valuation allowance for non-impaired commercial loans and leases using a historical loss methodology that estimates the probability of default (PD) and loss given default (LGD), which are based on credit risk ratings. The Company estimated the quantitative valuation allowance for non-impaired consumer loans using roll rate models which estimate probable inherent losses. The models calculate the roll rate at which loans migrate from one delinquency category to the next worse delinquency category and eventually to loss. In addition, the Company’s non-impaired ALLL includes a qualitative element consisting of qualitative factors determined based on general economic conditions and other factors that may be internal or external to the Company.
We identified the assessment of the non-impaired ALLL as a critical audit matter because it involves significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. This assessment encompassed the evaluation of the non-impaired ALLL methodology, inclusive of the methodologies used to estimate (1) the PD and LGD and their key factors and assumptions, including the look back periods, the loss emergence periods, and risk ratings for commercial loans and leases, (2) the roll rates and their key factors and assumptions, including the look back periods, the loss emergence periods, and the pay down factors by product type for consumer loans, and (3) the qualitative factors.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the (1) development and approval of the non-impaired ALLL methodology, (2) determination of the key factors and assumptions used to estimate the PD and LGD and the roll rates, (3) determination of the qualitative factors, and (4) analysis of the ALLL results. We tested management’s process to develop the non-impaired ALLL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. We evaluated the qualitative factor framework and related adjustments by (1) evaluating the determination of each qualitative factor adjustment, and (2) evaluating trends in the non-impaired ALLL, inclusive of the qualitative factor adjustments, for consistency with changes in the loan portfolio and credit performance. In addition, we involved credit risk professionals with specialized industry knowledge and experience who assisted in evaluating:
▪the non-impaired ALLL methodology for compliance with U.S. generally accepted accounting principles,
▪the look back period assumptions by (1) evaluating that loss data in the look back period is representative of the credit characteristics of the current portfolio and (2) evaluating the sufficiency of loss data within the look back period,
▪the appropriateness of the methodology used to develop the loss emergence period assumption by considering the Company’s credit risk policies,
▪the appropriateness of the methodology used to develop the pay down factors by considering consumer loan balance changes over time by product type,
▪the framework used to develop the resulting qualitative factors and the effect of those factors on the non-impaired ALLL compared with relevant credit risk factors and consistency with credit trends, including the maximum qualitative factor adjustment and the metrics, and
▪the appropriateness of credit risk ratings for a selection of commercial loans and leases.
Assessment of the realizability of the deferred tax asset associated with the Company's state and local tax net operating loss carryforwards
As discussed in Note 9 to the consolidated financial statements, as of December 31, 2019, the Company had $69.8 million of net operating losses (NOLs) and credit carry forwards related to state and local taxes (SALT), which are recorded as a deferred tax asset (DTA). A valuation allowance of $38.2 million was recorded at December 31, 2019 related to SALT NOLs. The determination of the valuation allowance is subjective and involves estimates and assumptions about matters that are inherently uncertain, including the amount of taxable income necessary to realize a DTA in future periods.
We identified the assessment of the realizability of the DTAs associated with the Company’s SALT NOLs as a critical audit matter due to the complexity and related auditor judgment required to evaluate the future taxable income that would be necessary to realize the DTA. This assessment encompassed the evaluation of estimates and assumptions related to the projections of taxable income, allocation of income among its relevant legal entities, and estimates of SALT apportionment rates.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s SALT DTA valuation allowance assessment process, including controls over the determination of the estimates and assumptions. We evaluated the Company’s projections of taxable income by (1) comparing the historical taxable income projections to actual results to assess the Company’s ability to accurately forecast, (2) evaluating the forecasted growth rates for interest rate-sensitive assets and liabilities, by comparing the growth assumptions to historical experience, strategy, and industry outlooks, (3) testing projections of net interest income by comparing interest rates used to historical rates and third-party forecasted rates, and (4) comparing the long-term growth rate assumption to third-party forecasted rates and industry research. We evaluated the allocation of income among its relevant legal entities by comparing to historical allocations taking in to consideration forecasted growth. We evaluated the SALT apportionment rates by comparing to historical apportionment rates and by re-performing the calculation of the rates based on forecasted SALT taxable income. We involved federal and SALT professionals with specialized skills and knowledge, who assisted in assessing the Company’s application of the relevant tax laws and regulations and in evaluating the SALT apportionment rates.

/s/ KPMG LLP
We have served as the Company's auditor since 2013.
Hartford, Connecticut
February 28, 2020

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2019	2018
Assets:
Cash and due from banks	$185,341	$260,422
Interest-bearing deposits	72,554	69,077
Investment securities available-for-sale, at fair value	2,925,833	2,898,730
Investment securities held-to-maturity (fair value of 5,380,653 and 4,209,121)	5,293,918	4,325,420
Federal Home Loan Bank and Federal Reserve Bank stock	149,046	149,286
Loans held for sale (valued under fair value option 35,750 and 7,908)	36,053	11,869
Loans and leases	20,036,986	18,465,489
Allowance for loan and lease losses	(209,096)	(212,353)
Loans and leases, net	19,827,890	18,253,136
Deferred tax assets, net	61,975	96,516
Premises and equipment, net	270,413	124,850
Goodwill	538,373	538,373
Other intangible assets, net	21,917	25,764
Cash surrender value of life insurance policies	550,651	543,616
Accrued interest receivable and other assets	455,380	313,256
Total assets	$30,389,344	$27,610,315
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,446,463	$4,162,446
Interest-bearing	18,878,283	17,696,399
Total deposits	23,324,746	21,858,845
Securities sold under agreements to repurchase and other borrowings	1,040,431	581,874
Federal Home Loan Bank advances	1,948,476	1,826,808
Long-term debt	540,364	226,021
Operating lease liabilities	174,396	—
Accrued expenses and other liabilities	153,161	230,252
Total liabilities	27,181,574	24,723,800
Shareholders’ equity:
Preferred stock, 0.01 par value: Authorized - 3,000,000 shares;
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $0.01 par value: Authorized - 200,000,000 shares;
Issued (93,686,311 shares)	937	937
Paid-in capital	1,113,250	1,114,394
Retained earnings	2,061,352	1,828,303
Treasury stock, at cost (1,659,749 and 1,508,456 shares)	(76,734)	(71,504)
Accumulated other comprehensive loss, net of tax	(36,072)	(130,652)
Total shareholders' equity	3,207,770	2,886,515
Total liabilities and shareholders' equity	$30,389,344	$27,610,315
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2019	2018	2017
Interest Income:
Interest and fees on loans and leases	$924,693	$842,449	$708,566
Taxable interest and dividends on securities	207,294	191,493	181,131
Non-taxable interest on securities	21,869	20,597	22,874
Loans held for sale	727	628	1,034
Total interest income	1,154,583	1,055,167	913,605
Interest Expense:
Deposits	129,577	90,407	62,253
Securities sold under agreements to repurchase and other borrowings	17,953	13,491	14,365
Federal Home Loan Bank advances	31,399	33,461	30,320
Long-term debt	20,527	11,127	10,380
Total interest expense	199,456	148,486	117,318
Net interest income	955,127	906,681	796,287
Provision for loan and lease losses	37,800	42,000	40,900
Net interest income after provision for loan and lease losses	917,327	864,681	755,387
Non-interest Income:
Deposit service fees	168,022	162,183	151,137
Loan and lease related fees	31,327	32,025	26,448
Wealth and investment services	32,932	32,843	31,055
Mortgage banking activities	6,115	4,424	9,937
Increase in cash surrender value of life insurance policies	14,612	14,614	14,627
Gain on sale of investment securities, net	29	—	—
Impairment loss on securities recognized in earnings	—	—	(126)
Other income	32,278	36,479	26,400
Total non-interest income	285,315	282,568	259,478
Non-interest Expense:
Compensation and benefits	395,402	381,496	356,505
Occupancy	57,181	59,463	60,490
Technology and equipment	105,283	97,877	89,464
Intangible assets amortization	3,847	3,847	4,062
Marketing	16,286	16,838	17,421
Professional and outside services	21,380	20,300	16,858
Deposit insurance	17,954	34,749	25,649
Other expense	98,617	91,046	90,626
Total non-interest expense	715,950	705,616	661,075
Income before income tax expense	486,692	441,633	353,790
Income tax expense	103,969	81,215	98,351
Net income	382,723	360,418	255,439
Preferred stock dividends and other	(9,738)	(8,715)	(8,608)
Earnings applicable to common shareholders	$372,985	$351,703	$246,831

Earnings per common share:
Basic	$4.07	$3.83	$2.68
Diluted	4.06	3.81	2.67
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2019	2018	2017
Net income	$382,723	$360,418	$255,439
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale	88,625	(43,427)	(7,590)
Derivative instruments	129	5,703	4,565
Defined benefit pension and postretirement benefit plans	5,826	(1,397)	4,135
Other comprehensive income (loss), net of tax	94,580	(39,121)	1,110
Comprehensive income	$477,303	$321,297	$256,549
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2016	$122,710	$937	$1,125,937	$1,425,320	$(70,899)	$(76,993)	$2,527,012
Adoption of ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from AOCI	—	—	—	15,648	—	(15,648)	—
Net income	—	—	—	255,439	—	—	255,439
Other comprehensive income, net of tax	—	—	—	—	—	1,110	1,110
Common stock dividends/equivalents $1.03 per share	—	—	168	(95,097)	—	—	(94,929)
Series E preferred stock dividends $1,600.00 per share	—	—	—	(8,096)	—	—	(8,096)
Dividends accrued on Series F preferred stock	—	—	—	(88)	—	—	(88)
Stock-based compensation	—	—	—	2,636	11,548	—	14,184
Exercise of stock options	—	—	(3,941)	—	12,200	—	8,259
Common shares acquired from stock compensation plan activity	—	—	—	—	(11,694)	—	(11,694)
Common stock repurchase program	—	—	—	—	(11,585)	—	(11,585)
Redemption of Series E preferred stock	(122,710)	—	—	—	—	—	(122,710)
Issuance of Series F preferred stock	145,056	—	—	—	—	—	145,056
Balance at December 31, 2017	145,056	937	1,122,164	1,595,762	(70,430)	(91,531)	2,701,958
Adoption of ASU No. 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)-Premium Amortization on Purchased Callable Debt Securities and ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10)-Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	(1,373)	—	—	(1,373)
Net income	—	—	—	360,418	—	—	360,418
Other comprehensive loss, net of tax	—	—	—	—	—	(39,121)	(39,121)
Common stock dividends/equivalents $1.25 per share	—	—	99	(115,442)	—	—	(115,343)
Series F preferred stock dividends $1,323.4375 per share	—	—	—	(7,875)	—	—	(7,875)
Dividends accrued on Series F preferred stock	—	—	—	22	—	—	22
Stock-based compensation	—	—	(1,541)	3,275	9,878	—	11,612
Exercise of stock options	—	—	(5,762)	—	7,935	—	2,173
Stock units conversion to shares	—	—	(566)	(6,484)	7,050	—	—
Common shares acquired from stock compensation plan activity	—	—	—	—	(13,779)	—	(13,779)
Common stock repurchase program	—	—	—	—	(12,158)	—	(12,158)
Series F preferred stock issuance adjustment	(19)	—	—	—	—	—	(19)
Balance at December 31, 2018	145,037	937	1,114,394	1,828,303	(71,504)	(130,652)	2,886,515
Adoption of ASU No. 2016-02, Leases (Topic 842) and subsequent ASUs issued to amend this topic	—	—	—	(513)	—	—	(513)
Net income	—	—	—	382,723	—	—	382,723
Other comprehensive income, net of tax	—	—	—	—	—	94,580	94,580
Common stock dividends/equivalents $1.53 per share	—	—	—	(141,286)	—	—	(141,286)
Series F preferred stock dividends $1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Stock-based compensation	—	—	885	—	11,741	—	12,626
Exercise of stock options	—	—	(2,029)	—	2,648	—	619
Common shares acquired from stock compensation plan activity	—	—	—	—	(6,616)	—	(6,616)
Common stock repurchase program	—	—	—	—	(13,003)	—	(13,003)
Balance at December 31, 2019	$145,037	$937	$1,113,250	$2,061,352	$(76,734)	$(36,072)	$3,207,770
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2019	2018	2017
Operating Activities:
Net income	$382,723	$360,418	$255,439
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	37,800	42,000	40,900
Deferred tax expense (benefit)	927	9,472	(9,074)
Depreciation and amortization	37,507	38,750	37,172
Amortization of premiums/discounts, net	49,731	50,984	45,444
Stock-based compensation	12,626	11,612	12,276
Gain on sale, net of write-down, on foreclosed and repossessed assets	(729)	(709)	(784)
Loss (gain) on sale, net of write-down, on premises and equipment	1,340	346	(15)
Impairment loss on securities recognized in earnings	—	—	126
Gain on the sale of investment securities, net	(29)	—	—
Increase in cash surrender value of life insurance policies	(14,612)	(14,614)	(14,627)
Gain from life insurance policies	(4,933)	(2,553)	—
Mortgage banking activities	(6,115)	(4,424)	(9,937)
Proceeds from sale of loans held for sale	216,239	188,025	333,027
Originations of loans held for sale	(240,305)	(171,883)	(287,634)
Net change in right-of-use lease assets	2,479	—	—
Net (increase) decrease in derivative contract assets net of liabilities	(123,752)	(4,615)	32,763
Gain on sale of banking center deposits	—	(4,596)	—
Net increase in accrued interest receivable and other assets	(23,790)	(739)	(19,790)
Net (decrease) increase in accrued expenses and other liabilities	(23,257)	(28,066)	29,680
Net cash provided by operating activities	303,850	469,408	444,966
Investing Activities:
Purchases of available-for-sale investment securities	(549,541)	(873,108)	(660,106)
Proceeds from available-for-sale investment securities maturities/principle payments	556,283	538,747	984,732
Proceeds from sales of available-for-sale investment securities	70,087	—	—
Purchases of held-to-maturity investment securities	(1,571,604)	(393,693)	(1,043,278)
Proceeds from held-to-maturity investment securities maturities/principle payments	573,703	524,862	687,439
Net proceeds from Federal Home Loan Bank stock	240	2,280	43,080
Alternative investments (capital call) return of capital, net	(6,065)	(1,215)	873
Net increase in loans	(1,642,501)	(990,014)	(549,213)
Proceeds from loans not originated for sale	20,931	1,687	14,679
Proceeds from life insurance policies	12,866	4,271	746
Proceeds from the sale of foreclosed properties and repossessed assets	11,562	8,011	7,603
Proceeds from the sale of premises and equipment	—	567	3,357
Additions to premises and equipment	(25,717)	(32,958)	(28,546)
Divestiture of banking center deposits, net cash paid	—	(107,361)	—
Proceeds from redemption of other assets	—	—	7,581
Net cash used for investing activities (1)	(2,549,756)	(1,317,924)	(531,053)

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2019	2018	2017
Financing Activities:
Net increase in deposits	1,465,377	979,519	1,690,197
Proceeds from Federal Home Loan Bank advances	9,200,000	8,960,000	12,255,000
Repayments of Federal Home Loan Bank advances	(9,078,332)	(8,810,297)	(13,420,791)
Net increase (decrease) in securities sold under agreements to repurchase and other borrowings	458,557	(61,395)	(306,257)
Issuance of long-term debt	300,000	—	—
Debt issuance costs	(3,642)	—	—
Redemption of Series E preferred stock	—	—	(122,710)
Issuance of Series F preferred stock	—	—	145,056
Dividends paid to common shareholders	(140,783)	(114,959)	(94,630)
Dividends paid to preferred shareholders	(7,875)	(7,875)	(8,096)
Exercise of stock options	619	2,173	8,259
Common stock repurchase program	(13,003)	(12,158)	(11,585)
Common shares acquired related to stock compensation plan activity	(6,616)	(13,779)	(11,694)
Net cash provided by financing activities	2,174,302	921,229	122,749
Net (decrease) increase in cash and cash equivalents (1)	(71,604)	72,713	36,662
Cash and cash equivalents at beginning of period (1)	329,499	256,786	220,124
Cash and cash equivalents at end of period (1)	$257,895	$329,499	$256,786

Supplemental disclosure of cash flow information:
Interest paid	$197,200	$144,726	$114,046
Income taxes paid	110,057	60,925	109,059
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$10,440	$8,105	$8,972
Transfer of loans from portfolio to loans held for sale	16,609	5,443	7,234
Right-of-use lease assets recorded	157,234	—	—
Lessee operating lease liabilities recorded	178,802	—	—
(1)The Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017 have been revised to present an aggregated total change in cash and due from banks and interest-bearing deposits. Previously, cash flows from interest-bearing deposits was presented as a component of Net cash used for investing activities.
See accompanying Notes to Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. Webster Bank is the principal consolidated subsidiary of Webster Financial Corporation. Webster Bank and its HSA Bank division deliver a wide range of banking, investment, and financial services to individuals, families, and businesses.
Webster Bank serves consumer and business customers with mortgage lending, financial planning, trust, and investment services through a distribution network consisting of banking centers, ATMs, a customer care center, and a full range of web and mobile-based banking services throughout southern New England and Westchester County, New York. It also offers equipment financing, commercial real estate lending, asset-based lending, and treasury and payment solutions primarily in the eastern U.S. HSA Bank is a leading provider of health savings accounts, while also delivering health reimbursement arrangements, and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states.
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with GAAP, and align with general practices within the financial services industry. The Consolidated Financial Statements and the accompanying Notes thereto include the accounts of Webster Financial Corporation and all other entities in which it has a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation.
Assets that the Company holds or manages in a fiduciary or agency capacity for customers, typically referred to as assets under administration or assets under management, are not included in the consolidated balance sheets as those assets are not Webster's, and the Company is not the primary beneficiary.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on the Company's consolidated financial statements.
Principles of Consolidation
The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the consolidated group were a single economic entity. In accordance with the applicable accounting guidance for consolidations, the consolidated financial statements include any voting interest entity (VOE) in which the Company has a controlling financial interest and any variable interest entity (VIE) for which the Company is deemed to be the primary beneficiary. The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the non-controlling shareholders do not hold any substantive participating or controlling rights.
The Company evaluates VIEs to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE and will consolidate the VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and (ii) an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE.
The Company accounts for unconsolidated partnerships and certain other investments using the equity method of accounting if it has the ability to significantly influence the operating and financial policies of the investee. This is generally presumed to exist when the Company owns between 20% and 50% of a corporation, or when it has greater than 3%-5% interest in a limited partnership or similarly structured entity. Refer to Note 2: Variable Interest Entities for further information.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities as of the date of the financial statements as well as income and expense during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents, as referenced in the consolidated statement of cash flows, is comprised of cash and due from banks and interest-bearing deposits. Cash equivalents have a maturity of three months or less.
Cash and due from banks, as referenced in the consolidated balance sheets, includes cash on hand, certain deposits at the FRB of Boston, and cash due from banks. Restricted cash related to Federal Reserve System requirements and cash collateral received on derivative positions are included in cash and due from banks.
Interest-bearing deposits, as referenced in the consolidated balance sheets, includes deposits at the FRB of Boston in excess of reserve requirements and federal funds sold to other financial institutions. Federal funds sold essentially represents an uncollateralized loan and therefore the Company regularly evaluates the credit risk associated with the other financial institutions to assure that Webster does not become exposed to any significant credit risk on those cash equivalents.
Investment in Debt Securities
Investment securities are classified as available-for-sale or held-to-maturity at the time of purchase. Any classification change subsequent to trade date is reviewed for compliance with corporate objectives and accounting policies. Debt securities classified as held-to-maturity are those which Webster has the ability and intent to hold to maturity. Securities classified as held-to-maturity are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense are recognized as interest income using the effective interest method, with consideration given to prepayment assumptions on mortgage backed securities. Premiums are amortized to the earliest call date for debt securities purchased at a premium, with explicit, non-contingent call features and are callable at a fixed price and preset date. Securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded as a component of other comprehensive income (OCI) or other comprehensive loss (OCL). If securities are transferred from available-for-sale to held-to-maturity they are recorded at fair value at the time of transfer and the respective gain or loss would be recorded as a separate component of OCI or OCL and amortized as an adjustment to interest income over the remaining life of such security.
Securities classified as available-for-sale or held-to-maturity and in an unrealized loss position are evaluated for other-than-temporary impairment (OTTI) on a quarterly basis. The evaluation considers several qualitative factors, including the period of time the security has been in a loss position, and the amount of the unrealized loss. If the Company intends to sell a debt security or it is more likely than not the Company will be required to sell the debt security prior to recovery of its amortized cost basis, it is written down to fair value, and the loss is recognized in non-interest income. If the Company does not intend to sell the debt security and it is more likely than not that the Company will not be required to sell the debt security prior to recovery of its amortized cost basis, only the credit component of the unrealized loss is recorded as an impairment charge in non-interest income. The remaining loss component would be recorded to accumulated other comprehensive loss, net of tax (AOCL).
Debt security transactions are recognized on the trade date, which is the date the order to buy or sell the security is executed. The carrying value plus any related accumulated OCI or OCL balance of sold securities is used to calculate the realized gain or loss on sale. The specific identification method is used to determine realized gains and losses on sales of securities. Refer to Note 3: Investment Securities for further information.
Investment in Equity Securities
The Company’s accounting treatment for equity investments differs for those with and without readily determinable fair values. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in non-interest income. For equity investments without readily determinable fair values, the Company elected the measurement alternative, and therefore carry these investments at cost, less impairment, if any, plus or minus changes in observable prices. Certain equity investments that do not have a readily available fair value may qualify for net asset value (NAV) measurement based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. On a quarterly basis, the Company reviews its equity investments without readily determinable fair values for impairment. If the equity investment is considered impaired, an impairment loss equal to the amount by which the carrying value exceeds its fair value is recorded through a charge to earnings. The impairment loss may be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at a higher amount than the carrying amount that was established when the impairment was recognized. Impairment as well as upward or downward adjustments resulting from observable price changes in orderly transactions for identical or similar investments are included in non-interest income.
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
Loans Held for Sale
Loans that are classified as held for sale at the time of origination are accounted for under the fair value option. Loans not originated for sale but subsequently transferred to held for sale are valued at the lower of cost or fair value and are valued on an individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of other non-interest income.
Gains or losses on the sale of loans held for sale are recorded as part of mortgage banking activities. Cash flows from the sale of loans that were originated specifically for resale are presented as operating cash flows. Cash flows from the sale of loans originated for investment then subsequently transferred to held for sale are presented as investing cash flows. Refer to Note 5: Transfers of Financial Assets for further information.
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
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. Servicing assets and any other interests held by the Company are recorded at fair value upon transfer, and thereafter are carried at the lower of cost or fair value. Refer to Note 5: Transfers of Financial Assets for further information.
Loans and Leases
Loans and leases are stated at the principal amount outstanding, net of amounts charged off, unearned income, unamortized premiums and discounts, and deferred loan and lease fees or costs which are recognized as yield adjustments using the effective interest method. These yield adjustments are amortized over the contractual life of the related loans and leases adjusted for prepayments when applicable. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Prepayment fees are recognized in non-interest income. Cash flows from loans and leases are presented as investing cash flows.
Non-accrual Loans
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
Loans are generally removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest. Pursuant to regulatory guidance, a loan discharged under Chapter 7 of the U.S. bankruptcy code is removed from non-accrual status when the bank expects full repayment of the remaining pre-discharged contractual principal and interest, and had at least six consecutive months of current payments. Refer to Note 4: Loans and Leases for further information.
Allowance for Loan and Lease Losses
ALLL is a reserve established through a provision for loan and lease losses charged to expense and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the balance sheet date. The ALLL consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans and leases; (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) qualitative factors determined based on general economic conditions and other factors that may be internal or external to the Company. The reserve level reflects management’s view of trends in losses, current portfolio quality, and present economic, political, and regulatory conditions. The ALLL may be allocated for specific portfolio segments; however, the entire balance is available to absorb credit losses inherent in the total loan and lease portfolio. A charge-off is recorded when all or a portion of the loan or lease is deemed to be uncollectible. While management utilizes its best judgment based on the information available at the time, the ultimate adequacy of the allowance is dependent upon a variety of factors that are beyond the Company’s control, which include the performance of the Company’s portfolio, economic conditions, interest rate sensitivity, and other external factors.
The process for estimating probable losses is based on predictive models that measure the current risk profile of the loan and lease portfolio and combines the measurement with other quantitative and qualitative factors. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the PD and the LGD. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of loss. Grades (1) - (6) are considered pass ratings, and (7) - (10) are considered criticized as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrowers’ current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information or other loan factors on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring. A (7) "Special Mention" asset has the potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. An (8) "Substandard" asset has a well defined weakness that jeopardizes the full repayment of the debt. An asset rated (9) "Doubtful" has all of the same weaknesses as a substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as (10) "Loss" in accordance with regulatory guidelines are considered uncollectible and charged off.
For residential and consumer loans, the Company considers factors such as past due status, updated FICO scores, employment status, collateral, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans as credit quality indicators. On an ongoing basis for portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for home equity and residential first mortgage lending products. The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. The real estate price data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area. Back-testing is performed to compare original estimated losses and actual observed losses, resulting in ongoing refinements. The balance resulting from this process together with specific valuation allowances determines the overall reserve level.

Charge-offs of Uncollectible Loans
Any loan may be charged-off if a loss confirming event has occurred. Loss confirming events usually involve the receipt of specific adverse information about the borrower and may include bankruptcy (unsecured), foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan when that collateral asset is the sole source of repayment. The Company generally charges-off commercial loans when it is determined that the specific loan or a portion thereof is uncollectible. This determination is based on facts and circumstances of the individual loans and normally includes considering the viability of the related business, the value of any collateral, the ability and willingness of any guarantors to perform and the overall financial condition of the borrower. The Company generally charges-off residential real estate loans to the estimated fair value of their collateral, net of selling costs, when they become 180 days past due.
Impaired Loans
Loans and leases are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated on a pooled basis for smaller-balance homogeneous residential, consumer loans and small business loans. Commercial, commercial real estate, and equipment financing loans and leases over a specific dollar amount and all TDRs are evaluated individually for impairment. A loan identified as a TDR is considered an impaired loan for its entire term, with few exceptions. If a loan is impaired, a specific valuation allowance may be established, and the loan is reported net, at the present value of estimated future cash flows using the loan’s original interest rate or at the fair value of collateral less cost to sell if repayment is expected from collateral liquidation. Interest payments on non-accruing impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Factors considered by management in determining impairment include payment status, collateral value, discharged bankruptcy, and the likelihood of collecting scheduled principal and interest payments. Refer to Note 4: Loans and Leases for further information.
Reserve for Unfunded Commitments
The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with the ALLL methodology for funded loans using the PD, LGD, and a draw down factor applied to the underlying borrower risk and facility grades. The reserve for unfunded credit commitments is included within other liabilities in the consolidated balance sheets, and changes in the reserve are reported as a component of other non-interest expense in the consolidated statements of income. Refer to Note 22: Commitments and Contingencies for further information.
Troubled Debt Restructurings
A modified loan is considered a TDR when the following two conditions are met: (i) the borrower is experiencing financial difficulty; and (ii) the modification constitutes a concession. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the borrower's ability to access funds at a market rate. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Modified terms are dependent upon the financial position and needs of the individual borrower. The most common types of modifications include covenant modifications and forbearance. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDR, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell, if management considers that loss potential likely exists.
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDR are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDR for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through a fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement. Refer to Note 4: Loans and Leases for further information.

Foreclosed and Repossessed Assets
Real estate acquired through foreclosure or completion of a deed in lieu of foreclosure and other assets acquired through repossession are recorded at fair value less estimated cost to sell at the date of transfer. Subsequent to the acquisition date, the foreclosed and repossessed assets are carried at the lower of cost or fair value less estimated selling costs and are included within other assets in the consolidated balance sheet. Independent appraisals generally are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. Upon transfer to OREO the excess of loan balance over fair value less cost to sell is charged off against the ALLL. Subsequent write-downs in value, maintenance costs as incurred, and gains or losses upon sale are charged to non-interest expense in the consolidated statement of income.
Property and Equipment
Property and equipment is carried at cost, less accumulated depreciation and amortization, which is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

	Minimum		Maximum
Building and Improvements	5	-	40	years
Leasehold improvements	5	-	20	years (or lease term, if shorter)
Fixtures and equipment	5	-	10	years
Data processing and software	3	-	7	years
Repairs and maintenance costs are charged to non-interest expense as incurred. Property and equipment that is actively marketed for sale is reclassified to assets held for disposition. The cost and accumulated depreciation and amortization relating to property and equipment retired or otherwise disposed of are eliminated, and any resulting losses are charged to non-interest expense. Refer to Note 6: Premises and Equipment for further information.
Leasing
A right-of-use (ROU) asset and corresponding lease liability is recognized at the lease commencement date when the Company is a lessee. ROU lease assets are included in premises and equipment on the consolidated balance sheet. A ROU asset reflects the present value of the future minimum lease payments adjusted for any initial direct costs, incentives, or other payments prior to the lease commencement date. A lease liability represents a legal obligation to make lease payments and is determined by the present value of the future minimum lease payments discounted using the rate implicit in the lease, or the Company’s incremental borrowing rate. Variable lease payments that are dependent on an index, or rate, are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Renewal options are not included as part of the ROU asset or lease liability unless the option is deemed reasonably certain to exercise.
For real estate leases, lease components and non-lease components are accounted for as a single lease component. For equipment leases, lease and non-lease components are accounted for separately. Operating lease expense is comprised of operating lease costs and variable lease costs, net of sublease income, and is reflected as part of occupancy within non-interest expense in the consolidated statement of income. Operating lease expense is recorded on a straight-line basis. Refer to Note 7: Leasing for further information.
Goodwill
Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is not subject to amortization but rather is evaluated for impairment annually, or more frequently if events occur or circumstances change indicating it would more likely than not result in a reduction of the fair value of a reporting unit below its carrying value.
Goodwill may be evaluated for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, then a quantitative process will be performed that requires the Company to utilize an equally weighted combined income and market approach to arrive at an indicated fair value range for the reporting unit. In Step 1, the fair value of a reporting unit is compared to its carrying amount, including goodwill, to ascertain if a goodwill impairment exists. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to Step 2 of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. If a reporting unit's carrying value of goodwill exceeds fair value of goodwill, the difference is charged to non-interest expense.

The Company completed a qualitative assessment for its reporting units during its most recent annual impairment review to determine if the quantitative impairment test was necessary. Based on its qualitative assessment, the Company determined that there was no evidence of impairment to the balance of its goodwill. Refer to Note 8: Goodwill and Other Intangible Assets for further information.
Other Intangible Assets
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because it is capable of being sold or exchanged either separately or in combination with a related contract, asset, or liability. Other intangible assets with finite useful lives, such as core deposits and customer relationships, are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable. Refer to Note 8: Goodwill and Other Intangible Assets for further information.
Cash Surrender Value of Life Insurance
Investment in life insurance represents the cash surrender value of life insurance policies on certain current and former employees of Webster. Cash surrender value increases are recorded in non-interest income, decreases are the result of collection on the policies, with death benefit proceeds in excess of cash surrender value recorded in other non-interest income upon the death of an insured.
Securities Sold Under Agreements to Repurchase
These agreements are accounted for as secured financing transactions since Webster maintains effective control over the transferred investment securities and the transfer meets the other criteria for such accounting. Obligations to repurchase the sold investment securities are reflected as a liability in the consolidated balance sheets. The investment securities sold, with agreement to repurchase, to wholesale dealers are transferred to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks may sell, loan, or otherwise hypothecate such securities to other parties in the normal course of their operations and agree to resell to Webster the same securities at the maturity date of the agreements. Webster also enters into repurchase agreements with Bank customers. The investment securities sold with agreement to repurchase to Bank customers are not transferred but internally pledged to the repurchase agreement transaction. Refer to Note 11: Borrowings for further information.
Revenue From Contracts With Customers
Revenue from contracts with customers generally comprises non-interest income earned by the Company in exchange for services provided to customers and is recognized when services are complete or as they are rendered. These revenue streams include deposit service fees, wealth and investment services, and an insignificant component of other non-interest income in the consolidated statement of income. The Company identifies the performance obligations included in the contracts with customers, determines the transaction price, allocates the transaction price to the performance obligations, as applicable, and recognizes revenue when performance obligations are satisfied. Services provided over a period of time are typically transferred to customers evenly over the term of the contracts and revenue is recognized evenly over the period services are provided. Contract receivables are included in accrued interest receivable and other assets. Payment terms vary by services offered, and the time between completion of performance obligations and payment is typically not significant. Refer to Note 21: Revenue from Contracts with Customers for further information.
Share-Based Compensation
Webster maintains stock compensation plans under which restricted stock, restricted stock units, non-qualified stock options, incentive stock options, or stock appreciation rights may be granted to employees and directors. Share awards are issued from available treasury shares. Share-based compensation cost is recognized over the vesting period, is based on the grant-date fair value, net of a reduction for estimated forfeitures which is adjusted for actual forfeitures as they occur, and is reported as a component of compensation and benefits expense. Awards are generally subject to a 3-year vesting period, while certain conditions provide for a 1-year vesting period. Excess tax benefit or tax deficiency results when tax return deductions differ from recognized compensation cost determined using the grant-date fair value approach for financial statement purposes.
For restricted stock and restricted stock unit awards, fair value is measured using the Company's common stock closing price at the date of grant. For certain performance-based restricted stock awards, fair value is measured using the Monte Carlo valuation methodology, which provides for the 3-year performance period. Awards ultimately vest in a range from zero to 150% of the target number of shares under the grant. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition. Stock option awards use the Black-Scholes Option-Pricing Model to measure fair value at the date of grant. Dividends are paid on the time-based shares upon grant and are non-forfeitable, while dividends are accrued on the performance-based awards and paid on vested shares when the performance target is met. Refer to Note 19: Share-Based Plans for further information.

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
Tax positions that are uncertain but meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Webster recognizes interest expense and penalties on uncertain tax positions as a component of income tax expense and recognizes interest income on refundable income taxes as a component of other non-interest income. Refer to Note 9: Income Taxes for further information.
Earnings Per Common Share
Earnings per common share is presented under the two-class method. Basic earnings per common share is computed by dividing earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Certain unvested restricted stock awards are participating securities as they have non-forfeitable rights to dividends. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation and warrants for common stock using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share is provided in Note 15: Earnings Per Common Share.
Comprehensive Income
Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Comprehensive income consists of net income, and the after-tax effect of the following items: changes in net unrealized gain/loss on securities available for sale, changes in net unrealized gain/loss on derivative instruments, and changes in net actuarial gain/loss and prior service cost for defined benefit pension and other postretirement benefit plans. Comprehensive income is reported in the consolidated statement of shareholders' equity, consolidated statement of comprehensive income, and Note 13: Accumulated Other Comprehensive Loss, Net of Tax.
Derivative Instruments and Hedging Activities
Derivatives are recognized at fair value, with exchange-traded contracts based on quoted market prices while non-exchange traded contracts are based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require management judgment or estimation, relating to future rates and credit activities. Derivatives are included in accrued interest receivable and other assets and in accrued expenses and other liabilities on the consolidated balance sheet. Cash flows from derivative financial instruments are included in net cash provided by operating activities on the consolidated cash flow statement.
Derivatives Designated in Hedge Relationships. The Company uses derivatives to hedge exposures, or to modify interest rate characteristics, for certain balance sheet accounts under its interest rate risk management strategy. The Company designates derivatives in qualifying hedge relationships as fair value or cash flow hedges for accounting purposes. Derivative financial instruments receive hedge accounting treatment if they are qualified and properly designated as a hedge and remain highly effective in offsetting changes in the fair value or cash flows attributable to the risk being hedged both at hedge inception and on an ongoing basis throughout the life of the hedge. Quarterly prospective and retrospective assessments are performed to ensure hedging relationships continue to be highly effective. If a hedge relationship were no longer highly effective, hedge accounting would be discontinued.
The change in fair value on a derivative designated and qualifying as a fair value hedge, as well as the offsetting change in fair value on the hedged item attributable to the risk being hedged, is recognized in earnings in the same accounting period. The gain or loss on a derivative designated and qualifying as a cash flow hedge is initially recorded as a component of AOCL and subsequently reclassified to interest income as hedged interest payments are received or to interest expense as hedged interest payments are made in the same period during which the hedged transaction affects earnings.
Derivatives Not Designated in Hedge Relationships. The Company also enters into derivative transactions which are not designated in a hedge relationship. Derivative financial instruments not designated in a hedge relationship are recorded at fair value with changes in fair value recognized in other non-interest income on the consolidated statement of income.

Offsetting Assets and Liabilities. The Company presents derivative assets and derivative liabilities with the same counterparty and the related variation margin of cash collateral are presented on a net basis in the consolidated balance sheet. Cash collateral relating to the initial margin is included in accrued interest receivable and other assets on the consolidated balance sheet. Securities collateral is not offset. The Company clears all dealer eligible contracts through the Chicago Mercantile Exchange (CME), and has elected to record non-cleared derivative positions subject to a legally enforceable master netting agreement on a net basis.
Refer to Note 16: Derivative Financial Instruments for further information.
Fair Value Measurements
The Company measures many of its assets and liabilities on a fair value basis, in accordance with ASC Topic 820, "Fair Value Measurement." Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available-for-sale securities and loans held for sale where the Company has elected the fair value option. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment. Examples of these include impaired loans and leases, mortgage servicing assets, long-lived assets, goodwill, and loans not originated for sale but subsequently transferred to held for sale, which are accounted for at the lower of cost or fair value. Further information regarding the Company's policies and methodology used to measure fair value is presented in Note 17: Fair Value Measurements.
Employee Retirement Benefit Plan
Webster Bank maintains a noncontributory defined benefit pension plan covering all employees that were participants on or before December 31, 2007. Costs related to this qualified plan, based upon actuarial computations of current and future benefits for eligible employees, are charged to non-interest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act. The plan is recorded as an asset if over-funded or a liability if under-funded. There is a supplemental retirement plan for select executive level employees that were participants on or before December 31, 2007. There is also a postretirement healthcare benefits plan for certain retired employees.
Recently Adopted Accounting Standards Updates
Effective January 1, 2019, the following new accounting guidance was adopted by the Company:
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
The Company adopted the Update during the first quarter of 2019 on a modified retrospective basis. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements. The Company has provided enhanced disclosures in Note 16: Derivative Financial Instruments as a result of adopting this Update.

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
As a result of adopting this Update, the Company recognized $157.2 million of right-of-use asset (ROU) and $178.8 million of lease liability, as of January 1, 2019. The Company also recorded a $513 thousand cumulative-effect adjustment directly to retained earnings as of January 1, 2019 for abandoned leased properties and the remaining deferred gains on sale-leaseback transactions which occurred prior to the date of adoption. Refer to Note 7: Leasing for further information.
Accounting Standards Issued but not yet Adopted
The following list identifies ASUs applicable to the Company that have been issued by the FASB but are pending adoption:
ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.
The Update provides simplifications to the accounting for income taxes related to a variety of topics and makes minor codification improvements. Changes include a requirement that the effects of an enacted change in tax law be reflected in the computation of the annual effective tax rate in the first interim period that includes the enactment date of the new legislation.
The Update will be effective for the Company on January 1, 2021. The Company does not expect this Update to have a material impact on its consolidated financial statements.
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
The Update became effective for the Company on January 1, 2020. The Company does not expect these changes to have a material impact on its consolidated financial statements.
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
The Update became effective for the Company on January 1, 2020. The Company will apply the amendments in this update prospectively to all implementation costs incurred after the date of adoption. The Company does not expect these changes to have a material impact on its consolidated financial statements.
ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plan - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.
The Update modifies disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans.
The Update will be effective for the Company on January 1, 2021. The Company does not expect this Update to have a material impact on its consolidated financial statements.

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
The Update became effective for the Company on January 1, 2020. The Company does not expect these changes to have a material impact on its consolidated financial statements.
ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.
The Update simplifies quantitative goodwill impairment testing by requiring entities to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for any amount by which the carrying amount exceeds the fair value of a reporting unit, up to but not exceeding the amount of goodwill allocated to the reporting unit.
The Update changes current guidance by eliminating the second step of the goodwill impairment analysis which involves calculating the implied fair value of goodwill determined in the same manner as the amount of goodwill recognized in a business combination upon acquisition. Entities will still have the option to first perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
The Update must be applied prospectively and became effective for the Company on January 1, 2020. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments and subsequent ASUs issued to clarify this Topic.
The Updates will replace the existing incurred loss approach for recognizing credit losses with a new credit loss methodology known as the current expected credit loss (CECL) model. The CECL methodology requires earlier recognition of credit losses using a lifetime credit loss measurement approach for financial assets carried at amortized cost. The CECL methodology also requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.
To implement the new standard, the Company established a project lead and empowered a steering committee comprised of members from different disciplines including Credit, Accounting, Finance, Financial Analytics, Information Technology, and Treasury, as well as specific working groups focused on key components of the development process. Through the working groups, the Company evaluated the effect that the Updates have on its financial statements and related disclosures. The CECL credit models incorporate assumptions used to calculate credit losses over the estimated life of the applicable financial assets and include the impact of forecasted macroeconomic conditions. During the fourth quarter of 2019, the Company continued testing CECL credit models, processes, and controls in parallel with the existing incurred loss approach. The Company is continuing to work on finalizing CECL accounting policies and drafting required disclosures under these Updates.
Adopting the new standard required the Company to make certain policy elections and decisions on how expected losses are measured. Under CECL, the Company will estimate lifetime credit losses based on three portfolio segments: commercial loans and leases, consumer loans and lines of credit, and HTM debt securities. Expected losses within the commercial and consumer portfolio segments will be collectively assessed using PD/LGD models. Expected losses on HTM debt securities will be collectively assessed with separate models for each type of security. Through the Company’s established CECL Committee, policy elections, key assumptions, processes, and models will be reviewed and updated as necessary.
These Updates became effective for the Company on January 1, 2020, at which time the CECL processes, controls, and models became the Company’s primary method for calculating and recording the allowance for credit losses. The Company will adopt the Updates using the modified retrospective approach. Upon adoption of the Updates the Company expects an increase of approximately 30% in its allowance for credit losses, reflected as a reduction, net of tax, to the Company's beginning total shareholders' equity at January 1, 2020. Upon adoption the Company’s allowance for credit losses became reflective of all credit losses expected over the lifetime of the Company’s applicable financial assets. The allowance for credit losses will be based on the composition, characteristics, and credit quality of the loan and securities portfolios as of the reporting date and will include consideration of current economic conditions and reasonable and supportable forecasts at that date. The entire increase in the allowance for credit losses will be reflected in the Company's regulatory capital ratios and will not have a significant impact.

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
The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in accrued interest receivable and other assets and accrued expenses and other liabilities, respectively, in the consolidated balance sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits, in the consolidated statement of income. Refer to Note 17: Fair Value Measurements for additional information.
Non-Consolidated
Tax Credit - Finance Investments. The Company makes non-marketable equity investments in entities that finance affordable housing and other community development projects and provide a return primarily through the realization of tax benefits. In most instances the investments require the funding of capital commitments in the future. While the Company's investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as the Company is not involved in its management. For these investments, the Company determined it is not the primary beneficiary due to its inability to direct the activities that most significantly impact the economic performance of the VIEs. The Company applies the proportional amortization method to account for its investments in qualified affordable housing projects.
At December 31, 2019 and December 31, 2018, the aggregate carrying value of the Company's tax credit-finance investments was $42.5 million and $29.1 million, respectively, which represents the Company's maximum exposure to loss. At December 31, 2019 and December 31, 2018, unfunded commitments have been recognized, totaling $15.1 million and $10.4 million, respectively, and are included in accrued expenses and other liabilities in the consolidated balance sheets.
Webster Statutory Trust. The Company owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt in the consolidated balance sheets, and the related interest expense is reported as interest expense on long-term debt in the consolidated statement of income.
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
At December 31, 2019 and December 31, 2018, the aggregate carrying value of the Company's other non-marketable investments in VIEs was $21.8 million and $17.6 million, respectively, and the maximum exposure to loss of the Company's other non-marketable investments in VIEs, including unfunded commitments, was $64.2 million and $31.0 million, respectively. Refer to Note 17: Fair Value Measurements for additional information.
The Company's equity interests in Other Non-Marketable Investments, as well as Tax Credit-Finance Investments and Webster Statutory Trust, are included in accrued interest receivable and other assets in the consolidated balance sheet. For a description of the Company's accounting policy regarding the consolidation of VIEs, refer to Note 1: Summary of Significant Accounting Policies under the section “Principles of Consolidation”.

Note 3: Investment Securities
A summary of the amortized cost and fair value of investment securities is presented below:

	At December 31,
	2019				2018
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury Bills	$—	$—	$—	$—	$7,549	$1	$—	$7,550
Agency CMO	184,500	2,218	(917)	185,801	238,968	412	(4,457)	234,923
Agency MBS	1,580,743	35,456	(4,035)	1,612,164	1,521,534	1,631	(42,076)	1,481,089
Agency CMBS	587,974	513	(6,935)	581,552	608,167	—	(41,930)	566,237
CMBS	432,085	38	(252)	431,871	447,897	645	(2,961)	445,581
CLO	92,628	45	(468)	92,205	114,641	94	(1,964)	112,771
Corporate debt	23,485	—	(1,245)	22,240	55,860	—	(5,281)	50,579
Total available-for-sale	$2,901,415	$38,270	$(13,852)	$2,925,833	$2,994,616	$2,783	$(98,669)	$2,898,730
Held-to-maturity:
Agency CMO	$167,443	$1,123	$(1,200)	$167,366	$208,113	$287	$(5,255)	$203,145
Agency MBS	2,957,900	60,602	(8,733)	3,009,769	2,517,823	8,250	(79,701)	2,446,372
Agency CMBS	1,172,491	6,444	(5,615)	1,173,320	667,500	53	(22,572)	644,981
Municipal bonds and notes	740,431	32,709	(21)	773,119	715,041	2,907	(18,285)	699,663
CMBS	255,653	2,278	(852)	257,079	216,943	405	(2,388)	214,960
Total held-to-maturity	$5,293,918	$103,156	$(16,421)	$5,380,653	$4,325,420	$11,902	$(128,201)	$4,209,121
Other-Than-Temporary Impairment
The amount in the amortized cost columns in the table above includes OTTI related to certain CLO positions that were previously considered Covered Funds as defined by Section 619 of Dodd-Frank. The Company has taken measures to bring its CLO positions into compliance with these requirements.
The following table presents the changes in OTTI:

	Years ended December 31,
(In thousands)	2019	2018	2017
Beginning balance	$822	$1,364	$3,243
Reduction for investment securities called	—	(542)	(2,005)
Additions for OTTI not previously recognized in earnings	—	—	126
Ending balance	$822	$822	$1,364

Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual investment securities with an unrealized loss, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At December 31, 2019
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$36,447	$(352)	$32,288	$(565)	9	$68,735	$(917)
Agency MBS	41,408	(193)	299,674	(3,842)	79	341,082	(4,035)
Agency CMBS	174,406	(1,137)	357,717	(5,798)	34	532,123	(6,935)
CMBS	355,260	(232)	7,480	(20)	29	362,740	(252)
CLO	—	—	43,232	(468)	2	43,232	(468)
Corporate debt	—	—	22,240	(1,245)	4	22,240	(1,245)
Total available-for-sale in an unrealized loss position	$607,521	$(1,914)	$762,631	$(11,938)	157	$1,370,152	$(13,852)
Held-to-maturity:
Agency CMO	$26,480	$(174)	$54,602	$(1,026)	11	$81,082	$(1,200)
Agency MBS	164,269	(1,165)	727,778	(7,568)	105	892,047	(8,733)
Agency CMBS	488,091	(5,591)	4,148	(24)	21	492,239	(5,615)
Municipal bonds and notes	2,508	(21)	—	—	1	2,508	(21)
CMBS	85,422	(852)	—	—	8	85,422	(852)
Total held-to-maturity in an unrealized loss position	$766,770	$(7,803)	$786,528	$(8,618)	146	$1,553,298	$(16,421)

	At December 31, 2018
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Available-for-sale:
Agency CMO	$15,524	$(72)	$180,641	$(4,385)	36	$196,165	$(4,457)
Agency MBS	321,678	(2,078)	975,084	(39,998)	184	1,296,762	(42,076)
Agency CMBS	—	—	566,237	(41,930)	37	566,237	(41,930)
CMBS	343,457	(2,937)	5,193	(24)	39	348,650	(2,961)
CLO	83,305	(1,695)	14,873	(269)	5	98,178	(1,964)
Corporate debt	35,990	(1,820)	14,589	(3,461)	8	50,579	(5,281)
Total available-for-sale in an unrealized loss position	$799,954	$(8,602)	$1,756,617	$(90,067)	309	$2,556,571	$(98,669)
Held-to-maturity:
Agency CMO	$691	$(1)	$182,396	$(5,254)	25	$183,087	$(5,255)
Agency MBS	288,635	(1,916)	1,892,951	(77,785)	272	2,181,586	(79,701)
Agency CMBS	—	—	635,284	(22,572)	56	635,284	(22,572)
Municipal bonds and notes	68,351	(882)	414,776	(17,403)	223	483,127	(18,285)
CMBS	24,881	(270)	132,464	(2,118)	20	157,345	(2,388)
Total held-to-maturity in an unrealized loss position	$382,558	$(3,069)	$3,257,871	$(125,132)	596	$3,640,429	$(128,201)

Impairment Analysis
The following impairment analysis summarizes the basis for evaluating if investment securities within the Company’s available-for-sale and held-to-maturity portfolios are other-than-temporarily impaired as of December 31, 2019. Unless otherwise noted for an investment security type, management does not intend to sell these investment securities and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell these investment securities before the recovery of their amortized cost. As such, based on the following impairment analysis, the Company does not consider any of these investment securities, in unrealized loss positions, to be other-than-temporarily impaired at December 31, 2019.
Available-for-Sale Securities
Agency CMO. There were unrealized losses of $0.9 million on the Company’s investment in Agency CMO at December 31, 2019, compared to $4.5 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances decreased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $4.0 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2019, compared to $42.1 million at December 31, 2018. Unrealized losses decreased due to lower market rates, while principal balances increased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency CMBS. There were unrealized losses of $6.9 million on the Company's investment in commercial mortgage-backed securities issued by government agencies at December 31, 2019, compared to $41.9 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances decreased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
CMBS. There were unrealized losses of $252 thousand on the Company’s investment in CMBS at December 31, 2019, compared to $3.0 million at December 31, 2018. The portfolio of mainly floating rate CMBS experienced reduced market spreads which resulted in higher market prices and lower unrealized losses while principal balances declined for this asset class since December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
CLO. There were unrealized losses of $468 thousand on the Company’s investments in CLO at December 31, 2019 compared to $2.0 million of unrealized losses at December 31, 2018. Unrealized losses decreased due to reduced market spreads while principal balances decreased due to call activity and amortization for this asset class since December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios. Contractual cash flows for the bonds continue to perform as expected.
Corporate debt. There were $1.2 million of unrealized losses on the Company's corporate debt portfolio at December 31, 2019, compared to $5.3 million at December 31, 2018. Unrealized losses decreased due to reduced market spreads while principal balances decreased since December 31, 2018. The Company performs periodic credit reviews of the issuer to assess the likelihood for ultimate recovery of amortized cost.
Held-to-Maturity Securities
Agency CMO. There were unrealized losses of $1.2 million on the Company’s investment in Agency CMO at December 31, 2019, compared to $5.3 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances decreased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Agency MBS. There were unrealized losses of $8.7 million on the Company’s investment in residential mortgage-backed securities issued by government agencies at December 31, 2019, compared to $79.7 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.

Agency CMBS. There were unrealized losses of $5.6 million on the Company’s investment in commercial mortgage-backed securities issued by government agencies at December 31, 2019, compared to $22.6 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased for this asset class since December 31, 2018. These investments are issued by a government or government sponsored agency and therefore, are backed by certain government guarantees, either direct or implicit. There has been no change in the credit quality, and the contractual cash flows are performing as expected.
Municipal bonds and notes. There were unrealized losses of $21 thousand on the Company’s investment in municipal bonds and notes at December 31, 2019, compared to $18.3 million at December 31, 2018. Unrealized losses decreased due to lower market rates while principal balances increased for this asset class since December 31, 2018. The Company performs periodic credit reviews of the issuers and the securities are currently performing as expected.
CMBS. There were unrealized losses of $852 thousand on the Company’s investment in CMBS at December 31, 2019, compared to $2.4 million unrealized losses at December 31, 2018. Unrealized losses decreased due to lower market rates on mainly seasoned fixed rate conduit transactions while principal balances increased for this asset class since December 31, 2018. Internal stress tests are performed on individual bonds to monitor potential losses under stress scenarios.
Sales of Available-for Sale Securities
For the year ended December 31, 2019, proceeds from sales of available-for-sale securities were $70.1 million. These sales produced gross realized gains of $773 thousand and a gross realized loss of $744 thousand from the tender of a corporate debt security, which resulted in a net gain on sale of investment securities of $29 thousand. There were no sales during the years ended December 31, 2018 and 2017.

Contractual Maturities
The amortized cost and fair value of debt securities by contractual maturity are set forth below:

	At December 31, 2019
	Available-for-Sale		Held-to-Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$1,084	$1,088
Due after one year through five years	—	—	4,621	4,747
Due after five through ten years	299,979	299,531	245,473	249,501
Due after ten years	2,601,436	2,626,302	5,042,740	5,125,317
Total debt securities	$2,901,415	$2,925,833	$5,293,918	$5,380,653
For the maturity schedule above, mortgage-backed securities and CLO, which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
At December 31, 2019, the Company had a carrying value of $1.3 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. The Company considers prepayment risk in the evaluation of its interest rate risk profile. These maturities may not reflect actual durations, which may be impacted by prepayments.
Investment securities with a carrying value totaling $2.7 billion at December 31, 2019 and $2.2 billion at December 31, 2018 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4: Loans and Leases
The following table summarizes loans and leases:

	At December 31,
(In thousands)	2019	2018
Commercial	$6,343,497	$6,216,606
Commercial Real Estate	5,949,339	4,927,145
Equipment Financing	537,341	508,397
Residential	4,972,685	4,416,637
Consumer	2,234,124	2,396,704
Loans and leases (1) (2)	$20,036,986	$18,465,489
(1)Loans and leases include net deferred fees and net premiums and discounts of $17.6 million and $13.9 million at December 31, 2019 and December 31, 2018, respectively.
(2)At December 31, 2019, the Company had pledged $7.9 billion of eligible loans as collateral to support borrowing capacity at the FHLB of Boston and the FRB of Boston.
The equipment financing portfolio includes net investment in leases of $169.3 million at December 31, 2019. Total undiscounted cash flows to be received from the Company's net investment in leases are $184.1 million at December 31, 2019 and are primarily due within the next five years. The Company's lessor portfolio has recognized interest income of $5.5 million for year ended December 31, 2019.
Loans and Leases Portfolio Aging
The following tables summarize the aging of loans and leases:

	At December 31, 2019
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial:
Commercial non-mortgage	$2,094	$617	$—	$59,369	$62,080	$5,234,531	$5,296,611
Asset-based	—	—	—	139	139	1,046,747	1,046,886
Commercial real estate:
Commercial real estate	1,256	454	—	9,950	11,660	5,713,939	5,725,599
Commercial construction	—	—	—	1,613	1,613	222,127	223,740
Equipment financing	5,493	292	—	5,433	11,218	526,123	537,341
Residential	7,166	6,441	—	43,193	56,800	4,915,885	4,972,685
Consumer:
Home equity	8,267	5,551	—	30,170	43,988	1,970,556	2,014,544
Other consumer	4,269	807	—	1,192	6,268	213,312	219,580
Total	$28,545	$14,162	$—	$151,059	$193,766	$19,843,220	$20,036,986

	At December 31, 2018
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial:
Commercial non-mortgage	$1,011	$702	$104	$55,810	$57,627	$5,189,808	$5,247,435
Asset-based	—	—	—	224	224	968,947	969,171
Commercial real estate:
Commercial real estate	1,275	245	—	8,242	9,762	4,698,552	4,708,314
Commercial construction	—	—	—	—	—	218,831	218,831
Equipment financing	510	405	—	6,314	7,229	501,168	508,397
Residential	8,513	4,301	—	49,188	62,002	4,354,635	4,416,637
Consumer:
Home equity	9,250	5,385	—	33,495	48,130	2,121,049	2,169,179
Other consumer	1,774	957	—	1,494	4,225	223,300	227,525
Total	$22,333	$11,995	$104	$154,767	$189,199	$18,276,290	$18,465,489
Interest on non-accrual loans and leases that would have been recorded as additional interest income for the years ended December 31, 2019, 2018, and 2017, had the loans and leases been current in accordance with their original terms, totaled $11.3 million, $9.7 million, and $8.4 million, respectively.

Allowance for Loan and Lease Losses
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, the ALLL:

	At or for the Year ended December 31, 2019
(In thousands)	Commercial	Commercial Real Estate	Equipment Financing	Residential	Consumer	Total
Allowance for loan and lease losses:
Balance at January 1, 2019	$98,793	$60,151	$5,129	$19,599	$28,681	$212,353
Provision for loan and lease losses	20,370	8,550	254	4,110	4,516	37,800
Charge-offs	(29,033)	(3,501)	(793)	(4,153)	(15,000)	(52,480)
Recoveries	1,626	45	78	1,363	8,311	11,423
Balance at December 31, 2019	$91,756	$65,245	$4,668	$20,919	$26,508	$209,096
Individually evaluated for impairment	7,867	1,143	418	3,618	1,203	14,249
Collectively evaluated for impairment	$83,889	$64,102	$4,250	$17,301	$25,305	$194,847

Loan and lease balances:
Individually evaluated for impairment	$102,393	$23,297	$5,433	$90,096	$35,191	$256,410
Collectively evaluated for impairment	6,241,104	5,926,042	531,908	4,882,589	2,198,933	19,780,576
Loans and leases	$6,343,497	$5,949,339	$537,341	$4,972,685	$2,234,124	$20,036,986

	At or for the Year ended December 31, 2018
(In thousands)	Commercial	Commercial Real Estate	Equipment Financing	Residential	Consumer	Total
Allowance for loan and lease losses:
Balance at January 1, 2018	$89,533	$49,407	$5,806	$19,058	$36,190	$199,994
Provision for loan and lease losses	23,041	12,644	(329)	2,016	4,628	42,000
Charge-offs	(18,220)	(2,061)	(423)	(3,455)	(19,228)	(43,387)
Recoveries	4,439	161	75	1,980	7,091	13,746
Balance at December 31, 2018	$98,793	$60,151	$5,129	$19,599	$28,681	$212,353
Individually evaluated for impairment	7,824	1,661	196	4,286	1,383	15,350
Collectively evaluated for impairment	$90,969	$58,490	$4,933	$15,313	$27,298	$197,003

Loan and lease balances:
Individually evaluated for impairment	$99,512	$10,828	$6,315	$103,531	$39,144	$259,330
Collectively evaluated for impairment	6,117,094	4,916,317	502,082	4,313,106	2,357,560	18,206,159
Loans and leases	$6,216,606	$4,927,145	$508,397	$4,416,637	$2,396,704	$18,465,489

	At or for the Year ended December 31, 2017
(In thousands)	Commercial	Commercial Real Estate	Equipment Financing	Residential	Consumer	Total
Allowance for loan and lease losses:
Balance at January 1, 2017	$71,905	$47,477	$6,479	$23,226	$45,233	$194,320
Provision for loan and lease losses	23,417	11,040	(232)	(2,692)	9,367	40,900
Charge-offs	(8,147)	(9,275)	(558)	(2,500)	(24,447)	(44,927)
Recoveries	2,358	165	117	1,024	6,037	9,701
Balance at December 31, 2017	$89,533	$49,407	$5,806	$19,058	$36,190	$199,994
Individually evaluated for impairment	9,786	272	23	4,805	1,668	16,554
Collectively evaluated for impairment	$79,747	$49,135	$5,783	$14,253	$34,522	$183,440

Loan and lease balances:
Individually evaluated for impairment	$72,471	$11,226	$3,325	$114,295	$45,436	$246,753
Collectively evaluated for impairment	5,296,223	4,512,602	546,908	4,376,583	2,544,789	17,277,105
Loans and leases	$5,368,694	$4,523,828	$550,233	$4,490,878	$2,590,225	$17,523,858

Impaired Loans and Leases
The following tables summarize impaired loans and leases:

	At December 31, 2019
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Commercial non-mortgage	$140,096	$102,254	$29,739	$72,515	$7,862
Asset-based	465	139	—	139	5
Commercial real estate	27,678	21,684	13,205	8,479	1,143
Commercial construction	1,614	1,613	1,613	—	—
Equipment financing	5,591	5,433	2,159	3,274	418
Residential	98,790	90,096	56,231	33,865	3,618
Consumer home equity	38,503	35,191	27,672	7,519	1,203
Total	$312,737	$256,410	$130,619	$125,791	$14,249

	At December 31, 2018
(In thousands)	Unpaid Principal Balance	Total Recorded Investment	Recorded Investment No Allowance	Recorded Investment With Allowance	Related Valuation Allowance
Commercial non-mortgage	$120,165	$99,287	$65,724	$33,563	$7,818
Asset based	550	225	—	225	6
Commercial real estate	13,355	10,828	2,125	8,703	1,661
Commercial construction	—	—	—	—	—
Equipment financing	6,368	6,315	2,946	3,369	196
Residential	113,575	103,531	64,899	38,632	4,286
Consumer home equity	44,654	39,144	30,576	8,568	1,383
Total	$298,667	$259,330	$166,270	$93,060	$15,350
The following table summarizes the average recorded investment and interest income recognized for impaired loans and leases:

	Years ended December 31,
	2019			2018			2017
(In thousands)	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income	Average Recorded Investment	Accrued Interest Income	Cash Basis Interest Income
Commercial non-mortgage	$100,771	$3,241	$—	$85,585	$3,064	$—	$62,459	$1,095	$—
Asset based	182	—	—	407	—	—	295	—	—
Commercial real estate	16,256	385	—	11,027	198	—	17,397	417	—
Commercial construction	806	—	—	—	—	—	594	12	—
Equipment financing	5,874	—	—	4,820	112	—	4,872	207	—
Residential	96,814	3,502	1,078	108,913	3,781	1,106	116,859	4,138	1,264
Consumer home equity	37,167	1,045	981	42,290	1,158	980	45,578	1,323	1,046
Total	$257,870	$8,173	$2,059	$253,042	$8,313	$2,086	$248,054	$7,192	$2,310
The following table summarizes commercial, commercial real estate and equipment financing loans and leases segregated by risk rating exposure:

	Commercial		Commercial Real Estate		Equipment Financing
	At December 31,		At December 31,		At December 31,
(In thousands)	2019	2018	2019	2018	2019	2018
(1) - (6) Pass	$5,985,338	$5,781,138	$5,860,981	$4,773,298	$528,561	$494,585
(7) Special Mention	94,809	206,351	26,978	75,338	808	1,303
(8) Substandard	259,490	222,405	61,380	78,509	7,972	12,509
(9) Doubtful	3,860	6,712	—	—	—	—
Total	$6,343,497	$6,216,606	$5,949,339	$4,927,145	$537,341	$508,397

Troubled Debt Restructurings
The following table summarizes information for TDRs:

	At December 31,
(Dollars in thousands)	2019	2018
Accrual status	$136,449	$138,479
Non-accrual status	100,989	91,935
Total recorded investment of TDR	$237,438	$230,414
Specific reserves for TDR included in the balance of ALLL	$12,956	$11,930
Additional funds committed to borrowers in TDR status	4,856	3,893
For years ended December 31, 2019, 2018 and 2017, Webster charged off $21.8 million, $14.3 million, and $3.2 million, respectively, for the portion of TDRs deemed to be uncollectible.
The following table provides information on the type of concession for loans and leases modified as TDRs:

	Years ended December 31,
	2019		2018		2017
	Number of Loans and Leases	Post-Modification Recorded Investment(1)	Number of Loans and Leases	Post-Modification Recorded Investment(1)	Number of Loans and Leases	Post-Modification Recorded Investment(1)
(Dollars in thousands)
Commercial non mortgage:
Extended Maturity	15	$2,413	12	$823	12	$1,233
Adjusted Interest rates	2	112	—	—	—	—
Combination Rate and Maturity	11	673	15	8,842	18	9,592
Other (2)	28	65,186	20	41,248	4	6,375
Commercial real estate:
Extended Maturity	3	8,356	2	97	—	—
Combination Rate and Maturity	—	—	3	1,485	—	—
Other (2)	3	4,816	1	5,111	—	—
Equipment Financing
Extended Maturity	—	—	4	736	—	—
Residential:
Extended Maturity	7	1,327	1	20	16	2,569
Adjusted Interest rates	—	—	—	—	2	335
Combination Rate and Maturity	15	2,241	9	947	12	1,733
Other (2)	8	1,001	21	3,573	39	6,200
Consumer home equity:
Extended Maturity	6	599	4	469	12	976
Adjusted Interest rates	—	—	—	—	1	247
Combination Rate and Maturity	4	140	6	618	14	3,469
Other (2)	34	1,907	45	2,812	73	4,907
Total	136	$88,771	143	$66,781	203	$37,636
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
(2)Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, and/or other concessions.
For the year ended December 31, 2019 there were six Commercial non-mortgage and one Commercial Real Estate TDRs with a recorded investment of $0.8 million and $1.7 million, respectively, that had been modified within the previous 12 months and for which there was a payment default. There were no significant amounts for the years ended December 31, 2018 and 2017.
The recorded investment of TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

	At December 31,
(In thousands)	2019	2018
(1) - (6) Pass	$3,952	$13,165
(7) Special Mention	63	84
(8) Substandard	104,277	67,880
(9) Doubtful	3,860	6,610
Total	$112,152	$87,739

Note 5: Transfers of Financial Assets
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, primarily residential mortgage loans sold to government-sponsored enterprises through established programs and securitization. Residential mortgage origination fees, adjustments for changes in fair value, and gain or loss on loans sold are included as mortgage banking activities in the consolidated statement of income.
The Company may be required to repurchase a loan in the event of certain breaches of the representations and warranties, or in the event of default of the borrower within 90 days of sale, as provided for in the sale agreements. A reserve for loan repurchases provides for estimated losses pertaining to the potential repurchase of loans associated with the Company's mortgage banking activities. The reserve reflects loan repurchase requests received by the Company for which management evaluates the identity of counterparty, the vintage of the loans sold, the amount of open repurchase requests, specific loss estimates for each open request, the current level of loan losses in similar vintages held in the residential loan portfolio, and estimated recoveries on the underlying collateral. The reserve also reflects management’s expectation of losses from loan repurchase requests for which the Company has not yet been notified. The provision recorded at the time of the loan sale is netted from the gain or loss recorded in mortgage banking activities, while any incremental provision, post loan sale, is recorded in other non-interest expense in the consolidated statement of income.
The following table provides a summary of activity in the reserve for loan repurchases:

	Years ended December 31,
(In thousands)	2019	2018	2017
Beginning balance	$674	$872	$790
Provision (benefit) charged to expense	1,865	(160)	100
Repurchased loans and settlements charged off	(2,031)	(38)	(18)
Ending balance	$508	$674	$872
The increase to the provision and corresponding charge-off during 2019 was related to a discrete legal settlement in connection with previously sold loans.
The following table provides information for mortgage banking activities:

	Years ended December 31,
(In thousands)	2019	2018	2017
Residential mortgage loans held for sale:
Proceeds from sale	$216,239	$188,025	$335,656
Loans sold with servicing rights retained	199,114	166,909	304,788

Net gain on sale	4,031	3,146	6,211
Ancillary fees	1,614	1,544	2,629
Fair value option adjustment	470	(266)	1,097
Additionally, loans not originated for sale were sold approximately at carrying value, except as noted, for cash proceeds of: $17.0 million for certain commercial loans, resulting in a gain of $0.7 million, and $4.0 million for certain residential loans for the year ended December 31, 2019; $1.3 million for certain commercial loans and $0.4 million for certain residential loans for the year ended December 31, 2018; and $7.2 million for certain commercial loans and $7.4 for certain residential loans for the year ended December 31, 2017.
The Company has retained servicing rights on residential mortgage loans totaling $2.4 billion and $2.5 billion at December 31, 2019 and 2018, respectively.
The following table presents the changes in carrying value for mortgage servicing assets:

	Years ended December 31,
(In thousands)	2019	2018	2017
Beginning balance	$21,215	$25,139	$24,466
Additions	3,587	4,459	9,249
Amortization	(7,318)	(8,383)	(8,576)
Ending balance	$17,484	$21,215	$25,139
Loan servicing fees, net of mortgage servicing rights amortization, were $1.9 million, $1.2 million, and $0.8 million, for the years ended December 31, 2019, 2018, and 2017, respectively, and are included as a component of loan and lease related fees in the consolidated statement of income.
Refer to Note 17: Fair Value Measurements for additional information on loans held for sale and mortgage servicing assets.

Note 6: Premises and Equipment
A summary of premises and equipment follows:

	At December 31,
(In thousands)	2019	2018
Land	$10,997	$10,997
Buildings and improvements	77,892	79,619
Leasehold improvements	77,346	77,669
Fixtures and equipment	73,946	75,219
Data processing and software	263,445	252,723
Property and equipment	503,626	496,227
Less: Accumulated depreciation and amortization	(388,562)	(371,377)
Property and equipment, net	115,064	124,850
Leased assets, net	155,349	—
Premises and equipment, net	$270,413	$124,850

Depreciation and amortization of property and equipment was $33.7 million, $34.9 million, and $33.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Additional information about leased assets is provided in Note 7: Leasing.
Assets held for disposition are included as a component of accrued interest receivable and other assets in the consolidated balance sheets.
The following table provides a summary of activity for assets held for disposition:

	Years ended December 31,
(In thousands)	2019	2018
Beginning balance	$91	$144
Additions	—	498
Write-downs	(91)	(137)
Sales	—	(414)
Ending balance	$—	$91

Note 7: Leasing
The Company enters into leases, as lessee, primarily for office space, banking centers, and certain other operational assets. These leases are generally classified as operating leases, however, an insignificant amount are classified as finance leases. The Company's operating leases generally have lease terms for periods of 5 to 20 years with various renewal options. The Company does not have any material sub-lease agreements.
The following table summarizes lessee information related to the Company’s operating ROU assets and lease liability:

	At December 31, 2019
(In thousands)	Operating Leases	Consolidated Balance Sheet Line Item Location
ROU lease assets	$155,052	Premises and equipment, net
Lease liabilities	174,396	Operating lease liabilities
The components of operating lease cost and other related information are as follows:

(In thousands)	At or for the Year ended December 31, 2019
Lease Cost:
Operating lease costs	$29,908
Variable lease costs	4,889
Sublease income	(577)
Total operating lease cost	$34,220
Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$31,223
Right-of-use assets obtained in exchange for new operating lease liabilities	22,948

Weighted-average remaining lease term, in years	8.39
Weighted-average discount rate - operating leases	3.31%
The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At December 31, 2019
2020	$28,504
2021	30,070
2022	26,548
2023	23,647
2024	20,215
Thereafter	74,134
Total operating lease liability payments	203,118
Less: Present value adjustment	28,722
Lease liabilities	$174,396
Refer to Note 4: Loans and Leases for information relating to leases included within the equipment financing portfolio in which the Company is lessor.

Note 8: Goodwill and Other Intangible Assets
The net carrying amount for goodwill at December 31, 2019 was $538.4 million, comprised of $516.6 million in Community Banking and $21.8 million in HSA Bank. There was no change to these carrying amounts during 2019.
Other intangible assets by reportable segment consisted of the following:

	At December 31,
	2019			2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
HSA Bank - Core deposits	$22,000	$13,073	$8,927	$22,000	$10,842	$11,158
HSA Bank - Customer relationships	21,000	8,010	12,990	21,000	6,394	14,606
Total other intangible assets	$43,000	$21,083	$21,917	$43,000	$17,236	$25,764
At December 31, 2019, the remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)
2020	$3,847
2021	3,847
2022	3,847
2023	3,847
2024	1,615
Thereafter	4,914

Note 9: Income Taxes
Income tax expense reflects the following expense (benefit) components:

	Years ended December 31,
(In thousands)	2019	2018	2017
Current:
Federal	$84,447	$58,334	$96,364
State and local	18,595	13,409	11,061
Total current	103,042	71,743	107,425
Deferred:
Federal	811	8,508	39,568
State and local	116	964	(48,642)
Total deferred	927	9,472	(9,074)

Total federal	85,258	66,842	135,932
Total state and local	18,711	14,373	(37,581)
Income tax expense	$103,969	$81,215	$98,351
Included in the Company's income tax expense for the years ended December 31, 2019, 2018, and 2017, are net tax credits of $4.8 million, $1.2 million, and $1.6 million, respectively. Income tax expense in 2017 also included benefits from operating loss carryforwards of $25.1 million. These net tax credits and benefits are exclusive of the Tax Act impacts.
The $4.8 million of net tax credits in 2019 includes $3.0 million, related to federal and state research tax credits, $2.4 million of which relates to the Company’s qualifying technology expenditures incurred between 2015 and 2018.
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

The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 21.0% in 2019, and 2018, and 35.0% and 2017:

	Years ended December 31,
	2019		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$102,205	21.0%	$92,743	21.0%	$123,826	35.0%
Reconciliation to reported income tax expense:
SALT expense, net of federal	14,782	3.0	11,354	2.6	8,189	2.3
Tax-exempt interest income, net	(6,752)	(1.4)	(6,475)	(1.5)	(10,826)	(3.1)
Increase in cash surrender value of life insurance	(3,069)	(0.6)	(3,069)	(0.7)	(5,120)	(1.4)
Excess tax benefits, net	(2,251)	(0.4)	(4,483)	(1.0)	(6,349)	(1.8)
Non-deductible FDIC Deposit insurance premiums	1,904	0.4	2,215	0.5	—	—
SALT DTA adjustments, net of federal	—	—	—	—	(28,724)	(8.1)
Tax Act impacts, net	—	—	(10,982)	(2.5)	20,891	5.9
Other, net	(2,850)	(0.6)	(88)	—	(3,536)	(1.0)
Income tax expense and effective tax rate	$103,969	21.4%	$81,215	18.4%	$98,351	27.8%
Included in the Tax Act impacts, net for 2018 are $10.4 million of tax planning benefits related to the Tax Act.
The following table reflects the significant components of the DTAs, net:

	At December 31,
(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan and lease losses	$53,851	$54,390
Net operating loss and credit carry forwards	69,827	70,808
Compensation and employee benefit plans	24,518	29,623
Lease liabilities under operating leases	45,923	—
Net unrealized loss on securities available for sale	—	25,060
Other	9,521	14,388
Gross deferred tax assets	203,640	194,269
Valuation allowance	38,181	38,181
Total deferred tax assets, net of valuation allowance	$165,459	$156,088
Deferred tax liabilities:
Net unrealized gain on securities available for sale	$6,430	$—
ROU assets under operating leases	40,908	—
Equipment financing leases	31,332	28,140
Premises and equipment	7,838	10,293
Loan origination costs, net	6,816	9,608
Goodwill and other intangible assets	6,172	6,293
Other	3,988	5,238
Gross deferred tax liabilities	103,484	59,572
Deferred tax assets, net	$61,975	$96,516
The Company's DTAs, net decreased by $34.5 million during 2019, reflecting the $0.9 million deferred tax expense and a $33.6 million benefit allocated directly to shareholders' equity.
The $38.2 million valuation allowance at December 31, 2019 is attributable to SALT net operating loss carryforwards, which approximated $1.2 billion.
SALT net operating loss carryforwards approximated $1.2 billion at December 31, 2019 and are scheduled to expire in varying amounts during tax years 2024 through 2032. The valuation allowance has been established for approximately $644.4 million of those net operating loss carryforwards estimated to expire unused. Credit carryovers of $0.7 million, net at December 31, 2019 have a five-year carryover period and are scheduled to expire in varying amounts during tax years 2020 through 2024.
Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its total DTAs, net of the valuation allowance. Although taxable income in prior years is no longer able to be included as a source of taxable income, due to the general repeal of the carryback of net operating losses under the Tax Act, significant positive evidence remains in support of management's conclusion regarding the realizability of Webster's DTAs, including projected future reversals of existing taxable temporary differences and book-taxable income levels in recent and projected in future years. There can, however, be no assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.

A deferred tax liability of $15.3 million has not been recognized for certain thrift bad-debt reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or liquidation. Webster does not expect any of those events to occur. At December 31, 2019 the cumulative taxable temporary differences applicable to those reserves approximated $58.0 million.
The following table reflects a reconciliation of the beginning and ending balances of unrecognized tax benefits (UTBs):

	Years ended December 31,
(In thousands)	2019	2018	2017
Beginning balance	$2,856	$3,595	$3,847
Additions as a result of tax positions taken during the current year	1,106	249	584
Additions as a result of tax positions taken during prior years	1,744	71	7
Reductions as a result of tax positions taken during prior years	(238)	(474)	(61)
Reductions relating to settlements with taxing authorities	(18)	(97)	(392)
Reductions as a result of lapse of statute of limitation periods	(637)	(488)	(390)
Ending balance	$4,813	$2,856	$3,595
At December 31, 2019, 2018, and 2017, there were $3.9 million, $2.3 million, and $2.8 million, respectively, of UTBs that if recognized would affect the effective tax rate.
Webster recognizes interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2019, 2018, and 2017, Webster recognized a benefit of $0.1 million, none, and an expense of $0.2 million, respectively. At December 31, 2019 and 2018, the Company had accrued interest and penalties related to UTBs of $1.8 million.
Webster has determined it is reasonably possible that its total UTBs could decrease by an amount in the range of $1.9 million to $2.7 million by the end of 2020 as a result of potential lapses in statute-of-limitation periods and/or potential settlements with state and local taxing authorities concerning apportionment and tax-base determinations.
Webster's federal tax returns for all years subsequent to 2014 remain open to examination. Webster's tax returns to its principal state tax jurisdictions of Connecticut, Massachusetts, New York, and Rhode Island for years subsequent to 2014 are either under or remain open to examination.
Note 10: Deposits
A summary of deposits by type follows:

	At December 31,
(In thousands)	2019	2018
Non-interest-bearing:
Demand	$4,446,463	$4,162,446
Interest-bearing:
Health savings accounts	6,416,135	5,740,601
Checking	2,689,734	2,518,472
Money market	2,312,840	2,100,084
Savings	4,354,809	4,140,696
Time deposits	3,104,765	3,196,546
Total interest-bearing	18,878,283	17,696,399
Total deposits	$23,324,746	$21,858,845

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$652,151	$869,003
Time deposits, included in above balance, that exceed the FDIC limit	661,334	555,949
Demand deposit overdrafts reclassified as loan balances	1,721	2,245
The scheduled maturities of time deposits are as follows:

(In thousands)	At December 31, 2019
2020	$2,621,413
2021	358,454
2022	73,463
2023	29,283
2024	22,152
Total time deposits	$3,104,765

Note 11: Borrowings
Total borrowings of $3.5 billion at December 31, 2019 and $2.6 billion at December 31, 2018, are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At December 31,
(In thousands)	2019		2018
	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$240,431	0.19%	$236,874	0.35%
Original maturity of greater than one year, non-callable	200,000	1.78	—	—
Total securities sold under agreements to repurchase	440,431	0.91	236,874	0.35
Fed funds purchased	600,000	1.59	345,000	2.52
Securities sold under agreements to repurchase and other borrowings	$1,040,431	1.30	$581,874	1.64
(1)The Company has right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase are presented as gross transactions, as only liabilities are outstanding for the periods presented.
Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities. Repurchase agreement counterparties are limited to primary dealers in government securities and commercial/municipal customers through the Corporate Treasury function.
The following table provides information for FHLB advances:

	At December 31,
	2019		2018
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,690,000	1.79%	$1,403,026	2.55%
After 1 but within 2 years	200,000	2.53	215,000	1.73
After 2 but within 3 years	130	—	200,000	3.16
After 3 but within 4 years	229	2.95	150	—
After 4 but within 5 years	50,000	1.59	242	2.95
After 5 years	8,117	2.66	8,390	2.65
FHLB advances	$1,948,476	1.87	$1,826,808	2.52

Aggregate carrying value of assets pledged as collateral	$7,318,748		$6,689,761
Remaining borrowing capacity	2,937,644		2,568,664
Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

		At December 31,
(Dollars in thousands)		2019	2018
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	317,486	—
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total notes and subordinated debt		544,806	227,320
Discount on senior fixed-rate notes		(1,412)	(608)
Debt issuance cost on senior fixed-rate notes		(3,030)	(691)
Long-term debt		$540,364	$226,021
(1)In March 2019, the Company completed a $300 million senior fixed-rate notes issuance. The fixed interest rate has been designated in a fair value hedging relationship and swapped to a weighted-average variable rate of 3.40% at December 31, 2019. The $17.5 million basis adjustment included in the carrying value reflects the changes in the benchmark rate.
(2)The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 4.85% at December 31, 2019 and 5.74% at December 31, 2018.

Note 12: Shareholders' Equity
Share activity during the year ended December 31, 2019 is as follows:

	Preferred Stock Series F	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at January 1, 2019	6,000	93,686,311	1,508,456	92,177,855
Restricted share activity	—	—	(16,045)	16,045
Stock options exercised	—	—	(59,861)	59,861
Common stock repurchased	—	—	227,199	(227,199)
Balance at December 31, 2019	6,000	93,686,311	1,659,749	92,026,562
Common Stock
Webster maintains a common stock repurchase program which authorizes management to purchase shares of its common stock, in open market or privately negotiated transactions, subject to market conditions and other factors. On October 29, 2019, the Company's Board of Directors approved a modification to this program, originally approved on October 24, 2017, increasing the maximum dollar amount available for repurchase to $200 million. Common stock repurchased during 2019 was acquired at an average cost of $57.23 per common share. The shares were acquired prior to the modification and, therefore, the remaining repurchase authority under the common stock repurchase program was $200.0 million at December 31, 2019.
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

Note 13: Accumulated Other Comprehensive Loss, Net of Tax
The following table summarizes the changes in AOCL by component:

(In thousands)	Available For Sale Securities	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at December 31, 2016	$(15,476)	$(17,068)	$(44,449)	$(76,993)
Other comprehensive (loss) income before reclassifications	(7,590)	181	98	(7,311)
Amounts reclassified from accumulated other comprehensive loss	—	4,384	4,037	8,421
Net current-period other comprehensive (loss) income, net of tax	(7,590)	4,565	4,135	1,110
Balance at Adoption of ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from AOCI	(4,881)	(2,513)	(8,254)	(15,648)
Balance at December 31, 2017	(27,947)	(15,016)	(48,568)	(91,531)
Other comprehensive (loss) income before reclassifications	(43,427)	208	(7,122)	(50,341)
Amounts reclassified from accumulated other comprehensive loss	—	5,495	5,725	11,220
Net current-period other comprehensive (loss) income, net of tax	(43,427)	5,703	(1,397)	(39,121)
Balance at December 31, 2018	(71,374)	(9,313)	(49,965)	(130,652)
Other comprehensive income (loss) before reclassifications	88,647	(4,945)	1,622	85,324
Amounts reclassified from accumulated other comprehensive loss	(22)	5,074	4,204	9,256
Net current-period other comprehensive income, net of tax	88,625	129	5,826	94,580
Balance at December 31, 2019	$17,251	$(9,184)	$(44,139)	$(36,072)
The following table provides information for the items reclassified from AOCL:

	Years ended December 31,
Accumulated Other Comprehensive Loss Components	2019	2018	2017	Associated Line Item in the Consolidated Statement Of Income
(In thousands)
Available-for-sale securities:
Unrealized gains on investments	$29	$—	$—	Gain on sale of investment securities, net
Tax expense	(7)	—	—	Income tax expense
Net of tax	$22	$—	$—
Derivative instruments:
Hedge terminations	$(5,509)	$(7,425)	$(7,160)	Interest expense
Premium amortization	(1,323)	—	—	Interest income
Tax benefit	1,758	1,930	2,776	Income tax expense
Net of tax	$(5,074)	$(5,495)	$(4,384)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(5,706)	$(7,708)	$(6,612)	Other non-interest expense
Tax benefit	1,502	1,983	2,575	Income tax expense
Net of tax	$(4,204)	$(5,725)	$(4,037)

The following tables summarize the items and related tax effects for each component of OCI/OCL, net of tax:

	Year ended December 31, 2019
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale securities:
Net unrealized gain during the period	$120,333	$(31,686)	$88,647
Reclassification for net gain included in net income	(29)	7	(22)
Total available-for-sale securities	120,304	(31,679)	88,625
Derivative instruments:
Net unrealized loss during the period	(6,672)	1,727	(4,945)
Reclassification adjustment for net loss included in net income	6,832	(1,758)	5,074
Total derivative instruments	160	(31)	129
Defined benefit pension and other postretirement benefit plans:
Current year actuarial gain	2,202	(580)	1,622
Reclassification adjustment for amortization of net loss included in net income	5,706	(1,502)	4,204
Total defined benefit pension and postretirement benefit plans	7,908	(2,082)	5,826
Other comprehensive income, net of tax	$128,372	$(33,792)	$94,580

	Year ended December 31, 2018
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale securities:
Net unrealized loss during the period	$(58,792)	$15,365	$(43,427)
Reclassification for net gain included in net income	—	—	—
Total available-for-sale securities	(58,792)	15,365	(43,427)
Derivative instruments:
Net unrealized gain during the period	280	(72)	208
Reclassification adjustment for net loss included in net income	7,425	(1,930)	5,495
Total derivative instruments	7,705	(2,002)	5,703
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(9,600)	2,478	(7,122)
Reclassification adjustment for amortization of net loss included in net income	7,708	(1,983)	5,725
Total defined benefit pension and postretirement benefit plans	(1,892)	495	(1,397)
Other comprehensive loss, net of tax	$(52,979)	$13,858	$(39,121)

	Year ended December 31, 2017
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Available-for-sale securities:
Net unrealized loss during the period	$(12,423)	$4,833	$(7,590)
Reclassification for net gain included in net income	—	—	—
Total available-for-sale securities	(12,423)	4,833	(7,590)
Derivative instruments:
Net unrealized gain during the period	291	(110)	181
Reclassification adjustment for net loss included in net income	7,160	(2,776)	4,384
Total derivative instruments	7,451	(2,886)	4,565
Defined benefit pension and other postretirement benefit plans:
Current year actuarial gain	155	(57)	98
Reclassification adjustment for amortization of net loss included in net income	6,612	(2,575)	4,037
Total defined benefit pension and postretirement benefit plans	6,767	(2,632)	4,135
Other comprehensive income, net of tax	$1,795	$(685)	$1,110

Note 14: Regulatory Matters
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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	Actual		Capital Requirements
			Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2019
Webster Financial Corporation
CET1 risk-based capital	$2,516,361	11.56%	$979,739	4.5%	$1,415,179	6.5%
Total risk-based capital	2,950,181	13.55	1,741,758	8.0	2,177,198	10.0
Tier 1 risk-based capital	2,661,398	12.22	1,306,319	6.0	1,741,758	8.0
Tier 1 leverage capital	2,661,398	8.96	1,188,507	4.0	1,485,634	5.0
Webster Bank
CET1 risk-based capital	$2,527,645	11.61%	$979,497	4.5%	$1,414,829	6.5%
Total risk-based capital	2,739,108	12.58	1,741,328	8.0	2,176,660	10.0
Tier 1 risk-based capital	2,527,645	11.61	1,305,996	6.0	1,741,328	8.0
Tier 1 leverage capital	2,527,645	8.51	1,187,953	4.0	1,484,941	5.0
At December 31, 2018
Webster Financial Corporation
CET1 risk-based capital	$2,284,978	11.44%	$898,972	4.5%	$1,298,514	6.5%
Total risk-based capital	2,722,194	13.63	1,598,172	8.0	1,997,715	10.0
Tier 1 risk-based capital	2,430,015	12.16	1,198,629	6.0	1,598,172	8.0
Tier 1 leverage capital	2,430,015	9.02	1,077,303	4.0	1,346,628	5.0
Webster Bank
CET1 risk-based capital	$2,170,566	10.87%	$898,317	4.5%	$1,297,569	6.5%
Total risk-based capital	2,385,425	11.95	1,597,008	8.0	1,996,260	10.0
Tier 1 risk-based capital	2,170,566	10.87	1,197,756	6.0	1,597,008	8.0
Tier 1 leverage capital	2,170,566	8.06	1,076,712	4.0	1,345,889	5.0
Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of Webster Bank to fall below specified minimum levels, or if dividends declared exceed the net income for that year combined with the undistributed net income for the preceding two years. Dividends paid by Webster Bank to Webster Financial Corporation totaled $360 million and $290 million during the years ended December 31, 2019 and 2018, respectively.
Cash Restrictions
Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances, on hand or with Federal Reserve Banks. Pursuant to this requirement, the Bank held $93.8 million and $81.2 million at December 31, 2019 and 2018, respectively.

Note 15: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Years ended December 31,
(In thousands, except per share data)	2019	2018	2017
Earnings for basic and diluted earnings per common share:
Net income	$382,723	$360,418	$255,439
Less: Preferred stock dividends	7,875	7,853	8,184
Net income available to common shareholders	374,848	352,565	247,255
Less: Earnings applicable to participating securities (1)	1,863	862	424
Earnings applicable to common shareholders	$372,985	$351,703	$246,831

Shares:
Weighted-average common shares outstanding - basic	91,559	91,930	91,965
Effect of dilutive securities	323	297	391
Weighted-average common shares outstanding - diluted	91,882	92,227	92,356

Earnings per common share (1):
Basic	$4.07	$3.83	$2.68
Diluted	4.06	3.81	2.67
(1)Earnings per common share amounts under the two-class method, for nonvested time-based restricted shares with nonforfeitable dividends and dividend rights, are determined the same as the presentation above.
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
Potential common shares from non-participating restricted stock of $73 thousand, $47 thousand, and $58 thousand for the years ended December 31, 2019, 2018, and 2017, respectively, are excluded from the effect of dilutive securities because they would have been anti-dilutive under the treasury stock method.
Refer to Note 12: Shareholders' Equity and Note 19: Share-Based Plans for further information relating to potential common shares excluded from the effect of dilutive securities.

Note 16: Derivative Financial Instruments
Derivative Positions and Offsetting
Derivatives Designated in Hedge Relationships. Interest rate swaps allow the Company to change the fixed or variable nature of an interest rate without the exchange of the underlying notional amount. Certain pay fixed/receive variable interest rate swaps are designated as cash flow hedges to convert floating-rate debt into fixed-rate debt, while certain receive fixed/pay variable interest rate swaps are designated as fair value hedges to convert fixed-rate long-term debt into a variable-rate obligation. Certain purchased options are designated as cash flow hedges. Purchased options allow the Company to limit the potential adverse impact of variable interest rates by establishing a cap or a floor strike rate in exchange for an upfront premium. The purchased options designated as cash flow hedges represent interest rate caps where payment is received from the counterparty if interest rates rise above the contractual strike rate and interest rate floors where payment is received from the counterparty when interest rates fall below the contractual strike rate.
Derivatives Not Designated in Hedge Relationships. The Company also enters into other derivative transactions to manage economic risks but does not designate the instruments in hedge relationships. Further, the Company enters into derivative contracts to accommodate customer needs. Derivative contracts with customers are offset with dealer counterparty transactions structured with matching terms to ensure minimal impact on earnings.
The following table presents the notional amounts and fair values of derivative positions:

	At December 31, 2019				At December 31, 2018
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1) (2)	$1,225,000	$11,855	$300,000	$3,153	$325,000	$3,050	$—	$—
Not designated as hedging instruments:
Interest rate derivatives (1)	4,869,139	133,455	4,090,522	9,732	4,435,530	42,205	3,643,985	38,029
Mortgage banking derivatives (3)	27,873	329	57,000	110	13,599	226	17,000	293
Other (4)	76,544	398	275,279	818	85,432	797	140,601	688
Total not designated as hedging instruments	4,973,556	134,182	4,422,801	10,660	4,534,561	43,228	3,801,586	39,010
Gross derivative instruments, before netting	$6,198,556	146,037	$4,722,801	13,813	$4,859,561	46,278	$3,801,586	39,010
Less: Master netting agreements		4,779		4,779		2,495		2,495
Cash collateral		8,100		1,871		4,936		—
Total derivative instruments, after netting		$133,158		$7,163		$38,847		$36,515
(1)Balances related to Chicago Mercantile Exchange (CME) are presented as a single unit of account. In accordance with its rule book, CME legally characterizes variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through CME include $1.1 billion and $1.9 billion for asset derivatives and $2.6 billion and $1.1 billion for liability derivatives at December 31, 2019 and December 31, 2018, respectively. The related fair values approximate zero.
(2)The increase in the notional amount is for $1.0 billion of interest rate floors purchased due to balance sheet management activities.
(3)Notional amounts related to residential loan commitments include mandatory forward commitments of $57.0 million, while notional amounts do not include approved floating rate commitments of $7.3 million, at December 31, 2019.
(4)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $65.7 million and $65.0 million for asset derivatives and $223.4 million and $96.3 million for liability derivatives at December 31, 2019 and December 31, 2018, respectively, that have insignificant related fair values.
The following table presents fair value positions transitioned from gross to net upon application of counterparty netting agreements:

	At December 31, 2019
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$13,012	12,879	$133	$299	$432
Liability derivatives	6,710	6,650	60	329	389

	At December 31, 2018
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$9,928	$7,431	$2,497	$—	$2,497
Liability derivatives	2,566	2,495	71	756	827

Derivative Activity
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item and the income statement effect of derivatives designated as cash flow hedges:

	Recognized In	Years ended December 31,
(In thousands)	Net Interest Income	2019	2018	2017
Fair value hedges:
Recognized on derivatives	Long-term debt	$17,486	$—	$—
Recognized on hedged items	Long-term debt	(17,486)	—	—
Net recognized on fair value hedges		$—	$—	$—
Cash flow hedges:
Interest rate derivatives	Long-term debt	$4,241	$6,557	$7,885
Interest rate derivatives	Interest and fees on loans and leases	1,314	—	—
Net recognized on cash flow hedges		$5,555	$6,557	$7,885
Additional information related to fair value hedges:

Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
	At December 31,		At December 31,
(In thousands)	2019	2018	2019	2018
Long-term debt	$317,486	$—	$17,486	$—
The following table presents the effect on the income statement for derivatives not designated as hedging instruments:

	Recognized In	Years ended December 31,
(In thousands)	Non-interest Income	2019	2018	2017
Interest rate derivatives	Other income	$8,477	$10,376	$2,702
Mortgage banking derivatives	Mortgage banking activities	(6)	(378)	(2,062)
Other	Other income	1,100	2,391	(526)
Total not designated as hedging instruments		$9,571	$12,389	$114
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. During 2019, $1.3 million was amortized to net interest income. At December 31, 2019, the remaining unamortized balance of time-value premiums was $12.1 million.
Over the next twelve months, an estimated $4.8 million reduction to interest expense will be reclassified from AOCL relating to cash flow hedges, and an estimated $2.3 million increase to interest expense will be reclassified from AOCL relating to hedge terminations. At December 31, 2019, the remaining unamortized loss on terminated cash flow hedges is $4.9 million. The maximum length of time over which forecasted transactions are hedged is 10 years.
Additional information about cash flow hedge activity impacting AOCL and the related amounts reclassified to earnings is provided in Note 13: Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 17: Fair Value Measurements.
Derivative Exposure
Webster reviews collateral positions on a daily basis and exchanges collateral with counterparties in accordance with standard ISDA documentation, Dodd-Frank requirements, central clearing rules, and other related agreements. The Company had approximately $121.6 million in net margin posted with financial counterparties or the derivative clearing organization at December 31, 2019, which is primarily comprised of $56.6 million in initial margin collateral posted at CME and $71.3 million in CME variation margin posted. At December 31, 2019, $8.4 million of cash collateral received is included in cash and due from banks on the consolidated balance sheet and is considered restricted in nature.
Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $132.3 million at December 31, 2019. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $39.6 million at December 31, 2019. For additional information regarding accounting policies for derivative financial instruments refer to Note 1: Summary of Significant Accounting Policies under the section “Derivative Instruments and Hedging Activities”.

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
Fair Value Hierarchy
The three levels within the fair value hierarchy are as follows:
•Level 1: Valuation is based upon unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2: Fair value is calculated using significant inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, rate volatility, prepayment speeds, credit ratings,) or inputs that are derived principally or corroborated by market data, by correlation, or other means.
•Level 3: Inputs for determining the fair value of the respective assets or liabilities are not observable. Level 3 valuations are reliant upon pricing models and techniques that require significant management judgment or estimation.
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
Originated Loans Held For Sale. Residential mortgage loans typically are classified as held for sale upon origination based on management's intent to sell such loans. The Company generally records residential mortgage loans held for sale under the fair value option of ASC Topic 825 "Financial Instruments." Electing to measure originated loans held for sale at fair value reduces certain timing differences and better matches changes in the value of these assets with changes in the value of the derivatives used as an economic hedge on these assets. The fair value of residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, such loans are classified within Level 2 of the fair value hierarchy.
The following table compares the fair value to unpaid principal balance of assets accounted for under the fair value option:

	At December 31, 2019			At December 31, 2018
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$35,750	$35,186	$564	$7,908	$8,227	$(319)
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.6 million as of December 31, 2019.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. Accordingly, such alternative investments are classified within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for NAV practical expedient measurement, based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At December 31, 2019, these alternative investments had a remaining unfunded commitment of $23.8 million.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$—	$—	$—	$—	$—
Agency CMO	—	185,801	—	—	185,801
Agency MBS	—	1,612,164	—	—	1,612,164
Agency CMBS	—	581,552	—	—	581,552
CMBS	—	431,871	—	—	431,871
CLO	—	92,205	—	—	92,205
Corporate debt	—	22,240	—	—	22,240
Total available-for-sale investment securities	—	2,925,833	—	—	2,925,833
Gross derivative instruments, before netting (1)	328	145,709	—	—	146,037
Originated loans held for sale	—	35,750	—	—	35,750
Investments held in Rabbi Trust	4,780	—	—	—	4,780
Alternative investments	—	—	—	4,331	4,331
Total financial assets held at fair value	$5,108	$3,107,292	$—	$4,331	$3,116,731
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$611	$13,202	$—	$—	$13,813

	At December 31, 2018
(In thousands)	Level 1	Level 2	Level 3	NAV	Total
Financial assets held at fair value:
U.S. Treasury Bills	$7,550	$—	$—	$—	$7,550
Agency CMO	—	234,923	—	—	234,923
Agency MBS	—	1,481,089	—	—	1,481,089
Agency CMBS	—	566,237	—	—	566,237
CMBS	—	445,581	—	—	445,581
CLO	—	112,771	—	—	112,771
Corporate debt	—	50,579	—	—	50,579
Total available-for-sale investment securities	7,550	2,891,180	—	—	2,898,730
Gross derivative instruments, before netting (1)	758	45,520	—	—	46,278
Originated loans held for sale	—	7,908	—	—	7,908
Investments held in Rabbi Trust	4,307	—	—	—	4,307
Alternative investments	—	—	—	2,563	2,563
Total financial assets held at fair value	$12,615	$2,944,608	$—	$2,563	$2,959,786
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$588	$38,422	$—	$—	$39,010
(1)For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties refer to Note 16: Derivative Financial Instruments.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. At December 31, 2019, no significant assets classified within Level 3 were identified and measured under this basis. The following is a description of valuation methodologies used for assets measured on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy.The carrying amount of these alternative investments was $12.6 million at December 31, 2019. No reductions for impairments, or adjustments due to observable price changes, was identified during the year ended December 31, 2019.
Transferred Loans Held For Sale. Certain loans are transferred to loans held for sale once a decision has been made to sell such loans. These loans are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when they are recorded at below cost. This activity primarily consists of commercial loans with observable inputs and is classified within Level 2. On the occasion that these loans should include adjustments for changes in loan characteristics using unobservable inputs, the loans would be classified within Level 3.
Impaired Loans and Leases. Impaired loans and leases are reported based on one of three measures: (i) the present value of expected future cash flows discounted at the loan's original effective interest rate; (ii) the loan's observable market price; or (iii) the fair value of the collateral, less estimated cost to sell, if the loan is collateral dependent. Accordingly, certain impaired loans and leases may be subject to measurement at fair value on a non-recurring basis. The Company has measured impairment generally based on the fair value of the loan’s collateral or using a discounted cash flow analysis. Impaired collateral dependent loans and leases are primarily expected to be repaid solely by the underlying collateral and are valued based on the estimated fair value of such collateral using customized discounting criteria. As such, impaired loans and leases are classified within Level 3 of the fair value hierarchy.
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $6.5 million at December 31, 2019. OREO and repossessed assets are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when recorded below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
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
Mortgage Servicing Assets. Mortgage servicing assets are initially recorded at fair value and subsequently measured under the amortization method. Mortgage servicing assets are subject to impairment testing and thereafter carried at the lower of cost or fair value. Amortization and impairment charges, if any, are included as a component of other non-interest income in the consolidated statement of income. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
Fair value of selected financial instruments and servicing assets amounts are as follows:

	At December 31,
	2019		2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Level 2
Held-to-maturity investment securities	$5,293,918	$5,380,653	$4,325,420	$4,209,121
Level 3
Loans and leases, net	19,827,890	19,961,632	18,253,136	18,155,798
Mortgage servicing assets	17,484	33,250	21,215	45,478
Financial Liabilities:
Level 2
Deposit liabilities, other than time deposits	$20,219,981	$20,219,981	$18,662,299	$18,662,299
Time deposits	3,104,765	3,102,316	3,196,546	3,175,948
Securities sold under agreements to repurchase and other borrowings	1,040,431	1,041,042	581,874	581,874
FHLB advances	1,948,476	1,950,035	1,826,808	1,826,381
Long-term debt (1)	540,364	555,775	226,021	229,306
(1)Adjustments to the carrying amount of long-term debt for basis adjustment, unamortized discount, and debt issuance cost on senior fixed-rate notes are not included for determination of fair value. Refer to Note 11: Borrowings for additional information.

Note 18: Retirement Benefit Plans
Defined Benefit Pension and Other Postretirement Benefits
Webster Bank offered a defined benefit noncontributory pension plan through December 31, 2007 for eligible employees who met certain minimum service and age requirements. Pension plan benefits are based upon employee earnings during the period of credited service. A supplemental defined benefit retirement plan (SERP) was also offered to certain employees who were at the Executive Vice President level or above through December 31, 2007. The SERP provides eligible participants with additional pension benefits. Webster Bank also provides postretirement healthcare benefits to certain retired employees.
The Webster Bank Pension Plan and the SERP were frozen as of December 31, 2007. No additional benefits have been accrued since that time. Employees hired on or after January 1, 2007 receive no qualified or supplemental retirement income under the plans. All other employees accrue no additional qualified or supplemental retirement benefits after January 1, 2008, and the amount of their qualified and supplemental retirement benefits will not exceed the amount of benefits determined as of December 31, 2007.
The measurement date is December 31 for the Webster Bank Pension Plan, SERP, and postretirement healthcare benefits. The mortality assumptions used in the pension liability assessment for the year ended December 31, 2019 were the Pri-2012 mortality table projected to measurement date with scale MP-2019.
The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the defined benefit pension and other postretirement benefits at December 31:

	Pension Plan		SERP		Other
(In thousands)	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Beginning balance	$209,513	$229,318	$1,835	$13,096	$2,612	$3,094
Interest cost	7,941	7,212	65	103	85	78
Actuarial loss (gain)	33,157	(18,499)	163	—	(103)	(352)
Benefits paid and administrative expenses	(9,207)	(8,518)	(128)	(11,364)	(195)	(208)
Ending balance (1)	241,404	209,513	1,935	1,835	2,399	2,612
Change in plan assets:
Beginning balance	191,972	216,225	—	—	—	—
Actual return on plan assets	46,856	(15,735)	—	—	—	—
Employer contributions	10,000	—	128	11,364	195	208
Benefits paid and administrative expenses	(9,207)	(8,518)	(128)	(11,364)	(195)	(208)
Ending balance	239,621	191,972	—	—	—	—
Funded status of the plan at year end (2)	$(1,783)	$(17,541)	$(1,935)	$(1,835)	$(2,399)	$(2,612)
(1)The total accumulated benefit obligation for the defined benefit pension and other postretirement benefits was $245.7 million and $214.0 million at December 31, 2019 and 2018, respectively.
(2)The underfunded status amounts are included in accrued expense and other liabilities in the consolidated balance sheets.
The following table summarizes the impact on AOCL related to the defined benefit pension and other postretirement benefits at December 31:

	Pension Plan		SERP		Other
(In thousands)	2019	2018	2019	2018	2019	2018
Net actuarial loss (gain) included in AOCL	$56,555	$64,523	$602	$453	$(458)	$(368)
Deferred tax benefit (expense)	12,528	14,623	133	103	(101)	(83)
Amounts included in accumulated AOCL, net of tax	$44,027	$49,900	$469	$350	$(357)	$(285)
Expected future benefit payments for the defined benefit pension and other postretirement benefits are presented below:

(In thousands)	Pension Plan	SERP	Other
2020	$9,010	$131	$314
2021	9,797	134	295
2022	10,490	133	274
2023	10,488	132	252
2024	10,883	135	229
2025-2029	59,126	627	815

The components of the net periodic benefit cost (benefit) for the defined benefit pension and other postretirement benefits were as follows for the years ended December 31:

	Pension Plan			SERP			Other
(In thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$50	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligations	7,941	7,212	7,314	65	103	375	85	78	92
Expected return on plan assets	(11,436)	(12,716)	(12,296)	—	—	—	—	—	—
Recognized net loss (gain)	5,705	4,862	5,864	14	2,846	748	(13)	—	—
Net periodic benefit cost (benefit)	$2,210	$(642)	$932	$79	$2,949	$1,123	$72	$78	$92
Changes in funded status related to the defined benefit pension and other postretirement benefits and recognized as a component of OCI in the consolidated statement of comprehensive income as follows for the years ended December 31:

	Pension Plan			SERP			Other
(In thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net (gain) loss	$(2,263)	$9,952	$(561)	$164	$—	$1,037	$(103)	$(352)	$(631)
Amounts reclassified from AOCL	(5,705)	(4,862)	(5,864)	(14)	(2,846)	(748)	13	—	—
Total (gain) loss recognized in OCI	$(7,968)	$5,090	$(6,425)	$150	$(2,846)	$289	$(90)	$(352)	$(631)
The Company expects a $4.1 million net actuarial loss will be recognized as a component of net periodic benefit cost in 2020.
Fair Value Measurement
The following is a description of the valuation methodologies used to measure the fair value of pension plan assets and includes the classification of those instruments within the valuation hierarchy:
Exchange traded fund. The exchange traded fund has quoted market prices on an exchange, in an active market, which represents the net asset value of the shares held in the fund and is classified within Level 1 of the fair value hierarchy. The fair value for the exchange traded fund is benchmarked against the Standard & Poor's 500 Index.
Money market fund. The money market fund is carried at cost, which approximates fair value given the short time frame to maturity for cash and cash equivalents and is classified within Level 1 of the fair value hierarchy.
Common collective trusts. Common collective trusts hold investments in fixed income and equity funds. Transactions may occur daily within a trust. Should a full redemption of the trust be initiated, the investment advisor reserves the right to temporarily delay withdrawals in order to ensure that the liquidation of securities is carried out in an orderly business manner. A trustee for each common collective trust provides the net asset value of its underlying investments, less its liabilities, which represents the fair value of the trust under the NAV practical expedient. Common collective trusts are benchmarked against the Standard and Poor’s 500 Stock Index, the S&P 400 Mid Cap Index, the Russell 2000 Index, the MSCI ACWI ex U.S. Index, and the Barclays Capital U.S. Long Credit Index.
A summary of the fair value and hierarchy classification of financial assets of the pension plan is as follows:

	At December 31,
	2019				2018
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Exchange traded fund	$36,552	$—	$—	$36,552	$30,641	$—	$—	$30,641
Money market fund	1,225	—	—	1,225	1,695	—	—	1,695
Investments measured at NAV (1)	—	—	—	201,844	—	—	—	159,636
Total pension plan assets	$37,777	$—	$—	239,621	$32,336	$—	$—	$191,972

(1)Common collective trust investments are recorded at NAV. Investments measured at NAV are not classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the total pension plan assets to amounts presented elsewhere for pension plan assets.
Asset Management
The following table presents the target allocation and the pension plan asset allocation for the periods indicated, by asset category:

	Target Allocation	Percentage of Pension Plan Assets
	2020	2019	2018
Fixed income investments	62%	61%	56%
Equity investments	38	38	43
Cash and cash equivalents	—	1	1
Total	100%	100%	100%

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
The pension plan investment strategy is designed to maintain a diversified portfolio with a target average long-term rate of 5.75%, however, there is no certainty that the portfolio will perform to expectations. Asset allocations are monitored monthly and the portfolio is re-balanced when appropriate.
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Plan		SERP		Other
	2019	2018	2019	2018	2019	2018
Discount rate	3.07%	4.12%	2.82%	3.95%	2.50%	3.69%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension Plan			SERP			Other
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	4.12%	3.50%	4.01%	3.95%	3.30%	3.63%	3.69%	3.00%	3.27%
Expected long-term return on assets	6.00%	6.00%	6.50%	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	n/a	n/a	n/a	6.50%	7.00%	7.50%
The assumed healthcare cost-trend rate for 2020 is 6.50%, declining 0.25% each year thereafter until 2028 when the rate will be 4.60%. An increase of 1.0% in the assumed healthcare cost-trend rate for 2019 would have increased the net periodic postretirement benefit cost by $3 thousand and increased the accumulated benefit obligation by $97 thousand. A decrease of 1.0% in the assumed healthcare cost trend rate for 2019 would have decreased the net periodic postretirement benefit cost by $3 thousand and decreased the accumulated postretirement benefit obligation by $89 thousand.
Multiple-Employer Plan
For the benefit of former employees of a bank acquired by the Company, the Bank is a sponsor of a multiple-employer pension plan that does not segregate the assets or liabilities of its employers participating in the plan. The plan administrator confirmed Webster Bank’s portion of the plan is under-funded by $2.4 million as of July 1, 2019, the date of the latest actuarial valuation.
The following table sets forth contributions and funding status of Webster Bank's portion of this plan:

(Dollars in thousands)			Contributions by Webster Bank for the year ended December 31,			Funded Status of the Plan at December 31,
Plan Name	Employer Identification Number	Plan Number	2019	2018	2017	2019	2018
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888	333	$863	$679	$614	At least 80 percent	At least 80 percent
Multi-employer accounting is applied to the Fund. As a multiple-employer pension plan, there are no collective bargained contracts affecting its contribution or benefit provisions. Any shortfall amortization basis is being amortized over seven years, as required by the Pension Protection Act. All benefit accruals were frozen as of September 1, 2004. The Company's contributions to this plan did not exceed more than 5% of total contributions in the plan for the years ended December 31, 2019, 2018, and 2017.
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
Compensation and benefit expense included $13.2 million, $12.4 million, and $12.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, of employer contributions.

Note 19: Share-Based Plans
Stock Compensation Plans
Webster maintains stock compensation plans to better align the interests of its employees and directors with those of its shareholders. The Plans have shareholder approval for up to 13.4 million shares of common stock. At December 31, 2019, there were 1.6 million common shares remaining available for grant, while no stock appreciation rights have been granted. Stock compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense.
Stock compensation expense for restricted stock of $12.6 million, $11.6 million, and $12.3 million, and an income tax benefit of $6.1 million, $8.5 million, and $11.8 million, was recognized for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019 there was $15.7 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted-average period of 1.9 years.
The following table summarizes the activity under the stock compensation plans for the year ended December 31, 2019:

	Unvested Restricted Stock Awards Outstanding				Stock Options Outstanding
	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance at January 1, 2019	464,831	$47.48	270,044	$44.34	480,792	$21.73
Granted	189,894	55.40	123,514	56.14	—	—
Vested	190,199	38.05	160,254	32.75	—	—
Forfeited	14,302	56.26	—	—	—	—
Exercised	—	—	—	—	59,861	10.36
Balance at December 31, 2019	450,224	54.53	233,304	54.94	420,931	23.35

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
Performance-based restricted stock. Performance-based restricted stock awards vest after a 3 year performance period. The awards vest with a share quantity dependent on that performance, in a range from zero to 150%. The performance criteria for 50% of the shares granted in 2019 is based upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and the remaining 50% is based upon Webster's average of return on equity during the 3 year vesting period. The compensation peer group companies are utilized because they represent the financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
The total fair value of restricted stock awards vested during the years ended December 31, 2019, 2018, and 2017 was $12.5 million, $11.1 million, and $12.7 million, respectively.
Stock options. Stock option awards have an exercise price equal to the market price of Webster Financial Corporation's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster Financial Corporation common stock over a contractual life of up to 10 years. There have been no stock options granted since 2013. At December 31, 2019, there was stock options outstanding for 420,931 shares of common stock, all of which are exercisable, with a weighted-average exercise price of $23.35 and a weighted-average remaining contractual life of 2.7 years, comprised of 387,043 non-qualified stock options and 33,888 incentive stock options.
Total pretax intrinsic value, which is the difference between Webster's closing stock price on the last trading day of the year and the weighted-average exercise price multiplied by the number of shares, represents aggregate intrinsic value that would have been received by the option holders had they all exercised their options at that time. At December 31, 2019, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $12.6 million. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $2.4 million, $9.7 million, and $11.1 million, respectively.

Note 20: Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, HSA Bank, and Community Banking. These segments reflect how executive management responsibilities are assigned, the type of customer served, how products and services are provided, and how discrete financial information is currently evaluated. Certain Corporate Treasury activities, along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category.
Description of Segment Reporting Methodology
Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates for funds transfer pricing, and allocations for non-interest expense, provision for loan and lease losses, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are periodically reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports, which are prepared for each operating segment, reflect non-GAAP reporting methodologies. The differences between full profitability and GAAP results are reconciled in the Corporate and Reconciling category.
Webster allocates interest income and interest expense to each business, while any mismatch associated with the matched maturity funding concept called Funds Transfer Pricing is absorbed in the Corporate Treasury function. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign a Funds Transfer Pricing (FTP) rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided.
Webster allocates a majority of non-interest expense to each reportable segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate reportable segment.
The results of funds transfer pricing and allocations for non-interest expense, as well as non-interest income produces pre-tax, pre-provision net revenue, under which basis the segments are reviewed by executive management.
Webster also allocates the provision for loan and lease losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. During the three months ended June 30, 2019, Webster refined and improved the precision of this allocation approach. Prior period provision for loan and lease losses amounts, and resulting impacts from income tax expense were revised accordingly. Allowance for loan and lease losses are included within the Corporate and Reconciling category’s total assets.
Beginning in 2018, income tax expense is estimated for each reportable segment individually. The 2017 income tax expense was estimated for all segments using the consolidated effective tax rate.
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

	Total Assets
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
At December 31, 2019	$11,541,803	$80,176	$9,348,727	$9,418,638	$30,389,344
At December 31, 2018	10,477,050	70,826	8,727,335	8,335,104	27,610,315

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Year ended December 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$372,845	$167,239	$400,744	$14,299	$955,127
Non-interest income	59,063	97,041	109,270	19,941	285,315
Non-interest expense	181,580	135,586	388,399	10,385	715,950
Pre-tax, pre-provision net revenue	250,328	128,694	121,615	23,855	524,492
Provision for loan and lease losses	25,407	—	12,393	—	37,800
Income before income tax expense	224,921	128,694	109,222	23,855	486,692
Income tax expense	55,331	33,460	21,735	(6,557)	103,969
Net income	$169,590	$95,234	$87,487	$30,412	$382,723

	Year ended December 31, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$356,509	$143,255	$404,869	$2,048	$906,681
Non-interest income	64,765	89,323	109,669	18,811	282,568
Non-interest expense	174,054	124,594	384,599	22,369	705,616
Pre-tax, pre-provision net revenue	247,220	107,984	129,939	(1,510)	483,633
Provision for loan and lease losses	32,388	—	9,612	—	42,000
Income before income tax expense	214,832	107,984	120,327	(1,510)	441,633
Income tax expense	52,849	28,076	23,945	(23,655)	81,215
Net income	$161,983	$79,908	$96,382	$22,145	$360,418

	Year ended December 31, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$322,393	$104,704	$383,700	$(14,510)	$796,287
Non-interest income	55,194	77,378	107,368	19,538	259,478
Non-interest expense	154,037	113,143	373,081	20,814	661,075
Pre-tax, pre-provision net revenue	223,550	68,939	117,987	(15,786)	394,690
Provision for loan and lease losses	34,066	—	6,834	—	40,900
Income before income tax expense	189,484	68,939	111,153	(15,786)	353,790
Income tax expense	52,676	19,165	30,899	(4,389)	98,351
Net income	$136,808	$49,774	$80,254	$(11,397)	$255,439

Note 21: Revenue from Contracts with Customers
The following tables present revenues within the scope of ASC 606, Revenue from Contracts with Customers and the net amount of other sources of non-interest income that is within the scope of other GAAP topics:

	Year ended December 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$12,136	$92,096	$63,572	$218	$168,022
Wealth and investment services	10,330	—	22,637	(35)	32,932
Other	—	4,945	2,394	—	7,339
Revenue from contracts with customers	22,466	97,041	88,603	183	208,293
Other sources of non-interest income	36,597	—	20,667	19,758	77,022
Total non-interest income	$59,063	$97,041	$109,270	$19,941	$285,315

	Year ended December 31, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$12,775	$85,809	$63,522	$77	$162,183
Wealth and investment services	10,145	—	22,732	(34)	32,843
Other	—	3,514	2,133	—	5,647
Revenue from contracts with customers	22,920	89,323	88,387	43	200,673
Other sources of non-interest income	41,845	—	21,282	18,768	81,895
Total non-interest income	$64,765	$89,323	$109,669	$18,811	$282,568

	Year ended December 31, 2017
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$12,203	$74,448	$64,194	$292	$151,137
Wealth and investment services	9,817	—	21,274	(36)	31,055
Other	—	2,930	823	—	3,753
Revenue from contracts with customers	22,020	77,378	86,291	256	185,945
Other sources of non-interest income	33,174	—	21,077	19,282	73,533
Total non-interest income	$55,194	$77,378	$107,368	$19,538	$259,478
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
These disaggregated amounts are reconciled to non-interest income as presented in Note 20: Segment Reporting. Contracts with customers did not generate significant contract assets and liabilities.

Note 22: Commitments and Contingencies
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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

	At December 31,
(In thousands)	2019	2018
Commitments to extend credit	$6,162,658	$5,840,585
Standby letter of credit	188,103	189,040
Commercial letter of credit	29,180	21,181
Total credit-related financial instruments with off-balance sheet risk	$6,379,941	$6,050,806
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a specific reserve for unfunded credit commitments. This reserve is reported as a component of accrued expenses and other liabilities in the consolidated balance sheet.
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Years ended December 31,
(In thousands)	2019	2018	2017
Beginning balance	$2,506	$2,362	$2,287
(Benefit) provision	(139)	144	75
Ending balance	$2,367	$2,506	$2,362

Note 23: Parent Company Information
Financial information for the Parent Company only is presented in the following tables:

Condensed Balance Sheets
	December 31,
(In thousands)	2019	2018
Assets:
Cash and due from banks	$510,940	$317,473
Intercompany debt securities	150,000	150,000
Investment in subsidiaries	3,079,549	2,633,848
Due from subsidiaries	—	36
Alternative investments	5,356	3,252
Other assets	13,537	12,003
Total assets	$3,759,382	$3,116,612
Liabilities and shareholders’ equity:
Senior notes	$463,044	$148,701
Junior subordinated debt	77,320	77,320
Accrued interest payable	6,057	2,664
Due to subsidiaries	52	—
Other liabilities	5,139	1,412
Total liabilities	551,612	230,097
Shareholders’ equity	3,207,770	2,886,515
Total liabilities and shareholders’ equity	$3,759,382	$3,116,612

Condensed Statements of Income
	Years ended December 31,
(In thousands)	2019	2018	2017
Operating Income:
Dividend income from bank subsidiary	$360,000	$290,000	$120,000
Interest on securities and deposits	10,728	7,342	4,477
Alternative investments (loss) income	(256)	290	1,504
Other non-interest income	382	805	204
Total operating income	370,854	298,437	126,185
Operating Expense:
Interest expense on borrowings	21,062	11,127	10,380
Non-interest expense	15,527	19,105	23,008
Total operating expense	36,589	30,232	33,388
Income before income tax benefit and equity in undistributed earnings of subsidiaries	334,265	268,205	92,797
Income tax benefit	4,671	2,207	3,004
Equity in undistributed earnings of subsidiaries	43,787	90,006	159,638
Net income	$382,723	$360,418	$255,439

Condensed Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2019	2018	2017
Net income	$382,723	$360,418	$255,439
Other comprehensive income (loss), net of tax:
Net unrealized gains on derivative instruments	1,479	1,447	1,216
Other comprehensive income (loss) of subsidiaries	93,101	(40,568)	(106)
Other comprehensive income (loss), net of tax	94,580	(39,121)	1,110
Comprehensive income	$477,303	$321,297	$256,549

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2019	2018	2017
Net cash provided by operating activities	$362,617	$282,986	$115,957

Investing activities:
Alternative investments capital call	(1,850)	—	—
Investment in subsidiaries	(296,000)	—	—
Proceeds from the sale of other assets	—	—	7,581
Net cash (used for) provided by investing activities	(297,850)	—	7,581
Financing activities:
Issuance of long-term debt	296,358	—	—
Preferred stock issued	—	—	145,056
Preferred stock redeemed	—	—	(122,710)
Cash dividends paid to common shareholders	(140,783)	(114,959)	(94,630)
Cash dividends paid to preferred shareholders	(7,875)	(7,875)	(8,096)
Exercise of stock options	619	2,173	8,259
Common stock repurchased and acquired from stock compensation plan activity	(19,619)	(25,937)	(23,279)
Net cash provided by (used for) financing activities	128,700	(146,598)	(95,400)

Increase in cash and due from banks	193,467	136,388	28,138
Cash and due from banks at beginning of year	317,473	181,085	152,947
Cash and due from banks at end of year	$510,940	$317,473	$181,085

Note 24: Selected Quarterly Consolidated Financial Information (Unaudited)

	2019
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$286,190	$292,257	$294,136	$282,000
Interest expense	44,639	50,470	53,597	50,750
Net interest income	241,551	241,787	240,539	231,250
Provision for loan and lease losses	8,600	11,900	11,300	6,000
Non-interest income	68,612	75,853	69,931	70,919
Non-interest expense	175,686	180,640	179,894	179,730
Income before income tax expense	125,877	125,100	119,276	116,439
Income tax expense	26,141	26,451	25,411	25,966
Net income	$99,736	$98,649	$93,865	$90,473

Earnings applicable to common shareholders	$97,549	$96,193	$91,442	$88,066

Earnings per common share:
Basic	$1.06	$1.05	$1.00	$0.96
Diluted	1.06	1.05	1.00	0.96

	2018
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$245,921	$260,491	$268,363	$280,392
Interest expense	31,753	35,481	37,991	43,261
Net interest income	214,168	225,010	230,372	237,131
Provision for loan and lease losses	11,000	10,500	10,500	10,000
Non-interest income	68,747	68,374	72,284	73,163
Non-interest expense	171,615	180,459	178,783	174,759
Income before income tax expense	100,300	102,425	113,373	125,535
Income tax expense	20,075	20,743	13,700	26,697
Net income	$80,225	$81,682	$99,673	$98,838

Earnings applicable to common shareholders	$78,083	$79,489	$97,460	$96,666

Earnings per common share:
Basic	$0.85	$0.87	$1.06	$1.05
Diluted	0.85	0.86	1.06	1.05

Note 25: Subsequent Events
The Company has evaluated events from the date of the Consolidated Financial Statements and accompanying Notes thereto, December 31, 2019, through the issuance of this Annual Report on Form 10-K and determined that no significant events were identified requiring recognition or disclosure in this report.

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
Internal Control over Financial Reporting
Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2019.
Webster’s independent registered public accounting firm has issued a report, expressing an unqualified opinion, on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2019.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2019, is included below under the heading Report of Independent Registered Public Accounting Firm.

/s/ John R. Ciulla	/s/ Glenn I. MacInnes
John R. Ciulla	Glenn I. MacInnes
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Webster Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Webster Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2020

ITEM 9B. OTHER INFORMATION
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
Webster’s executive officers are each appointed to serve for a one-year period. Information concerning their principal occupation during at least the last five years is set forth below.
John R. Ciulla, 54, is President and Chief Executive Officer and a director of Webster and Webster Bank. He was appointed as Chief Executive Officer and a director of Webster Financial Corporation in January 2018. Mr. Ciulla joined Webster in 2004 and has served in a variety of management positions at the Company, including Chief Credit Risk Officer and Senior Vice President, Commercial Banking, where he was responsible for several business units. He was promoted from Executive Vice President and Head of Middle Market Banking to lead Commercial Banking in January 2014 and to President in October 2015. Prior to joining Webster, he was Managing Director of The Bank of New York, where he worked from 1997 to 2004. Mr. Ciulla serves on the Federal Reserve System’s Federal Advisory Council as a representative of the Federal Reserve Bank of Boston. He also serves on the board of the Connecticut Business and Industry Association (CBIA) and is a member of the board of the Business Council of Fairfield County.
Glenn I. MacInnes, 58, is Executive Vice President and Chief Financial Officer of Webster and Webster Bank. He joined Webster in 2011. Prior to joining Webster, Mr. MacInnes was Chief Financial Officer at New Alliance Bancshares for two years and was employed for 11 years at Citigroup in a series of senior positions, including Deputy CFO for Citibank North America and CFO of Citibank (West) FSB. Mr. MacInnes serves on the Board of Wellmore Behavioral Health, Inc.
Daniel H. Bley, 51, is Executive Vice President and Chief Risk Officer of Webster and Webster Bank since August of 2010. Prior to joining Webster, Mr. Bley worked at ABN AMRO and Royal Bank of Scotland from 1990 to 2010, having served as Managing Director of Financial Institutions Credit Risk and Group Senior Vice President, Head of Financial Institutions and Trading Credit Risk Management. Mr. Bley currently serves on the Board of Directors of Junior Achievement of Greater Fairfield County.
Bernard M. Garrigues, 61, is Executive Vice President and Chief Human Resources Officer of Webster and Webster Bank. Mr. Garrigues joined Webster in April 2014. Prior to joining Webster, Mr. Garrigues was with TIMEX Group in Middlebury, Connecticut, where he was the Chief Human Resources Officer having comprehensive global HR responsibility for several thousand employees in 22 countries. Previously, he worked 21 years for General Electric where he served as global head of HR with a number of GE businesses, including GE Commercial Finance, GE Capital Real Estate, GE Capital IT Solutions and Healthcare in both the United States and Europe. Mr. Garrigues is Six Sigma Green Belt certified, a published author, and a seasoned guest lecturer.
Karen A. Higgins-Carter, 50, is Executive Vice President and Chief Information Officer of Webster and Webster Bank. Ms. Higgins-Carter joined Webster in July 2018. Prior to joining Webster, Ms. Higgins-Carter was Managing Director and Head of the Office of the Chief Information and Operations Officer for the Americas at Mitsubishi UFJ (MUFG) Financial Group from November 2016 to July 2018, where she was responsible for developing and leading the execution of the company’s IT strategic plan, IT governance, information risk management, communications, employee development and engagement. Prior to Mitsubishi UFJ, Ms. Higgins-Carter served as Technology General Manager at Bridgewater Associates from November 2014 to November 2016, and as Managing Director and Head of Consumer Risk Technology at JP Morgan Chase from June 2012 to August 2014.
Nitin J. Mhatre, 49, is Executive Vice President, Head of Community Banking of Webster and Webster Bank. He joined Webster in October 2008 as Executive Vice President, Consumer Lending of Webster Bank and was appointed Executive Vice President, Consumer Finance in January 2009. He was promoted to his current position in August of 2013. Prior to joining Webster, Mr. Mhatre worked at Citigroup across multiple geographies including St. Louis, Missouri, Stamford, Connecticut, Guam, USA and India, in various capacities. In his most recent position, he was the Managing Director for the Home Equity Retail business for CitiMortgage based in Stamford, Connecticut. Mr. Mhatre is Chairman of the Board for the Consumer Bankers Association headquartered in Washington, D.C., and also serves on the board of Junior Achievement of Southwest New England.
Christopher J. Motl, 49, is Executive Vice President, Head of Commercial Banking of Webster and Webster Bank. He joined Webster in 2004 and was responsible for establishing and growing the Sponsor and Specialty Banking Group and was most recently Executive Vice President and Director of Middle Market Banking. Prior to joining Webster, Mr. Motl worked at CoBank, where he was Vice President and Relationship Manager. Mr. Motl is on the board of Special Olympics of Connecticut and the Travelers Championship.

Brian R. Runkle, 51, is Executive Vice President of Bank Operations of Webster and Webster Bank. Mr. Runkle joined Webster in August 2016. Prior to joining Webster, Mr. Runkle served in several leadership roles at General Electric across the country from 1999 to 2016, including Managing Director, Risk for GE Capital. He is Six Sigma Master Black Belt certified. Mr. Runkle was a volunteer team leader and campaign member for United Way in Connecticut.
Charles L. Wilkins, 58, is Executive Vice President of Webster and Webster Bank and Head of HSA Bank. He joined Webster in January 2014. Prior to joining Webster, he was President of his own consulting practice specializing in healthcare and financial services from June 2012 to December 2013.
Harriet Munrett Wolfe, 66, is Executive Vice President, General Counsel and Corporate Secretary of Webster and Webster Bank. She joined Webster in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997, and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to this, Ms. Wolfe was in private practice. Ms. Wolfe serves as a board member of the University of Connecticut Foundation, Inc., and as a member of the Foundation’s Audit Committee; she previously served as a member of the Executive Committee, and Chair of the Real Estate Committee.
Albert J. Wang, 44, is Chief Accounting Officer of Webster and Webster Bank. He joined Webster in September 2017 and is responsible for Webster’s accounting, tax and financial reporting activities. Prior to joining Webster, Mr. Wang served as Executive Vice President and Chief Accounting Officer for the Banc of California from July 2016 to September 2017. Previously, Mr. Wang served in various leadership positions with Santander Bank from December 2010 to July 2016, most recently as Chief Accounting Officer. Mr. Wang’s earlier management roles included those at PricewaterhouseCoopers from June 2004 until December 2010, where he provided assurance and business advisory services to depository and lending institutions. Mr. Wang is a Certified Public Accountant with over 20 years of accounting and finance experience working with domestic and offshore companies.
Directors and Corporate Governance
Webster has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including the principal executive officers, principal financial officer and principal accounting officer. The Company has also adopted corporate governance guidelines and charters for the Audit, Compensation, Nominating and Corporate Governance, Executive, and Risk Committees of the Board of Directors. The corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees can be found on the Company’s website (www.websterbank.com).
A printed copy of any of these documents may be obtained without charge directly from the Company at the following address:
Webster Financial Corporation
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2202
Additional information required under this item may be found under the sections captioned “Information as to Nominees,” "Corporate Governance'" and “Delinquent Section 16(a) Reports” in the Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2019, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding compensation of executive officers and directors is omitted from this report and may be found in the Proxy Statement under the sections captioned “Compensation Discussion and Analysis” and “Compensation of Directors,” and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock-Based Compensation Plans
Information regarding stock-based compensation plans as of December 31, 2019, is presented in the table below:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (1)	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	420,931	$23.35	2,346,565
Plans not approved by shareholders	—	—	—
Total	420,931	$23.35	2,346,565
(1)Does not include performance-based restricted shares of 349,956, for which there is no exercise price.
Further information required by this Item is omitted herewith and may be found under the sections captioned “Stock Owned by Management” and “Principal Holders of Voting Securities of Webster” in the Proxy Statement and such information included therein is incorporated herein by reference.
Additional information is presented in Note 19: Share-Based Plans in the Notes to Consolidated Financial Statements contained elsewhere in this report.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence is omitted from this report and may be found under the sections captioned “Certain Relationships,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance” in the Proxy Statement and the information included therein is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services is omitted from this report and may be found under the section captioned “Auditor Fee Information” in the Proxy Statement and the information included therein is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
The Company’s Consolidated Financial Statements and the accompanying Notes thereto, and the report of the independent registered public accounting firm thereon, are included in Part II - Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Financial Statement Schedules
All financial statement schedules for the Company have been included in the consolidated financial statements, or the notes thereto, or have been omitted because they are either inapplicable or not required.
Exhibits
A list of exhibits to this Form 10-K is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.8	Bylaws, as amended effective June 9, 2014		8-K	3.1	6/12/2014
4	Instruments Defining the Rights of Security Holders
4.1	Description of the Securities of the Registrant	X
4.2	Specimen common stock certificate		10-K	4.1	3/10/2006
4.3	Junior Subordinated Indenture, dated as of January 29, 1997, between the Company and The Bank of New York, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-K	10.41	3/27/1997
4.4	Deposit Agreement, dated as of December 12, 2017, by and among the Company, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts		8-K	4.1	12/12/2017
4.5	Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee		8-K	4.1	2/11/2014
4.6	Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to the Company’s 4.375% Senior Notes due February 15, 2024		8-K	4.2	2/11/2014
4.7	Form of specimen stock certificate for the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	4.3	12/12/2017
4.8	Senior Debt Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as trustee		8-K	4.1	3/25/2019
4.9	Supplemental Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as trustee		8-K	4.2	3/25/2019
10	Material Contracts (1)
10.1	Amended and Restated 1992 Stock Option Plan		DEF 14A	10.1	3/18/2016
10.2	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005		8-K	10.2	12/21/2007
10.3	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005		8-K	10.1	12/21/2007
10.4	Qualified Performance-Based Compensation Plan		DEF 14A	A	3/15/2013
10.5	Employee Stock Purchase Plan, as amended and restated effective April 1, 2019		10-Q	10.1	5/7/2019
10.6	Description of Arrangement for Directors Fees		10-K	10.6	3/1/2017
10.7	Form of Change in Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and Glenn I. MacInnes		8-K	10.1	12/27/2012
10.8	Non-Competition Agreement, dated as of February 22, 2017, between Webster Bank, N.A., and Glenn I. MacInnes		10-K	10.20	3/1/2017
10.9	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Daniel Bley		10-Q	10.1	5/5/2017
10.10	Form of Change in Control Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, Nitin J. Mhatre and Harriet Munrett Wolfe		10-K	10.13	2/28/2013

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
10.11	Form of Non-Solicitation Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Harriet Munrett Wolfe		10-K	10.22	2/28/2013
10.12	Change in Control Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.13	2/28/2014
10.13	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Charles Wilkins		10-Q	10.5	5/5/2017
10.14	Change in Control Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.1	8/6/2014
10.15	Non-Solicitation Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.2	8/6/2014
10.16	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and John Ciulla		10-K	10.18	3/1/2018
10.17	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and John Ciulla		10-Q	10.2	5/5/2017
10.18	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Nitin Mhatre		10-Q	10.3	5/5/2017
10.19	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Christopher Motl		10-Q	10.4	5/5/2017
10.20	Retirement and Advisory Services Agreement, dated as of September 17, 2017, by and between Webster Financial Corporation and James C. Smith		8-K	10.1	9/19/2017
10.21	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and Brian Runkle		10-K	10.23	3/1/2018
10.22	Non-Solicitation Agreement, dated as of February 26, 2018 by and between Webster Financial Corporation and Brian Runkle		10-K	10.24	3/1/2018
10.23	Change in Control Agreement, dated as of July 16, 2018, by and between Webster Financial Corporation and Karen Higgins-Carter		10-Q	10.25	8/3/2018
10.24	Non-Solicitation Agreement, dated as of July 16, 2018, by and between Webster Financial Corporation and Karen Higgins-Carter		10-Q	10.26	11/5/2018

21	Subsidiaries	X
23	Consent of KPMG LLP	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X (2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
(1) Material contracts are management contracts, or compensatory plans, or arrangements in which directors or executive officers are eligible to participate.
(2) Exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 16. FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2020.

WEBSTER FINANCIAL CORPORATION

By	/s/ John R. Ciulla
John R. Ciulla
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2020.

Signature:	Title:

/s/ John R. Ciulla	President and Chief Executive Officer, and Director
John R. Ciulla	(Principal Executive Officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial Officer
Glenn I. MacInnes	(Principal Financial Officer)

/s/ Albert J. Wang	Senior Vice President and Chief Accounting Officer
Albert J. Wang	(Principal Accounting Officer)

/s/ James C. Smith	Chairman of the Board of Directors
James C. Smith

/s/ William L. Atwell	Lead Director
William L. Atwell

/s/ John J. Crawford	Director
John J. Crawford

/s/ Elizabeth E. Flynn	Director
Elizabeth E. Flynn

/s/ E. Carol Hayles	Director
E. Carol Hayles

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Mark Pettie	Director
Mark Pettie

/s/ Lauren C. States	Director
Lauren C. States