Form 10-Q
period 2020-03-31
WEBSTER FINANCIAL CORP
filed 2020-05-08
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________________________________________________________________-___________________________________________________________________________________________________
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending March 31, 2020
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____
Commission File Number: 001-31486
_______________________________________________________________________________________
WEBSTER FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
 ______________________________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   ☐ Yes   ☒ No
The number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2020 was 90,169,710.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS
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
Examples of forward-looking statements include, but are not limited to:
▪projections of revenues, expenses, income or loss, earnings or loss per share, allowance for credit losses, and other financial items;
▪statements of plans, objectives and expectations of Webster or its management or Board of Directors;
▪statements of future economic performance; and
▪statements of assumptions underlying such statements.
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
Factors that could cause our actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
▪our ability to successfully execute our business plan and manage our risks;
▪local, regional, national and international economic conditions and the impact they may have on us and our customers;
▪volatility and disruption in national and international financial markets;
▪the potential adverse effects of the ongoing novel coronavirus (COVID-19) pandemic and any governmental or societal responses thereto, or other unusual and infrequently occurring events;
▪changes in the level of non-performing assets and charge-offs;
▪changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;
▪adverse conditions in the securities markets that lead to impairment in the value of our investment securities and goodwill;
▪inflation, changes in interest rates, and monetary fluctuations;
▪the timely development and acceptance of new products and services and the perceived value of those products and services by customers;
▪changes in deposit flows, consumer spending, borrowings, and savings habits;
▪our ability to implement new technologies and maintain secure and reliable technology systems;
▪performance by our counterparties and vendors;
▪our ability to increase market share and control expenses;
▪changes in the competitive environment among banks, financial holding companies, and other financial services providers;
▪changes in laws and regulations (including those concerning taxes, banking, securities, insurance, and healthcare) with which we and our subsidiaries must comply, including recent and potential legislative and regulatory changes in response to the COVID-19 pandemic such as the CARES Act and the rules and regulations that may be promulgated thereunder;
▪the effect of changes in accounting policies and practices applicable to us, including changes in estimates of expected credit losses resulting from our models and assumptions in connection with recently adopted accounting guidance; and
▪legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.
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

ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
AOCL	Accumulated other comprehensive loss, net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation securities
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act
DTA	Deferred tax asset
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Holding Company	Webster Financial Corporation
HSA Bank	A division of Webster Bank, National Association
LGD	Loss given default
LPL	LPL Financial Holdings Inc.
NAV	Net asset value
NII	Net interest income
NOL	Net operating loss
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
PD	Probability of default
PPNR	Pretax, pre-provision net revenue
PPP	Small Business Administration Paycheck Protection Program
ROU asset	Right-of-use asset
RPA	Risk participation agreement
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (SEC) on February 28, 2020, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be attained during the full year ending December 31, 2020, or any future period.
Executive Summary
COVID-19
During the first quarter of 2020, a global health pandemic known as COVID-19, or the Coronavirus, emerged, which has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. The broad impact and preventive measures taken to contain or mitigate the outbreak have, and are likely to continue to have, significant negative effects on the U.S. and global economy, employment levels, employee productivity, and financial market conditions. The pandemic may cause increasingly negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, demand for loans and other financial services products, and consumer discretionary spending. As a result of these and other consequences, the outbreak has adversely affected our business, results of operations and financial condition. The extent to which the outbreak will continue to impact our results will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak, the actions taken to contain or mitigate the outbreak, and the pace and extent of economic recovery in the United States and, in particular, in the states in which we operate.
Webster is taking the following steps to operate through this crisis, including:
•Support for our Employees: 75% of Webster bankers are currently working remotely, special pay considerations and additional paid time off have been implemented for essential front line employees, no employees have been furloughed, bankers are at 100% pay, and zero-interest loans up to $5,000 are available to assist employees and their families facing unforeseen challenges due to COVID-19;
•Support for Individuals and Businesses: Webster instituted a 90-day foreclosure moratorium on residential loans, increased deposit limits, is waiving penalties for early CD withdrawals, waiving or reducing certain fees, not reporting payment deferrals to credit bureaus, participating in the SBA Paycheck Protection Program with approximately $1.4 billion in approved SBA loan applications, and addressing payment modifications (needs based / COVID-19 related impact);
•Support for the Communities We Serve: Webster is providing more than $375,000 in donations for urgent basic needs including to Feeding America, American Red Cross, and United Way (CT, RI, MA, NY, WI), and re-targeting existing sponsorships and grants to nonprofits to support COVID-19 related activities including Masks for Heroes, Junior Achievement, and Governor's Prevention Partnership.
Additional information regarding the effects and potential effects of the ongoing coronavirus pandemic on our business, operating results, and financial condition is described in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Refer to "Use of Estimates" for information related to the potentially adverse impact of COVID-19 on accounting estimates which could affect the carrying value of certain assets and "Supervision and Regulation" for updated legal and regulatory matters that may have an impact on our business. Also, refer to Part II - Item 1A Risk Factors for an update to the Company's risk factors.

Results of Operations
The Company's financial position and results of operations as of and for the three months ended March 31, 2020 have been significantly impacted by the COVID-19 pandemic. The economic environment and uncertainty related to the pandemic contributed to the $76.0 million provision for credit losses recognized during the three months ended March 31, 2020 under the new CECL accounting standard adopted by the Company on January 1, 2020. While the Company has not yet experienced charge-offs related to the COVID-19 pandemic, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. The Company’s interest income may also be negatively impacted in future periods as the Company continues to work with its affected borrowers to defer payments, interest, and fees. Additionally, net interest margin may be reduced generally as a result of the low rate environment. These uncertainties and the economic environment will continue to affect earnings and growth projections which may result in deterioration of asset quality in the Company's loan and investment portfolios.
Selected financial highlights are presented in the following table:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2020	2019
Earnings:
Net interest income	$230,801	$241,551
Provision for credit losses	76,000	8,600
Total non-interest income	73,378	68,612
Total non-interest expense	178,836	175,686
Net income	38,199	99,736
Earnings applicable to common shareholders	36,021	97,549
Share Data:
Weighted-average common shares outstanding - diluted	91,206	92,225
Diluted earnings per common share	$0.39	$1.06
Dividends and dividend equivalents declared per common share	0.40	0.33
Dividends declared per Series F preferred share	328.13	328.13
Book value per common share	32.66	30.62
Tangible book value per common share (non-GAAP)	26.46	24.51
Selected Ratios:
Net interest margin	3.23%	3.74%
Return on average assets (annualized basis)	0.50	1.44
Return on average common shareholders' equity (annualized basis)	4.75	14.01
CET1 risk-based capital	10.95	11.46
Tangible common equity ratio (non-GAAP)	7.67	8.16
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	5.95	17.70
Efficiency ratio (non-GAAP)	58.03	55.93
Providing the non-GAAP (U.S. Generally Accepted Accounting Principles) financial measures identified in the preceding table provides investors with information useful in understanding the Company's financial performance, performance trends and financial position. These measures are used by management for internal planning and forecasting purposes, as well as by securities analysts, investors and other interested parties to compare peer company operating performance. Management believes that the presentation, together with the accompanying reconciliations provides a more complete understanding of the factors and trends affecting the Company's business and allows investors to view its performance in a similar manner. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures and results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies that present measures having the same or similar names.

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At March 31,
(Dollars and shares in thousands, except per share data)	2020	2019
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$3,090,242	$2,966,255
Less: Preferred stock (GAAP)	145,037	145,037
Goodwill and other intangible assets (GAAP)	559,328	563,176
Tangible common shareholders' equity (non-GAAP)	$2,385,877	$2,258,042
Common shares outstanding	90,172	92,125
Tangible book value per common share (non-GAAP)	$26.46	$24.51

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,385,877	$2,258,042
Total assets (GAAP)	$31,654,874	$28,238,129
Less: Goodwill and other intangible assets (GAAP)	559,328	563,176
Tangible assets (non-GAAP)	$31,095,546	$27,674,953
Tangible common equity ratio (non-GAAP)	7.67%	8.16%

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$38,199	$99,736
Less: Preferred stock dividends (GAAP)	1,969	1,969
Add: Intangible assets amortization, tax-affected (GAAP)	760	760
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$36,990	$98,527
Income adjusted for preferred stock dividends and intangible assets amortization, annualized basis (non-GAAP)	$147,960	$394,108
Average shareholders' equity (non-GAAP)	$3,193,525	$2,935,653
Less: Average preferred stock (non-GAAP)	145,037	145,037
Average goodwill and other intangible assets (non-GAAP)	559,786	563,646
Average tangible common shareholders' equity (non-GAAP)	$2,488,702	$2,226,970
Return on average tangible common shareholders' equity (non-GAAP)	5.95%	17.70%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$178,836	$175,686
Less: Foreclosed property activity (GAAP)	(250)	(253)
Intangible assets amortization (GAAP)	962	962
Other expense (non-GAAP) (1)	—	7
Non-interest expense (non-GAAP)	$178,124	$174,970
Net interest income (GAAP)	$230,801	$241,551
Add: Tax-equivalent adjustment (non-GAAP)	2,473	2,338
Non-interest income (GAAP)	73,378	68,612
Other income (non-GAAP) (2)	299	342
Less: Gain on sale of investment securities, net (GAAP)	8	—
Income (non-GAAP)	$306,943	$312,843
Efficiency ratio (non-GAAP)	58.03%	55.93%
(1)Other expense (non-GAAP) includes facility optimization charges.
(2)Other income (non-GAAP) includes low income housing tax credits.
Financial Performance
For the three months ended March 31, 2020, net income of $38.2 million decreased $61.5 million, or 61.7%, from the three months ended March 31, 2019, primarily due to an increase in the provision for credit losses of $67.4 million, which was driven by the impact of COVID-19 and, to a lesser extent, loan growth and higher credit provisioning due to the implementation of CECL.
Net interest income decreased $10.8 million, while non-interest income increased $4.8 million, and non-interest expense increased $3.2 million, resulting in a non-GAAP efficiency ratio of 58.0%.
Earnings applicable to common shareholders of $36.0 million and diluted earnings per share of $0.39 decreased for the three months ended March 31, 2020 compared to earnings applicable to common shareholders of $97.5 million and diluted earnings per share of $1.06 for the three months ended March 31, 2019.

The following table presents daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended March 31,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$20,324,799	$216,918	4.24%	$18,509,174	$229,385	4.96%
Investment Securities	8,319,747	58,408	2.85	7,308,946	56,954	3.09
FHLB and FRB stock	126,364	1,251	3.98	113,016	1,712	6.14
Interest-bearing deposits	68,307	191	1.11	55,372	329	2.37
Securities	8,514,418	59,850	2.86	7,477,334	58,995	3.13
Loans held for sale	22,297	175	3.14	13,451	148	4.40
Total interest-earning assets	28,861,514	$276,943	3.84%	25,999,959	$288,528	4.43%
Non-interest-earning assets	1,930,996			1,795,430
Total Assets	$30,792,510			$27,795,389

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$4,516,906	$—	—%	$4,191,870	$—	—%
Health savings accounts	6,761,358	3,296	0.20	6,140,062	2,949	0.19
Interest-bearing checking, money market and savings	9,716,974	12,403	0.51	8,958,522	12,793	0.58
Time deposits	3,067,557	12,144	1.59	3,244,714	15,278	1.91
Total deposits	24,062,795	27,843	0.47	22,535,168	31,020	0.56

Securities sold under agreements to repurchase and other borrowings	1,296,925	3,730	1.14	597,107	2,752	1.84
FHLB advances	1,325,899	6,869	2.05	1,119,035	7,785	2.78
Long-term debt	551,250	5,227	4.00	249,169	3,082	4.95
Total borrowings	3,174,074	15,826	2.00	1,965,311	13,619	2.77
Total interest-bearing liabilities	27,236,869	$43,669	0.64%	24,500,479	$44,639	0.74%
Non-interest-bearing liabilities	362,116			359,257
Total liabilities	27,598,985			24,859,736

Preferred stock	145,037			145,037
Common shareholders' equity	3,048,488			2,790,616
Total shareholders' equity	3,193,525			2,935,653
Total Liabilities and Shareholders' Equity	$30,792,510			$27,795,389
Tax-equivalent net interest income		$233,274			$243,889
Less: Tax-equivalent adjustments		(2,473)			(2,338)
Net interest income		$230,801			$241,551
Net interest margin			3.23%			3.74%

(1)For purposes of yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.

Net interest income (NII) and net interest margin are impacted by the level of interest rates, mix of assets earning and liabilities bearing those interest rates, and the volume of interest-earning assets and interest-bearing liabilities. These factors are influenced by changes in economic conditions that impact interest rate policy, competitive conditions that impact loan and deposit pricing strategies, as well as the extent of interest lost to non-performing assets.
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.9% of total revenue for the three months ended March 31, 2020.
Net interest margin is the ratio of tax-equivalent net interest income to average earning assets for the period.
Webster manages the risk of changes in interest rates on net interest income and net interest margin through its Asset/Liability Committee (ALCO) and through related interest rate risk monitoring and management policies. ALCO meets at least monthly to make decisions on the investment securities and funding portfolios based on the economic outlook, its interest rate expectations, the portfolio risk position, and other factors.
Four main tools are used for managing interest rate risk:
•the size, duration and credit risk of the investment portfolio;
•the size and duration of the wholesale funding portfolio;
•interest rate contracts; and
•the pricing and structure of loans and deposits.
The federal funds rate target range was 0-0.25% at March 31, 2020 compared to 1.50-1.75% at December 31, 2019 and 2.25-2.50% at December 31, 2018. The benchmark 10-year U.S. Treasury rate decreased to 0.70% at March 31, 2020 from 1.92% at December 31, 2019. Refer to the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Net Interest Income
Net interest income totaled $230.8 million for the three months ended March 31, 2020 as compared to $241.6 million for the three months ended March 31, 2019, a decrease of $10.8 million. On a fully tax-equivalent basis, net interest income decreased $10.6 million when compared to 2019.
Net interest margin decreased 51 basis points to 3.23% for the three months ended March 31, 2020 from 3.74% for the three months ended March 31, 2019. The decrease for the three months ended March 31, 2020 was a result of asset sensitivity in a period during which the federal funds rate was reduced to near zero, with variable rate loan yields particularly impacted.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended March 31,
	2020 vs. 2019 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(33,035)	$20,568	$(12,467)
Loans held for sale	(61)	88	27
Securities (2)	(7,244)	8,099	855
Total interest income	$(40,340)	$28,755	$(11,585)
Interest on interest-bearing liabilities:
Deposits	$(3,725)	$548	$(3,177)
Borrowings	(6,262)	8,469	2,207
Total interest expense	$(9,987)	$9,017	$(970)
Net change in net interest income	$(30,353)	$19,738	$(10,615)
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
(2)Securities include investment securities, Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, and interest-bearing deposits.

Average loans and leases for the three months ended March 31, 2020 increased $1.8 billion compared to the average for the three months ended March 31, 2019. The loan and lease portfolio comprised 70.4% of the average interest-earning assets at March 31, 2020 compared to 71.2% of the average interest-earning assets at March 31, 2019. The loan and lease portfolio yield decreased 72 basis points to 4.24% for the three months ended March 31, 2020 compared to 4.96% for the three months ended March 31, 2019. The decrease in the yield on the average loan and lease portfolio is primarily due to the impact of variable-rate loans resetting lower and commercial loan growth at a lower yield.
Average securities for the three months ended March 31, 2020 increased $1.0 billion compared to the average for the three months ended March 31, 2019. The securities portfolio comprised 29.5% of the average interest-earning assets at March 31, 2020 compared to 28.8% of the average interest-earning assets at March 31, 2019. The securities portfolio yield decreased 27 basis points to 2.86% for the three months ended March 31, 2020 compared to 3.13% for the three months ended March 31, 2019. The decrease in yield on the securities portfolio is primarily due to lower yield on variable-rate securities, higher premium amortization, and yield from newly purchased securities less than that of securities maturing and paying down.
Average total deposits for the three months ended March 31, 2020 increased $1.5 billion compared to the average for the three months ended March 31, 2019. The increase was driven by health savings accounts and transactional deposit products. The average cost of deposits decreased 9 basis points to 0.47% for the three months ended March 31, 2020 from 0.56% for the three months ended March 31, 2019. The average cost of deposits decreased due to deposit product mix and reductions in the federal funds rate. Higher cost time deposits decreased to 15.7% for the three months ended March 31, 2020 from 17.7% for the three months ended March 31, 2019, as a percentage of total interest-bearing deposits.
Average total borrowings for the three months ended March 31, 2020 increased $1.2 billion compared to the average for the three months ended March 31, 2019. Average securities sold under agreements to repurchase and other borrowings increased $699.8 million, and average FHLB advances increased $206.9 million. The Company completed an underwritten public offering of $300 million senior fixed-rate notes on March 25, 2019. The debt did not have a significant impact on the average balance, or cost, of borrowings for the three months ended March 31, 2019 given the timing of its issuance. The average cost of borrowings decreased 77 basis points to 2.00% for the three months ended March 31, 2020 from 2.77% for the three months ended March 31, 2019. The decrease in the average cost of borrowings was largely a result of changes in the federal funds rate.
Provision for Credit Losses
The provision for credit losses was $76.0 million for the three months ended March 31, 2020, which increased by $67.4 million compared to the three months ended March 31, 2019. The increase in provision for credit losses is primarily the result of the impact of COVID-19 on our allowance for credit losses. Total net charge-offs was $7.8 million and $9.6 million for the three months ended March 31, 2020 and 2019, respectively. Allowance for credit losses on loan and leases coverage increased to 1.60% at March 31, 2020 from 1.04% at December 31, 2019.
See the sections captioned "Loans and Leases" through "Troubled Debt Restructurings," contained elsewhere in the report for further details.

Non-Interest Income

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Deposit service fees	$42,570	$43,024	$(454)	(1.1)%
Loan and lease related fees	6,496	7,819	(1,323)	(16.9)
Wealth and investment services	8,739	7,651	1,088	14.2
Mortgage banking activities	2,893	764	2,129	278.7
Increase in cash surrender value of life insurance policies	3,580	3,584	(4)	(0.1)
Gain on sale of investment securities, net	8	—	8	100.0
Other income	9,092	5,770	3,322	57.6
Total non-interest income	$73,378	$68,612	$4,766	6.9
Comparison to Prior Year Quarter
Total non-interest income was $73.4 million for the three months ended March 31, 2020, an increase of $4.8 million from the three months ended March 31, 2019. The increase was primarily attributable to higher wealth and investment services, mortgage banking, and other income somewhat offset by lower loan and lease related fees.
Loan and lease related fees totaled $6.5 million for the three months ended March 31, 2020, compared to $7.8 million for the three months ended March 31, 2019. The decrease was primarily due to lower prepayment fees.
Wealth and investment services totaled $8.7 million for the three months ended March 31, 2020, compared to $7.7 million for the three months ended March 31, 2019. The increase was a result of higher transaction volume.
Mortgage banking activities totaled $2.9 million for the three months ended March 31, 2020, compared to $0.8 million for the three months ended March 31, 2019. The increase was a result of higher origination volume due to a lower mortgage interest rate environment.
Other income totaled $9.1 million for the three months ended March 31, 2020, compared to $5.8 million for the three months ended March 31, 2019. The increase was primarily due to the mark-to-market on client interest rate hedging.
Non-Interest Expense

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Compensation and benefits	$101,887	$97,785	$4,102	4.2%
Occupancy	14,485	14,696	(211)	(1.4)
Technology and equipment	27,837	25,697	2,140	8.3
Intangible assets amortization	962	962	—	—
Marketing	3,502	3,328	174	5.2
Professional and outside services	5,663	6,048	(385)	(6.4)
Deposit insurance	4,725	4,430	295	6.7
Other expense	19,775	22,740	(2,965)	(13.0)
Total non-interest expense	$178,836	$175,686	$3,150	1.8
Comparison to Prior Year Quarter
Total non-interest expense was $178.8 million for the three months ended March 31, 2020, an increase of $3.2 million, from the three months ended March 31, 2019. The increase was primarily attributable to increases in compensation and benefits and technology and equipment, partially offset by lower other expense.
Compensation and benefits totaled $101.9 million for the three months ended March 31, 2020, compared to $97.8 million for the three months ended March 31, 2019. The increase was a result of annual merit increases and temporary help partially offset by lower variable-based compensation.
Technology and equipment totaled $27.8 million for the three months ended March 31, 2020, compared to $25.7 million for the three months ended March 31, 2019. The increase was a result of continued infrastructure investment.
Other expense totaled $19.8 million for the three months ended March 31, 2020, compared to $22.7 million for the three months ended March 31, 2019. The decrease was primarily due to decreased pension costs and a decrease in the reserve for unfunded commitments due to an increase in commitment line draws.

Income Taxes
Webster recognized income tax expense of $11.1 million, reflecting an effective tax rate of 22.6%, for the three months ended March 31, 2020, compared to $26.1 million, reflecting an effective tax rate of 20.8%, for the three months ended March 31, 2019.
The decrease in tax expense is due to the lower level of pre-tax income for the three months ended March 31, 2020 as compared to the same period in 2019. The increase in the effective tax rate for the three months ended March 31, 2020 as compared to the same period in 2019 reflects the recognition of $2.2 million of net tax benefits specific to the 2019 period, including $2.4 million of excess tax benefits from stock-based compensation.
For additional information related to income taxes, including deferred tax assets (DTAs), refer to the section captioned "Use of Estimates" elsewhere in this Item, and Note 9: Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, HSA Bank (a division of Webster Bank, National Association), and Community Banking. These segments reflect how executive management responsibilities are assigned, the type of customer served, how products and services are provided, and how discrete financial information is currently evaluated. Certain Corporate Treasury activities, along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category. Refer to Note 16: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a reconciliation of segment information to amounts reported in accordance with GAAP and for a description of segment reporting methodology. To better align segment results with key measurements used to review segment performance, the funds transfer pricing calculation was refined to reflect the allocation of capital credit to net interest income. Prior period amounts were revised accordingly.
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
Personal Banking offers consumer deposit and fee-based services, residential mortgages, home equity lines and, or, loans, unsecured consumer loans, and credit card products. In addition, investment and securities-related services, including brokerage and investment advice are offered through a strategic partnership with LPL Financial Holdings Inc. (LPL), a broker dealer registered with the SEC, a registered investment advisor under federal and applicable state laws, a member of the Financial Industry Regulatory Authority, and a member of the Securities Investor Protection Corporation. Webster Bank has employees located throughout its banking center network, who, through LPL, are registered representatives.
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $25 million. This group builds broad customer relationships through business bankers and business certified banking center managers, supported by a team of customer care center bankers and industry and product specialists.

Commercial Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2020	2019
Net interest income	$99,316	$98,342
Non-interest income	13,239	14,011
Non-interest expense	46,544	44,618
Pre-tax, pre-provision net revenue	$66,011	$67,735
Comparison to Prior Year Quarter
Pre-tax, pre-provision net revenue (PPNR) decreased $1.7 million for the three months ended March 31, 2020 as compared to the same period in 2019. Net interest income increased $1.0 million, as a result of loan growth, which was partially offset by the lower rate environment. Non-interest income decreased $0.8 million primarily due to lower syndication fees. Non-interest expense increased $1.9 million, primarily due to investments in people, product enhancements, and infrastructure.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2020	At December 31, 2019
Loans and leases	$12,281,620	$11,499,573
Deposits	5,041,213	4,382,051

Assets under administration/management	1,971,533	2,304,350
Loans and leases increased $782.0 million at March 31, 2020 compared to December 31, 2019. Loan originations in the three months ended March 31, 2020 and 2019 were $752.4 million and $862.6 million, respectively. The loan growth was primary related to new originations and line of credit advances, of which were mostly held as deposits.

Deposits increased $659.2 million at March 31, 2020 compared to December 31, 2019. The increase was primarily driven by line of credit advances, which were held to support potential increases in cash flow needs as a result of COVID-19, and a seasonal in-flow of municipal deposits.
The Private Banking operating segment held approximately $467.8 million and $539.7 million in assets under administration, and $1.5 billion and $1.8 billion in assets under management, at March 31, 2020 and December 31, 2019, respectively. These balances were lower as a result of a decline in market value.

HSA Bank
Operating Results:

	Three months ended March 31,
(In thousands)	2020	2019
Net interest income	$42,673	$43,098
Non-interest income	26,383	25,577
Non-interest expense	37,078	33,522
Pre-tax net revenue	$31,978	$35,153
Comparison to Prior Year Quarter
Pre-tax net revenue decreased $3.2 million for the three months ended March 31, 2020 as compared to the same period in 2019. Net interest income decreased $0.4 million, due to growth in deposits and a decline in deposit spreads. Non-interest income increased $0.8 million due to increased account growth. Non-interest expense increased $3.6 million primarily due to account growth. Net accounts grew 186 thousand to 3.1 million compared to a year ago
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2020	At December 31, 2019
Deposits	$6,736,178	$6,416,135

Assets under administration, through linked brokerage accounts	1,854,811	2,070,910
Total footings	$8,590,989	$8,487,045
Deposits increased $320.0 million at March 31, 2020 compared to December 31, 2019 due to a 338 thousand increase in new accounts as well as organic growth in existing account balances.
HSA Bank deposits accounted for 27.5% of total deposits for both March 31, 2020 and December 31, 2019.
Assets under administration, through linked brokerage accounts, decreased $216.1 million at March 31, 2020 compared to December 31, 2019 primarily due to a decline in market value.

Community Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2020	2019
Net interest income	$99,470	$106,290
Non-interest income	27,620	25,382
Non-interest expense	98,967	95,075
Pre-tax, pre-provision net revenue	$28,123	$36,597
Comparison to Prior Year Quarter
Pre-tax, pre-provision net revenue decreased $8.5 million for the three months ended March 31, 2020 as compared to the same period in 2019. Net interest income decreased $6.8 million, primarily due to declining interest rate spreads on loans and deposits, partially offset by balance growth in loan and deposit portfolios. Non-interest income increased $2.2 million resulting from growth in fees from mortgage banking, investment services, and interest rate hedging activities. This growth was partially offset by reductions in deposit related service charges and the impact from gains in asset sales that occurred in the prior year quarter. Non-interest expense increased $3.9 million primarily due to higher employee related expenses, continued investments in technology and other corporate overhead; offset by lower occupancy, legal, and card processing costs.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2020	At December 31, 2019
Loans	$8,609,773	$8,537,341
Deposits	12,640,235	12,527,903

Assets under administration	3,298,437	3,712,311
Loans increased $72.4 million at March 31, 2020 compared to December 31, 2019. The increase is due to higher residential mortgage balances offset by continued paydowns in the home equity portfolios.
Loan originations in the three months ended March 31, 2020 and December 31 2019 were $502.3 million and $682.3 million, respectively. The $180.0 million decrease resulted from a seasonal declines in residential mortgage, home equity and business banking loan originations.
Deposits increased $112.3 million at March 31, 2020 compared to December 31, 2019, resulting from seasonally higher balances in cyclical business and consumer transaction accounts coupled with increases in savings and money market products; offset by a decline in certificate of deposit balances.
Additionally, at March 31, 2020 and December 31, 2019, Webster Bank's investment services division held $3.3 billion and $3.7 billion, respectively, of assets under administration through its strategic partnership with LPL. These balances were lower as a result of a decline in market value.

Financial Condition
At March 31, 2020, total assets of $31.7 billion increased by $1.3 billion compared to December 31, 2019, primarily driven by increases of $854.5 million in loans, $282.8 million in investment securities, and $246.4 million in accrued interest receivable and other assets. Total liabilities of $28.6 billion increased by $1.4 billion compared to December 31, 2019, primarily reflecting increases of $437.0 million in demand deposits, $432.1 million in interest-bearing deposits, and $320.0 million in health savings accounts. Total shareholders' equity of $3.1 billion decreased by $117.5 million compared to December 31, 2019. The decrease in shareholders' equity reflects a $76.6 million decrease in connection with the common stock repurchase program, a $51.2 million cumulative effect of change in accounting principles in connection with the adoption of CECL, and $36.8 million and $2.0 million in dividends paid to common and preferred shareholders, respectively, partially offset by $38.2 million in net income and $11.3 million for other comprehensive income.
Book value was $32.66 per common share as of March 31, 2020, compared with $33.28 per common share as of December 31, 2019. On April 20, 2020, the Board of Directors declared a quarterly cash dividend to shareholders, maintaining it at $0.40 per common share. The Company anticipates maintaining its quarterly dividend payout.
As of March 31, 2020, both the Company and the Bank were considered well-capitalized, meeting all capital requirements on a fully phased-in basis under the Basel III Capital Rules. In accordance with regulatory capital rules, the Company elected an option to delay the impact of CECL on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. Therefore, capital ratios and amounts as of March 31, 2020 exclude the impact of the increased allowance for credit losses on loans, held-to-maturity debt securities and unfunded loan commitments attributed to the adoption of CECL. This resulted in a 28, 20, 28, and 21 basis point benefit to the Company's CET1 risk based capital, total risk based capital, tier 1 risk based capital, and tier 1 leverage capital, respectively, at March 31, 2020.
Refer to the selected financial highlights under the "Results of Operations" section and Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The Office of the Comptroller of the Currency (OCC) may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, Webster Financial Corporation (the Holding Company) also may directly hold investment securities from time-to-time. At March 31, 2020, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Webster maintains, through its Corporate Treasury function, investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale and held-to-maturity. Available-for-sale currently consists of agency collateralized mortgage obligations (Agency CMO), agency mortgage-backed securities (Agency MBS), agency commercial mortgage-backed securities (Agency CMBS), non-agency commercial mortgage-backed securities (CMBS), collateralized loan obligation securities (CLO), and corporate debt. Held-to-maturity currently consists of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS. The carrying value of investment securities totaled $8.5 billion at March 31, 2020 and $8.2 billion at December 31, 2019.
Available-for-sale investment securities increased by $90.8 million, primarily due to purchase activity in excess of principal paydowns among various asset classes. The tax-equivalent yield in the portfolio was 2.77% for the three months ended March 31, 2020 compared to 3.08% for the three months ended March 31, 2019. Available-for-sale investment securities are evaluated for credit losses on a quarterly basis. Unrealized losses on these securities are attributable to factors other than credit loss and therefore no ACL has been recorded. Further, the Company does not have the intent to sell these investment securities, and it is more likely than not that it will not be required to sell these securities before the recovery of their cost basis. Gross unrealized loss on available-for-sale investment securities was $57.4 million at March 31, 2020.
Held-to-maturity investment securities increased by $192.3 million, primarily due to purchase activity for Agency CMBS, partially offset by principal paydowns for Agency MBS. The tax-equivalent yield in the portfolio was 2.90% for the three months ended March 31, 2020 compared to 3.09% for the three months ended March 31, 2019. Held-to-maturity investment securities are evaluated for credit losses on a quarterly basis under CECL. The ACL on investment securities held-to-maturity was $312 thousand at March 31, 2020. Gross unrealized loss on held-to-maturity investment securities was $1.7 million at March 31, 2020.

The following table summarizes the amortized cost and fair value of investment securities:

	At March 31, 2020				At December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Agency CMO	$197,019	$7,839	$(28)	$204,830	$184,500	$2,218	$(917)	$185,801
Agency MBS	1,565,689	47,875	(746)	1,612,818	1,580,743	35,456	(4,035)	1,612,164
Agency CMBS	693,371	4,765	(454)	697,682	587,974	513	(6,935)	581,552
CMBS	453,879	—	(44,856)	409,023	432,085	38	(252)	431,871
CLO	89,015	12	(7,629)	81,398	92,628	45	(468)	92,205
Corporate debt	14,538	—	(3,658)	10,880	23,485	—	(1,245)	22,240
Available-for-sale	$3,013,511	$60,491	$(57,371)	$3,016,631	$2,901,415	$38,270	$(13,852)	$2,925,833
Held-to-maturity:
Agency CMO	$156,087	$4,738	$—	$160,825	$167,443	$1,123	$(1,200)	$167,366
Agency MBS	2,896,651	95,436	(253)	2,991,834	2,957,900	60,602	(8,733)	3,009,769
Agency CMBS	1,450,800	21,003	(623)	1,471,180	1,172,491	6,444	(5,615)	1,173,320
Municipal bonds and notes (1)	739,531	35,184	(86)	774,629	740,431	32,709	(21)	773,119
CMBS	243,137	1,704	(782)	244,059	255,653	2,278	(852)	257,079
Held-to-maturity	$5,486,206	$158,065	$(1,744)	$5,642,527	$5,293,918	$103,156	$(16,421)	$5,380,653
(1)The amortized cost balance at March 31, 2020 in the table above excludes an allowance for credit losses on investment securities held-to-maturity of $312 thousand.
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

Loans and Leases
The following table provides the composition of loans and leases:

	At March 31, 2020		At December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$5,856,727	28.0	$5,313,989	26.5
Asset-based	1,183,200	5.7	1,049,978	5.2
Commercial real estate	6,132,913	29.4	5,959,969	29.7
Equipment financing	542,470	2.6	533,048	2.7
Residential	4,961,104	23.7	4,944,480	24.7
Home equity	1,976,555	9.5	1,998,631	10.0
Other consumer	218,883	1.0	219,266	1.1
Unamortized premiums (discounts), net	18,986	0.1	16,693	0.1
Deferred fees, net	686	—	932	—
Total loans and leases	$20,891,524	100.0	$20,036,986	100.0
Total commercial non-mortgage and asset-based loans were $7.0 billion at March 31, 2020, an increase of $676.0 million from December 31, 2019. The net increase primarily related to originations of $505.9 million, as well as draws on lines-of-credit.
Commercial real estate loans were $6.1 billion at March 31, 2020, an increase of $172.9 million from December 31, 2019. The increase is a result of originations of $287.3 million.
Equipment financing was $542.5 million at March 31, 2020, an increase of $9.4 million from December 31, 2019. The net increase is a result of originations of $57.2 million was partially offset by premium/fee amortization and higher prepayments.
Residential loans were $5.0 billion at March 31, 2020, an increase of $16.6 million from December 31, 2019. The net increase is due to originations of $240.2 million essentially offset by premium/fee amortization and higher prepayments.
Total home equity and other consumer loans were $2.2 billion at March 31, 2020, a decrease of $22.5 million from December 31, 2019. The net decrease is primarily due to continued net principal paydowns within the home equity lines.
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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate and service its debt. Assessment of management is a critical element of the underwriting process and credit decision. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, current and projected cash flows are examined to determine the ability of the borrower to repay obligations as agreed. All transactions are appraised to determine market value. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate personal guarantees of the principals.
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
Consumer loans are subject to policies and procedures developed to manage the risk characteristics of the portfolio. Policies and procedures, coupled with relatively small individual loan amounts and predominately collateralized structures, spread across many different borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis, with policies and procedures modified, or developed, as needed. Underwriting factors for mortgage and home equity loans include the borrower’s Fair Isaac Corporation (FICO) score, the loan amount relative to property value, and the borrower’s debt to income level and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage and non-qualified mortgage loans as defined by applicable Consumer Financial Protection Bureau (CFPB) rules.

Asset Quality
The Company manages asset quality leveraging established risk tolerance levels through its underwriting standards, servicing, and portfolio management of loans and leases. Loans and leases, particularly where a heightened risk of loss has been identified, are regularly monitored to mitigate further deterioration which could potentially impact key measures of asset quality in future periods. Past due loans and leases, non-performing assets, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At March 31, 2020	At December 31, 2019
Non-performing loans and leases as a percentage of loans and leases	0.78%	0.75%
Non-performing assets as a percentage of loans and leases plus other real estate owned (OREO)	0.81	0.79
Non-performing assets as a percentage of total assets	0.53	0.52
ACL on loans and leases as a percentage of non-performing loans and leases	206.37	138.56
ACL on loans and leases as a percentage of loans and leases	1.60	1.04
Net charge-offs as a percentage of average loans and leases (1)	0.15	0.21
Ratio of ACL on loans and leases to net charge-offs (1)	10.71x	5.09x
(1)Calculated for the March 31, 2020 period based on the year-to-date net charge-offs, annualized.
Potential Problem Loans and Leases
Potential problem loans and leases are defined by management as certain loans and leases that, for;
•the commercial portfolio are performing loans and leases that are classified as Substandard and have a well-defined weakness that could jeopardize the full repayment of the debt; and
•the consumer portfolio are performing loans 60-89 days past due and accruing.
Potential problem loans and leases exclude loans and leases past due 90 days or more and accruing, non-accrual loans and leases, and troubled debt restructurings (TDRs).
Management monitors potential problem loans and leases due to a higher degree of risk associated those loans and leases. The current expectation of lifetime losses is included in the ACL on loans and leases, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $239.8 million at March 31, 2020 compared to $216.7 million at December 31, 2019.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At March 31, 2020		At December 31, 2019
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$3,795	0.06	$2,697	0.05
Commercial real estate	2,217	0.04	1,700	0.03
Equipment financing	4,405	0.81	5,785	1.09
Residential	11,814	0.24	13,598	0.28
Home equity	12,647	0.64	13,761	0.69
Other consumer	2,019	0.92	5,074	2.31
Loans and leases past due 30-89 days	36,897	0.18	42,615	0.21
Commercial non-mortgage loans and leases past due 90 days and accruing	75	—	—	—
Total	36,972	0.18	42,615	0.21
Deferred costs and unamortized premiums (discounts), net	96		92
Total loans and leases past due 30 days or more and accruing income	$37,068		$42,707
(1)Represents the principal balance of loans and leases past due 30 days or more and accruing income as a percentage of the outstanding principal balance within the comparable loan and lease category.
The balance of loans and leases past due 30 days or more and accruing income decreased $5.6 million at March 31, 2020 compared to December 31, 2019. The ratio of loans and leases past due 30 days or more and accruing income as a percentage of loans and leases decreased to 0.18% at March 31, 2020 as compared to 0.21% at December 31, 2019.

Non-performing Assets
The following table provides information regarding non-performing assets:

	At March 31, 2020		At December 31, 2019
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$65,127	1.11	$59,360	1.12
Asset-based	137	0.01	139	0.01
Commercial real estate	12,901	0.21	11,554	0.19
Equipment financing	8,950	1.65	5,433	1.02
Residential	42,393	0.85	43,100	0.87
Home equity	31,753	1.61	30,130	1.51
Other consumer	1,032	0.47	1,190	0.54
Total non-accrual loans and leases	162,293	0.78	150,906	0.75
Deferred costs and unamortized premiums (discounts), net	137		153
Amortized cost of non-accrual loans and leases (2)	$162,430		$151,059

Total non-accrual loans and leases	$162,293		$150,906
Foreclosed and repossessed assets:
Commercial non-mortgage	121		271
Residential and consumer	6,706		6,203
Total foreclosed and repossessed assets	6,827		6,474
Total non-performing assets	$169,120		$157,380
(1)Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.
(2)Includes non-accrual TDRs of $100.9 million at March 31, 2020 and $101.0 million at December 31, 2019.
Non-performing assets increased $11.7 million at March 31, 2020 compared to December 31, 2019. The increase in non-performing assets at March 31, 2020 is primarily due to the commercial non-mortgage and equipment financing. Overall non-performing assets as a percentage of total assets was 0.53% at March 31, 2020 as compared to 0.52% at December 31, 2019.
The following table provides detail of non-performing loan and lease activity:

	Three months ended March 31,
(In thousands)	2020	2019
Beginning balance	$150,906	$154,750
Additions	33,314	31,422
Paydowns, net of draws	(10,210)	(12,998)
Charge-offs	(8,950)	(10,496)
Other	(2,767)	(3,745)
Ending balance	$162,293	$158,933
The economic environment and uncertainty related to the pandemic could result in the deterioration of asset quality, particularly in sectors disproportionately impacted from COVID-19 and the related economic slowdown. Commercial loan exposure to these sectors totaled $2.8 billion, or approximately 14% of total loans including retail 5%, transportation 2%, leisure 2%, construction 2%, restaurants 1%, hotels 1%, and oil 1%.

Allowance for Credit Losses on Loans and Leases
On January 1, 2020, the Company adopted a new accounting standard which introduced the CECL impairment model that applies to most financial assets measured at amortized cost and certain other instruments including the Company’s loans, net investment in leases, off balance sheet credit exposures, and held-to-maturity debt securities. CECL requires the measurement of expected credit losses over the life of the instrument to be recognized at purchase or origination, and also requires consideration of a broader range of reasonable and supportable information including economic forecasts.
Methodology
The Company's policy for ACL on loans and leases is considered a critical accounting policy. The ACL on loans and leases is a contra-asset account that offsets the amortized cost basis of loans and leases for the credit losses expected to occur over the life of the asset. Executive management reviews and advises on the adequacy of the reserve which is maintained at a level management deems sufficient to cover probable losses inherent within the loan and lease portfolios.
The ACL on loans and leases is determined using the CECL model which requires recognition of expected lifetime credit losses at the purchase or origination of an asset. Expected losses are determined through pooled, collective assessment of loans and leases with similar risk characteristics. If the risk characteristics of a loan or lease change and no longer match that of the collective assessment pool it is removed and individually assessed for credit impairment. Management applies significant judgments and assumptions that influence the loss estimate and ACL on loan and lease balances.
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on the commercial and consumer portfolios and expected losses are determined using Probability of Default/Loss Given Default (PD/LGD) models. The Company’s PD/LGD calculations are predictive models that measure the current risk profile of the loan pools with forecasts of future macroeconomic conditions, historical loss information, and non-economic qualitative factors, that together determine the overall reserve requirement for collectively assessed loans and leases.
Forecasted economic scenarios are sourced from a third party and data from the baseline forecast scenario is an input to the modeled loss calculation. Macroeconomic variables are used as inputs to the PD/LGD models and are selected based on the correlation of the variables to credit losses for each class of financing receivable as follows: the commercial model uses unemployment, gross domestic product (GDP), and retail sales; the residential model uses the Case Shiller Home Price Index; home equity loan and line of credit models use interest rate spreads between U.S. Treasuries and corporate bonds and the home equity loan model also uses the Federal Housing Finance Agency (FHFA) home price index; personal loan and credit line models use the Case Shiller and FHFA home price indices.
Changes in forecasts of macroeconomic variables will impact expectations of lifetime credit losses calculated by the PD/LGD models. However, the impact of changes in macroeconomic forecasts may be different for each portfolio and will reflect the credit quality and nature of the underlying assets at that time. To further refine the expected loss estimate, non-economic qualitative factors are used as inputs to the modeled loss calculation including: credit concentration, credit quality trends, the quality of internal loan reviews, the nature and volume of portfolio growth, staffing levels, and underwriting exceptions. Management may apply additional qualitative adjustments to reflect our assessment of other relevant facts and circumstances that impact expected credit losses.
These economic and qualitative inputs are used to forecast expected losses over a reasonable and supportable forecast period. The Company uses a 2-year reasonable and supportable forecast period, after which, loss rates revert to historical loss rates on a linear basis over a 1-year reversion period. Historical loss rates are based on approximately 10 years of recently available data and are updated annually.
The collective assessment calculation includes expectations of prepayments and expected recoveries. Extensions, renewals, and modifications are not included in the collective assessment; however, if there is a reasonable expectation of a TDR, the loan is removed from the collective assessment pool and is individually assessed.
Individually Assessed Loans and Leases. When loans and leases no longer match the risk characteristics of the collective assessment pool, they are removed from the collectively assessed population and individually assessed for credit losses. Generally, all non-accrual loans, TDRs, potential TDRs, loans with a charge-off, and collateral dependent loans when the borrower is experiencing financial difficulty, are individually assessed.
Individual assessment for collateral dependent commercial loans facing financial difficulty is based on the fair value of the collateral less estimated cost to sell, or the present value of the expected cash flows from the operation of the collateral, or a scenario weighted approach of both of these methods. If a loan is not collateral dependent, the individual assessment is based on a discounted cash flow approach.

For collateral dependent commercial loans and leases, Webster's impairment process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods. Fair value of the collateral for commercial loans is reevaluated quarterly. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified individual reviews these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
Individual assessments for residential and home equity loans are based on a discounted cash flow approach or the fair value of collateral less the estimated costs to sell. Other consumer loans are individually assessed using a loss factor approach based on historical loss rates. For residential and consumer collateral dependent loans, a third-party appraisal is obtained upon loan default. Fair value of the collateral for residential and consumer collateral dependent loans is reevaluated every six months, by either obtaining a new appraisal or other internal valuation method. Fair value is also reassessed, with any excess amount charged off, for residential and home equity loans that reach 180 days past due per Federal Financial Institutions Examination Council guidelines.
A fair value shortfall relative to the amortized cost balance is reflected as an impairment reserve within the ACL on loans and leases. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases. Any individually assessed loan for which no specific valuation allowance was necessary at March 31, 2020 and December 31, 2019 is the result of either sufficient cash flow or sufficient collateral coverage relative to the amortized cost. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses.
The ACL on loans and leases represents the total of estimated losses calculated through collective and individual assessments. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems. While actual future conditions and losses realized may vary significantly from present judgments and assumptions, management believes the ACL on loans and leases is adequate as of March 31, 2020.
Allowance for Credit Losses on Loans and Leases Balances and Ratios
The Company adopted the CECL accounting standard on January 1, 2020, with a cumulative effect adjustment recorded upon adoption which increased the ACL on loans and leases by $57.6 million. Upon adoption, the allowance reflects expected lifetime credit losses of the portfolio.
Over the course of the first quarter of 2020, the COVID-19 pandemic caused significant changes to expectations of economic activity. Rapid changes in macro-economic forecasts required additional qualitative adjustments to the Company's loss calculation to reflect the Company's best estimate of expected lifetime credit losses as of period end. The additional adjustments considered revised forecasts of the macro-economic variables used in the modeled loss calculation including significant unfavorable revisions related to GDP and unemployment. A further adjustment was made to reflect the increase in payment accommodation requests. These factors contributed to the significant reserve increase in the first quarter of 2020. The length and depth of the economic downturn remains highly uncertain and further changes to forecasts will impact loss provisioning in future periods.
At March 31, 2020 the ACL on loans and leases was $334.9 million compared to $209.1 million at December 31, 2019. The increase of $125.8 million in the reserve at March 31, 2020 compared to December 31, 2019 is primarily due to the adoption of CECL, the impact of COVID-19, and loan growth. ACL on loans and leases as a percentage of loans and leases, also known as the reserve coverage, increased to 1.60% at March 31, 2020 from 1.04% at December 31, 2019, reflecting lifetime credit losses under CECL and the impact of COVID-19. ACL on loans and leases as a percentage of non-performing loans and leases increased to 206.37% at March 31, 2020 from 138.56% at December 31, 2019.
For information on the impact of adoption of the CECL model, refer to Note 1: Summary of Significant Accounting Policies in the notes to the Condensed Consolidated Financial Statements contained elsewhere in this report.

The following table provides a portfolio segment allocation of the ACL on loans and leases:

	At March 31, 2020		At December 31, 2019
(Dollars in thousands)	Amount (1)	% (1) (2)	Amount (1)	% (1) (2)
Commercial portfolio	$261,926	1.91	$161,669	1.26
Consumer portfolio	73,005	1.01	47,427	0.66
Total ACL on loans and leases	$334,931	1.60	$209,096	1.04
(1)The Company adopted the CECL accounting standard on January 1, 2020. The ACL on loans and leases was calculated in accordance with applicable GAAP for their respective periods.
(2)Percentage represents allocated ACL on loans and leases to total loans and leases within the comparable category. The allocation of a portion of the ACL on loans and leases to one category of loans and leases does not preclude its availability to absorb losses in other categories.
The following table provides detail of activity in the ACL on loans and leases:

	At or for the three months ended March 31,
(In thousands)	2020	2019
Beginning balance	$209,096	$212,353
Adoption of ASU No. 2016-13 (CECL)	57,568	—
Provision (1)	76,085	8,600
Charge-offs:
Commercial non-mortgage	(5,439)	(7,633)
Asset-based	—	—
Commercial real estate	(30)	(973)
Equipment financing	(105)	(204)
Residential	(1,511)	(251)
Home equity	(861)	(1,299)
Other consumer	(2,215)	(2,673)
Total charge-offs	(10,161)	(13,033)
Recoveries:
Commercial non-mortgage	509	558
Asset-based	3	229
Commercial real estate	3	6
Equipment financing	49	11
Residential	235	178
Home equity	1,038	1,686
Other consumer	506	801
Total recoveries	2,343	3,469
Net charge-offs	(7,818)	(9,564)
Ending balance	$334,931	$211,389
(1)The Company adopted the new accounting standard for credit losses on January 1, 2020. For periods subsequent to adoption ACL on loans and leases is calculated under the CECL methodology. The prior periods allowance balances and provision amount follows applicable GAAP for those periods.
The following table provides a summary of net charge-offs to average loans and leases by portfolio segment:

	Three months ended March 31,
	2020		2019
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial portfolio	$5,010	0.15	$8,006	0.27
Consumer portfolio	2,808	0.16	1,558	0.09
Net charge-offs	$7,818	0.15	$9,564	0.21
(1)Net charge-offs to average loans and leases, percentage calculated based on period-to-date activity, annualized.
Net charge-offs decreased $1.7 million for the three months ended March 31, 2020 as compared to the same period in 2019.

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
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis for determination of accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Generally, a TDR is classified and reported as a TDR for the remaining life of the loan. TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through one fiscal year-end, and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of credit loss on the contractual terms specified by the loan agreement.
The following tables provide information for TDRs:

	Three months ended March 31,
(In thousands)	2020	2019
Beginning balance	$237,438	$230,414
Additions	30,964	26,333
Paydowns/draws	(7,773)	(4,550)
Charge-offs	(1,206)	(1,432)
Transfers to OREO	(1,296)	(356)
Ending balance	$258,127	$250,409

(In thousands)	At March 31, 2020	At December 31, 2019
Accrual status	$157,235	$136,449
Non-accrual status	100,892	100,989
Total TDRs	$258,127	$237,438

Specific reserves for TDRs included in the balance of ACL on loans and leases	$11,984	$12,956
Additional funds committed to borrowers in TDR status	6,949	4,856
Overall, TDR balances increased $20.7 million at March 31, 2020 compared to December 31, 2019, while the specific reserves for TDRs decreased from year end, reflective of management’s current assessment of reserve requirements.
Loan Modifications Under the CARES Act and Interagency Statement
In response to the COVID-19 pandemic, relief was provided for certain TDR accounting and disclosure requirements for qualifying loan modifications. Specifically, Section 4013 of the CARES Act provides temporary relief from certain GAAP requirements for modifications related to COVID-19. In addition, on April 7, 2020, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs.
As of March 31, 2020, loan modifications, primarily three month and six month payment deferrals, subject to these relief provisions totaled $49.1 million. For more information on the accounting for loan modifications under Section 4013 of the CARES Act and the revised interagency statement refer to Note 1: Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements contained elsewhere in this report.

Sources of Funds and Liquidity
Sources of Funds. The primary source of Webster Bank’s cash flow for use in lending and meeting its general operational needs is deposits. Operating activities, such as loan and mortgage-backed securities repayments, and other investment securities sale proceeds and maturities, also provide cash flows. While scheduled loan and investment securities repayments are a relatively stable source of funds, loan and investment securities prepayments and deposit inflows are influenced by prevailing interest rates and local economic conditions and are inherently uncertain. Additional sources of funds are provided by FHLB advances or other borrowings.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB of Boston is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB Boston capital stock of $81.5 million at March 31, 2020 compared to $89.3 million at December 31, 2019 for its membership and for outstanding advances and other extensions of credit. On March 3, 2020, the FHLB paid a cash dividend equal to an annual yield of 5.46%.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. Webster Bank held $59.9 million and $59.8 million of FRB capital stock at March 31, 2020 and December 31, 2019, respectively.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, combined statements, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs for both consumer and business customers throughout its primary market area. Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation (FDIC) regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Loan and Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.
Total deposits were $24.5 billion at March 31, 2020 compared to $23.3 billion at December 31, 2019. The increase is predominately related to an increase in transactional accounts of $982.7 million, due to credit line draws towards the end of the quarter, and health savings accounts increased $320.0 million due to account and balance growth. See Note 8: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Borrowings primarily consist of FHLB advances which are utilized as a source of funding for liquidity and interest rate risk management purposes. At March 31, 2020 and December 31, 2019, FHLB advances totaled $1.8 billion and $1.9 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $3.3 billion and $2.9 billion at March 31, 2020 and December 31, 2019, respectively. Webster Bank also had additional borrowing capacity at the FRB of approximately $1.4 billion and $0.9 billion at March 31, 2020 and December 31, 2019, respectively.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future, to a lesser extent, are also utilized as a source of funding. Unpledged investment securities of $4.3 billion at March 31, 2020 could have been used for collateral on borrowings such as repurchase agreements or, alternatively, to increase borrowing capacity by approximately $4.1 billion at the FHLB or approximately $4.3 billion at the FRB. In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs. At March 31, 2020 and December 31, 2019, these borrowings totaled $1.3 billion and $1.0 billion, respectively.
Long-term debt, which consists of senior fixed-rate notes maturing in 2024 and 2029, and junior subordinated notes maturing in 2033 totaled $0.6 billion and $0.5 billion at March 31, 2020 and December 31, 2019, respectively. The Company terminated the receive fixed/pay floating swaps on $0.3 billion of senior fixed-rate notes in March 2020.
Total borrowed funds were $3.6 billion at March 31, 2020 compared to $3.5 billion at December 31, 2019. Borrowings represented 11.4% and 11.6% of total assets at March 31, 2020 and December 31, 2019, respectively. The increase is due to loan and securities growth exceeding deposit growth. For additional information, see Note 9: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

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
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank did not pay a dividend to the Holding Company during the three months ended March 31, 2020. To a lesser extent, public offerings, investment income, and net proceeds from investment sales may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and junior subordinated debt, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2019 Form 10-K. At March 31, 2020, $181.4 million of retained earnings are available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $123.4 million of remaining repurchase authority at March 31, 2020. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the three months ended March 31, 2020, a total of 2,174,943 shares of common stock were repurchased for approximately $79.7 million, of which 2,104,195 shares were purchased under the common stock repurchase program at a cost of approximately $76.6 million, and 70,748 shares were purchased, at market prices, for a cost of approximately $3.2 million, relating to stock compensation plan activity. Given the current economic environment, the Company does not expect to continue repurchases under the common stock repurchase program until further notice.
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
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan funding. Including time deposits, Webster Bank had a loan to total deposit ratio of 85.2% and 85.9% at March 31, 2020 and December 31, 2019, respectively, well positioned within the northeast region and the Company's peer group.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of March 31, 2020. Webster Bank's latest OCC Community Reinvestment Act (CRA) rating was Outstanding. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of March 31, 2020, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to the Holding Company and Webster Bank.
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For additional information, refer to Note 2: Variable Interest Entities and Note 18: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short and long-term interest rate risks in determining management strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by the Company's ALCO. The impact has not been calculated for scenarios which would require negative interest rates.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on net interest income over a twelve month period, starting March 31, 2020 and December 31, 2019 for each subsequent twelve month period as compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
March 31, 2020	n/a	n/a	2.1%	4.5%
December 31, 2019	n/a	(4.7)%	2.7%	4.8%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on PPNR over a twelve month period, starting March 31, 2020 and December 31, 2019 for each subsequent twelve month period as compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
March 31, 2020	n/a	n/a	3.3%	7.2%
December 31, 2019	n/a	(7.7)%	4.1%	7.1%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of March 31, 2020 and December 31, 2019 assumed a Fed Funds rate of 0.25% and 1.75%, respectively. Asset sensitivity for both NII and PPNR was lower as of March 31, 2020 when compared to December 31, 2019. This lower asset sensitivity is primarily due to the reduction of both the short-term and long-term market rates since December 31, 2019.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on NII for the subsequent twelve month period starting March 31, 2020 and December 31, 2019:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2020	n/a	n/a	0.6%	1.6%	n/a	(1.7)%	1.4%	2.7%
December 31, 2019	(5.1)%	(2.5)%	1.0%	2.1%	(4.7)%	(2.2)%	1.7%	2.9%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on PPNR for the subsequent twelve month period starting March 31, 2020 and December 31, 2019:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2020	n/a	n/a	0.6%	2.2%	n/a	(3.5)%	2.2%	4.8%
December 31, 2019	(7.9)%	(3.8)%	1.1%	2.4%	(8.1)%	(3.9)%	3.0%	5.1%
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
Sensitivity to the short end of the yield curve for NII and PPNR decreased as of March 31, 2020 when compared to December 31, 2019 due to floors on loans. NII and PPNR were less sensitive to changes in the long end of the yield curve as of March 31, 2020 when compared to December 31, 2019 due to increased forecast prepayment speeds resulting from decreases in the long end of the yield curve which shortens asset duration by increasing prepayments for MBS and residential mortgages.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at March 31, 2020 and December 31, 2019 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 bp	+100 bp
March 31, 2020
Assets	$31,654,874	$31,697,220	n/a	$(661,672)
Liabilities	28,564,632	28,747,795	n/a	(940,880)
Net	$3,090,242	$2,949,425	n/a	$279,208
Net change as % base net economic value			n/a	9.5%

December 31, 2019
Assets	$30,389,344	$29,984,052	$598,578	$(720,572)
Liabilities	27,181,574	26,226,758	839,154	(708,815)
Net	$3,207,770	$3,757,294	$(240,576)	$(11,757)
Net change as % base net economic value			(6.4)%	(0.3)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 2.0 years at March 31, 2020 and negative 0.8 years at December 31, 2019. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. As of March 31, 2020, long-term rates have fallen by over 100 basis points when compared to December 31, 2019. This lower starting point shortens asset duration by increasing residential loan and MBS prepayment speeds.
These estimates assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at March 31, 2020 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to take additional action in the event that interest rates do change rapidly.
For a detailed description of the Company's asset/liability management process, refer to the section captioned "Asset/Liability Management and Market Risk" in Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations included in its Form 10-K for the year ended December 31, 2019.
Impact of Inflation and Changing Prices
The Condensed Consolidated Financial Statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results principally in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
Unlike most industrial companies, substantially all of the assets and liabilities of a banking institution are monetary in nature. As a result, interest rates have a more significant impact on Webster's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services.

Use of Estimates
Economic and market assumptions are key factors in developing estimates. Declining economic activity and volatile market conditions related to the COVID-19 pandemic have impacted and may continue to impact our accounting estimates, particularly those described below. Actual results could differ significantly from our assumptions resulting in material changes for impacted accounting estimates in future periods.
Allowance for credit losses. Our credit loss allowances under the CECL model reflect our estimate of lifetime credit losses on loans and leases, held-to-maturity debt securities, and unfunded commitments. In addition, when the amortized cost of an available-for-sale debt security exceeds its fair value, an expected credit loss is measured using a discounted cash flow approach recognized through our credit loss allowances. The recorded allowances may be insufficient if the impact of COVID-19 is prolonged resulting in decreases in housing activity, employment levels, and economic activity beyond current estimated levels. Refer to the Allowance for Credit Losses on Loans and Leases section of Management’s Discussion and Analysis within this document for further discussion on the methodology for calculating the allowance for credit losses on loans and leases, the most material of our allowances.
Deferred tax assets. We may not be able to fully realize our net DTAs if expectations of our future results of operations were to continue to decline over the longer term. As of March 31, 2020, we had $80.3 million in net DTAs including $31.4 million attributable to state and local tax net operating loss (NOL) and credit carryforwards available to offset taxable income in future periods and reduce our income taxes payable in those future periods. The NOL and credit carryforwards are subject to expiration if they are not used within certain periods. Of the $31.4 million of net DTAs, $7.6 million is scheduled to expire within the next four years, including $7.0 million in 2024, and $23.8 million is scheduled to expire between 2025 and 2032. We regularly assess all available positive and negative evidence to determine whether it is more-likely-than-not that sufficient taxable income will be generated in future periods to realize our net DTAs. To help determine whether sufficient taxable income is expected to be generated in the proper future periods we must forecast our expected future results of operations. The economic decline and market volatility as a result of COVID-19 has increased the uncertainty inherent in such expectations, and in the realizability of our net DTAs. At this time, we consider it more-likely-than-not that we will realize sufficient taxable income in future periods to realize our net DTAs. However, it is possible that some or all of our NOL or credit carryforwards could expire unused if the impact of COVID-19 is prolonged and negatively affects our current expectation that sufficient taxable income will more-likely-than-not be generated in future periods over the longer term. If we were to conclude that a significant portion of our net DTAs is not more-likely-than-not to be realized, the associated valuation allowance would increase, the recognition of which may have a material adverse effect on our financial position and results of operations.
Goodwill. The net carrying amount for goodwill at March 31, 2020 was $538.4 million, comprised of $516.6 million in Community Banking and $21.8 million in HSA Bank. We evaluate goodwill for impairment at least annually, but more frequently when there are indications that the fair value of a reporting unit is below its carrying value. Significant factors in the consideration of goodwill for impairment include expectations of future cash flows, market capitalization relative to book value, and expected growth rates. The declining share price of our stock due to COVID-19 has caused our market capitalization to fall below book value. A sustained decrease in share price may indicate the fair value for one or more of our reporting units is below carrying value. In addition, expectations of future cash flows and growth rates have become increasingly uncertain due to the inability to predict the length and depth of any recession caused by the pandemic. Continued declines to economic forecasts may require us to record charges related to the impairment of our goodwill. If we were to conclude that a future write-down is necessary, we would record the appropriate charge, which may have a material adverse effect on our results of operations.
Counterparty credit risk. To accommodate customers, we offer interest rate swaps on loans and do not exchange cash or securities collateral as the derivative is cross-collateralized by the underlying loan collateral. As of March 31, 2020, we had $352 million in derivative assets related to these customer swap arrangements recorded within accrued interest receivable and other assets on the consolidated balance sheet. Derivatives are held at fair value including consideration of counterparty credit risk. If the economic impact of COVID-19 causes credit spreads to significantly increase or collateral values to significantly decrease we may be required to reduce the fair value of our customer derivatives to reflect increased counterparty credit risk which could have a material adverse effect on our financial position, results of operations, and regulatory capital ratios.
Right-of-use (ROU) lease assets. For leases where we are the lessee, an ROU lease asset is recorded within property, plant and equipment on the consolidated balance sheet. As of March 31, 2020, ROU lease assets were $158 million and represent the present value of future minimum lease payments. ROU lease assets are tested for impairment when circumstances indicate that the carrying amount may not be recoverable. Our ROU lease assets primarily represent real estate including retail banking center locations and office space. If the impact of COVID-19 continues over an extended period of time, causing any of those locations to be underutilized, we may be required to write-down the carrying value. Recording an impairment of these assets may have a material adverse effect on our results of operations and regulatory capital ratios.

Investments in equity securities. Our equity investments include tax credit finance investments, Small Business Investment Companies, and other strategic direct investments. As of March 31, 2020, equity investments represented $70 million recorded within accrued interest receivable and other assets on the consolidated balance sheet. Equity investments are subject to various impairment standards depending on the nature of the investment. If our equity investments experience significant losses or we are otherwise required to record an impairment to these investments as a result of COVID-19, there may be a material adverse effect on our financial position, results of operations, and regulatory capital ratios.
Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2019 Annual Report on Form 10-K. Modifications to significant accounting policies, if made during the year, are described in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
Management has identified the Company's most critical accounting policies as:
•allowance for credit losses on loans and leases; and
•realizability of deferred tax assets.
These particular accounting policies are considered most critical in that they are important to the Company’s financial condition and results, and they require management’s subjective and complex judgment as a result of the need to make estimates about the effects of matters that are inherently uncertain.
Accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2019 Form 10-K, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
Recently Issued Accounting Standards Updates
Refer to Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a summary of recently issued ASUs and the expected impact on the Company's financial statements.
Supervision and Regulation
The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s Annual Report on Form 10-K. In response to the COVID-19 pandemic, the CARES Act was signed into law by President Trump on March 27, 2020, with an additional relief package signed into law on April 24, 2020. The CARES Act provides for approximately $2.7 trillion in emergency economic relief measures including, among other things, loan programs for small and mid-sized businesses and other economic relief for impacted businesses and industries, including financial institutions. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions and will be implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank.
Set forth below is a brief overview of certain provisions of the CARES Act and certain other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and its subsidiaries, including the Bank. The following description is qualified in its entirety by reference to the full text of CARES Act and the statutes, regulations, and policies described herein. Such statutes, regulations, and policies are subject to ongoing review by U.S. Congress and federal regulatory authorities. Future amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the Company. Many of the requirements called for in the CARES Act and related regulations and supervisory guidance will be implemented over time and most will be subject to implementing regulations over the course of the coming weeks. The Company will continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

CARES Act
Paycheck Protection Program (PPP). The CARES Act amends the SBA loan program, which the Bank participates in, to create a guaranteed, unsecured loan program, the PPP, to fund compensation and certain other eligible operational costs of eligible businesses, organizations and self-employed persons during COVID-19. Nearly $660 billion in funds have been authorized for the PPP, which the SBA will use to guarantee 100% of the amounts loaned under the PPP by lenders to eligible small businesses, nonprofits, veterans organizations, and tribal businesses. The Company is a participating lender in the PPP.
Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.
Debt Guarantees, Account Insurance Increase, and Temporary Lending Limit Relief. The CARES Act also authorized several key initiatives directly applicable to federal bank regulatory authorities, including (i) the establishment of a program by the FDIC to guarantee the debt obligations of solvent insured depository institutions and their affiliates (including their holding companies) through December 31, 2020, (ii) an increase by the FDIC and the National Credit Union Association to the insurance coverage on any non-interest-bearing transaction accounts through December 31, 2020, and (iii) the waiver by the OCC of single borrower lending limits for national banks and federal savings associations until the earlier of the termination date of the coronavirus national emergency declaration and December 31, 2020.
Federal Reserve Programs and Initiatives
The CARES Act encourages the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities, including (i) a Midsize Business/Nonprofit Organization Program to provide financing to banks and other lenders to make direct loans to eligible businesses and nonprofit organizations with between 500 and 10,000 employees and (ii) the Municipal Liquidity Facility, provide liquidity to the financial system that supports states and municipalities. On April 9, 2020, the Federal Reserve announced and solicited comments regarding the Main Street Lending Program, which would implement certain of these recommendations. Further action regarding the Main Street Lending Program is expected soon.
Separately and in response to COVID-19, the Federal Reserve’s Federal Open Market Committee (FOMC) has set the federal funds target rate – i.e., the interest rate at which depository institutions such as the Bank lend reserve balances to other depository institutions overnight on an uncollateralized basis – to an historic low. On March 16, 2020, the FOMC set the federal funds target rate at 0-0.25%. Consistent with Federal Reserve policy, the Federal Reserve has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC. The Federal Reserve has also announced an interim final rule to amend Regulation D to delete the six-per-month transfer limit for savings deposits. The interim final rule allows depository institutions such as Webster Bank to suspend enforcement of the six-per-month transfer limit and to allow their customers to make an unlimited number of transfers and withdrawals from their savings deposits during this difficult economic time. Accordingly, Webster Bank has chosen to temporarily suspend enforcement of the six-per-month transfer limit.
In addition, the Federal Reserve has expanded the size and scope of three existing programs to mitigate the economic impact of the COVID-19 outbreak: (i) the Primary Market Corporate Credit Facility; (ii) the Secondary Market Corporate Credit Facility; and (iii) the Term Asset-Backed Securities Loan Facility. The Federal Reserve has also established two new program facilities – the Money Market Mutual Fund Liquidity Facility and the Commercial Paper Funding Facility – to broaden its support for the flow of credit to households and businesses during COVID-19.
Temporary Regulatory Capital Relief related to Impact of CECL
Concurrent with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule to provide banking organizations that are required to implement CECL before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. The Company has elected this capital relief and will delay the regulatory capital impact of adopting CECL during the first quarter of 2020.

Temporary Bank Secrecy Act (BSA) Reporting Relief
The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) has provided targeted relief from certain BSA reporting requirements and has provided updated guidance to financial institutions on complying with such requirements during COVID-19. Specifically, FinCEN has (i) granted targeted relief to financial institutions participating in the PPP, stating that PPP loans to existing customers will not require re-verification under applicable BSA requirements, unless re-verification is otherwise required under the financial institution’s risk-based BSA compliance program, (ii) acknowledged that there may be “reasonable delays in compliance” due to COVID-19, and (iii) temporarily suspended implementation of its February 2020 ruling, which would have entailed significant changes to currency transaction reporting filing requirements for transactions involving sole proprietorship and entities operating under a “doing business as” or other assumed name.
Separately, the OCC issued OCC Bulletin 2020-34 in support of the FinCEN Statement and encouraged all national banks to follow a risk-based approach to their BSA compliance programs. The OCC also confirmed that it will consider the actions taken by a national bank to protect and assist employees, customers and others in response to the COVID-19 pandemic when evaluating the bank’s BSA compliance program, including any reasonable delays in BSA report filings, beneficial ownership verification or re-verification, and other risk management processes.

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$198,458	$185,341
Interest-bearing deposits	69,482	72,554
Investment securities available-for-sale, at fair value	3,016,631	2,925,833
Investment securities held-to-maturity (fair value of $5,642,527 and $5,380,653)	5,486,206	5,293,918
Allowance for credit losses on investment securities held-to-maturity	(312)	—
Investment securities held-to-maturity, net	5,485,894	5,293,918
Federal Home Loan Bank and Federal Reserve Bank stock	141,327	149,046
Loans held for sale (valued under fair value option $22,147 and $35,750)	22,448	36,053
Loans and leases	20,891,524	20,036,986
Allowance for credit losses on loans and leases	(334,931)	(209,096)
Loans and leases, net	20,556,593	19,827,890
Deferred tax assets, net	80,318	61,975
Premises and equipment, net	268,420	270,413
Goodwill	538,373	538,373
Other intangible assets, net	20,955	21,917
Cash surrender value of life insurance policies	554,231	550,651
Accrued interest receivable and other assets	701,744	455,380
Total assets	$31,654,874	$30,389,344
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$4,883,436	$4,446,463
Interest-bearing	19,630,401	18,878,283
Total deposits	24,513,837	23,324,746
Securities sold under agreements to repurchase and other borrowings	1,262,749	1,040,431
Federal Home Loan Bank advances	1,773,399	1,948,476
Long-term debt	571,212	540,364
Operating lease liabilities	177,061	174,396
Accrued expenses and other liabilities	266,374	153,161
Total liabilities	28,564,632	27,181,574
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $0.01 par value; Authorized - 200,000,0000 shares:
Issued (93,686,311 shares)	937	937
Paid-in capital	1,101,324	1,113,250
Retained earnings	2,009,541	2,061,352
Treasury stock, at cost (3,514,769 and 1,659,749 shares)	(141,797)	(76,734)
Accumulated other comprehensive loss, net of tax	(24,800)	(36,072)
Total shareholders' equity	3,090,242	3,207,770
Total liabilities and shareholders' equity	$31,654,874	$30,389,344
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2020	2019
Interest Income:
Interest and fees on loans and leases	$216,187	$228,764
Taxable interest and dividends on investments	52,622	51,876
Non-taxable interest on investment securities	5,486	5,402
Loans held for sale	175	148
Total interest income	274,470	286,190
Interest Expense:
Deposits	27,843	31,020
Securities sold under agreements to repurchase and other borrowings	3,730	2,752
Federal Home Loan Bank advances	6,869	7,785
Long-term debt	5,227	3,082
Total interest expense	43,669	44,639
Net interest income	230,801	241,551
Provision for credit losses	76,000	8,600
Net interest income after provision for credit losses	154,801	232,951
Non-interest Income:
Deposit service fees	42,570	43,024
Loan and lease related fees	6,496	7,819
Wealth and investment services	8,739	7,651
Mortgage banking activities	2,893	764
Increase in cash surrender value of life insurance policies	3,580	3,584
Gain on sale of investment securities, net	8	—
Other income	9,092	5,770
Total non-interest income	73,378	68,612
Non-interest Expense:
Compensation and benefits	101,887	97,785
Occupancy	14,485	14,696
Technology and equipment	27,837	25,697
Intangible assets amortization	962	962
Marketing	3,502	3,328
Professional and outside services	5,663	6,048
Deposit insurance	4,725	4,430
Other expense	19,775	22,740
Total non-interest expense	178,836	175,686
Income before income tax expense	49,343	125,877
Income tax expense	11,144	26,141
Net income	38,199	99,736
Preferred stock dividends and other	(2,178)	(2,187)
Earnings applicable to common shareholders	$36,021	$97,549

Earnings per common share:
Basic	$0.40	$1.06
Diluted	0.39	1.06
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(In thousands)	2020	2019
Net income	$38,199	$99,736
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(15,689)	27,559
Derivative instruments	26,232	196
Defined benefit pension and other postretirement benefit plans	729	1,056
Other comprehensive (loss) income, net of tax	11,272	28,811
Comprehensive income	$49,471	$128,547
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended March 31, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2019	$145,037	$937	$1,113,250	$2,061,352	$(76,734)	$(36,072)	$3,207,770
Cumulative effect of changes in accounting principles	—	—	—	(51,213)	—	—	(51,213)
Net income	—	—	—	38,199	—	—	38,199
Other comprehensive income, net of tax	—	—	—	—	—	11,272	11,272
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,828)	—	—	(36,828)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	(11,821)	—	14,430	—	2,609
Exercise of stock options	—	—	(105)	—	223	—	118
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,160)	—	(3,160)
Common stock repurchase program	—	—	—	—	(76,556)	—	(76,556)
Balance at March 31, 2020	$145,037	$937	$1,101,324	$2,009,541	$(141,797)	$(24,800)	$3,090,242

	At or for the three months ended March 31, 2019
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2018	$145,037	$937	$1,114,394	$1,828,303	$(71,504)	$(130,652)	$2,886,515
Cumulative effect of changes in accounting principles	—	—	—	(515)	—	—	(515)
Net income	—	—	—	99,736	—	—	99,736
Other comprehensive income, net of tax	—	—	—	—	—	28,811	28,811
Common stock dividends/equivalents $0.33 per share	—	—	—	(30,589)	—	—	(30,589)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	—	904	2,072	—	2,976
Exercise of stock options	—	—	(1,287)	—	1,691	—	404
Common shares acquired from stock compensation plan activity	—	—	—	—	(6,111)	—	(6,111)
Common stock repurchase program	—	—	—	—	(13,003)	—	(13,003)
Balance at March 31, 2019	$145,037	$937	$1,113,107	$1,895,870	$(86,855)	$(101,841)	$2,966,255
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2020	2019
Operating Activities:
Net income	$38,199	$99,736
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	76,000	8,600
Deferred tax (benefit) expense	(6,518)	9,939
Depreciation and amortization	9,063	9,636
Amortization of premiums/discounts, net	10,345	10,604
Stock-based compensation	2,609	2,976
Gain on sale, net of write-down, on foreclosed and repossessed assets	(363)	(457)
Loss on sale, net of write-down, on premises and equipment	100	446
Gain on the sale of investment securities, net	(8)	—
Increase in cash surrender value of life insurance policies	(3,580)	(3,584)
Gain from life insurance policies	(6)	(64)
Mortgage banking activities	(2,893)	(764)
Proceeds from sale of loans held for sale	75,594	20,613
Origination of loans held for sale	(59,562)	(33,168)
Net change in right-of-use lease assets	(2,660)	(654)
Net increase in derivative contract assets net of liabilities	(189,718)	(45,896)
Net decrease (increase) in accrued interest receivable and other assets	5,447	(23,004)
Net increase (decrease) in accrued expenses and other liabilities	(13,637)	(11,625)
Net cash (used for) provided by operating activities	(61,588)	43,334
Investing Activities:
Purchases of available-for-sale investment securities	(122,353)	(126,717)
Proceeds from available-for-sale investment securities maturities/principle repayments	124,848	81,858
Proceeds from sales of available for sale investment securities	8,963	—
Purchases of held-to-maturity investment securities	(371,935)	(269,670)
Proceeds from held-to-maturity investment securities maturities/principle repayments	172,032	108,732
Net proceeds from Federal Home Loan Bank stock	7,719	42,612
Alternative investments capital call, net	(2,192)	(700)
Net increase in loans	(863,351)	(361,881)
Proceeds from loans not originated for sale	390	4,395
Proceeds from life insurance policies	750	2,270
Proceeds from the sale of foreclosed and repossessed assets	2,636	5,561
Additions to premises and equipment	(3,548)	(5,963)
Net cash used for investing activities	(1,046,041)	(519,503)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2020	2019
Financing Activities:
Net increase in deposits	1,188,728	890,903
Proceeds from Federal Home Loan Bank advances	2,950,000	1,400,000
Repayments of Federal Home Loan Bank advances	(3,125,077)	(2,275,078)
Net increase in securities sold under agreements to repurchase and other borrowings	222,318	106,191
Issuance of long-term debt	—	300,000
Debt issuance costs	—	(3,642)
Dividends paid to common shareholders	(36,728)	(30,366)
Dividends paid to preferred shareholders	(1,969)	(1,969)
Exercise of stock options	118	404
Common stock repurchase program	(76,556)	(13,003)
Common shares purchased related to stock compensation plan activity	(3,160)	(6,111)
Net cash provided by financing activities	1,117,674	367,329
Net increase (decrease) in cash and cash equivalents	10,045	(108,840)
Cash and cash equivalents at beginning of period	257,895	329,499
Cash and cash equivalents at end of period	$267,940	$220,659

Supplemental disclosure of cash flow information:
Interest paid	$50,327	$43,372
Income taxes paid	4,928	4,274
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$2,627	$3,735
Transfer of loans from loans and leases to loans-held-for-sale	214	436
Right-of-use lease assets recorded upon ASU adoption	—	157,234
Lessee operating lease liabilities recorded upon ASU adoption	—	178,802

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation (the Holding Company) is a bank holding company and financial holding company under the Bank Holding Company Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. Webster Bank, National Association (Webster Bank) is the principal consolidated subsidiary of Webster Financial Corporation. Webster Bank and its HSA Bank division deliver a wide range of banking, investment, and financial services to individuals, families, and businesses.
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
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with U.S. GAAP. The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and related Notes, for the year ended December 31, 2019, included in our Form 10-K filed with the SEC. There have been changes to the Company's significant accounting policies since December 31, 2019. The impacted policies are described within the Recently Adopted Accounting Standards Updates section of this note.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had an immaterial effect on the Company's consolidated financial statements.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as income and expense during the reporting period. Economic and market assumptions are key factors in developing estimates. Declining economic activity and volatile market conditions related to the COVID-19 pandemic have impacted and may continue to impact accounting estimates. Actual results could differ significantly from assumptions previously used resulting in material changes for impacted accounting estimates in future periods. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the full year or any future period.
Recently Adopted Accounting Standards Updates
Effective January 1, 2020, the following new accounting guidance was adopted by the Company:
ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.
The Update provides optional expedients and exceptions available to contracts, hedging relationships, and other transactions affected by reference rate reform. In addition to expedients for contract modifications, the Update allows for a one-time transfer or sale of held-to-maturity securities that reference an eligible rate. The Company will consider this one-time securities transfer along with other expedients available under the Update as the Company proceeds with reference rate reform activities. For additional information on reference rate reform refer to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2019.
The Update became effective during the first quarter 2020, and applies to contract modifications and amendments made as of the beginning of the reporting period including the Update issuance date, March 12, 2020, and applies through December 31, 2022. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.
ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.
The Update amends guidance on credit losses, hedge accounting, and recognition and measurement of financial instruments. The changes provide clarifications and codification improvements in relation to recently issued accounting updates. The amendments to the guidance on credit losses are considered in the paragraphs below related to our adoption of ASU 2016-13, and has been adopted concurrently with those Updates.
The Company adopted the Update during the first quarter 2020 on a prospective basis. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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
The Company adopted the Update during the first quarter 2020 on a prospective basis to all implementation costs incurred after the date of adoption. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.
ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.
The Update modifies the disclosure requirements for fair value measurements. The updated guidance no longer requires entities to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. However, it requires public companies to disclose changes in unrealized gains and losses for the period included in other comprehensive income (OCI) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements.
The Company adopted the Update during the first quarter 2020 on a prospective basis. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.
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
The Update changes current guidance by eliminating the second step of the goodwill impairment analysis which involves calculating the implied fair value of goodwill determined in the same manner as the amount of goodwill recognized in a business combination upon acquisition. Entities still have the option to first perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
The Company adopted the Update during the first quarter 2020 on a prospective basis. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments and subsequent ASUs issued to clarify this Topic.
The Updates replace the existing incurred loss approach for recognizing credit losses with a new credit loss methodology known as the current expected credit loss (CECL) model. The CECL methodology requires earlier recognition of credit losses using a lifetime credit loss measurement approach for financial assets carried at amortized cost. The Updates also revised the accounting for credit losses on available-for-sale debt securities, which is outside the scope of the CECL methodology.
The CECL accounting model applies to all assets measured at amortized cost including loans, net investments in leases, off balance sheet credit exposures, and held-to-maturity debt securities. CECL requires recognition of credit losses at purchase or origination using a lifetime credit loss measurement approach. The allowance for credit losses is based on the composition, characteristics, and credit quality of the loan and securities portfolios as of the reporting date and includes consideration of current economic conditions and reasonable and supportable forecasts at that date. The CECL methodology also requires consideration of a broader range of reasonable and supportable information to determine the allowance for credit losses including economic forecasts.
Allowance for credit losses on loans and leases. Under CECL the Company determines its allowance for credit losses on loans and leases collectively, using pools of assets with similar risk characteristics. Loans that no longer match the risk profile of the pool are individually assessed for credit losses. Collective assessments are performed based on two portfolio segments, commercial loans and leases, and consumer loans. Expected losses within the commercial and consumer portfolios are collectively assessed using PD/LGD models based on the portfolio or class of financing receivable.
The Company’s lifetime credit loss models are based on historical data and incorporate forecasts of macroeconomic variables, expected prepayments and recoveries. Outside of the model, non-economic qualitative factors are applied to further refine the expected loss calculation for each portfolio. A two year reasonable and supportable forecast period is currently used for all loan and lease portfolios. The expected loss models revert to historical loss rates on a linear basis over a one year period.

When the risk characteristics of a loan no longer match the characteristics of the collective pool, the loan is removed from the pool and individually assessed for credit losses. Generally, all non-accrual loans, TDRs, potential TDRs, loans with a charge-off, and collateral dependent loans are individually assessed.
The individual assessment for credit impairment is generally based on a discounted cash flow approach unless the asset is collateral dependent. A loan is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans are individually assessed and the expected credit loss is based on the fair value of the collateral. The fair value is reduced for estimated costs to sell if the value of the collateral is expected to be realized through sale.
The Company has elected to present accrued interest receivable separately from the amortized cost basis on the balance sheet and is not estimating an allowance for credit loss on accrued interest. This election applies to loans and leases as well as debt securities. The Company's non-accrual policies have not changed as a result of adopting the Updates.
Allowance for credit losses on investment securities held-to-maturity. Held-to-maturity debt securities follow the CECL accounting model. Expected losses are calculated on a pooled basis using statistical models which include forecasted scenarios of future economic conditions. The forecasts revert to long-run loss rates implicitly through the economic scenario, generally over three years. If the risk of an held-to-maturity debt security no longer matches the collective assessment pool, it is removed and individually assessed for credit deterioration. A zero credit loss assumption is maintained for U.S. Treasuries and agency-backed securities in both the held-to-maturity and available-for-sale portfolios. The zero loss assumption is re-considered on a quarterly basis to ensure it is still appropriate.
Securities are placed on non-accrual status when collection of principal and interest in accordance with contractual terms is doubtful, generally when principal or interest payments become 90 days delinquent unless the security is well secured and in process of collection, or sooner if management concludes circumstances indicate that the borrower may be unable to meet contractual principal or interest payments.
Allowance for credit losses on unfunded loan commitments. Accounting for unfunded loan commitments also follows the CECL model, with an allowance recorded on commitments that are not unconditionally cancellable by the Company. The calculation of the allowance includes the probability of funding to occur and a corresponding estimate of expected lifetime credit losses on amounts assumed to be funded. The allowance for credit losses on unfunded loan commitments is included in accrued expenses and other liabilities on the consolidated balance sheet and the related credit expense is recorded in other non-interest expense in the consolidated statements of income.
Accounting for available-for-sale debt securities. The Updates revised the accounting for available-for-sale debt securities by eliminating the other-than-temporary impairment model, and requiring credit losses be presented as an allowance rather than a direct write-down of available-for-sale debt securities under certain circumstances. Available-for-sale debt securities continue to be recorded at fair value with changes in fair value reflected in OCI. When the fair value of an available-for-sale debt security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to earnings with a corresponding allowance for credit losses, limited to the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. Available-for-sale debt securities follow the same non-accrual policy as held-to-maturity debt securities. When the Company intends to sell an impaired available-for-sale debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in earnings with no corresponding allowance for credit losses.
Impact of Adoption. The Company adopted the Updates during the first quarter 2020, using the modified retrospective method. Upon adoption, the Company recorded an increase in its allowance for credit losses as a cumulative effect adjustment. This adjustment, net of tax, reduced the Company's beginning total shareholders' equity at January 1, 2020. Upon adoption, the Company's allowance for credit losses reflected all credit losses expected over the lifetime of the Company's financial assets held at amortized cost. The total increase in allowance and corresponding decrease in equity did not have a material impact to the Company's regulatory capital amounts and ratios. Periods prior to January 1, 2020, are reported in accordance with previously applicable GAAP.

The impact of the January 1, 2020, adoption entry is summarized in the table below:

	December 31, 2019		January 1, 2020
(In thousands)	Pre-ASC 326 Adoption	Impact of Adoption	Reported Under ASC 326
Assets:
Allowance for credit losses on investment securities held-to-maturity	$—	$(397)	$(397)
Allowance for credit losses on loans and leases	(209,096)	(57,568)	(266,664)
Deferred tax assets, net	61,975	15,891	77,866

Liabilities and shareholders' equity:
Accrued expenses and other liabilities	153,161	9,139	162,300
Retained earnings	2,061,352	(51,213)	2,010,139
For additional information on accounting for credit losses refer to Note 3: Investment Securities and Note 4: Loans and Leases.
Accounting Standards Issued But Not Yet Adopted
The following new accounting guidance, applicable to the Company, has been issued by the Financial Accounting Standards Board (FASB) but is pending adoption:
ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.
The Update provides simplification to the accounting for income taxes related to a variety of topics and makes minor codification improvements. Changes include a requirement that the effects of an enacted change in tax law be reflected in the computation of the annual effective tax rate in the first interim period that includes the enactment date of the new legislation.
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
Loan Modifications Under the CARES Act and Interagency Statement
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) Section 4013, and the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.
On March 27, 2020, the CARES Act, which provides relief from certain requirements under GAAP, was signed into law. Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under ASC 310-40 in certain situations.
In addition, on April 7, 2020, certain regulatory banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. The interagency statement was originally issued on March 22, 2020, but was revised to address the relationship between their original TDR guidance and the guidance in Section 4013 of the CARES Act.
To qualify for TDR accounting and disclosure relief under the CARES Act, the applicable loan must not have been more than 30 days past due as of December 31, 2019, and the modification must be executed during the period beginning on March 1, 2020, and ending on the earlier of December 31, 2020, or the date that is 60 days after the termination date of the national emergency declared by the president on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19. The CARES Act applies to modifications made as a result of COVID-19 including: forbearance agreements, interest rate modifications, repayment plans, and other arrangements to defer or delay payment of principal or interest.
The interagency statement does not require the modification to be completed within a certain time period if it is related to COVID-19 and the loan was not more than 30 days past due as of the date of the Company’s implementation of its modification programs. Moreover, the interagency statement applies to short-term modifications including payment deferrals, fee waivers, extensions of repayment terms, or other insignificant payment delays as a result of COVID-19.
The Company will apply section 4013 of the CARES Act and the interagency statement in connection with applicable modifications. For modifications that qualify under either the CARES Act or the interagency statement, TDR accounting and reporting is suspended through the period of the modification; however, the Company will continue to apply its existing non-accrual policies including consideration of the loan's past due status which is determined on the basis of the contractual terms of the loan. Once a loan has been contractually modified, the past due status is generally based on the updated terms including payment deferrals.

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
The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in accrued interest receivable and other assets, and accrued expenses and other liabilities, respectively, on the consolidated balance sheet. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits, in the consolidated income statement. Refer to Note 14: Fair Value Measurements for additional information.
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
At March 31, 2020 and December 31, 2019, the aggregate carrying value of the Company's tax credit-finance investments was $41.2 million and $42.5 million, respectively, which represents the Company's maximum exposure to loss. At both March 31, 2020 and December 31, 2019, unfunded commitments have been recognized, totaling $15.1 million and are included in accrued expenses and other liabilities on the consolidated balance sheet.
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
At March 31, 2020 and December 31, 2019, the aggregate carrying value of the Company's other non-marketable investments in VIEs was $23.7 million and $21.8 million, respectively, and the total exposure of the Company's other non-marketable investments in VIEs, including unfunded commitments, was $70.2 million and $64.2 million, respectively. Refer to Note 14: Fair Value Measurements for additional information.
The Company's equity interests in Other Non-Marketable Investments, as well as Tax Credit-Finance Investments and Webster Statutory Trust, are included in accrued interest receivable and other assets in the consolidated balance sheet. For a description of the Company's accounting policy regarding the consolidation of VIEs, refer to Note 1 to the Consolidated Financial Statements included in its Form 10-K, for the year ended December 31, 2019.

Note 3: Investment Securities
Held-to-Maturity Securities
A summary of the amortized cost, fair value, and allowance for credit losses on investment securities held-to-maturity is presented below:

	At March 31, 2020
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance (2)	Net Carrying Value
Agency CMO	$156,087	$4,738	$—	$160,825	$—	$156,087
Agency MBS	2,896,651	95,436	(253)	2,991,834	—	2,896,651
Agency CMBS	1,450,800	21,003	(623)	1,471,180	—	1,450,800
Municipal bonds and notes	739,531	35,184	(86)	774,629	312	739,219
CMBS	243,137	1,704	(782)	244,059	—	243,137
Held-to-maturity securities	$5,486,206	$158,065	$(1,744)	$5,642,527	$312	$5,485,894

	At December 31, 2019
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance (2)	Net Carrying Value
Agency CMO	$167,443	$1,123	$(1,200)	$167,366	$—	$167,443
Agency MBS	2,957,900	60,602	(8,733)	3,009,769	—	2,957,900
Agency CMBS	1,172,491	6,444	(5,615)	1,173,320	—	1,172,491
Municipal bonds and notes	740,431	32,709	(21)	773,119	—	740,431
CMBS	255,653	2,278	(852)	257,079	—	255,653
Held-to-maturity securities	$5,293,918	$103,156	$(16,421)	$5,380,653	$—	$5,293,918

(1)Amortized cost excludes accrued interest receivable of $18.3 million and $21.8 million at March 31, 2020 and December 31, 2019, respectively, which is included in accrued interest and other assets in the consolidated balance sheet.
(2)The Company adopted the new accounting standard for credit losses on January 1, 2020. For periods subsequent to adoption Allowance is calculated under the CECL methodology and the resulting provision includes expected credit losses on held-to-maturity securities. The prior period did not have an allowance under applicable GAAP for that period.
Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed and therefore, assumed to be zero loss. Securities with unrealized losses and no allowance are considered to be of high credit quality, and therefore, no credit loss as of March 31, 2020. The current unrealized loss position of certain agency securities and non-agency CMBS with no credit loss allowance can be attributed to the changing interest rate environment. An allowance for credit losses on investment securities held-to-maturity of $312 thousand has been recorded for certain Municipal bonds and notes to account for expected lifetime credit loss. Expected lifetime credit loss on investment securities held-to-maturity is primarily attributed to securities not rated.
The following table summarizes the activity in the allowance for credit losses on investment securities held-to-maturity:

Three months ended
March 31, 2020
(In thousands)	Municipal bonds and notes
Balance beginning of period	$—
Adoption of ASU No. 2016-13 (CECL)	397
Recovery of credit losses	(85)
Balance end of period	$312

Credit Quality Information
The Company monitors the credit quality of held-to-maturity debt securities through credit ratings by Standard & Poor's Rating Services (S&P), Moody's Investor Services (Moody's), Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. Securities shown below that are not rated are backed by U.S. Treasury obligations, and credit quality indicators are updated at each quarter end.
The following table summarizes credit ratings for amortized cost of held-to-maturity debt securities according to their lowest public credit rating as of March 31, 2020:

	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMOs	$—	$156,087	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,896,651	—	—	—	—	—	—	—
Agency CMBS	—	1,450,800	—	—	—	—	—	—	—
Municipal bonds and notes	210,496	139,502	207,227	126,623	42,265	8,671	2,066	285	2,396
CMBS	243,137	—	—	—	—	—	—	—	—
Total held-to-maturity	$453,633	$4,643,040	$207,227	$126,623	$42,265	$8,671	$2,066	$285	$2,396

As of March 31, 2020, none of the held-to-maturity investment securities were in non-accrual status.
Contractual Maturities
The amortized cost and fair value of held-to-maturity debt securities by contractual maturity are set forth below:

	At March 31, 2020
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,084	$1,088
Due after one year through five years	5,273	5,452
Due after five through ten years	266,866	274,217
Due after ten years	5,212,983	5,361,770
Total held-to-maturity debt securities	$5,486,206	$5,642,527
For the maturity schedule above, investment securities which are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.

Available-for-Sale Securities
A summary of the amortized cost and fair value of available-for-sale securities is presented below:

	At March 31, 2020
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$197,019	$7,839	$(28)	$204,830
Agency MBS	1,565,689	47,875	(746)	1,612,818
Agency CMBS	693,371	4,765	(454)	697,682
CMBS	453,879	—	(44,856)	409,023
CLO	89,015	12	(7,629)	81,398
Corporate debt	14,538	—	(3,658)	10,880
Available-for-sale securities	$3,013,511	$60,491	$(57,371)	$3,016,631

	At December 31, 2019
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$184,500	$2,218	$(917)	$185,801
Agency MBS	1,580,743	35,456	(4,035)	1,612,164
Agency CMBS	587,974	513	(6,935)	581,552
CMBS	432,085	38	(252)	431,871
CLO	92,628	45	(468)	92,205
Corporate debt	23,485	—	(1,245)	22,240
Available-for-sale securities	$2,901,415	$38,270	$(13,852)	$2,925,833
(1)Amortized cost excludes accrued interest receivable of $7.7 million and $8.1 million at March 31, 2020 and December 31, 2019, respectively, which is included in accrued interest and other assets in the consolidated balance sheet.
(2)Fair value represents net carrying value as there is no allowance for credit losses recorded on investment securities available-for-sale, as the securities are high credit quality, investment grade.
Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual available-for-sale securities with an unrealized loss, for which an allowance for credit losses on investment securities available-for-sale has not been recorded, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At March 31, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$—	$—	$10,682	$(28)	1	$10,682	$(28)
Agency MBS	34,313	(180)	60,837	(566)	38	95,150	(746)
Agency CMBS	145,948	(454)	—	—	10	145,948	(454)
CMBS	402,409	(43,971)	6,615	(885)	45	409,024	(44,856)
CLO	61,708	(4,592)	15,663	(3,037)	4	77,371	(7,629)
Corporate debt	3,400	(856)	7,480	(2,802)	3	10,880	(3,658)
Available-for-sale in unrealized loss position	$647,778	$(50,053)	$101,277	$(7,318)	101	$749,055	$(57,371)

	At December 31, 2019
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$36,447	$(352)	$32,288	$(565)	9	$68,735	$(917)
Agency MBS	41,408	(193)	299,674	(3,842)	79	341,082	(4,035)
Agency CMBS	174,406	(1,137)	357,717	(5,798)	34	532,123	(6,935)
CMBS	355,260	(232)	7,480	(20)	29	362,740	(252)
CLO	—	—	43,232	(468)	2	43,232	(468)
Corporate debt	—	—	22,240	(1,245)	4	22,240	(1,245)
Available-for-sale in unrealized loss position	$607,521	$(1,914)	$762,631	$(11,938)	157	$1,370,152	$(13,852)

Unrealized losses on available-for-sale debt securities presented in the previous table have not been recognized in the consolidated statements of income because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Fair value is expected to recover as the securities approach maturity. As of March 31, 2020, none of the available-for-sale investment securities were in non-accrual status.
Contractual Maturities
The amortized cost and fair value of available-for-sale debt securities by contractual maturity are set forth below:

	At March 31, 2020
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five through ten years	270,170	244,659
Due after ten years	2,743,341	2,771,972
Total available-for-sale debt securities	$3,013,511	$3,016,631
For the maturity schedule above, investment securities which are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.
Sales of Available-for Sale Investment Securities

For the three months ended March 31, 2020, proceeds from sales of available-for-sale securities were $9.0 million. These sales produced realized gains of $8 thousand. There were no sales during the three months ended March 31, 2019.
Other Information
At March 31, 2020, the Company had a carrying value of $1.2 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. The Company considers this prepayment risk in the evaluation of its interest rate risk profile.
Investment securities with a carrying value totaling $4.0 billion at March 31, 2020 and $2.7 billion at December 31, 2019 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At March 31, 2020	At December 31, 2019
Commercial non-mortgage	$5,838,673	$5,296,611
Asset-based	1,180,328	1,046,886
Commercial real estate	6,122,474	5,949,339
Equipment financing	546,946	537,341
Total commercial portfolio	13,688,421	12,830,177
Residential	4,991,512	4,972,685
Home equity	1,992,372	2,014,544
Other consumer	219,219	219,580
Total consumer portfolio	7,203,103	7,206,809
Loans and leases (1) (2) (3)	$20,891,524	$20,036,986
(1)Loan balances include net deferred fees/costs and net premiums/discounts of $19.7 million and $17.6 million at March 31, 2020 and December 31, 2019, respectively.
(2)At March 31, 2020 the Company had pledged $7.7 billion of eligible loans as collateral to support borrowing capacity at the Federal Home Loan Bank (FHLB) of Boston and the Federal Reserve Bank (FRB) of Boston.
(3)Loan balances exclude accrued interest receivable of $61.5 million and $59.0 million at March 31, 2020 and December 31, 2019, respectively, which is included in accrued interest and other assets in the consolidated balance sheet.
Equipment financing includes net investment in leases of $179.1 million at March 31, 2020. Total undiscounted cash flows to be received from the Company's net investment in leases are $194.5 million at March 31, 2020 and are primarily due within the next five years. The Company's lessor activity has recognized interest income of $1.5 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.
Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At March 31, 2020
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$3,303	$515	$75	$65,139	$69,032	$5,769,641	$5,838,673
Asset-based	—	—	—	137	137	1,180,191	1,180,328
Commercial real estate	2,222	—	—	12,910	15,132	6,107,342	6,122,474
Equipment financing	3,922	483	—	8,950	13,355	533,591	546,946
Residential	7,603	4,232	—	42,465	54,300	4,937,212	4,991,512
Home equity	8,230	4,462	—	31,796	44,488	1,947,884	1,992,372
Other consumer	1,230	791	—	1,033	3,054	216,165	219,219
Total	$26,510	$10,483	$75	$162,430	$199,498	$20,692,026	$20,891,524

	At December 31, 2019
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$2,094	$617	$—	$59,369	$62,080	$5,234,531	$5,296,611
Asset-based	—	—	—	139	139	1,046,747	1,046,886
Commercial real estate	1,256	454	—	11,563	13,273	5,936,066	5,949,339
Equipment financing	5,493	292	—	5,433	11,218	526,123	537,341
Residential	7,166	6,441	—	43,193	56,800	4,915,885	4,972,685
Home equity	8,267	5,551	—	30,170	43,988	1,970,556	2,014,544
Other consumer	4,269	807	—	1,192	6,268	213,312	219,580
Total	$28,545	$14,162	$—	$151,059	$193,766	$19,843,220	$20,036,986

The following table provides additional detail related to loans and leases on non-accrual status:

	At March 31, 2020		At December 31, 2019
(In thousands)	Nonaccrual	Nonaccrual With No Allowance	Nonaccrual	Nonaccrual With No Allowance
Commercial non-mortgage	$65,139	$33,604	$59,369	$13,584
Asset-based	137	—	139	—
Commercial real estate	12,910	5,654	11,563	4,717
Equipment financing	8,950	564	5,433	2,159
Total commercial portfolio	87,136	39,822	76,504	20,460
Residential	42,465	33,779	43,193	19,271
Home equity	31,796	24,159	30,170	15,195
Other consumer	1,033	65	1,192	—
Total consumer portfolio	75,294	58,003	74,555	34,466
Total	$162,430	$97,825	$151,059	$54,926
Interest income on non-accrual loans for the three months ended March 31, 2020 and the three months ended March 31, 2019 for residential was $0.3 million for both periods and for home equity was $0.5 million and $0.4 million, respectively.
Interest on non-accrual loans and leases that would have been recorded as additional interest income had the loans and leases been current in accordance with the original terms totaled $3.3 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively.
Refer to Note 1 to the Consolidated Financial Statements included in the Company's Form 10-K, for the year ended December 31, 2019, for details of non-accrual policies.
Allowance for Credit Losses on Loans and Leases
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, ACL on loans and leases:

	At or for the three months ended March 31, 2020			At or for the three months ended March 31, 2019
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$161,669	$47,427	$209,096	$164,073	$48,280	$212,353
Adoption of ASU No. 2016-13 (CECL)	34,024	23,544	57,568	—	—	—
Provision charged to expense	71,243	4,842	76,085	7,990	610	8,600
Charge-offs	(5,574)	(4,587)	(10,161)	(8,810)	(4,223)	(13,033)
Recoveries	564	1,779	2,343	804	2,665	3,469
Balance, end of period	$261,926	$73,005	$334,931	$164,057	$47,332	$211,389
Individually evaluated for impairment	$8,235	$4,777	$13,012	$8,262	$5,543	$13,805
Collectively evaluated for impairment	$253,691	$68,228	$321,919	$155,795	$41,789	$197,584

Loan and lease balances:
Individually evaluated for impairment	$177,012	$155,105	$332,117	$133,203	$141,173	$274,376
Collectively evaluated for impairment	13,511,409	7,047,998	20,559,407	11,709,564	6,830,350	18,539,914
Loans and leases	$13,688,421	$7,203,103	$20,891,524	$11,842,767	$6,971,523	$18,814,290

Credit Quality Indicators. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the PD and the LGD. The Company's credit risk grading system has not changed with the adoption of CECL. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of loss. Grades (1)-(6) are considered pass ratings, and (7)-(10) are considered criticized as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrowers’ current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.
A (7) "Special Mention" credit has the potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. A (8) "Substandard" asset has a well-defined weakness that jeopardizes the full repayment of the debt. An asset rated (9) "Doubtful" has all of the same weaknesses as a substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as (10) "Loss" in accordance with regulatory guidelines are considered uncollectible and charged off.
For residential and consumer loans, the most relevant credit characteristic is FICO score. FICO scores are a widely used credit score and range from 300 to 850. A lower FICO score is indicative of higher credit risk. FICO scores are updated at least quarterly.

The following table summarizes commercial, commercial real estate, and equipment financing loans and leases segregated by origination year and risk rating exposure under the Composite Credit Risk Profile grades as of March 31, 2020:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage
Pass	$430,104	$1,385,259	$1,117,948	$608,794	$324,107	$334,448	$1,322,658	$5,523,318
Special mention	—	12,935	7,306	15,837	—	9,014	3,703	48,795
Substandard	1,014	35,271	40,267	55,992	22,609	40,292	67,257	262,702
Doubtful	—	3,378	—	480	—	—	—	3,858
Total commercial non-mortgage	431,118	1,436,843	1,165,521	681,103	346,716	383,754	1,393,618	5,838,673
Asset-based
Pass	—	24,171	21,757	14,218	11,445	24,754	1,011,753	1,108,098
Special mention	—	2,333	850	—	—	1,613	32,686	37,482
Substandard	—	—	—	—	—	—	34,748	34,748
Total asset-based	—	26,504	22,607	14,218	11,445	26,367	1,079,187	1,180,328
Commercial real estate
Pass	319,742	1,493,595	1,304,836	671,838	678,616	1,521,662	41,126	6,031,415
Special mention	—	—	22,684	3,865	567	3,240	—	30,356
Substandard	—	—	529	23,053	2,178	34,943	—	60,703
Total commercial real estate	319,742	1,493,595	1,328,049	698,756	681,361	1,559,845	41,126	6,122,474
Equipment financing
Pass	58,694	195,860	104,696	46,139	70,410	38,836	—	514,635
Special mention	45	4,209	4,515	—	302	262	—	9,333
Substandard	163	1,324	6,358	3,014	5,232	6,887	—	22,978
Total equipment financing	58,902	201,393	115,569	49,153	75,944	45,985	—	546,946
Total commercial portfolio	$809,762	$3,158,335	$2,631,746	$1,443,230	$1,115,466	$2,015,951	$2,513,931	$13,688,421
The following table summarizes residential and consumer loans segregated by origination year and risk rating exposure under FICO score groupings as of March 31, 2020:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
800+	$22,988	$317,512	$84,511	$246,445	$342,342	$1,024,460	$—	$2,038,258
740-799	85,134	477,768	106,474	223,136	234,160	667,180	—	1,793,852
670-739	33,038	199,222	64,161	106,085	108,279	334,075	—	844,860
580-669	856	32,110	11,471	13,141	19,061	121,294	—	197,933
579 and below	—	24,367	412	4,967	4,684	82,179	—	116,609
Total residential	142,016	1,050,979	267,029	593,774	708,526	2,229,188	—	4,991,512
Home equity
800+	3,447	17,876	32,108	19,123	18,729	73,163	548,752	713,198
740-799	5,357	20,881	27,965	16,554	17,693	55,972	481,738	626,160
670-739	4,416	13,677	16,389	12,336	10,556	56,375	337,893	451,642
580-669	341	2,938	3,474	3,038	2,943	21,931	104,333	138,998
579 and below	49	738	1,303	1,108	732	13,607	44,837	62,374
Total home equity	13,610	56,110	81,239	52,159	50,653	221,048	1,517,553	1,992,372
Other consumer
800+	1,293	3,920	2,689	791	197	238	7,329	16,457
740-799	7,752	23,298	14,404	2,638	956	681	3,472	53,201
670-739	18,745	62,579	29,506	7,793	3,425	2,239	6,993	131,280
580-669	1,839	5,395	2,798	1,212	578	581	2,227	14,630
579 and below	410	613	425	121	84	262	1,736	3,651
Total other consumer	30,039	95,805	49,822	12,555	5,240	4,001	21,757	219,219
Total consumer portfolio	185,665	1,202,894	398,090	658,488	764,419	2,454,237	1,539,310	7,203,103

Total commercial portfolio	809,762	3,158,335	2,631,746	1,443,230	1,115,466	2,015,951	2,513,931	13,688,421
Total loans and leases	$995,427	$4,361,229	$3,029,836	$2,101,718	$1,879,885	$4,470,188	$4,053,241	$20,891,524

Individually Assessed Loans and Leases
The following tables summarize individually assessed loans and leases (At December 31, 2019, partially charged-off consumer loans and leases were included in collectively evaluated for impairment):

	At March 31, 2020
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Valuation Allowance
Commercial non-mortgage	$188,458	$143,415	$53,032	$90,383	$6,527
Asset-based	463	137	—	137	3
Commercial real estate	30,540	24,509	15,699	8,810	1,044
Equipment financing	9,063	8,951	549	8,402	661
Residential	119,579	105,460	68,788	36,672	3,438
Home equity	114,212	48,612	35,606	13,006	1,137
Other consumer	2,675	1,033	65	968	202
Total	$464,990	$332,117	$173,739	$158,378	$13,012

	At December 31, 2019
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Valuation Allowance
Commercial non-mortgage	$140,096	$102,254	$29,739	$72,515	$7,862
Asset-based	465	139	—	139	5
Commercial real estate	29,292	23,297	14,818	8,479	1,143
Equipment financing	5,591	5,433	2,159	3,274	418
Residential	98,790	90,096	56,231	33,865	3,618
Home equity	38,503	35,191	27,672	7,519	1,203
Other consumer	—	—	—	—	—
Total	$312,737	$256,410	$130,619	$125,791	$14,249
The following table summarizes the average amortized cost and interest income recognized for individually assessed loans and leases:

	Three months ended March 31,
	2020			2019
(In thousands)	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income
Commercial non-mortgage	$122,835	$1,053	$—	$107,529	$920	$—
Asset-based	138	—	—	222	—	—
Commercial real estate	23,903	146	—	11,544	73	—
Equipment financing	7,192	—	—	5,634	—	—
Residential	97,778	830	630	102,926	908	264
Home equity	41,902	391	830	38,998	269	280
Other consumer	512	17	—	—	—	—
Total	$294,260	$2,437	$1,460	$266,853	$2,170	$544
Collateral Dependent Loans and Leases. The ACL on loans and leases specific to collateral dependent loans is individually assessed based on the fair value of the collateral, less costs to sell, as of the reporting date. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and when the loan is expected to be repaid substantially through the sale or operation of the collateral. Commercial non-mortgage, asset based, and equipment financing are collateralized by equipment, inventory, receivables, or other non-real estate assets. Commercial real estate, residential, and home equity are collateralized by real estate.
The following table summarizes whether, or not, individually assessed loans and leases are collateral dependent:

	March 31, 2020			December 31, 2019
(In thousands)	Collateral Dependent	Not Considered Collateral Dependent	Total	Collateral Dependent	Not Considered Collateral Dependent	Total
Commercial non-mortgage	$21,219	$122,196	$143,415	$10,682	$91,572	$102,254
Asset-based	—	137	137	—	139	139
Commercial real estate	20,157	4,352	24,509	14,097	9,200	23,297
Equipment financing	—	8,951	8,951	—	5,433	5,433
Residential	36,663	68,797	105,460	17,635	72,461	90,096
Home equity	27,987	20,625	48,612	17,136	18,055	35,191
Other consumer	—	1,033	1,033	—	—	—
Total amortized cost of CDA	$106,026	$226,091	$332,117	$59,550	$196,860	$256,410
Collateral value	$362,368		$362,368	$109,810		$109,810

Troubled Debt Restructurings
The following table summarizes information for TDRs:

(In thousands)	At March 31, 2020	At December 31, 2019
Accrual status	$157,235	$136,449
Non-accrual status	100,892	100,989
Total TDRs	$258,127	$237,438

Specific reserves for TDRs included in the balance of ACL on loans and leases	$11,984	$12,956
Additional funds committed to borrowers in TDR status	6,949	4,856
For the portion of TDRs deemed to be uncollectible, Webster charged off $1.2 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.
The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended March 31,
	2020		2019
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Commercial non-mortgage
Extended Maturity	2	$104	2	$124
Maturity/Rate Combined	5	274	1	25
Other (2)	10	27,137	15	22,027
Commercial real estate
Extended Maturity	—	—	—	—
Maturity/Rate Combined	1	278	—	—
Other (2)	—	—	2	2,636
Residential
Extended Maturity	1	264	1	519
Maturity/Rate Combined	3	443	5	451
Other (2)	3	613	2	261
Consumer
Extended Maturity	—	—	2	145
Maturity/Rate Combined	1	13	—	—
Other (2)	11	1,113	13	754
Total TDRs	37	$30,239	43	$26,942
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
(2)Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
There were no significant amounts of loans and leases modified as TDRs within the previous 12 months and for which there was a payment default for the three months ended March 31, 2020 and 2019, respectively.
TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At March 31, 2020	At December 31, 2019
(1) - (6) Pass	$4,125	$3,952
(7) Special Mention	59	63
(8) Substandard	129,525	104,277
(9) Doubtful	3,857	3,860
Total	$137,566	$112,152

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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended March 31,
(In thousands)	2020	2019
Beginning balance	$508	$674
Provision charged to expense	22	7
Recoveries (repurchased loans and settlements charged off)	103	(5)
Ending balance	$633	$676
The following table provides information for mortgage banking activities:

	Three months ended March 31,
(In thousands)	2020	2019
Residential mortgage loans held for sale:
Proceeds from sale	$75,594	$20,613
Loans sold with servicing rights retained	72,091	17,348

Net gain on sale	2,519	158
Ancillary fees	401	261
Fair value option adjustment	(27)	345
Additionally, loans not originated for sale were sold approximately at carrying value for cash proceeds of $0.4 million for certain commercial loans for the three months ended March 31, 2020, and $4.0 million for certain residential loans for the three months ended March 31, 2019.
The Company services residential mortgage loans for other entities totaling $2.4 billion at both March 31, 2020 and December 31, 2019.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended March 31,
(In thousands)	2020	2019
Beginning balance	$17,484	$21,215
Additions	1,189	462
Amortization	(1,707)	(1,892)
Valuation allowance	(575)	—
Ending balance	$16,391	$19,785
Loan servicing fees, net of mortgage servicing rights amortization, were $0.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, and are included as a component of loan related fees in the consolidated statement of income.
Refer to Note 14: Fair Value Measurements for additional information on loans held for sale and mortgage servicing assets.

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
The following table summarizes lessee information related to the Company’s operating ROU assets and lease liability:

	At March 31, 2020
(In thousands)	Operating Leases	Consolidated Balance Sheet Line Item Location
ROU lease assets	$157,786	Premises and equipment, net
Lease liabilities	177,061	Operating lease liabilities
The components of operating lease cost and other related information are as follows:

	At or for the three months ended
(In thousands)	March 31, 2020	March 31, 2019
Lease Cost:
Operating lease costs	$7,424	$7,385
Variable lease costs	1,427	1,253
Sublease income	(145)	(140)
Total operating lease cost	$8,706	$8,498
Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$7,758	$7,673
ROU lease assets obtained in exchange for new operating lease liabilities	8,666	6,638
The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At March 31, 2020
Remainder of 2020	$20,816
2021	30,940
2022	27,793
2023	24,880
2024	21,432
Thereafter	79,784
Total operating lease liability payments	205,645
Less: Present value adjustment	28,584
Lease liabilities	$177,061

Weighted-average remaining lease term - operating leases, in years	8.39
Weighted-average discount rate - operating leases	3.26%
See Note 4: Loans and Leases for information relating to leases included within the equipment financing portfolio in which the Company is lessor.

Note 7: Goodwill and Other Intangible Assets
There has been no change during 2020 in the carrying amounts for goodwill. For additional information on goodwill refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Other intangible assets by reportable segment consisted of the following:

	At March 31, 2020			At December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HSA Bank - Core deposits	$22,000	$13,631	$8,369	$22,000	$13,073	$8,927
HSA Bank - Customer relationships	21,000	8,414	12,586	21,000	8,010	12,990
Total other intangible assets	$43,000	$22,045	$20,955	$43,000	$21,083	$21,917
At March 31, 2020, the remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)
Remainder of 2020	$2,885
2021	3,847
2022	3,847
2023	3,847
2024	1,615
Thereafter	4,914

Note 8: Deposits
A summary of deposits by type follows:

(In thousands)	At March 31, 2020	At December 31, 2019
Non-interest-bearing:
Demand	$4,883,436	$4,446,463
Interest-bearing:
Health savings accounts	6,736,178	6,416,135
Checking	3,007,069	2,689,734
Money market	2,477,304	2,312,840
Savings	4,418,689	4,354,809
Time deposits	2,991,161	3,104,765
Total interest-bearing	$19,630,401	$18,878,283
Total deposits	$24,513,837	$23,324,746

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$810,190	$652,151
Time deposits, included in above balance, that exceed the FDIC limit	588,488	661,334
Deposit overdrafts reclassified as loan balances	1,358	1,721
The scheduled maturities of time deposits are as follows:

(In thousands)	At March 31, 2020
Remainder of 2020	$2,351,819
2021	492,301
2022	83,698
2023	32,914
2024	21,891
Thereafter	8,538
Total time deposits	$2,991,161

Note 9: Borrowings
Total borrowings of $3.6 billion at March 31, 2020 and $3.5 billion at December 31, 2019 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At March 31, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$237,749	0.24%	$240,431	0.19%
Original maturity of greater than one year, non-callable	200,000	0.84	200,000	1.78
Total securities sold under agreements to repurchase	437,749	0.51	440,431	0.91
Fed funds purchased	825,000	0.17	600,000	1.59
Securities sold under agreements to repurchase and other borrowings	$1,262,749	0.29	$1,040,431	1.30
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
The following table provides information for FHLB advances:

	At March 31, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,465,000	0.74%	$1,690,000	1.79%
After 1 but within 2 years	200,000	2.09	200,000	2.53
After 2 but within 3 years	125	—	130	—
After 3 but within 4 years	226	2.95	229	2.95
After 4 but within 5 years	100,000	1.50	50,000	1.59
After 5 years	8,048	2.66	8,117	2.66
FHLB advances	$1,773,399	0.95	$1,948,476	1.87

Aggregate carrying value of assets pledged as collateral	$7,552,332		$7,318,748
Remaining borrowing capacity	3,334,467		2,937,644
Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At March 31, 2020	At December 31, 2019
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	348,179	317,486
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total notes and subordinated debt		575,499	544,806
Discount on senior fixed-rate notes		(1,357)	(1,412)
Debt issuance cost on senior fixed-rate notes		(2,930)	(3,030)
Long-term debt		$571,212	$540,364
(1)The Company has de-designated its fair value hedging relationship on the notes. A $48.2 million basis adjustment included in the carrying value will be amortized over the remaining life of the notes.
(2)The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month London Interbank Offered Rate plus 2.95%, was 3.79% at March 31, 2020 and 4.85% at December 31, 2019.

Note 10: Accumulated Other Comprehensive Loss, Net of Tax
The following tables summarize the changes in accumulated other comprehensive loss (AOCL), net of tax by component:

	Three months ended March 31, 2020
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$17,251	$(9,184)	$(44,139)	$(36,072)
OCI before reclassifications	(15,683)	24,779	—	9,096
Amounts reclassified from AOCL	(6)	1,453	729	2,176
Net current-period OCI	(15,689)	26,232	729	11,272
Ending balance	$1,562	$17,048	$(43,410)	$(24,800)

	Three months ended March 31, 2019
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(71,374)	$(9,313)	$(49,965)	$(130,652)
OCI/ (OCL) before reclassifications	27,559	(839)	—	26,720
Amounts reclassified from AOCL	—	1,035	1,056	2,091
Net current-period OCI	27,559	196	1,056	28,811
Ending balance	$(43,815)	$(9,117)	$(48,909)	$(101,841)
The following table provides information for the items reclassified from AOCL:

(In thousands)	Three months ended March 31,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCL Components	2020	2019
Securities available-for-sale:
Unrealized gains (losses) on investment securities	$8	$—	Gain on sale of investment securities, net
Tax benefit (expense)	(2)	—	Income tax expense
Net of tax	$6	$—
Derivative instruments:
Hedge terminations	$(1,173)	$(1,391)	Interest expense
Premium amortization	(794)	—	Interest income
Tax benefit	514	356	Income tax expense
Net of tax	$(1,453)	$(1,035)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(990)	$(1,430)	Other non-interest expense
Tax benefit	261	374	Income tax expense
Net of tax	$(729)	$(1,056)

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
Basel III total risk-based capital is comprised of three categories: common equity tier 1 capital, defined by Basel III capital rules (CET1 capital), CET1 capital, additional Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax adjustments. Common shareholders' equity, for purposes of CET1 capital, excludes AOCL components as permitted by the opt-out election taken by Webster upon adoption of Basel III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At March 31, 2020
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,459,318	10.95%	$1,010,688	4.5%	$1,459,883	6.5%
Total risk-based capital	2,943,209	13.10	1,796,779	8.0	2,245,974	10.0
Tier 1 risk-based capital	2,604,355	11.60	1,347,584	6.0	1,796,779	8.0
Tier 1 leverage capital	2,604,355	8.61	1,209,381	4.0	1,511,727	5.0
Webster Bank
CET1 risk-based capital	$2,596,274	11.58%	$1,009,288	4.5%	$1,457,860	6.5%
Total risk-based capital	2,857,808	12.74	1,794,289	8.0	2,242,862	10.0
Tier 1 risk-based capital	2,596,274	11.58	1,345,717	6.0	1,794,289	8.0
Tier 1 leverage capital	2,596,274	8.59	1,209,218	4.0	1,511,522	5.0

	At December 31, 2019
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,516,361	11.56%	$979,739	4.5%	$1,415,179	6.5%
Total risk-based capital	2,950,181	13.55	1,741,758	8.0	2,177,198	10.0
Tier 1 risk-based capital	2,661,398	12.22	1,306,319	6.0	1,741,758	8.0
Tier 1 leverage capital	2,661,398	8.96	1,188,507	4.0	1,485,634	5.0
Webster Bank
CET1 risk-based capital	$2,527,645	11.61%	$979,497	4.5%	$1,414,829	6.5%
Total risk-based capital	2,739,108	12.58	1,741,328	8.0	2,176,660	10.0
Tier 1 risk-based capital	2,527,645	11.61	1,305,996	6.0	1,741,328	8.0
Tier 1 leverage capital	2,527,645	8.51	1,187,953	4.0	1,484,941	5.0
(1)In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of CECL on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of March 31, 2020 exclude the impact of the increased allowance for credit losses on loans, held-to-maturity debt securities and unfunded loan commitments attributed to the adoption of CECL.
Dividend Restrictions. Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Banking regulations may limit the amount of dividends that may be paid. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels, or exceed the net income for that year combined with the undistributed net income for the preceding two years. Webster Bank paid no dividends to Webster Financial Corporation during the three months ended March 31, 2020 compared to $80 million during the three months ended March 31, 2019.
Cash Restrictions. Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with a Federal Reserve Bank. To address potential impacts of the COVID-19 pandemic the Federal Reserve reset the requirement to zero, effective March 26, 2020.

Note 12: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Earnings for basic and diluted earnings per common share:
Net income	$38,199	$99,736
Less: Preferred stock dividends	1,969	1,969
Net income available to common shareholders	36,230	97,767
Less: Earnings applicable to participating securities (1)	209	218
Earnings applicable to common shareholders	$36,021	$97,549

Shares:
Weighted-average common shares outstanding - basic	90,936	91,962
Effect of dilutive securities	270	263
Weighted-average common shares outstanding - diluted	91,206	92,225

Earnings per common share(1):
Basic	$0.40	$1.06
Diluted	0.39	1.06
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
Potential common shares from non-participating restricted stock, of 35 thousand and 91 thousand for the three months ended March 31, 2020 and 2019, respectively, are excluded from the effect of dilutive securities because they would have been anti-dilutive under the treasury stock method.

Note 13: Derivative Financial Instruments
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
The following table presents the notional amounts and fair values of derivative positions:

	At March 31, 2020				At December 31, 2019
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,150,000	$45,910	$75,000	$417	$1,225,000	$11,855	$300,000	$3,153
Not designated as hedging instruments:
Interest rate derivatives (1)	4,483,609	352,782	4,475,948	17,017	4,869,139	133,455	4,090,522	9,732
Mortgage banking derivatives (2)	79,265	1,401	5,000	189	27,873	329	57,000	110
Other (3)	105,109	1,071	253,134	1,180	76,544	398	275,279	818
Total not designated as hedging instruments	4,667,983	355,254	4,734,082	18,386	4,973,556	134,182	4,422,801	10,660
Gross derivative instruments, before netting	$5,817,983	401,164	$4,809,082	18,803	$6,198,556	146,037	$4,722,801	13,813
Less: Master netting agreements		12,212		12,212		4,779		4,779
Cash collateral		33,730		5,437		8,100		1,871
Total derivative instruments, after netting		$355,222		$1,154		$133,158		$7,163
(1)Balances related to Chicago Mercantile Exchange (CME) are presented as a single unit of account. In accordance with its rule book, CME legally characterizes variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through CME include $10.0 million and $1.1 billion for asset derivatives and $3.5 billion and $2.6 billion for liability derivatives at March 31, 2020 and December 31, 2019, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loan commitments do not include approved floating rate commitments of $9.8 million, at March 31, 2020.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements (RPAs). Notional amounts of RPAs include $78.1 million and $65.7 million for asset derivatives and $208.4 million and $223.4 million for liability derivatives at March 31, 2020 and December 31, 2019, respectively, that have insignificant related fair values.
The following table presents fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At March 31, 2020
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$46,762	45,942	$820	$143	$963
Liability derivatives	18,012	17,649	363	—	363

	At December 31, 2019
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$13,012	$12,879	$133	$299	$432
Liability derivatives	6,710	6,650	60	329	389

Derivative Activity
The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item and the income statement effect of derivatives designated as cash flow hedges:

	Recognized In	Three months ended March 31,
(In thousands)	Net Interest Income	2020	2019
Fair value hedges:
Recognized on derivatives	Long-term debt	$20,486	$1,628
Recognized on hedged items	Long-term debt	(20,486)	(1,628)
Net recognized on fair value hedges		$—	$—
Cash flow hedges:
Interest rate derivatives	Long-term debt	$1,121	$953
Interest rate derivatives	Interest and fees on loans and leases	740	—
Net recognized on cash flow hedges		$1,861	$953
Additional information related to fair value hedges:

Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount (1)
(In thousands)	At March 31 2020	At December 31 2019	At March 31 2020	At December 31 2019
Long-term debt	$348,179	$317,486	$48,179	$17,486
(1)The Company has de-designated its fair value hedging relationship on the long-term debt. The $48.2 million basis adjustment included in the carrying value will be amortized over the remaining life of the notes.
The following table presents the effect on the income statement for derivatives not designated as hedging instruments:

	Recognized In	Three months ended March 31,
(In thousands)	Non-interest Income	2020	2019
Interest rate derivatives	Other income	$5,926	$1,051
Mortgage banking derivatives	Mortgage banking activities	(993)	(408)
Other	Other income	1,911	515
Total not designated as hedging instruments		$6,844	$1,158
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. During the three months ending March 31, 2020, $0.8 million was amortized to net interest income. At March 31, 2020, the remaining unamortized balance of time-value premiums was $11.6 million.
Over the next twelve months, an estimated $6.3 million decrease to interest expense will be reclassified from AOCL relating to cash flow hedges, and an estimated $2.1 million increase to interest expense will be reclassified from AOCL relating to hedge terminations. At March 31, 2020, the remaining unamortized loss on terminated cash flow hedges is $4.2 million. The maximum length of time over which forecasted transactions are hedged is 4 years.
Additional information about cash flow hedge activity impacting AOCL and the related amounts reclassified to interest expense is provided in Note 10: Accumulated Other Comprehensive Loss, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 14: Fair Value Measurements.
Derivative Exposure
The Company had approximately $357.6 million in net margin posted with financial counterparties or the derivative clearing organization at March 31, 2020, which is primarily comprised of $85.4 million in initial margin collateral posted at CME and $300.3 million in CME variation margin posted. At March 31, 2020, $33.7 million of cash collateral received is included in cash and due from banks on the consolidated balance sheet and is considered restricted in nature.
Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $352.1 million at March 31, 2020. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $40.2 million at March 31, 2020.

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
The following table compares the fair value to unpaid principal balance of assets accounted for under the fair value option:

	At March 31, 2020			At December 31, 2019
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$22,147	$22,006	$141	$35,750	$35,186	$564
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value (NAV), which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.6 million at March 31, 2020.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. Accordingly, such alternative investments are classified within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for NAV practical expedient measurement, based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At March 31, 2020, these alternative investments had a remaining unfunded commitment of $28.1 million.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At March 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$—	$—	$—	$—
Agency CMO	—	204,830	—	204,830
Agency MBS	—	1,612,818	—	1,612,818
Agency CMBS	—	697,682	—	697,682
CMBS	—	409,023	—	409,023
CLO	—	81,398	—	81,398
Corporate debt	—	10,880	—	10,880
Total available-for-sale investment securities	—	3,016,631	—	3,016,631
Gross derivative instruments, before netting (1)	808	400,356	—	401,164
Originated loans held for sale	—	22,147	—	22,147
Investments held in Rabbi Trust	3,990	—	—	3,990
Alternative investments (2)	—	—	—	5,701
Total financial assets held at fair value	$4,798	$3,439,134	$—	$3,449,633
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$759	$18,044	$—	$18,803

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
U.S. Treasury Bills	$—	$—	$—	$—
Agency CMO	—	185,801	—	185,801
Agency MBS	—	1,612,164	—	1,612,164
Agency CMBS	—	581,552	—	581,552
CMBS	—	431,871	—	431,871
CLO	—	92,205	—	92,205
Corporate debt	—	22,240	—	22,240
Total available-for-sale investment securities	—	2,925,833	—	2,925,833
Gross derivative instruments, before netting (1)	328	145,709	—	146,037
Originated loans held for sale	—	35,750	—	35,750
Investments held in Rabbi Trust	4,780	—	—	4,780
Alternative investments (2)	—	—	—	5,701
Total financial assets held at fair value	$5,108	$3,107,292	$—	$3,118,101
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$611	$13,202	$—	$13,813
(1)For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 13: Derivative Financial Instruments.
(2)Alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. At March 31, 2020, no significant assets classified within Level 3 were identified and measured under this basis. The following is a description of valuation methodologies used for assets measured on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $13.2 million at March 31, 2020. No reductions for impairments, or adjustments due to observable price changes, was identified during the three months ended March 31, 2020.
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
Collateral Dependent Loans and Leases. Loans and leases for which the payment is expected to be provided solely by the value of the underlying collateral are considered collateral dependent and are valued based on the estimated fair value of such collateral, less estimated cost to sell, using customized discounting criteria. Accordingly, such collateral dependent loans and leases are classified within Level 3 of the fair value hierarchy.
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $6.8 million at March 31, 2020. OREO and repossessed assets are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when recorded below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
In addition, the amortized cost of consumer loans secured by residential real estate property that are in process of foreclosure amounted to $6.8 million at March 31, 2020.
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
Loans and Leases, net. The estimated fair value of loans and leases held for investment is calculated using a discounted cash flow method, using future prepayments and market interest rates inclusive of an illiquidity premium for comparable loans and leases. The associated cash flows are adjusted for credit and other potential losses. Fair value for collateral dependent loans and leases is estimated using the net present value of the expected cash flows. Loans and leases are classified within Level 3 of the fair value hierarchy.

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
Mortgage Servicing Assets. Mortgage servicing assets are initially recorded at fair value and subsequently measured under the amortization method. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are reviewed quarterly and held at the lower of the carrying amount or fair value. Fair value adjustments, if any, are included as a component of loan related fees in the consolidated statement of income. During the three months ended March 31, 2020, the Company recorded a $575 thousand valuation allowance. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The estimated fair value of selected financial instruments and servicing assets are as follows:

	At March 31, 2020		At December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$5,485,894	$5,642,527	$5,293,918	$5,380,653
Level 3
Loans and leases, net	20,556,593	20,844,596	19,827,890	19,961,632
Mortgage servicing assets	16,391	20,846	17,484	33,250
Liabilities:
Level 2
Deposit liabilities	$21,522,676	$21,522,676	$20,219,981	$20,219,981
Time deposits	2,991,161	3,000,656	3,104,765	3,102,316
Securities sold under agreements to repurchase and other borrowings	1,262,749	1,268,094	1,040,431	1,041,042
FHLB advances	1,773,399	1,783,284	1,948,476	1,950,035
Long-term debt (1)	571,212	500,410	540,364	555,775
(1)Adjustments to the carrying amount of long-term debt for basis adjustment and unamortized discount and debt issuance cost on senior fixed-rate notes are not included for determination of fair value Refer to Note 9: Borrowings for additional information.
Note 15: Retirement Benefit Plans
Defined benefit pension and other postretirement benefits
The following table summarizes the components of net periodic benefit cost:

	Three months ended March 31,
	2020			2019
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$1,675	$11	$13	$1,978	$16	$21
Expected return on plan assets	(3,380)	—	—	(2,815)	—	—
Recognized net loss	992	6	(9)	1,430	4	(4)
Net periodic benefit (benefit) cost	$(713)	$17	$4	$593	$20	$17

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
Description of Segment Reporting Methodology
Webster uses an internal profitability reporting system to generate information by operating segment, which is based on a series of management estimates for funds transfer pricing, and allocations for non-interest expense, provision for credit losses, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are periodically reviewed and refined. Changes in estimates and allocations that affect the reported results of any operating segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports, which are prepared for each operating segment, reflect non-GAAP reporting methodologies. The differences between full profitability and GAAP results are reconciled in the Corporate and Reconciling category.
Webster allocates interest income and interest expense to each business, while any mismatch associated with the matched maturity funding concept called Funds Transfer Pricing (FTP) is absorbed in corporate treasury activities. The allocation process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. The matched maturity funding concept considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign a FTP rate for loans and deposits originated each day. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. Beginning in 2020, Webster refined the FTP calculation to reflect the allocation of capital credit to net interest income to better align segment results with key measurements used to review segment performance. Prior period net interest income and income tax expense were revised to reflect this change.
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
Webster allocates the provision for credit losses to each segment based on management's estimate of the inherent loss content in each of the specific loan and lease portfolios. During the three months ended June 30, 2019, Webster refined and improved the precision of this allocation approach. Prior period provision for credit losses amounts, and resulting impacts from income tax expense were revised accordingly. Allowance for credit losses on loans and leases is included in total assets within the Corporate and Reconciling category.
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
At March 31, 2020	$12,332,819	$80,130	$9,441,305	$9,800,620	$31,654,874
At December 31, 2019	11,541,803	80,176	9,348,727	9,418,638	30,389,344

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended March 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$99,316	$42,673	$99,470	$(10,658)	$230,801
Non-interest income	13,239	26,383	27,620	6,136	73,378
Non-interest expense	46,544	37,078	98,967	(3,753)	178,836
Pre-tax, pre-provision net revenue	66,011	31,978	28,123	(769)	125,343
Provision for credit losses	63,524	—	12,561	(85)	76,000
Income before income tax expense	2,487	31,978	15,562	(684)	49,343
Income tax expense	609	8,538	3,081	(1,084)	11,144
Net income	$1,878	$23,440	$12,481	$400	$38,199

	Three months ended March 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$98,342	$43,098	$106,290	$(6,179)	$241,551
Non-interest income	14,011	25,577	25,382	3,642	68,612
Non-interest expense	44,618	33,522	95,075	2,471	175,686
Pre-tax, pre-provision net revenue	67,735	35,153	36,597	(5,008)	134,477
Provision for credit losses	6,241	—	2,359	—	8,600
Income before income tax expense	61,494	35,153	34,238	(5,008)	125,877
Income tax expense	15,251	9,316	7,258	(5,684)	26,141
Net income	$46,243	$25,837	$26,980	$676	$99,736

Note 17: Revenue from Contracts with Customers
The following tables present revenues within the scope of ASC 606, Revenue from Contracts with Customers and the net amount of other sources of non-interest income that is within the scope of other GAAP topics:

	Three months ended March 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$3,059	$24,842	$14,592	$77	$42,570
Wealth and investment services	2,528	—	6,218	(7)	8,739
Other	—	1,541	317	—	1,858
Revenue from contracts with customers	5,587	26,383	21,127	70	53,167
Other sources of non-interest income	7,652	—	6,493	6,066	20,211
Total non-interest income	$13,239	$26,383	$27,620	$6,136	$73,378

	Three months ended March 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$3,036	$24,528	$15,365	$95	$43,024
Wealth and investment services	2,484	—	5,175	(8)	7,651
Other	—	1,049	501	—	1,550
Revenue from contracts with customers	5,520	25,577	21,041	87	52,225
Other sources of non-interest income	8,491	—	4,341	3,555	16,387
Total non-interest income	$14,011	$25,577	$25,382	$3,642	$68,612

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
These disaggregated amounts are reconciled to non-interest income as presented in Note 16: Segment Reporting. Contracts with customers have not generated significant contract assets and liabilities.

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At March 31 2020	At December 31, 2019
Commitments to extend credit	$5,387,188	$6,162,658
Standby letter of credit	178,489	188,103
Commercial letter of credit	28,744	29,180
Total credit-related financial instruments with off-balance sheet risk	$5,594,421	$6,379,941
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains a reserve for unfunded credit commitments to provide for expected losses in connection with funding the unused portion of legal commitments to lend when those commitments are not unconditionally cancellable by Webster. Loss calculation factors are consistent with the ACL methodology for funded loans using PD and LGD applied to the underlying borrower risk and facility grades, a draw down factor applied to utilization rates, and relevant forecast information. This reserve is reported as a component of accrued expenses and other liabilities on the consolidated balance sheet.
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended March 31,
(In thousands)	2020	2019
Beginning balance	$2,367	$2,506
Adoption of ASU No. 2016-13 (CECL)	9,139	—
(Benefit) provision charged to non-interest expense	(1,422)	5
Ending balance	$10,084	$2,511

Note 19: Subsequent Events
The Company has evaluated events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, March 31, 2020, through the issuance of this Quarterly Report on Form 10-Q.
During the second quarter of 2020, the Company began offering loans that are guaranteed by the SBA under its PPP and authorized under the CARES Act. Through early May 2020, the SBA has approved over 9,000 applications totaling $1.4 billion under this program, of which the Company has funded over 7,000 loans, for approximately $1.2 billion. Webster Bank also received approval from the FRB of Boston to access the PPP Liquidity Facility to fund PPP loans.
In addition, the Company continued to provide loan modifications, primarily three-month and six-month payment deferrals, subject to relief provisions under the CARES Act and Interagency Statement. Including both in process and executed deferrals, loan balances associated with payment accommodations totaled approximately $2.2 billion through early May 2020.
Also, on April 20, 2020, the Company announced that its HSA Bank division of Webster Bank has signed a definitive agreement to acquire approximately 24,000 health savings accounts, including an estimated $140 million in deposits from State Farm Bank, F.S.B., a subsidiary of State Farm Mutual Automobile Insurance Company. The transaction is expected to close in the second or third quarter of 2020 and is subject to regulatory approval and customary closing conditions.
Except for these transactions, the Company determined that no other significant events were identified requiring recognition or disclosure in this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The required information is set forth above, in Item 1. Financial Statements, see Note 13: Derivative Financial Instruments, and in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, see the section captioned "Asset/Liability Management and Market Risk," which are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms, were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2020, the Company implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company's internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time Webster Financial Corporation, or its subsidiaries, are subject to certain legal proceedings and claims in the ordinary course of business. Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not be material to Webster or its consolidated financial condition. Webster establishes an accrual for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings could occur that could cause Webster to adjust its litigation accrual or could have, individually or in the aggregate, a material adverse effect on its business, financial condition, or operating results.
ITEM 1A. RISK FACTORS
Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion of the material risks and uncertainties that could adversely affect our business and impact our results of operations or financial condition. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Annual Report on Form 10-K.
The COVID-19 pandemic and resulting adverse economic conditions have already adversely impacted our business and results and could have a more material impact on our business, financial condition, and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including Connecticut, where we are headquartered, and New York, Massachusetts, Rhode Island, and Wisconsin, in which we have significant operations, have been particularly affected and have declared states of emergency.
Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. Impacts to our business, requiring implementation of new processes in a short period of time, have included decreases in customer traffic in our retail branch locations, shifting transactions at branches to drive through or by appointment only, the transition of a significant portion of our workforce to remote locations from home, increases in requests for forbearance and loan modifications, and additional health and safety precautions implemented at all physical locations. To the extent that commercial and social restrictions remain in place or increase, our delinquencies, foreclosures, and credit losses may materially increase and we could experience reductions in fee income as transaction volumes decline.
Unfavorable economic conditions may also make it more difficult for us to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions have and may continue to cause the value of collateral associated with our existing loans to decline. The persistence or worsening of current economic conditions could also adversely affect certain risks related to our accounting estimates, as described within the Use of Estimates section of Management’s Discussion and Analysis within this document.
In addition, in March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in part as a result of the pandemic. A prolonged period of very low interest rates could have a material adverse impact on our interest income and the market value of our investments. Refer to Asset/Liability Management and Market Risk section in the Management’s Discussion and Analysis within this document for more information regarding the impact of the interest rate environment.
While we have taken and are continuing to take actions to protect the safety and well-being of our employees, customers, and communities, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees' ability to provide customer support and service. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct our business, the business and operations of our third-party service providers who perform critical services for our business, or the businesses of many of our customers and borrowers. In addition, as a result of the pandemic and the related increase in remote working by our personnel and the personnel of other companies, the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, has increased.

Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:
•the pandemic’s course and severity;
•the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;
•political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as moratorium and other suspension of collections, foreclosure, and related obligations;
•the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;
•the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;
•the potential impact of changes in medical spending and unemployment on our HSA business and related deposits;
•the long-term effect of the economic downturn on the value of our assets and related accounting estimates;
•potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;
•the ability of our employees and our third-party vendors to work effectively during the course of the pandemic;
•potential longer-term shifts toward mobile banking, telecommuting and telecommerce; and
•geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which we operate physically such as Connecticut, New York, Massachusetts, Rhode Island and Wisconsin.
The ongoing COVID-19 pandemic has resulted in severe volatility in the financial markets and meaningfully lower stock prices for many companies, including our common stock. Depending on the extent and duration of the COVID-19 pandemic, the price of our common stock may continue to experience volatility and declines.
As a participating lender in the PPP, the Company may be exposed to additional litigation risk. Since the PPP opened, several banks have been targeted in lawsuits alleging failure to properly comply with the requirements of the PPP and other consumer protection regulations in connection with PPP lending. If the Company is similarly targeted, any PPP-related litigation could result in costs, liabilities or reputational damage that could have a material adverse impact on the Company’s business, financial condition or results of operations
We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows could be materially adversely affected and many of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 will be heightened.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (2)
January	2,684	$52.94	—	$200,000,000
February	727,812	44.40	667,626	170,453,427
March	1,444,447	32.72	1,436,569	123,443,785
Total	2,174,943	36.65	2,104,195	123,443,785
(1)During the three months ended March 31, 2020, of the total number of shares purchased, 70,748 shares were acquired outside of the repurchase program at market prices and related to stock compensation plan activity.
(2)Webster maintains a common stock repurchase program which authorizes management to purchase shares of its common stock, in open market or privately negotiated transactions, subject to market conditions and other factors. On October 29, 2019, the Company announced that its Board of Directors approved a modification to this program, originally approved on October 24, 2017, increasing the maximum dollar amount available for repurchase to $200 million. This program will remain in effect until fully utilized or until modified, superseded, or terminated. Given the current economic environment, the Company does not expect to continue repurchases under the common stock repurchase program until further notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS
The following is the exhibit index.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.8	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (1)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (1)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
(1) Exhibit is furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 8, 2020	By:	/s/ John R. Ciulla
John R. Ciulla
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2020	By:	/s/ Albert J. Wang
Albert J. Wang
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)