Form 10-Q
period 2020-06-30
WEBSTER FINANCIAL CORP
filed 2020-08-05
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   ☐ Yes   ☒ No
The number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2020 was 90,192,033.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "believes," "anticipates," "expects," "intends," "targeted," "continue," "remain," "will," "should," "may," "plans," "estimates" and similar references to future periods; however, such words are not the exclusive means of identifying such statements. References to the "Company," "Webster," "we," "our," or "us" mean Webster Financial Corporation and its consolidated subsidiaries.
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
▪changes in laws and regulations (including those concerning banking, taxes, dividends, securities, insurance, and healthcare) with which we and our subsidiaries must comply, including recent and potential legislative and regulatory changes in response to the COVID-19 pandemic such as the CARES Act and the rules and regulations that may be promulgated thereunder;
▪the effect of changes in accounting policies and practices applicable to us, including changes in estimates of expected credit losses resulting from our models and assumptions in connection with recently adopted accounting guidance;
▪legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and
▪our ability to appropriately address social, environmental, and sustainability concerns that may arise from our business activities.
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
ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
AOCI/AOCL	Accumulated other comprehensive income income (loss), net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation securities
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act
CVA	Credit valuation adjustments
DTA	Deferred tax asset
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	A division of Webster Bank, National Association
LGD	Loss given default
LPL	LPL Financial Holdings Inc.
MSLP	Main Street Lending Program
NAV	Net asset value
NII	Net interest income
NOL	Net operating loss
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
PD	Probability of default
PPNR	Pretax, pre-provision net revenue
PPP	Small Business Administration Paycheck Protection Program
ROU asset	Right-of-use asset
RPA	Risk participation agreement
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (SEC) on February 28, 2020, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be attained during the full year ending December 31, 2020, or any future period.
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
Webster Bank serves consumer and business customers with mortgage lending, financial planning, trust, and investment services through a distribution network consisting of banking centers, ATMs, a customer care center, and a full range of web and mobile-based banking services throughout southern New England and Westchester County, New York. It also offers equipment financing, commercial real estate lending, asset-based lending, and treasury and payment solutions primarily in the eastern U.S. HSA Bank is a leading provider of health savings accounts (HSAs), while also delivering health reimbursement arrangements, and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states.
COVID-19
The emergence of COVID-19, or the Coronavirus has caused significant disruptions to the U.S. economy and disrupted banking and other financial activity in the areas in which the Company operates. The broad impact and preventive measures taken to contain or mitigate the outbreak have, and are likely to continue to have, significant negative effects on the U.S. and global economy, employment levels, employee productivity, and financial market conditions. The pandemic may cause increasingly negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, demand for loans and other financial services products, and consumer discretionary spending. As a result of these and other consequences, the outbreak has adversely affected our business, results of operations and financial condition. The extent to which the outbreak will continue to impact our results will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak, the actions taken to contain or mitigate the outbreak, and the pace and extent of economic recovery in the United States and, in particular, in the states in which we operate.
Webster began taking the following actions to support its employees, customers, and the communities we serve through the following initiatives:
Support for Employees: Webster transitioned to a remote work environment, where possible, with 75% of employees currently working remotely, additional pay through the second quarter and future paid-time-off was provided for essential front line employees, no employees have been furloughed, zero-interest loans were made available to assist employees and their families, expanded recognition programs were launched, and extra cleaning and safety protocols have been put in place for all properties;

Support for Customers: Webster instituted a foreclosure moratorium for Webster-owned residential mortgages, modified branch activities and hours, increased deposit limits, waived penalties for early CD withdrawals, and waived or reduced certain fees. In addition, Webster continues to work with customers adversely impacted by COVID-19 through participation in the Main Street Lending Program (MSLP) and Small Business Administration Paycheck Protection Program (PPP) where it has funded $1.4 billion in PPP loans to over 10,000 customers. Webster continues to engage with its customers and provide accommodations through various loan modifications supporting over 2,000 customers; and

Support for Communities We Serve: Webster immediately provided more than $375 thousand in donations to Feeding America, American Red Cross, and United Way (CT, RI, MA, NY, WI) to satisfy urgent basic needs brought on by the pandemic, and also re-prioritized and expanded its existing philanthropic budget by an additional $250 thousand to support COVID-19 related activities.

Additional information regarding the effects and potential effects of the ongoing Coronavirus pandemic on Webster's business, operating results, and financial condition is described in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Refer to "Use of Estimates" for information related to the potentially adverse impact of COVID-19 on accounting estimates which could affect the carrying value of certain assets and "Supervision and Regulation" for updated legal and regulatory matters that may have an impact on our business. Also, refer to Part II - Item 1A Risk Factors for an update to the Company's risk factors.
Results of Operations
The Company's financial position and results of operations as of and for the six months ended June 30, 2020 have been significantly impacted by the COVID-19 pandemic. The economic environment and uncertainty related to the pandemic contributed to the $116.0 million provision for credit losses recognized during this period, under the new CECL accounting standard adopted by the Company on January 1, 2020. While the Company has not experienced material charge-offs related to the COVID-19 pandemic to-date, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. The Company’s interest income may also be negatively impacted in future periods as the Company continues to work with its affected borrowers to help them manage their financial position, by deferring payments, interest, and fees. Additionally, net interest margin has been reduced generally as a result of the low rate environment. These uncertainties and the economic environment will continue to affect earnings and growth projections which may result in deterioration of asset quality in the Company's loan and investment portfolios.
Selected financial highlights are presented in the following table:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2020	2019	2020	2019
Earnings:
Net interest income	$224,407	$241,787	$455,208	$483,338
Provision for credit losses	40,000	11,900	116,000	20,500
Total non-interest income	60,076	75,853	133,454	144,465
Total non-interest expense	176,584	180,640	355,420	356,326
Net income	53,097	98,649	91,296	198,385
Earnings applicable to common shareholders	50,729	96,193	86,766	193,483
Share Data:
Weighted-average common shares outstanding - diluted	89,570	91,855	90,391	91,898
Diluted earnings per common share	$0.57	$1.05	$0.96	$2.11
Dividends and dividend equivalents declared per common share	0.40	0.40	0.80	0.73
Dividends declared per preferred share	328.13	328.13	656.25	656.25
Book value per common share	33.59	31.74	33.59	31.74
Tangible book value per common share (non-GAAP)	27.40	25.63	27.40	25.63
Selected Ratios:
Net interest margin	2.99%	3.63%	3.11%	3.69%
Return on average assets (annualized basis)	0.65	1.38	0.58	1.41
Return on average common shareholders' equity (annualized basis)	6.79	13.47	5.77	13.74
CET1 risk-based capital	11.17	11.41	11.17	11.41
Tangible common equity ratio (non-GAAP)	7.69	8.31	7.69	8.31
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	8.47	16.88	7.20	17.28
Efficiency ratio (non-GAAP)	60.04	56.09	59.01	56.01
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

The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At June 30,
(Dollars and shares in thousands, except per share data)	2020	2019
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$3,174,779	$3,065,217
Less: Preferred stock (GAAP)	145,037	145,037
Goodwill and other intangible assets (GAAP)	558,367	562,214
Tangible common shareholders' equity (non-GAAP)	$2,471,375	$2,357,966
Common shares outstanding	90,194	92,007
Tangible book value per common share (non-GAAP)	$27.40	$25.63

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,471,375	$2,357,966
Total Assets (GAAP)	$32,708,617	$28,942,043
Less: Goodwill and other intangible assets (GAAP)	558,367	562,214
Tangible assets (non-GAAP)	$32,150,250	$28,379,829
Tangible common equity ratio (non-GAAP)	7.69%	8.31%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$53,097	$98,649	$91,296	$198,385
Less: Preferred stock dividends (GAAP)	1,969	1,969	3,938	3,938
Add: Intangible assets amortization, tax-effected (GAAP)	760	760	1,520	1,520
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$51,888	$97,440	$88,878	$195,967
Income adjusted for preferred stock dividends and intangible assets amortization, annualized (non-GAAP)	$207,552	$389,760	$177,756	$391,934
Average shareholders' equity (non-GAAP)	$3,155,368	$3,016,541	$3,174,446	$2,976,321
Less: Average preferred stock (non-GAAP)	145,037	145,037	145,037	145,037
Average goodwill and other intangible assets (non-GAAP)	558,835	562,679	559,311	563,160
Average tangible common shareholders' equity (non-GAAP)	$2,451,496	$2,308,825	$2,470,098	$2,268,124
Return on average tangible common shareholders' equity (non-GAAP)	8.47%	16.88%	7.20%	17.28%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$176,584	$180,640	$355,420	$356,326
Less: Foreclosed property activity (GAAP)	(217)	(55)	(467)	(308)
Intangible assets amortization (GAAP)	962	962	1,924	1,924
Other expense (non-GAAP) (1)	—	—	—	7
Non-interest expense (non-GAAP)	$175,839	$179,733	$353,963	$354,703
Net interest income (GAAP)	$224,407	$241,787	$455,208	$483,338
Add: Tax-equivalent adjustment (non-GAAP)	2,561	2,435	5,034	4,773
Non-interest income (GAAP)	60,076	75,853	133,454	144,465
Other (non-GAAP) (2)	293	354	592	696
Customer derivative fair value adjustment (GAAP)	5,511	—	5,511	—
Less: Gain on sale of investment securities, net (GAAP)	—	—	8	—
Income (non-GAAP)	$292,848	$320,429	$599,791	$633,272
Efficiency ratio (non-GAAP)	60.04%	56.09%	59.01%	56.01%
(1)Other expense (non-GAAP) includes facility optimization charges.
(2)Other income (non-GAAP) includes low income housing tax credits.

Financial Performance Summary
Comparison to Prior Year Quarter
For the three months ended June 30, 2020, net income of $53.1 million decreased $45.6 million, or 46.2%, from the three months ended June 30, 2019, primarily due to an increase in the provision for credit losses of $28.1 million, which was driven by the impact of COVID-19 and, to a lesser extent, loan growth and higher credit provisioning due to the implementation of CECL.
Net interest income decreased $17.4 million, while non-interest income decreased $15.8 million, and non-interest expense decreased $4.1 million, resulting in a non-GAAP efficiency ratio of 60.0%.
Earnings applicable to common shareholders of $50.7 million and diluted earnings per share of $0.57 decreased for the three months ended June 30, 2020 compared to earnings applicable to common shareholders of $96.2 million and diluted earnings per share of $1.05 for the three months ended June 30, 2019.
Comparison to Prior Year to Date
For the six months ended June 30, 2020, net income of $91.3 million decreased $107.1 million, or 54.0%, from the six months ended June 30, 2019, primarily due to an increase in the provision for credit losses of $95.5 million, which was driven by the impact of COVID-19 and, to a lesser extent, loan growth and higher credit provisioning due to the implementation of CECL.
Net interest income decreased $28.1 million, while non-interest income decreased $11.0 million, and non-interest expense decreased $0.9 million, resulting in a non-GAAP efficiency ratio of 59.0%.
Earnings applicable to common shareholders of $86.8 million and diluted earnings per share of $0.96 decreased for the six months ended June 30, 2020 compared to earnings applicable to common shareholders of $193.5 million and diluted earnings per share of $2.11 for the six months ended June 30, 2019.

The following tables present daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$21,608,914	$197,317	3.63%	$19,030,278	$236,620	4.94%
Investment securities (1)	8,579,213	56,465	2.69	7,472,731	56,501	3.01
FHLB and FRB stock	108,962	865	3.19	108,244	1,117	4.14
Interest-bearing deposits	99,467	5	0.02	50,131	309	2.44
Securities	8,787,642	57,335	2.66	7,631,106	57,927	3.02
Loans held for sale	24,266	184	3.03	23,210	145	2.49
Total interest-earning assets	30,420,822	$254,836	3.35%	26,684,594	$294,692	4.39%
Non-interest-earning assets	2,062,534			1,855,077
Total Assets	$32,483,356			$28,539,671

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$5,823,655	$—	—%	$4,266,938	$—	—%
Health savings accounts	6,846,210	2,604	0.15	6,223,570	3,066	0.20
Interest-bearing checking, money market and savings	10,390,143	6,462	0.25	8,934,579	13,132	0.59
Time deposits	2,869,471	9,739	1.36	3,323,203	16,559	2.00
Total deposits	25,929,479	18,805	0.29	22,748,290	32,757	0.58

Securities sold under agreements to repurchase and other borrowings	1,577,881	980	0.25	788,194	3,904	1.96
FHLB advances	839,830	3,748	1.77	1,117,285	7,772	2.75
Long-term debt (1)	570,679	4,335	3.31	527,713	6,037	4.62
Total borrowings	2,988,390	9,063	1.23	2,433,192	17,713	2.90
Total interest-bearing liabilities	28,917,869	$27,868	0.39%	25,181,482	$50,470	0.80%
Non-interest-bearing liabilities	410,119			341,648
Total liabilities	29,327,988			25,523,130

Preferred stock	145,037			145,037
Common shareholders' equity	3,010,331			2,871,504
Total shareholders' equity	3,155,368			3,016,541
Total Liabilities and Shareholders' Equity	$32,483,356			$28,539,671
Tax-equivalent net interest income		$226,968			$244,222
Less: Tax-equivalent adjustments		(2,561)			(2,435)
Net interest income		$224,407			$241,787
Net interest margin			2.99%			3.63%

(1)For purposes of yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.

	Six months ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$20,966,857	$414,235	3.93%	$18,771,166	$466,005	4.95%
Investment securities (1)	8,449,480	114,873	2.77	7,391,290	113,455	3.05
FHLB and FRB stock	117,663	2,116	3.62	110,617	2,829	5.16
Interest-bearing deposits	83,887	196	0.46	52,737	638	2.41
Securities	8,651,030	117,185	2.76	7,554,644	116,922	3.08
Loans held for sale	23,281	359	3.08	18,358	293	3.19
Total interest-earning assets	29,641,168	$531,779	3.59%	26,344,168	$583,220	4.41%
Non-interest-earning assets	1,996,765			1,825,418
Total Assets	$31,637,933			$28,169,586

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$5,170,280	$—	—%	$4,229,611	$—	—%
Health savings accounts	6,803,784	5,900	0.17	6,182,047	6,015	0.20
Interest-bearing checking, money market and savings	10,053,559	18,865	0.38	8,946,484	25,925	0.58
Time deposits	2,968,514	21,883	1.48	3,284,176	31,837	1.95
Total deposits	24,996,137	46,648	0.38	22,642,318	63,777	0.57

Securities sold under agreements to repurchase and other borrowings	1,437,403	4,710	0.65	693,178	6,656	1.91
FHLB advances	1,082,865	10,617	1.94	1,118,155	15,557	2.77
Long-term debt (1)	560,964	9,562	3.66	389,210	9,119	4.72
Total borrowings	3,081,232	24,889	1.62	2,200,543	31,332	2.84
Total interest-bearing liabilities	28,077,369	$71,537	0.51%	24,842,861	$95,109	0.77%
Non-interest-bearing liabilities	386,118			350,404
Total liabilities	28,463,487			25,193,265

Preferred stock	145,037			145,037
Common shareholders' equity	3,029,409			2,831,284
Total shareholders' equity	3,174,446			2,976,321
Total Liabilities and Shareholders' Equity	$31,637,933			$28,169,586
Tax-equivalent net interest income		$460,242			$488,111
Less: Tax-equivalent adjustments		(5,034)			(4,773)
Net interest income		$455,208			$483,338
Net interest margin			3.11%			3.69%

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

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 77.3% of total revenue for the six months ended June 30, 2020.
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
The federal funds rate target range was 0-0.25% at June 30, 2020 compared to 1.50-1.75% at December 31, 2019 and 2.25-2.50% at December 31, 2018. The benchmark 10-year U.S. Treasury rate decreased to 0.66% at June 30, 2020 from 1.92% at December 31, 2019. Refer to the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Net Interest Income
Comparison to Prior Year Quarter
Net interest income totaled $224.4 million for the three months ended June 30, 2020 compared to $241.8 million for the three months ended June 30, 2019, a decrease of $17.4 million. On a fully tax-equivalent basis, net interest income decreased $17.3 million when compared to the same period in 2019.
Net interest margin decreased 64 basis points to 2.99% for the three months ended June 30, 2020 from 3.63% for the three months ended June 30, 2019. The decrease was a result of asset sensitivity in a period during which the federal funds rate was reduced to near zero, with variable rate loan yields particularly impacted.
Comparison to Prior Year to Date
Net interest income totaled $455.2 million for the six months ended June 30, 2020 compared to $483.3 million for the six months ended June 30, 2019, a decrease of $28.1 million. On a fully tax-equivalent basis, net interest income increased $27.9 million when compared to the same period in 2019.
Net interest margin decreased 58 basis points to 3.11% for the six months ended June 30, 2020 from 3.69% for the six months ended June 30, 2019. The decrease was a result of asset sensitivity in a period during which the federal funds rate was reduced to near zero, with variable rate loan yields particularly impacted.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended June 30,			Six months ended June 30,
	2020 vs. 2019 Increase (decrease) due to			2020 vs. 2019 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(73,118)	$33,816	$(39,302)	$(106,153)	$54,384	$(51,769)
Loans held for sale	(30)	70	40	(91)	158	67
Securities (2)	(9,240)	8,647	(593)	(16,484)	16,746	262
Total interest income	$(82,388)	$42,533	$(39,855)	$(122,728)	$71,288	$(51,440)
Interest on interest-bearing liabilities:
Deposits	$(14,128)	$176	$(13,952)	$(17,853)	$724	$(17,129)
Borrowings	(8,532)	(117)	(8,649)	(14,794)	8,352	(6,442)
Total interest expense	$(22,660)	$59	$(22,601)	$(32,647)	$9,076	$(23,571)
Net change in net interest income	$(59,728)	$42,474	$(17,254)	$(90,081)	$62,212	$(27,869)

(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
(2)Securities include investment securities, FHLB and FRB stock, and interest-bearing deposits.

Average loans and leases for the six months ended June 30, 2020 increased $2.2 billion compared to the average for the six months ended June 30, 2019. The loan and lease portfolio comprised 70.7% of the average interest-earning assets at June 30, 2020 compared to 71.3% of the average interest-earning assets at June 30, 2019. The loan and lease portfolio yield decreased 102 basis points to 3.93% for the six months ended June 30, 2020 compared to 4.95% for the six months ended June 30, 2019. The decrease in the yield on the average loan and lease portfolio is primarily due to the impact of variable-rate loans resetting lower and PPP loan activity at a lower yield.
Average securities for the six months ended June 30, 2020 increased $1.1 billion compared to the average for the six months ended June 30, 2019. The securities portfolio comprised 29.2% of the average interest-earning assets at June 30, 2020 compared to 28.7% of the average interest-earning assets at June 30, 2019. The securities portfolio yield decreased 32 basis points to 2.76% for the six months ended June 30, 2020 compared to 3.08% for the six months ended June 30, 2019. The decrease in yield on the securities portfolio is primarily due to lower yield on variable-rate securities, higher premium amortization, and yield from newly purchased securities less than that of securities maturing and paying down.
Average total deposits for the six months ended June 30, 2020 increased $2.4 billion compared to the average for the six months ended June 30, 2019. The increase was driven by transactional deposit products, which includes HSAs. The average cost of deposits decreased 19 basis points to 0.38% for the six months ended June 30, 2020 from 0.57% for the six months ended June 30, 2019. The average cost of deposits decreased due to deposit product mix and reductions in the federal funds rate. Higher cost time deposits decreased to 15.0% for the six months ended June 30, 2020 from 17.8% for the six months ended June 30, 2019, as a percentage of total interest-bearing deposits.
Average total borrowings for the six months ended June 30, 2020 increased $880.7 million compared to the average for the six months ended June 30, 2019. Average securities sold under agreements to repurchase and other borrowings increased $744.2 million, while average FHLB advances decreased $35.3 million. Average long-term debt increased $171.8 million, as a result of an underwritten public offering of $300 million senior fixed-rate notes completed on March 25, 2019. The average cost of borrowings decreased 122 basis points to 1.62% for the six months ended June 30, 2020 from 2.84% for the six months ended June 30, 2019. The decrease in the average cost of borrowings was largely a result of changes in the federal funds rate and borrowings mix.
Provision for Credit Losses
Comparison to Prior Year Quarter
The provision for credit losses was $40.0 million for the three months ended June 30, 2020, which increased $28.1 million compared to the three months ended June 30, 2019. The increase in provision for credit losses is primarily the result of the impact of COVID-19 on the allowance for credit losses and, to a lesser extent, loan growth and higher credit provisioning due to the implementation of CECL. Total net charge-offs was $16.4 million and $11.6 million for the three months ended June 30, 2020 and 2019, respectively.
Comparison to Prior Year to Date
The provision for credit losses was $116.0 million for the six months ended June 30, 2020, which increased $95.5 million compared to the six months ended June 30, 2019. The increase in provision for credit losses is primarily the result of the impact of COVID-19 on the allowance for credit losses and, to a lesser extent, loan growth and higher credit provisioning due to the implementation of CECL. Total net charge-offs was $24.2 million and $21.2 million for the six months ended June 30, 2020 and 2019, respectively.
Allowance for credit losses on loan and leases coverage increased to 1.64% at June 30, 2020 from 1.04% at December 31, 2019. See the sections captioned "Loans and Leases" through "Troubled Debt Restructurings" contained elsewhere in this report for further details.

Non-Interest Income

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Deposit service fees	$35,839	$43,118	$(7,279)	(16.9)%	$78,409	$86,142	$(7,733)	(9.0)%
Loan and lease related fees	6,968	6,558	410	6.3	13,464	14,377	(913)	(6.4)
Wealth and investment services	7,102	8,309	(1,207)	(14.5)	15,841	15,960	(119)	(0.7)
Mortgage banking activities	4,205	932	3,273	351.2	7,098	1,696	5,402	318.5
Increase in cash surrender value of life insurance policies	3,624	3,650	(26)	(0.7)	7,204	7,234	(30)	(0.4)
Gain on sale of investment securities, net	—	—	—	n/m	8	—	8	n/m
Other income	2,338	13,286	(10,948)	(82.4)	11,430	19,056	(7,626)	(40.0)
Total non-interest income	$60,076	$75,853	$(15,777)	(20.8)	$133,454	$144,465	$(11,011)	(7.6)
Comparison to Prior Year Quarter
Total non-interest income for the three months ended June 30, 2020 was $60.1 million, a decrease of $15.8 million, or 20.8%, compared to $75.9 million for the three months ended June 30, 2019. The decrease was primarily attributable to lower deposit service fees and other income somewhat offset by higher mortgage banking activities.
Deposit service fees totaled $35.8 million for the three months ended June 30, 2020, compared to $43.1 million for the three months ended June 30, 2019. The decrease was primarily due to lower NSF, interchange, and debit card fees, as well as account service fees.
Mortgage banking activities totaled $4.2 million for the three months ended June 30, 2020, compared to $0.9 million for the three months ended June 30, 2019. The increase was a result of higher origination volume due to a lower mortgage interest rate environment.
Other income totaled $2.3 million for the three months ended June 30, 2020, compared to $13.3 million for the three months ended June 30, 2019. The decrease was primarily due to a $5.5 million customer derivative fair value adjustment and other decreases throughout miscellaneous fee income.
Comparison to Prior Year to Date
Total non-interest income for the six months ended June 30, 2020 was $133.5 million, a decrease of $11.0 million, or 7.6%, compared to $144.5 million for the six months ended June 30, 2019. The decrease was primarily attributable to lower deposit service fees and other income somewhat offset by higher mortgage banking activities.
Deposit service fees totaled $78.4 million for the six months ended June 30, 2020, compared to $86.1 million for the six months ended June 30, 2019. The decrease was primarily due to lower NSF, interchange, and debit card fees, as well as account service fees.
Mortgage banking activities totaled $7.1 million for the six months ended June 30, 2020, compared to $1.7 million for the six months ended June 30, 2019. The increase was a result of higher origination volume due to a lower mortgage interest rate environment.
Other income totaled $11.4 million for the six months ended June 30, 2020, compared to $19.1 million for the six months ended June 30, 2019. The decrease was primarily due to the customer derivative fair value adjustment and decreases throughout miscellaneous fee income, somewhat offset by an increase from customer derivative activity.

Non-Interest Expense

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Compensation and benefits	$99,731	$98,527	$1,204	1.2%	$201,618	$196,312	$5,306	2.7%
Occupancy	14,245	14,019	226	1.6	28,730	28,715	15	0.1
Technology and equipment	27,468	25,767	1,701	6.6	55,305	51,464	3,841	7.5
Intangible assets amortization	962	962	—	—	1,924	1,924	—	—
Marketing	3,286	4,243	(957)	(22.6)	6,788	7,571	(783)	(10.3)
Professional and outside services	6,158	5,634	524	9.3	11,821	11,682	139	1.2
Deposit insurance	5,015	4,453	562	12.6	9,740	8,883	857	9.6
Other expense	19,719	27,035	(7,316)	(27.1)	39,494	49,775	(10,281)	(20.7)
Total non-interest expense	$176,584	$180,640	$(4,056)	(2.2)	$355,420	$356,326	$(906)	(0.3)
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended June 30, 2020 was $176.6 million, a decrease of $4.1 million, or 2.2%, compared to $180.6 million for the three months ended June 30, 2019. The decrease was primarily attributable to other expense partially offset by increases in compensation and benefits and technology and equipment.
Compensation and benefits totaled $99.7 million for the three months ended June 30, 2020, compared to $98.5 million for the three months ended June 30, 2019. The increase was a result of annual merit increases and other benefits partially offset by lower medical costs.
Technology and equipment totaled $27.5 million for the three months ended June 30, 2020, compared to $25.8 million for the three months ended June 30, 2019. The increase was a result of continued infrastructure investment.
Other expense totaled $19.7 million for the three months ended June 30, 2020, compared to $27.0 million for the three months ended June 30, 2019. The decrease was primarily due to lower pension costs, legal expenses, and variable operating expenses.
Comparison to Prior Year to Date
Total non-interest expense for the six months ended June 30, 2020 was $355.4 million, a decrease of $0.9 million, or 0.3%, compared to $356.3 million for the six months ended June 30, 2019. The decrease was primarily attributable to other expense partially offset by increases in compensation and benefits and technology and equipment.
Compensation and benefits totaled $201.6 million for the six months ended June 30, 2020, compared to $196.3 million for the six months ended June 30, 2019. The increase was a result of annual merit increases, temporary help, and other benefits partially offset by lower medical costs.
Technology and equipment totaled $55.3 million for the six months ended June 30, 2020, compared to $51.5 million for the six months ended June 30, 2019. The increase was a result of continued infrastructure investment.
Other expense totaled $39.5 million for the six months ended June 30, 2020, compared to $49.8 million for the six months ended June 30, 2019. The decrease was primarily due to lower pension costs, legal expenses, and variable operating expenses.

Income Taxes
Webster recognized income tax expense of $14.8 million, reflecting an effective tax rate of 21.8%, for the three months ended June 30, 2020, compared to $26.5 million, reflecting an effective tax rate of 21.1%, for the three months ended June 30, 2019.
The decrease in tax expense is due to a lower level of pre-tax income for the three months ended June 30, 2020 as compared to the same period in 2019. The increase in the effective tax rate for the three months ended June 30, 2020 as compared to the same period in 2019 primarily reflects the recognition of a higher level of net tax benefits specific to the 2019 period, partially offset by the effects of a lower level of pre-tax income estimated for 2020 as compared to 2019.
Webster recognized income tax expense of $25.9 million, reflecting an effective tax rate of 22.1%, for the six months ended June 30, 2020, compared to $52.6 million, reflecting an effective tax rate of 21.0%, for the six months ended June 30, 2019.
The decrease in tax expense is due to a lower level of pre-tax income for the six months ended June 30, 2020 as compared to the same period in 2019. The increase in the effective tax rate for the six months ended June 30, 2020 as compared to the same period in 2019 reflects the recognition of $0.2 million of net tax expense specific to the six months ended June 30, 2020, including tax deficiencies of $0.6 million from stock-based compensation, as compared to the recognition of $4.5 million of net tax benefits specific to the 2019 period, including $2.7 million of excess tax benefits from stock-based compensation.
During July 2020, the Company made U.S. tax payments totaling $43.5 million.
For additional information related to income taxes, including deferred tax assets (DTAs), refer to the section captioned "Use of Estimates" elsewhere in this Item, and Note 9: Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, HSA Bank (a division of Webster Bank, National Association), and Community Banking. These segments reflect how executive management responsibilities are assigned, the type of customer served, how products and services are provided, and how discrete financial information is currently evaluated by executive management. Segments are evaluated using pre-tax, pre-provision net revenue (PPNR). Certain Corporate Treasury activities, along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category. Refer to Note 16: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a reconciliation of segment information to amounts reported in accordance with GAAP and for a description of segment reporting methodology. To better align segment results with key measurements used to review segment performance, the funds transfer pricing calculation was refined to reflect the allocation of capital credit to net interest income. Prior period amounts were revised accordingly.
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
HSA Bank offers comprehensive consumer directed healthcare solutions that include, HSAs, health reimbursement accounts, flexible spending accounts, and other financial solutions. HSAs are used in conjunction with high deductible health plans in order to facilitate tax advantages for account holders with respect to health care spending and savings, in accordance with applicable laws. HSAs are offered through employers for the benefit of their employees or directly to individual consumers and are distributed nationwide directly as well as through national and regional insurance carriers, benefit consultants and financial advisors.
HSA Bank deposits provide long duration low-cost funding that is used to minimize the Company’s use of wholesale funding in support of the Company’s loan growth. In addition, non-interest revenue is generated predominantly through service fees and interchange income.
Community Banking is comprised of Personal Banking and Business Banking operating segments.
Through a distribution network, consisting of 157 banking centers and 306 ATMs, a customer care center, and a full range of web and mobile-based banking services, Community Banking serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
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

Commercial Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Net interest income	$104,862	$100,216	$204,178	$198,558
Non-interest income	14,725	14,645	27,964	28,656
Non-interest expense	44,694	46,196	91,238	90,814
Pre-tax, pre-provision net revenue	$74,893	$68,665	$140,904	$136,400
Comparison to Prior Year Quarter
Pre-tax, pre-provision net revenue increased $6.2 million, or 9.1%, for the three months ended June 30, 2020 as compared to the same period in 2019. Net interest income increased $4.6 million, as a result of loan and deposit growth, which was partially offset by the lower rate environment. Non-interest income increased $0.1 million. Non-interest expense decreased $1.5 million, primarily due to a significant reduction of travel and entertainment spend.
Comparison to Prior Year to Date
Pre-tax, pre-provision net revenue increased $4.5 million, or 3.3%, for the six months ended June 30, 2020 as compared to the same period in 2019. Net interest income increased $5.6 million, as a result of loan growth, which was partially offset by the lower rate environment. Non-interest income decreased $0.7 million and non-interest expense increased $0.4 million.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2020	At December 31, 2019
Loans and leases	$12,485,078	$11,499,573
Deposits	5,400,036	4,382,051

Assets under administration/management (off-balance sheet)	2,181,697	2,304,350
Loans and leases increased $985.5 million at June 30, 2020 compared to December 31, 2019. Loan originations in the six months ended June 30, 2020 and 2019 were $2.1 billion and $1.8 billion, respectively. The loan growth was primary related to new originations in the middle market and PPP loans.
Deposits increased $1.0 billion at June 30, 2020 compared to December 31, 2019. The increase was primarily driven by PPP funding, and also the liquidity needs of business clients and municipalities.
The Private Banking operating segment had assets under administration of approximately $523.6 million and $539.7 million and assets under management of $1.7 billion and $1.8 billion at June 30, 2020 and December 31, 2019, respectively. These balances were lower as a result of a decline in market value.

HSA Bank
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Net interest income	$39,334	$44,013	$82,007	$87,111
Non-interest income	23,103	24,979	49,486	50,556
Non-interest expense	34,020	34,253	71,098	67,775
Pre-tax net revenue	$28,417	$34,739	$60,395	$69,892
Comparison to Prior Year Quarter
Pre-tax net revenue decreased $6.3 million, or 18.2%, for the three months ended June 30, 2020 as compared to the same period in 2019. Net interest income decreased $4.7 million, due to a decline in deposit spreads, partially offset by a growth in deposits. Non-interest income decreased $1.9 million, due to a decline in interchange revenue as a result of COVID-19. Non-interest expense decreased $0.2 million, primarily due to reduced postage and statement rendering and travel expenses, partially offset by account growth. Net accounts grew 32 thousand to 3.0 million compared to a year ago.
Comparison to Prior Year to Date
Pre-tax net revenue decreased $9.5 million, or 13.6%, for the six months ended June 30, 2020 as compared to the same period in 2019. Net interest income decreased $5.1 million, due to a decline in deposit spreads, partially offset by a growth in deposits. Non-interest income decreased $1.1 million, due to a decline in interchange revenue as a result of COVID-19. Non-interest expense increased $3.3 million, primarily due to annual merit increases and account growth. Net accounts grew 32 thousand to 3.0 million compared to a year ago.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2020	At December 31, 2019
Deposits	$6,786,845	$6,416,135

Assets under administration, through linked brokerage accounts (off-balance sheet)	2,249,176	2,070,910
Total footings	$9,036,021	$8,487,045
Deposits increased $370.7 million at June 30, 2020 compared to December 31, 2019, due to a 22 thousand net account increase and organic growth in existing account balances. Deposit growth was partially offset by the exit of third-party-administrator accounts in the second quarter.
HSA Bank deposits accounted for 25.8% and 27.5% of total deposits at June 30, 2020 and December 31, 2019, respectively.
Assets under administration, through linked brokerage accounts, increased $178.3 million at June 30, 2020 compared to December 31, 2019, primarily due to new account growth partially offset by market value declines.

Community Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Net interest income	$104,870	$107,838	$204,340	$214,128
Non-interest income	23,405	27,675	51,025	53,057
Non-interest expense	93,686	96,166	192,653	191,241
Pre-tax, pre-provision net revenue	$34,589	$39,347	$62,712	$75,944
Comparison to Prior Year Quarter
Pre-tax, pre-provision net revenue decreased $4.8 million, or 12.1%, for the three months ended June 30, 2020 as compared to the same period in 2019. Net interest income decreased $3.0 million, primarily due to declining interest rate spreads on deposits, partially offset by balance growth in loan and deposit portfolios. Non-interest income decreased $4.3 million, driven by lower deposit related service charges which were partially offset by higher deposit balances. Fees from investment services also declined related to lower transaction volumes and decreased asset valuations. These decreases were partially offset by increased fee income from mortgage banking and interest rate hedging activities. Non-interest expense decreased $2.5 million, resulting from lower deposit and loan operations costs, marketing expenses, employee related expenses, and sales activity related expenses. These expense saves were partially offset by continued investments in technology.
Comparison to Prior Year to Date
Pre-tax, pre-provision net revenue decreased $13.2 million, or 17.4%, for the six months ended June 30, 2020 as compared to the same period in 2019. Net interest income decreased $9.8 million, primarily due to declining interest rate spreads on loans and deposits, partially offset by balance growth in loan and deposit portfolios. Non-interest income decreased $2.0 million, primarily driven by lower deposit related service charges and decreased loan servicing income. These decreases were partially offset by higher deposit balances and increased fee income from mortgage banking and interest rate hedging activities. Non-interest expense increased $1.4 million, primarily due to higher employee related expenses, continued investments in technology, and other corporate overhead, partially offset by decreased deposit and loan operations costs, marketing expenses, sales activity related expenses, and card processing costs.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2020	At December 31, 2019
Loans	$9,317,390	$8,537,341
Deposits	14,172,987	12,527,903

Assets under administration (off-balance sheet)	3,557,019	3,712,311
Loans increased $780.0 million at June 30, 2020 compared to December 31, 2019. The increase is due to the originations of PPP loans by Business Banking, partially offset by lower residential mortgage balances due to increased refinancing activity and the continuing net paydowns in the home equity portfolio.
Loan originations in the six months ended June 30, 2020 and 2019 were $2.1 billion and $0.8 billion, respectively. The increase was driven by the originations of the PPP loans and increased residential mortgage originations, partially offset by a decline in home equity originations.
Deposits increased $1.6 billion at June 30, 2020 compared to December 31, 2019 resulting from higher balances in business and consumer transactional accounts coupled with increases in savings and money market products. The balance increases were driven by proceeds from the PPP loans, CARES Act stimulus payments, deferred income tax deadline, and the shifting of deposits from maturing certificates of deposit, which declined during the period.
Additionally, at June 30, 2020 and December 31, 2019, Webster Bank's investment services division had assets under administration through its strategic partnership with LPL of $3.6 billion and $3.7 billion, respectively. These balances were lower as a result of market value declines.

Financial Condition
At June 30, 2020, total assets of $32.7 billion increased by $2.3 billion compared to December 31, 2019, primarily driven by increases of $1.8 billion in loans, $440.7 million in investment securities, and $253.5 million in accrued interest receivable and other assets. Total liabilities of $29.5 billion increased by $2.4 billion compared to December 31, 2019, primarily reflecting increases of $1.7 billion in demand deposits, $913.2 million in interest-bearing deposits, and $370.7 million in HSAs. Total shareholders' equity of $3.2 billion decreased by $33.0 million compared to December 31, 2019. The decrease in shareholders' equity reflects a $76.6 million decrease in connection with the common stock repurchase program, a $51.2 million cumulative effect of change in accounting principles in connection with the adoption of CECL, and $73.0 million and $3.9 million in dividends paid to common and preferred shareholders, respectively, partially offset by $91.3 million in net income and $77.5 million for other comprehensive income.
Book value was $33.59 per common share as of June 30, 2020, compared with $33.28 per common share as of December 31, 2019. On July 21, 2020, the Board of Directors declared a quarterly cash dividend to shareholders, maintaining it at $0.40 per common share. Given the current economic forecast, anticipated earnings, and capital position, the Company anticipates continuation of the dividend at its current level. The Company will continue to monitor its ability to pay dividends at this level.
As of June 30, 2020, both the Company and the Bank were considered well-capitalized, meeting all capital requirements under the Basel III Capital Rules. In accordance with regulatory capital rules, the Company elected an option to delay the impact of CECL on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. Therefore, capital ratios and amounts as of June 30, 2020 exclude the impact of the increased allowance for credit losses on loans and leases, held-to-maturity debt securities and unfunded loan commitments attributed to the adoption of CECL. This resulted in a 30, 29, 29, and 22 basis point benefit to the Company's CET1 risk based capital, total risk based capital, tier 1 risk based capital, and tier 1 leverage capital, respectively, at June 30, 2020. The Company's capital ratios remain strong, in excess of well capitalized even without the benefit of the CECL impact delay.
Refer to the selected financial highlights under the "Results of Operations" section and Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The Office of the Comptroller of the Currency (OCC) may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, Webster Financial Corporation (the Holding Company) also may directly hold investment securities from time-to-time. At June 30, 2020, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Webster maintains, through its Corporate Treasury function, investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale which currently consists of agency collateralized mortgage obligations (Agency CMO); agency mortgage-backed securities (Agency MBS); agency commercial mortgage-backed securities (Agency CMBS); non-agency commercial mortgage-backed securities (CMBS); collateralized loan obligation securities (CLO); and corporate debt, and held-to-maturity which currently consists of Agency CMO; Agency MBS; Agency CMBS; municipal bonds and notes; and CMBS. Investment securities had a carrying value and an average risk weighting for regulatory purposes of $8.7 billion and 14%, respectively, at June 30, 2020 and $8.2 billion and 16%, respectively, at December 31, 2019.
Available-for-sale investment securities increased by $257.8 million, primarily due to Agency CMBS net purchase activity. The tax-equivalent yield in the portfolio was 2.62% for the six months ended June 30, 2020 compared to 3.03% for the six months ended June 30, 2019. Available-for-sale investment securities are evaluated for credit losses on a quarterly basis. Unrealized losses on these securities are attributable to factors other than credit loss and therefore no ACL has been recorded. Further, the Company does not have the intent to sell these investment securities, and it is more likely than not that it will not be required to sell these securities before the recovery of their cost basis. Gross unrealized loss on available-for-sale investment securities was $22.8 million at June 30, 2020.
Held-to-maturity investment securities increased by $183.2 million, primarily due to Agency CMBS net purchase activity partially offset by net principal paydowns for Agency MBS. The tax-equivalent yield in the portfolio was 2.85% for the six months ended June 30, 2020 compared to 3.06% for the six months ended June 30, 2019. Held-to-maturity investment securities are evaluated for credit losses on a quarterly basis under CECL. The ACL on investment securities held-to-maturity was $309 thousand at June 30, 2020. Gross unrealized loss on held-to-maturity investment securities was $296 thousand at June 30, 2020.

The following table summarizes the amortized cost and fair value of investment securities:

	At June 30, 2020				At December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Agency CMO	$182,484	$7,339	$(220)	$189,603	$184,500	$2,218	$(917)	$185,801
Agency MBS	1,512,525	75,054	(343)	1,587,236	1,580,743	35,456	(4,035)	1,612,164
Agency CMBS	827,782	27,131	—	854,913	587,974	513	(6,935)	581,552
CMBS	472,418	433	(16,597)	456,254	432,085	38	(252)	431,871
CLO	86,705	6	(2,228)	84,483	92,628	45	(468)	92,205
Corporate debt	14,544	—	(3,409)	11,135	23,485	—	(1,245)	22,240
Available-for-sale	$3,096,458	$109,963	$(22,797)	$3,183,624	$2,901,415	$38,270	$(13,852)	$2,925,833
Held-to-maturity:
Agency CMO	$138,529	$3,469	$(223)	$141,775	$167,443	$1,123	$(1,200)	$167,366
Agency MBS	2,766,764	148,003	(73)	2,914,694	2,957,900	60,602	(8,733)	3,009,769
Agency CMBS	1,585,929	60,543	—	1,646,472	1,172,491	6,444	(5,615)	1,173,320
Municipal bonds and notes (1)	752,537	49,298	—	801,835	740,431	32,709	(21)	773,119
CMBS	233,367	7,416	—	240,783	255,653	2,278	(852)	257,079
Held-to-maturity	$5,477,126	$268,729	$(296)	$5,745,559	$5,293,918	$103,156	$(16,421)	$5,380,653
(1)The amortized cost balance at June 30, 2020 in the table above excludes an allowance for credit losses on investment securities held-to-maturity of $309 thousand.
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

Loans and Leases
The following table provides the composition of loans and leases:

	At June 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$7,070,220	32.4	$5,313,989	26.5
Asset-based	943,187	4.3	1,049,978	5.2
Commercial real estate	6,217,065	28.5	5,959,969	29.7
Equipment financing	587,224	2.7	533,048	2.7
Residential	4,890,550	22.5	4,944,480	24.7
Home equity	1,908,289	8.8	1,998,631	10.0
Other consumer	202,449	0.9	219,266	1.1
Net deferred fees/costs and net premiums/discounts (1)	(16,467)	(0.1)	17,625	0.1
Total loans and leases	$21,802,517	100.0	$20,036,986	100.0
(1)The change in balances is primarily a result of deferred fees associated with PPP loan activity.
Total commercial non-mortgage and asset-based loans were $8.0 billion at June 30, 2020, an increase of $1.6 billion from December 31, 2019. The net increase is primarily related to PPP loan originations of $1.4 billion.
Commercial real estate loans were $6.2 billion at June 30, 2020, an increase of $257.1 million from December 31, 2019. The increase is a result of originations of $571.1 million, partially offset by loan payments.
Equipment financing was $587.2 million at June 30, 2020, an increase of $54.2 million from December 31, 2019. The increase is a result of originations of $143.9 million, partially offset by premium/fee amortization and higher prepayments.
Residential loans were $4.9 billion at June 30, 2020, a decrease of $53.9 million from December 31, 2019. The net decrease is a result of premium/fee amortization and higher prepayments, essentially offset by originations of $593.0 million.
Total home equity and other consumer loans were $2.1 billion at June 30, 2020, a decrease of $107.2 million from December 31, 2019. The decrease is primarily due to continued net principal paydowns within the home equity lines.
Credit Policies and Procedures
Webster Bank has credit policies and procedures in place designed to support lending activity within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems. The Company has implemented additional monitoring procedures in connection with COVID-19.
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

Loan Modifications
Webster works with customers to modify loan agreements when borrowers are experiencing financial difficulty. Webster will modify a loan to minimize the risk of loss and achieve the best possible outcome for both the borrower and the Company. Loan modifications can take various forms including payment deferral, rate reduction, covenant waiver, term extension, or other action. Depending on the nature of modification, it may, or may not, be accounted for as a troubled debt restructuring (TDR).
COVID-19 Modification Activities
The Company has accommodated over 2,000 customers impacted by COVID-19 through payment-related deferrals, covenant relief, borrowing base adjustments, additional liquidity, and other modifications. As of June 30, 2020, loan balances associated with these modifications, in their active period, totaled $2.3 billion. This balance includes all loans associated with a customer relationship where at least one loan has been modified. A significant portion of the loan balances associated with these modifications would not be considered a TDR based on the nature of the modification. Certain other modifications that would otherwise be considered a TDR are subject to TDR accounting relief through the CARES Act and Interagency Statement. The Company continues to actively monitor customer relationships associated with these modified loans. The impact of these modifications is reflected in our allowance for credit losses on loans and leases.
The CARES Act and Interagency Statement
In response to the COVID-19 pandemic, financial institutions were provided relief from certain TDR accounting and disclosure requirements for qualifying loan modifications. Specifically, Section 4013 of the CARES Act provided temporary relief from certain GAAP requirements for modifications related to COVID-19. In addition, a group of banking regulatory agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs.
As of June 30, 2020, loan balances, associated with loan modifications designated in connection with these relief provisions, totaled $735.0 million. These modifications represent payment deferrals, generally three to six months in length. The Company will continue to evaluate the effectiveness of the loan modification program as the deferral periods end. For additional information on the accounting for loan modifications under Section 4013 of the CARES Act and the revised interagency statement refer to Note 1: Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements contained elsewhere in this report.
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
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis for determination of accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Generally, a TDR is classified and reported as a TDR for the remaining life of the loan. TDR classification may be removed if the loan was restructured under market conditions and the borrower demonstrates compliance with the modified terms for a minimum of six months. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of credit loss on the contractual terms specified by the loan agreement.

The following tables provide information for TDRs:

	Six months ended June 30,
(In thousands)	2020	2019
Beginning balance	$237,438	$230,414
Additions	52,385	39,551
Paydowns/draws	(23,997)	(20,639)
Charge-offs	(3,084)	(5,616)
Transfers to OREO	(1,296)	(643)
Ending balance	$261,446	$243,067

(In thousands)	At June 30, 2020	At December 31, 2019
Accrual status	$147,950	$136,449
Non-accrual status	113,496	100,989
Total TDRs	$261,446	$237,438

Specific reserves for TDRs included in the balance of ACL on loans and leases	$15,027	$12,956
Additional funds committed to borrowers in TDR status	15,547	4,856
Overall, TDR balances increased $24.0 million at June 30, 2020 compared to December 31, 2019. While these balances exclude designated loan modifications in connection with Section 4013 of the CARES Act and Interagency Statements, specific reserves for TDRs increased from year end reflective of management’s current assessment of reserve requirements.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At June 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$7,514	0.11	$2,697	0.05
Commercial real estate	2,363	0.04	1,700	0.03
Equipment financing	6,445	1.10	5,785	1.09
Residential	15,445	0.32	13,598	0.28
Home equity	6,345	0.33	13,761	0.69
Other consumer	1,512	0.75	5,074	2.31
Loans and leases past due 30-89 days	39,624	0.18	42,615	0.21
Commercial non-mortgage loans and leases past due 90 days and accruing	198	—	—	—
Total	39,822	0.18	42,615	0.21
Net deferred fees/costs and net premiums/discounts	93		92
Total loans and leases past due 30 days or more and accruing income	$39,915		$42,707
(1)Represents the principal balance of loans and leases past due 30 days or more and accruing income as a percentage of the outstanding principal balance within the comparable loan and lease category.
The balance of loans and leases past due 30 days or more and accruing income decreased $2.8 million at June 30, 2020 compared to December 31, 2019. The ratio of loans and leases past due 30 days or more and accruing income as a percentage of loans and leases decreased to 0.18% at June 30, 2020 as compared to 0.21% at December 31, 2019.

Non-performing Assets
The following table provides information regarding non-performing assets:

	At June 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$67,547	0.96	$59,360	1.12
Asset-based	138	0.01	139	0.01
Commercial real estate	15,889	0.26	11,554	0.19
Equipment financing	7,793	1.33	5,433	1.02
Residential	46,500	0.95	43,100	0.87
Home equity	33,971	1.78	30,130	1.51
Other consumer	1,216	0.60	1,190	0.54
Total non-accrual loans and leases	173,054	0.79	150,906	0.75
Net deferred fees/costs and net premiums/discounts	139		153
Amortized cost of non-accrual loans and leases (2)	$173,193		$151,059

Total non-accrual loans and leases	$173,054		$150,906
Foreclosed and repossessed assets:
Commercial non-mortgage	272		271
Residential and consumer	5,055		6,203
Total foreclosed and repossessed assets	5,327		6,474
Total non-performing assets	$178,381		$157,380
(1)Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.
(2)Includes non-accrual TDRs of $113.5 million at June 30, 2020 and $101.0 million at December 31, 2019.
Non-performing assets increased $21.0 million at June 30, 2020 compared to December 31, 2019. Overall non-performing assets as a percentage of total assets was 0.55% at June 30, 2020 as compared to 0.52% at December 31, 2019.
The following table provides detail of non-performing loan and lease activity:

	Six months ended June 30,
(In thousands)	2020	2019
Beginning balance	$150,906	$154,750
Additions	62,952	59,345
Paydowns, net of draws	(9,874)	(25,102)
Charge-offs	(25,880)	(19,920)
Other (1)	(5,050)	(21,017)
Ending balance	$173,054	$148,056
(1)Other typically includes loans transferred to OREO, or loans held for sale. The 2019 amount also includes a commercial loan of $14.8 million which was sold during the period.

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
The following table provides key asset quality ratios:

	At June 30, 2020	At December 31, 2019
Non-performing loans and leases as a percentage of loans and leases	0.79%	0.75%
Non-performing assets as a percentage of loans and leases plus other real estate owned (OREO)	0.82	0.79
Non-performing assets as a percentage of total assets	0.55	0.52
ACL on loans and leases as a percentage of non-performing loans and leases	207.17	138.56
ACL on loans and leases as a percentage of loans and leases	1.64	1.04
Net charge-offs as a percentage of average loans and leases (1)	0.23	0.21
Ratio of ACL on loans and leases to net charge-offs (1)	7.40x	5.09x
(1)Calculated for the June 30, 2020 period based on the year-to-date net charge-offs, annualized.
The ratios as calculated above, include the impact of PPP loans totaling $1.4 billion for which there was no allowance for credit losses recorded at June 30, 2020.
The economic environment and uncertainty related to the pandemic could result in severe deterioration of asset quality, particularly in sectors disproportionately impacted from COVID-19 and the related economic slowdown, such as retail, transportation, leisure, construction, restaurants, hotels, and oil. At June 30, 2020, commercial loans with exposure to these sectors totaled $2.5 billion, or approximately 11.6% of total loans.
Potential Problem Loans and Leases
Potential problem loans and leases are defined by management as certain loans and leases that, for:
•the commercial portfolio are performing loans and leases that are classified as Substandard and have a well-defined weakness that could jeopardize the full repayment of the debt; and
•the consumer portfolio are performing loans that are 60-89 days past due and accruing.
Potential problem loans and leases exclude loans and leases past due 90 days or more and accruing, non-accrual loans and leases, and troubled debt restructurings (TDRs). Certain loans with modifications related to COVID-19 are not reflected as potential problem loans and are not reported as TDRs due to relief provisions of the CARES Act and Interagency Statements as discussed elsewhere in this document. As there are many uncertainties related to the pandemic there is a risk that some of these modified loans may become potential problem loans.
Management monitors potential problem loans and leases due to a higher degree of risk associated with those loans and leases. The current expectation of lifetime losses is included in the ACL on loans and leases, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $244.6 million at June 30, 2020 compared to $216.7 million at December 31, 2019.

Allowance for Credit Losses on Loans and Leases
On January 1, 2020, the Company adopted a new accounting standard which introduced the CECL impairment model that applies to most financial assets measured at amortized cost and certain other instruments including the Company’s loans, net investment in leases, off-balance sheet credit exposures, and held-to-maturity debt securities. CECL requires the measurement of expected credit losses over the life of the instrument to be recognized at purchase or origination, and also requires consideration of a broader range of reasonable and supportable information including economic forecasts.
Methodology
The Company's policy for ACL on loans and leases is considered a critical accounting policy. The ACL on loans and leases is a contra-asset account that offsets the amortized cost basis of loans and leases for the credit losses expected to occur over the life of the asset. Executive management reviews and advises on the adequacy of the reserve which is maintained at a level management deems sufficient to cover expected losses within the loan and lease portfolios.
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
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on the commercial and consumer portfolios and expected losses are determined using Probability of Default/Loss Given Default (PD/LGD) models. The Company’s PD/LGD calculations are predictive models that measure the current risk profile of the loan pools and which consider forecasts of future macroeconomic conditions, historical loss information, and other qualitative factors, that together determine the overall reserve requirement for collectively assessed loans and leases.
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
Changes in forecasts of macroeconomic variables will impact expectations of lifetime credit losses calculated by the PD/LGD models. However, the impact of changes in macroeconomic forecasts may be different for each portfolio and will reflect the credit quality and nature of the underlying assets at that time. To further refine the expected loss estimate, non-economic qualitative factors are used as inputs to the modeled loss calculation including: credit concentration, credit quality trends, the quality of internal loan reviews, the nature and volume of portfolio growth, staffing levels, and underwriting exceptions. Management may apply additional qualitative adjustments to reflect their assessment of other relevant facts and circumstances that impact expected credit losses.
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
A fair value shortfall relative to the amortized cost balance is reflected as an impairment reserve within the ACL on loans and leases. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases. Any individually assessed loan for which no specific valuation allowance was necessary at June 30, 2020 and December 31, 2019 is the result of either sufficient cash flow or sufficient collateral coverage relative to the amortized cost. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses.
The ACL on loans and leases represents the total of estimated losses calculated through collective and individual assessments. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems. While actual future conditions and losses realized may vary significantly from present judgments and assumptions, management believes the ACL on loans and leases is adequate as of June 30, 2020.
Allowance for Credit Losses on Loans and Leases Balances and Ratios
The Company adopted the CECL accounting standard on January 1, 2020, with a cumulative effect adjustment recorded upon adoption which increased the ACL on loans and leases by $57.6 million. Upon adoption, the allowance reflects expected lifetime credit losses of the portfolio.
The COVID-19 pandemic has caused significant changes to expectations of economic activity and borrower risk. The Company's ACL calculation reflects management's best estimate of expected lifetime credit losses as of period end, including current forecasts of macro-economic activity and borrower risk ratings. Borrower risk ratings reflect an increase in payment accommodation requests related to COVID-19. Declining economic forecasts and increased borrower credit risk contributed to the reserve increase in the current quarter. The length and depth of the economic downturn remains highly uncertain and further changes to forecasts will impact loss provisioning in future periods.
At June 30, 2020 the ACL on loans and leases was $358.5 million compared to $209.1 million at December 31, 2019. The increase of $149.4 million in the reserve at June 30, 2020 compared to December 31, 2019 is primarily due to the adoption of CECL, the impact of COVID-19, and loan growth. ACL on loans and leases as a percentage of loans and leases, also known as the reserve coverage, increased to 1.64% at June 30, 2020 from 1.04% at December 31, 2019, reflecting lifetime credit losses under CECL and the impact of COVID-19. ACL on loans and leases as a percentage of non-performing loans and leases increased to 207.17% at June 30, 2020 from 138.56% at December 31, 2019.
For information on the impact of adoption of the CECL model, refer to Note 1: Summary of Significant Accounting Policies in the notes to the Condensed Consolidated Financial Statements contained elsewhere in this report.

The following table provides a portfolio segment allocation of the ACL on loans and leases:

	At June 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount (1)	% (1) (2)	Amount (1)	% (1) (2)
Commercial portfolio	$291,520	1.98	$161,669	1.26
Consumer portfolio	67,002	0.95	47,427	0.66
Total ACL on loans and leases	$358,522	1.64	$209,096	1.04
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
The following table provides detail of activity in the ACL on loans and leases:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$334,931	$211,389	$209,096	$212,353
Adoption of ASU No. 2016-13 (CECL)	—	—	57,568	—
Provision (1)	40,003	11,900	116,088	20,500
Charge-offs:
Commercial non-mortgage	(14,727)	(5,218)	(20,166)	(12,851)
Asset-based	—	—	—	—
Commercial real estate	—	(2,473)	(30)	(3,446)
Equipment financing	(567)	(439)	(672)	(643)
Residential	(194)	(2,154)	(1,705)	(2,405)
Home equity	(490)	(1,165)	(1,351)	(2,464)
Other consumer	(2,096)	(2,933)	(4,311)	(5,607)
Total charge-offs	(18,074)	(14,382)	(28,235)	(27,416)
Recoveries:
Commercial non-mortgage	249	453	758	1,011
Asset-based	10	—	13	229
Commercial real estate	2	33	5	39
Equipment financing	22	11	71	22
Residential	83	295	318	473
Home equity	817	1,144	1,855	2,830
Other consumer	479	828	985	1,630
Total recoveries	1,662	2,764	4,005	6,234
Net charge-offs	(16,412)	(11,618)	(24,230)	(21,182)
Ending balance	$358,522	$211,671	$358,522	$211,671
(1)The Company adopted the new accounting standard for credit losses on January 1, 2020. For periods subsequent to adoption ACL on loans and leases is calculated under the CECL methodology. The prior periods allowance balances and provision amount follows applicable GAAP for those periods.
The following table provides a summary of net charge-offs to average loans and leases by portfolio segment:

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial portfolio	$15,011	0.41	$7,633	0.25	$20,021	0.29	$15,639	0.26
Consumer portfolio	1,401	0.08	3,985	0.23	4,209	0.12	5,543	0.16
Net charge-offs	$16,412	0.30	$11,618	0.24	$24,230	0.23	$21,182	0.23
(1)Net charge-offs to average loans and leases, percentage calculated based on period-to-date activity, annualized.
Net charge-offs increased $3.0 million for the six months ended June 30, 2020 as compared to the same period in 2019.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB of Boston is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB Boston capital stock of $34.6 million at June 30, 2020 compared to $89.3 million at December 31, 2019 for its membership and for outstanding advances and other extensions of credit. On May 4, 2020, the FHLB paid a quarterly cash dividend equal to an annual yield of 5.06%.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. Webster Bank held $59.9 million and $59.8 million of FRB capital stock at June 30, 2020 and December 31, 2019, respectively. On June 30, 2020, the FRB paid a semi-annual dividend equal to an annual yield of 0.832%.
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
Total deposits were $26.4 billion at June 30, 2020 compared to $23.3 billion at December 31, 2019. The increase is predominately related to an increase in transactional accounts of $3.1 billion, primarily due to customer PPP loan funding pending utilization and other stimulus effects, and HSAs increased $370.7 million due to account and balance growth. See Note 8: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Borrowings primarily consist of FHLB advances which are utilized as a source of funding for liquidity and interest rate risk management purposes. At June 30, 2020 and December 31, 2019, FHLB advances totaled $0.5 billion and $1.9 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $4.2 billion and $2.9 billion at June 30, 2020 and December 31, 2019, respectively. The Bank also had additional borrowing capacity at the FRB of approximately $1.3 billion and $0.9 billion at June 30, 2020 and December 31, 2019, respectively. Unpledged investment securities of $5.0 billion at June 30, 2020 could have been used to increase borrowing capacity by approximately $4.6 billion at the FHLB or $4.8 billion at the FRB, or alternatively, could have been used for collateral on borrowings such as repurchase agreements.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future, to a lesser extent, are also utilized as a source of funding. Webster Bank may also utilize term and overnight Fed funds to meet short-term liquidity needs. In addition, to bolster the effectiveness of the PPP, the Federal Reserve began supplying liquidity to participating financial institutions through the Paycheck Protection Program Liquidity Facility which extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The Company began utilizing this facility in the second quarter 2020. At June 30, 2020 and December 31, 2019, collectively these borrowings totaled $1.7 billion and $1.0 billion, respectively.
Long-term debt, which consists of senior fixed-rate notes maturing in 2024 and 2029, and junior subordinated notes maturing in 2033 totaled $0.6 billion and $0.5 billion at June 30, 2020 and December 31, 2019, respectively. The Company terminated the receive fixed/pay floating swaps on $0.3 billion of senior fixed-rate notes in March 2020.
Total borrowed funds were $2.8 billion at June 30, 2020 compared to $3.5 billion at December 31, 2019. Borrowings represented 8.5% and 11.6% of total assets at June 30, 2020 and December 31, 2019, respectively. The decrease is due to deposit growth exceeding loan and securities growth. For additional information, see Note 9: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

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
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank did not pay a dividend to the Holding Company during the six months ended June 30, 2020. To a lesser extent, public offerings, investment income, and net proceeds from investment sales may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and junior subordinated debt, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2019 Form 10-K. At June 30, 2020, $240.3 million of retained earnings are available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $123.4 million of remaining repurchase authority at June 30, 2020. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the six months ended June 30, 2020, a total of 2,177,208 shares of common stock were repurchased for approximately $79.8 million, of which 2,104,195 shares were purchased under the common stock repurchase program at a cost of approximately $76.6 million, and 73,013 shares were purchased, at market prices, for a cost of approximately $3.2 million, relating to stock compensation plan activity. Given the current economic environment, the Company does not expect to continue repurchases under the common stock repurchase program until further notice.
The Holding Company has sufficient cash on hand to cover expected funding requirements. The liquidity position of the Company is continuously monitored, and adjustments are made to balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources, or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which, if implemented, would have a material adverse effect on the Company.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan funding. Including time deposits, Webster Bank had a loan to total deposit ratio of 82.7% and 85.9% at June 30, 2020 and December 31, 2019, respectively, well positioned within the northeast region and the Company's peer group.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of June 30, 2020. Webster Bank's latest OCC Community Reinvestment Act (CRA) rating was Outstanding. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of June 30, 2020, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to the Holding Company and Webster Bank.
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
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on net interest income over a twelve month period, starting June 30, 2020 and December 31, 2019 for each subsequent twelve month period as compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
June 30, 2020	n/a	n/a	1.9%	4.2%
December 31, 2019	n/a	(4.7)%	2.7%	4.8%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on PPNR over a twelve month period, starting June 30, 2020 and December 31, 2019 for each subsequent twelve month period as compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
June 30, 2020	n/a	n/a	3.1%	7.4%
December 31, 2019	n/a	(7.7)%	4.1%	7.1%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of June 30, 2020 and December 31, 2019 assumed a Fed Funds rate of 0.25% and 1.75%, respectively. Asset sensitivity for both NII and PPNR was lower as of June 30, 2020 when compared to December 31, 2019, for the majority of scenarios. This lower asset sensitivity is primarily due to the reduction of both the short-term and long-term market rates since December 31, 2019 which lengthens duration of loans with floors and shortens duration on prepayable assets. Due to the lower rate environment as of June 30, 2020 we do not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were modeled as of December 31, 2019.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on NII for the subsequent twelve month period starting June 30, 2020 and December 31, 2019:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2020	n/a	n/a	0.3%	1.1%	n/a	(1.5)%	1.6%	3.2%
December 31, 2019	(5.1)%	(2.5)%	1.0%	2.1%	(4.7)%	(2.2)%	1.7%	2.9%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on PPNR for the subsequent twelve month period starting June 30, 2020 and December 31, 2019:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2020	n/a	n/a	0.2%	1.4%	n/a	(3.0)%	3.3%	6.5%
December 31, 2019	(7.9)%	(3.8)%	1.1%	2.4%	(8.1)%	(3.9)%	3.0%	5.1%
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
Sensitivity to the short end of the yield curve for NII and PPNR decreased as of June 30, 2020 when compared to December 31, 2019 due to floors on loans. As rates rise, not all loans will immediately lift off their floors. NII and PPNR were more sensitive to changes in the long end of the yield curve as of June 30, 2020 when compared to December 31, 2019 due to increased forecast prepayment speeds resulting from decreases in the long end of the yield curve which shortens asset duration for MBS and residential mortgages. Due to the lower rate environment as of June 30, 2020 we do not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were modeled as of December 31, 2019.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at June 30, 2020 and December 31, 2019 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 bp	+100 bp
June 30, 2020
Assets	$32,708,617	$32,715,483	n/a	$(685,909)
Liabilities	29,533,838	29,812,710	n/a	(976,880)
Net	$3,174,779	$2,902,773	n/a	$290,971
Net change as % base net economic value			n/a	10.0%

December 31, 2019
Assets	$30,389,344	$29,984,052	$598,578	$(720,572)
Liabilities	27,181,574	26,226,758	839,154	(708,815)
Net	$3,207,770	$3,757,294	$(240,576)	$(11,757)
Net change as % base net economic value			(6.4)%	(0.3)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.5 years at June 30, 2020 and negative 0.8 years at December 31, 2019. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. As of June 30, 2020, long-term rates have fallen by over 100 basis points when compared to December 31, 2019. This lower starting point shortens asset duration by increasing residential loan and MBS prepayment speeds.
These estimates assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at June 30, 2020 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to take additional action in the event that interest rates do change rapidly.
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
Deferred tax assets. As of June 30, 2020, we had $68.6 million of DTAs attributable to state and local tax net operating loss (NOL) and credit carryforwards available to offset taxable income in future periods and reduce our income taxes payable in those future periods. The NOL and credit carryforwards are subject to expiration if they are not used within certain periods and our $38.2 million valuation allowance represents the portion of the $68.6 million estimated to expire unused between the years 2025 and 2031. Of the $30.4 million of DTAs, net of the $38.2 million valuation allowance, $6.3 million is scheduled to expire within the next four years, including $6.0 million in 2024, and $24.1 million is scheduled to expire between 2025 and 2032. We regularly assess all available positive and negative evidence to determine the appropriate level of our valuation allowance. To help determine whether the level of our valuation allowance is appropriate we must forecast our expected future results of operations. The continued economic decline and market volatility as a result of COVID-19 has increased the uncertainty inherent in such expectations, and in the realizability of our DTAs. At this time, we consider it more-likely-than-not that we will generate sufficient taxable income in future periods to realize our net DTAs. However, it is possible that some or all of our NOL or credit carryforwards could expire unused if the economic decline is prolonged and negatively affects our current expectation that sufficient taxable income will more-likely-than-not be generated in future periods over the longer term or that, as a result of market and interest-rate volatility, it is possible we could utilize more NOL or credit carryforwards and realize more DTAs than we have estimated. If we were to conclude that a significant portion of our net DTAs is not more-likely-than-not to be realized, the associated valuation allowance would increase, the recognition of which may have a material adverse effect on our financial position and results of operations.
Goodwill. The net carrying amount of goodwill at June 30, 2020 was $538.4 million, comprised of $516.6 million in Community Banking and $21.8 million in HSA Bank. We evaluate goodwill for impairment at least annually in the fourth quarter of each year, but more frequently when there are indications that the fair value of a reporting unit is below its carrying value. We have assessed whether current circumstances indicate that the fair value of any of our reporting units is less than carrying value as of June 30, 2020. Our assessment considered current macro-economic conditions, fiscal and monetary policy actions taken to stabilize the economy, industry and market developments, expected future cash flows of the reporting units, forecasted growth rates, performance of the Company's stock, and other relevant considerations. Based on our assessment, it is more likely than not that the fair value of each reporting unit exceeds its carrying value. This assessment included assumptions that are rapidly changing and are increasingly difficult to predict due to the pandemic. Future declines to economic forecasts may require us to record charges related to the impairment of our goodwill which may have an adverse effect on our results of operations.
Right-of-use (ROU) lease assets. For leases where we are the lessee, an ROU lease asset is recorded within property, plant and equipment on the consolidated balance sheet. As of June 30, 2020, ROU lease assets were $151.8 million and represent the present value of future minimum lease payments adjusted for the effect of uneven lease payments. ROU lease assets are tested for impairment when circumstances indicate that the carrying amount may not be recoverable. Our ROU lease assets primarily represent real estate including retail banking center locations and office space. If the impact of COVID-19 continues to cause any of those locations to be underutilized over an extended period of time, we may be required to write-down the carrying value. Recording an impairment of these assets may have a material adverse effect on our results of operations and, to a lesser effect, regulatory capital ratios.
Investments in equity securities. Our equity investments include tax credit finance investments, Small Business Investment Companies, and other strategic direct investments. As of June 30, 2020, equity investments represented $70.1 million recorded within accrued interest receivable and other assets on the consolidated balance sheet. Equity investments are subject to various impairment standards depending on the nature of the investment. If our equity investments experience significant losses or we are otherwise required to record an impairment to these investments, there may be a material adverse effect on our financial position, results of operations, and, to a lesser effect, regulatory capital ratios.

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
Supervision and Regulation
The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in both the Company’s Annual Report on Form 10-K and the supplemental disclosure related thereto contained its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
CARES Act
The CARES Act, signed into law by the President on March 27, 2020, provided approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions like the Company and Webster Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve, and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and Webster Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including new bills comparable in scope to the CARES Act, prior to the end of 2020.
Set forth below is a brief overview of select provisions of the CARES Act and other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and its subsidiaries, including Webster Bank. The following description is qualified in its entirety by reference to the full text of the CARES Act and the statutes, regulations, and policies described herein. Future legislation and/or amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the Company. Such legislation and related regulations and supervisory guidance will be implemented over time and will remain subject to review by Congress and the implementing regulations issued by federal regulatory authorities. The Company continues to assess the impact of the CARES Act, the potential impact of new COVID-19 legislation, and other statutes, regulations, and supervisory guidance related to the COVID-19 pandemic.
Paycheck Protection Program. The CARES Act amended the SBA’s loan program, in which Webster Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act into law, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, the President signed additional legislation authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. It is anticipated that additional revisions to the SBA’s interim final rules on forgiveness and loan review procedures will be forthcoming to address these and related changes. As a participating lender in the PPP, Webster Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so. The Company is applying this guidance to qualifying loan modifications. For additional information, see Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.
Federal Reserve Programs and Other Recent Initiatives
Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the MSLP to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through three facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, and the Main Street Expanded Loan Facility. The Federal Reserve is currently working to refine the MSLP’s operational infrastructure and facilities and is expected to release further rules and operational guidance. The Bank has registered as a lender under the MSLP and continues to monitor developments related thereto.
Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The Company has elected this capital relief and delayed the regulatory capital impact of adopting CECL during the first quarter of 2020. As a result, capital ratios and amounts as of June 30, 2020 exclude the impact of the increased allowance for credit losses on loans, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of CECL, adjusted for an approximation of the after-tax provision for credit losses attributable to CECL relative to the incurred loss methodology during the deferral period.
Supervisory Developments. On June 25, 2020, the Federal Reserve announced that it would take several actions to ensure large banks remain resilient despite the ongoing economic impact of COVID-19. Specifically, in the third quarter, the Federal Reserve will require large banks to preserve capital by suspending share repurchases, capping dividend payments, and allowing dividends according to a formula based on recent income. The Company and Webster Bank continue to monitor these developments to assess what effect, if any, they will have, but does not anticipate any material impact at this time.
Modification of the Volcker Rule. Also on June 25, 2020, the Federal Reserve, along with the Commodity Futures Trading Commission, FDIC, the Office of the Comptroller of the Currency, and the SEC issued a final rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds, commonly known as covered funds. The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring or having certain relationships with a hedge fund or private equity fund. The final rule modifies three areas of the Volcker Rule by: (i) streamlining the covered funds portion of the rule; (ii) addressing the extraterritorial treatment of certain foreign funds; and (iii) permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The new rule becomes effective October 1, 2020. The Company and Webster Bank are currently reviewing this new rule to determine what effect, if any, it will have, but does not anticipate any material impact at this time.

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$198,680	$185,341
Interest-bearing deposits	104,444	72,554
Investment securities available-for-sale, at fair value	3,183,624	2,925,833
Investment securities held-to-maturity (fair value of $5,745,559 and $5,380,653)	5,477,126	5,293,918
Allowance for credit losses on investment securities held-to-maturity	(309)	—
Investment securities held-to-maturity, net	5,476,817	5,293,918
Federal Home Loan Bank and Federal Reserve Bank stock	94,495	149,046
Loans held for sale (valued under fair value option $46,446 and $35,750)	46,446	36,053
Loans and leases	21,802,517	20,036,986
Allowance for credit losses on loans and leases	(358,522)	(209,096)
Loans and leases, net	21,443,995	19,827,890
Deferred tax assets, net	77,145	61,975
Premises and equipment, net	258,392	270,413
Goodwill	538,373	538,373
Other intangible assets, net	19,994	21,917
Cash surrender value of life insurance policies	557,325	550,651
Accrued interest receivable and other assets	708,887	455,380
Total assets	$32,708,617	$30,389,344
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$6,193,757	$4,446,463
Interest-bearing	20,162,240	18,878,283
Total deposits	26,355,997	23,324,746
Securities sold under agreements to repurchase and other borrowings	1,688,805	1,040,431
Federal Home Loan Bank advances	523,321	1,948,476
Long-term debt	570,029	540,364
Operating lease liabilities	170,731	174,396
Accrued expenses and other liabilities	224,955	153,161
Total liabilities	29,533,838	27,181,574
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $0.01 par value; Authorized - 200,000,0000 shares:
Issued (93,686,311 shares)	937	937
Paid-in capital	1,103,756	1,113,250
Retained earnings	2,024,487	2,061,352
Treasury stock, at cost (3,492,707 and 1,659,749 shares)	(140,883)	(76,734)
Accumulated other comprehensive income (loss), net of tax	41,445	(36,072)
Total shareholders' equity	3,174,779	3,207,770
Total liabilities and shareholders' equity	$32,708,617	$30,389,344
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest Income:
Interest and fees on loans and leases	$196,521	$235,949	$412,708	$464,713
Taxable interest and dividends on investments	50,069	50,634	102,691	102,510
Non-taxable interest on investment securities	5,501	5,529	10,987	10,931
Loans held for sale	184	145	359	293
Total interest income	252,275	292,257	526,745	578,447
Interest Expense:
Deposits	18,805	32,757	46,648	63,777
Securities sold under agreements to repurchase and other borrowings	980	3,904	4,710	6,656
Federal Home Loan Bank advances	3,748	7,772	10,617	15,557
Long-term debt	4,335	6,037	9,562	9,119
Total interest expense	27,868	50,470	71,537	95,109
Net interest income	224,407	241,787	455,208	483,338
Provision for credit losses	40,000	11,900	116,000	20,500
Net interest income after provision for credit losses	184,407	229,887	339,208	462,838
Non-interest Income:
Deposit service fees	35,839	43,118	78,409	86,142
Loan and lease related fees	6,968	6,558	13,464	14,377
Wealth and investment services	7,102	8,309	15,841	15,960
Mortgage banking activities	4,205	932	7,098	1,696
Increase in cash surrender value of life insurance policies	3,624	3,650	7,204	7,234
Gain on sale of investment securities, net	—	—	8	—
Other income	2,338	13,286	11,430	19,056
Total non-interest income	60,076	75,853	133,454	144,465
Non-interest Expense:
Compensation and benefits	99,731	98,527	201,618	196,312
Occupancy	14,245	14,019	28,730	28,715
Technology and equipment	27,468	25,767	55,305	51,464
Intangible assets amortization	962	962	1,924	1,924
Marketing	3,286	4,243	6,788	7,571
Professional and outside services	6,158	5,634	11,821	11,682
Deposit insurance	5,015	4,453	9,740	8,883
Other expense	19,719	27,035	39,494	49,775
Total non-interest expense	176,584	180,640	355,420	356,326
Income before income tax expense	67,899	125,100	117,242	250,977
Income tax expense	14,802	26,451	25,946	52,592
Net income	53,097	98,649	91,296	198,385
Preferred stock dividends and other	(2,368)	(2,456)	(4,530)	(4,902)
Earnings applicable to common shareholders	$50,729	$96,193	$86,766	$193,483

Earnings per common share:
Basic	$0.57	$1.05	$0.96	$2.11
Diluted	0.57	1.05	0.96	2.11
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Net income	$53,097	$98,649	$91,296	$198,385
Other comprehensive income, net of tax:
Investment securities available-for-sale	61,914	34,409	46,225	61,968
Derivative instruments	3,601	186	29,833	382
Defined benefit pension and other postretirement benefit plans	730	1,056	1,459	2,112
Other comprehensive income, net of tax	66,245	35,651	77,517	64,462
Comprehensive income	$119,342	$134,300	$168,813	$262,847
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended June 30, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at March 31, 2020	$145,037	$937	$1,101,324	$2,009,541	$(141,797)	$(24,800)	$3,090,242
Cumulative effect of changes in accounting principles	—	—	—	—	—	—	—
Net income	—	—	—	53,097	—	—	53,097
Other comprehensive income, net of tax	—	—	—	—	—	66,245	66,245
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,182)	—	—	(36,182)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	2,432	—	973	—	3,405
Exercise of stock options	—	—	—	—	—	—	—
Common shares acquired from stock compensation plan activity	—	—	—	—	(59)	—	(59)
Common stock repurchase program	—	—	—	—	—	—	—
Balance at June 30, 2020	$145,037	$937	$1,103,756	$2,024,487	$(140,883)	$41,445	$3,174,779

	At or for the three months ended June 30, 2019
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at March 31, 2019	$145,037	$937	$1,113,107	$1,895,870	$(86,855)	$(101,841)	$2,966,255
Cumulative effect of changes in accounting principles	—	—	—	—	—	—	—
Net income	—	—	—	98,649	—	—	98,649
Other comprehensive income, net of tax	—	—	—	—	—	35,651	35,651
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,892)	—	—	(36,892)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	1,528	275	1,637	—	3,440
Exercise of stock options	—	—	(742)	—	959	—	217
Common shares acquired from stock compensation plan activity	—	—	—	—	(134)	—	(134)
Common stock repurchase program	—	—	—	—	—	—	—
Balance at June 30, 2019	$145,037	$937	$1,113,893	$1,955,933	$(84,393)	$(66,190)	$3,065,217

	At or for the six months ended June 30, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2019	$145,037	$937	$1,113,250	$2,061,352	$(76,734)	$(36,072)	$3,207,770
Cumulative effect of changes in accounting principles	—	—	—	(51,213)	—	—	(51,213)
Net income	—	—	—	91,296	—	—	91,296
Other comprehensive income, net of tax	—	—	—	—	—	77,517	77,517
Common stock dividends/equivalents $0.80 per share	—	—	—	(73,010)	—	—	(73,010)
Series F preferred stock dividends $656.250 per share	—	—	—	(3,938)	—	—	(3,938)
Stock-based compensation	—	—	(9,389)	—	15,403	—	6,014
Exercise of stock options	—	—	(105)	—	223	—	118
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,219)	—	(3,219)
Common stock repurchase program	—	—	—	—	(76,556)	—	(76,556)
Balance at June 30, 2020	$145,037	$937	$1,103,756	$2,024,487	$(140,883)	$41,445	$3,174,779

	At or for the six months ended June 30, 2019
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2018	$145,037	$937	$1,114,394	$1,828,303	$(71,504)	$(130,652)	$2,886,515
Cumulative effect of changes in accounting principles	—	—	—	(515)	—	—	(515)
Net income	—	—	—	198,385	—	—	198,385
Other comprehensive income, net of tax	—	—	—	—	—	64,462	64,462
Common stock dividends/equivalents $0.73 per share	—	—	—	(67,481)	—	—	(67,481)
Series F preferred stock dividends $656.250 per share	—	—	—	(3,938)	—	—	(3,938)
Stock-based compensation	—	—	1,528	1,179	3,709	—	6,416
Exercise of stock options	—	—	(2,029)	—	2,650	—	621
Common shares acquired from stock compensation plan activity	—	—	—	—	(6,245)	—	(6,245)
Common stock repurchase program	—	—	—	—	(13,003)	—	(13,003)
Balance at June 30, 2019	$145,037	$937	$1,113,893	$1,955,933	$(84,393)	$(66,190)	$3,065,217
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2020	2019
Operating Activities:
Net income	$91,296	$198,385
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	116,000	20,500
Deferred tax (benefit) expense	(27,020)	514
Depreciation and amortization	18,110	18,884
Amortization of premiums/discounts, net	27,996	22,785
Stock-based compensation	6,014	6,416
Gain on sale, net of write-down, on foreclosed and repossessed assets	(664)	(635)
Loss on sale, net of write-down, on premises and equipment	256	482
Gain on the sale of investment securities, net	(8)	—
Increase in cash surrender value of life insurance policies	(7,204)	(7,234)
Gain from life insurance policies	(348)	(3,412)
Mortgage banking activities	(7,098)	(1,696)
Proceeds from sale of loans held for sale	170,168	63,464
Origination of loans held for sale	(175,228)	(74,076)
Net change in right-of-use lease assets	3,395	(888)
Net increase in derivative contract assets net of liabilities	(256,780)	(115,498)
Net decrease (increase) in accrued interest receivable and other assets	14,755	(28,485)
Net increase (decrease) in accrued expenses and other liabilities	67,239	(1,545)
Net cash provided by operating activities	40,879	97,961
Investing Activities:
Purchases of available-for-sale investment securities	(479,330)	(255,885)
Proceeds from available-for-sale investment securities maturities/principle repayments	266,704	251,957
Proceeds from sales of available for sale investment securities	8,963	—
Purchases of held-to-maturity investment securities	(529,233)	(567,118)
Proceeds from held-to-maturity investment securities maturities/principle repayments	382,903	242,511
Net proceeds from Federal Home Loan Bank stock	54,551	30,915
Alternative investments capital call, net	(1,103)	(3,316)
Net increase in loans	(1,797,719)	(847,143)
Proceeds from loans not originated for sale	3,606	20,012
Proceeds from life insurance policies	1,019	2,270
Proceeds from the sale of foreclosed and repossessed assets	4,667	8,191
Additions to premises and equipment	(7,817)	(12,698)
Net cash used for investing activities	(2,092,789)	(1,130,304)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2020	2019
Financing Activities:
Net increase in deposits	3,030,321	738,802
Proceeds from Federal Home Loan Bank advances	3,450,000	3,700,000
Repayments of Federal Home Loan Bank advances	(4,875,155)	(4,100,152)
Net increase in securities sold under agreements to repurchase and other borrowings	648,374	375,046
Issuance of long-term debt	—	300,000
Debt issuance costs	—	(3,642)
Dividends paid to common shareholders	(72,806)	(67,165)
Dividends paid to preferred shareholders	(3,938)	(3,938)
Exercise of stock options	118	621
Common stock repurchase program	(76,556)	(13,003)
Common shares purchased related to stock compensation plan activity	(3,219)	(6,245)
Net cash provided by financing activities	2,097,139	920,324
Net increase (decrease) in cash and cash equivalents	45,229	(112,019)
Cash and cash equivalents at beginning of period	257,895	329,499
Cash and cash equivalents at end of period	$303,124	$217,480

Supplemental disclosure of cash flow information:
Interest paid	$77,757	$87,129
Income taxes paid	11,353	69,759
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$2,857	$5,880
Transfer of loans from loans and leases to loans-held-for-sale	3,036	15,438
Right-of-use lease assets recorded upon ASU adoption	—	157,234
Lessee operating lease liabilities recorded upon ASU adoption	—	178,208

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
Webster Bank serves consumer and business customers with mortgage lending, financial planning, trust, and investment services through a distribution network consisting of banking centers, ATMs, a customer care center, and a full range of web and mobile-based banking services throughout southern New England and Westchester County, New York. It also offers equipment financing, commercial real estate lending, asset-based lending, and treasury and payment solutions primarily in the eastern U.S. HSA Bank is a leading provider of HSAs, while also delivering health reimbursement arrangements, and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states.
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with U.S. GAAP. The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and related Notes, for the year ended December 31, 2019, included in our Form 10-K filed with the SEC. There have been no changes to the Company's significant accounting policies from those described within that Form 10-K, except as described within the Recently Adopted Accounting Standards Updates section of this note.
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

The Company continues to apply section 4013 of the CARES Act and the interagency statement in connection with applicable modifications. For modifications that qualify under either the CARES Act or the interagency statement, TDR accounting and reporting is suspended through the period of the modification; however, the Company will continue to apply its existing non-accrual policies including consideration of the loan's past due status which is determined on the basis of the contractual terms of the loan. Once a loan has been contractually modified, the past due status is generally based on the updated terms including payment deferrals.
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
At June 30, 2020 and December 31, 2019, the aggregate carrying value of the Company's tax credit-finance investments was $39.9 million and $42.5 million, respectively, which represents the Company's maximum exposure to loss. At June 30, 2020 and December 31, 2019, unfunded commitments have been recognized, totaling $14.4 million and $15.1 million, respectively, and are included in accrued expenses and other liabilities on the consolidated balance sheet.
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
At June 30, 2020 and December 31, 2019, the aggregate carrying value of the Company's other non-marketable investments in VIEs was $24.7 million and $21.8 million, respectively, and the total exposure of the Company's other non-marketable investments in VIEs, including unfunded commitments, was $70.1 million and $64.2 million, respectively. Refer to Note 14: Fair Value Measurements for additional information.
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

Note 3: Investment Securities
Held-to-Maturity Securities
A summary of the amortized cost, fair value, and allowance for credit losses on investment securities held-to-maturity is presented below:

	At June 30, 2020
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance (2)	Net Carrying Value
Agency CMO	$138,529	$3,469	$(223)	$141,775	$—	$138,529
Agency MBS	2,766,764	148,003	(73)	2,914,694	—	2,766,764
Agency CMBS	1,585,929	60,543	—	1,646,472	—	1,585,929
Municipal bonds and notes	752,537	49,298	—	801,835	309	752,228
CMBS	233,367	7,416	—	240,783	—	233,367
Held-to-maturity securities	$5,477,126	$268,729	$(296)	$5,745,559	$309	$5,476,817

	At December 31, 2019
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance (2)	Net Carrying Value
Agency CMO	$167,443	$1,123	$(1,200)	$167,366	$—	$167,443
Agency MBS	2,957,900	60,602	(8,733)	3,009,769	—	2,957,900
Agency CMBS	1,172,491	6,444	(5,615)	1,173,320	—	1,172,491
Municipal bonds and notes	740,431	32,709	(21)	773,119	—	740,431
CMBS	255,653	2,278	(852)	257,079	—	255,653
Held-to-maturity securities	$5,293,918	$103,156	$(16,421)	$5,380,653	$—	$5,293,918

(1)Amortized cost excludes accrued interest receivable of $21.8 million at both June 30, 2020 and December 31, 2019, which is included in accrued interest and other assets in the consolidated balance sheet.
(2)The Company adopted the new accounting standard for credit losses on January 1, 2020. For periods subsequent to adoption Allowance is calculated under the CECL methodology and the resulting provision includes expected credit losses on held-to-maturity securities. The prior period did not have an allowance under applicable GAAP for that period.
Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed and therefore, assumed to be zero loss. Securities with unrealized losses and no allowance are considered to be of high credit quality, and therefore, no credit loss as of June 30, 2020. The current unrealized loss position of certain agency securities and non-agency CMBS with no credit loss allowance can be attributed to the changing interest rate environment. An allowance for credit losses on investment securities held-to-maturity of $397 thousand was recorded for certain Municipal bonds and notes to account for expected lifetime credit loss upon adoption of the new accounting standard for credit losses. Expected lifetime credit loss on investment securities held-to-maturity is primarily attributed to securities not rated.
The following table summarizes the activity in the allowance for credit losses on investment securities held-to-maturity:

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
(In thousands)	Municipal bonds and notes	Municipal bonds and notes
Balance beginning of period	$312	$—
Adoption of ASU No. 2016-13 (CECL)	—	397
Recovery of credit losses	(3)	(88)
Balance end of period	$309	$309

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
The following table summarizes credit ratings for amortized cost of held-to-maturity debt securities according to their lowest public credit rating as of June 30, 2020:

	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMOs	$—	$138,529	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,766,764	—	—	—	—	—	—	—
Agency CMBS	—	1,585,929	—	—	—	—	—	—	—
Municipal bonds and notes	210,126	165,467	201,773	117,544	42,227	8,667	2,066	285	4,382
CMBS	233,367	—	—	—	—	—	—	—	—
Total held-to-maturity	$443,493	$4,656,689	$201,773	$117,544	$42,227	$8,667	$2,066	$285	$4,382

As of June 30, 2020, none of the held-to-maturity investment securities were in non-accrual status.
Contractual Maturities
The amortized cost and fair value of held-to-maturity debt securities by contractual maturity are set forth below:

	At June 30, 2020
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,085	$1,089
Due after one year through five years	5,833	6,130
Due after five through ten years	264,751	277,660
Due after ten years	5,205,457	5,460,680
Total held-to-maturity debt securities	$5,477,126	$5,745,559
For the maturity schedule above, investment securities which are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.

Available-for-Sale Securities
A summary of the amortized cost and fair value of available-for-sale securities is presented below:

	At June 30, 2020
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$182,484	$7,339	$(220)	$189,603
Agency MBS	1,512,525	75,054	(343)	1,587,236
Agency CMBS	827,782	27,131	—	854,913
CMBS	472,418	433	(16,597)	456,254
CLO	86,705	6	(2,228)	84,483
Corporate debt	14,544	—	(3,409)	11,135
Available-for-sale securities	$3,096,458	$109,963	$(22,797)	$3,183,624

	At December 31, 2019
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$184,500	$2,218	$(917)	$185,801
Agency MBS	1,580,743	35,456	(4,035)	1,612,164
Agency CMBS	587,974	513	(6,935)	581,552
CMBS	432,085	38	(252)	431,871
CLO	92,628	45	(468)	92,205
Corporate debt	23,485	—	(1,245)	22,240
Available-for-sale securities	$2,901,415	$38,270	$(13,852)	$2,925,833
(1)Amortized cost excludes accrued interest receivable of $7.7 million and $8.1 million at June 30, 2020 and December 31, 2019, respectively, which is included in accrued interest and other assets in the consolidated balance sheet.
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
Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual available-for-sale securities with an unrealized loss, for which an allowance for credit losses on investment securities available-for-sale has not been recorded, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At June 30, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$13,657	$(118)	$9,339	$(102)	3	$22,996	$(220)
Agency MBS	28,377	(149)	13,154	(194)	27	41,531	(343)
Agency CMBS	—	—	—	—	—	—	—
CMBS	424,793	(16,204)	7,107	(393)	40	431,900	(16,597)
CLO	64,791	(1,509)	17,982	(719)	4	82,773	(2,228)
Corporate debt	3,480	(779)	7,655	(2,630)	3	11,135	(3,409)
Available-for-sale in unrealized loss position	$535,098	$(18,759)	$55,237	$(4,038)	77	$590,335	$(22,797)

	At December 31, 2019
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$36,447	$(352)	$32,288	$(565)	9	$68,735	$(917)
Agency MBS	41,408	(193)	299,674	(3,842)	79	341,082	(4,035)
Agency CMBS	174,406	(1,137)	357,717	(5,798)	34	532,123	(6,935)
CMBS	355,260	(232)	7,480	(20)	29	362,740	(252)
CLO	—	—	43,232	(468)	2	43,232	(468)
Corporate debt	—	—	22,240	(1,245)	4	22,240	(1,245)
Available-for-sale in unrealized loss position	$607,521	$(1,914)	$762,631	$(11,938)	157	$1,370,152	$(13,852)

Unrealized losses on available-for-sale debt securities presented in the previous table have not been recognized in the consolidated statements of income because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is attributable to factors other than credit losses. Fair value is expected to recover as the securities approach maturity. As of June 30, 2020, none of the available-for-sale investment securities were in non-accrual status.
Contractual Maturities
The amortized cost and fair value of available-for-sale debt securities by contractual maturity are set forth below:

	At June 30, 2020
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,705	1,710
Due after five through ten years	264,913	255,748
Due after ten years	2,829,840	2,926,166
Total available-for-sale debt securities	$3,096,458	$3,183,624
For the maturity schedule above, investment securities which are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.
Sales of Available-for Sale Investment Securities

For the six months ended June 30, 2020, proceeds from sales of available-for-sale securities were $9.0 million, which resulted in realized gains of $8.0 thousand. There were no sales during the three months ended June 30, 2020, or the three and six months ended June 30, 2019.
Other Information
At June 30, 2020, the Company had a carrying value of $1.3 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. The Company considers this prepayment risk in the evaluation of its interest rate risk profile.
Investment securities with a carrying value totaling $3.6 billion at June 30, 2020 and $2.7 billion at December 31, 2019 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At June 30, 2020	At December 31, 2019
Commercial non-mortgage	$7,014,407	$5,296,611
Asset-based	940,524	1,046,886
Commercial real estate	6,207,314	5,949,339
Equipment financing	591,838	537,341
Total commercial portfolio	14,754,083	12,830,177
Residential	4,921,573	4,972,685
Home equity	1,924,013	2,014,544
Other consumer	202,848	219,580
Total consumer portfolio	7,048,434	7,206,809
Loans and leases (1) (2) (3)	$21,802,517	$20,036,986
(1)Loan balances include net deferred fees/costs and net premiums/discounts of $(16.5) million and $17.6 million at June 30, 2020 and December 31, 2019, respectively.
(2)At June 30, 2020 the Company had pledged $8.0 billion of eligible loans as collateral to support borrowing capacity at the Federal Home Loan Bank (FHLB) of Boston and the Federal Reserve Bank (FRB) of Boston.
(3)Loan balances exclude accrued interest receivable of $55.5 million and $59.0 million at June 30, 2020 and December 31, 2019, respectively, which is included in accrued interest and other assets in the consolidated balance sheet.
Equipment financing includes net investment in leases of $226.8 million, with total undiscounted cash flows, primarily due within the next five years, amounting to $246.0 million, at June 30, 2020. This lessor activity resulted in interest income of $1.8 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively, and $3.4 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively.
Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At June 30, 2020
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$6,931	$579	$—	$67,542	$75,052	$6,939,355	$7,014,407
Asset-based	—	—	—	138	138	940,386	940,524
Commercial real estate	1,206	1,165	198	15,902	18,471	6,188,843	6,207,314
Equipment financing	5,590	855	—	7,793	14,238	577,600	591,838
Residential	7,445	8,064	—	46,579	62,088	4,859,485	4,921,573
Home equity	4,603	1,764	—	34,022	40,389	1,883,624	1,924,013
Other consumer	845	670	—	1,217	2,732	200,116	202,848
Total	$26,620	$13,097	$198	$173,193	$213,108	$21,589,409	$21,802,517

	At December 31, 2019
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$2,094	$617	$—	$59,369	$62,080	$5,234,531	$5,296,611
Asset-based	—	—	—	139	139	1,046,747	1,046,886
Commercial real estate	1,256	454	—	11,563	13,273	5,936,066	5,949,339
Equipment financing	5,493	292	—	5,433	11,218	526,123	537,341
Residential	7,166	6,441	—	43,193	56,800	4,915,885	4,972,685
Home equity	8,267	5,551	—	30,170	43,988	1,970,556	2,014,544
Other consumer	4,269	807	—	1,192	6,268	213,312	219,580
Total	$28,545	$14,162	$—	$151,059	$193,766	$19,843,220	$20,036,986

The following table provides additional detail related to loans and leases on non-accrual status:

	At June 30, 2020		At December 31, 2019
(In thousands)	Nonaccrual	Nonaccrual With No Allowance	Nonaccrual	Nonaccrual With No Allowance
Commercial non-mortgage	$67,542	$29,385	$59,369	$13,584
Asset-based	138	—	139	—
Commercial real estate	15,902	3,817	11,563	4,717
Equipment financing	7,793	3,881	5,433	2,159
Total commercial portfolio	91,375	37,083	76,504	20,460
Residential	46,579	34,913	43,193	19,271
Home equity	34,022	27,230	30,170	15,195
Other consumer	1,217	66	1,192	—
Total consumer portfolio	81,818	62,209	74,555	34,466
Total	$173,193	$99,292	$151,059	$54,926
Interest on non-accrual residential and home equity loans that would have been recorded as additional interest income had the loans been current in accordance with the original terms totaled $3.8 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively, and $6.8 million and $6.1 million for the six months ended June 30, 2020 and 2019, respectively.
Refer to Note 1 to the Consolidated Financial Statements included in the Company's Form 10-K, for the year ended December 31, 2019, for details of non-accrual policies.
Allowance for Credit Losses on Loans and Leases
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, ACL on loans and leases:

	At or for the three months ended June 30, 2020			At or for the three months ended June 30, 2019
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$261,926	$73,005	$334,931	$164,057	$47,332	$211,389
Adoption of ASU No. 2016-13 (CECL)	—	—	—	—	—	—
Provision charged to expense	44,605	(4,602)	40,003	7,920	3,980	11,900
Charge-offs	(15,294)	(2,780)	(18,074)	(8,130)	(6,252)	(14,382)
Recoveries	283	1,379	1,662	497	2,267	2,764
Balance, end of period	291,520	67,002	358,522	164,344	$47,327	211,671

	At or for the six months ended June 30, 2020			At or for the six months ended June 30, 2019
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$161,669	$47,427	$209,096	$164,073	$48,280	$212,353
Adoption of ASU No. 2016-13 (CECL)	34,024	23,544	57,568	—	—	—
Provision charged to expense	115,848	240	116,088	15,910	4,590	20,500
Charge-offs	(20,868)	(7,367)	(28,235)	(16,940)	(10,476)	(27,416)
Recoveries	847	3,158	4,005	1,301	4,933	6,234
Balance, end of period	$291,520	$67,002	$358,522	$164,344	$47,327	$211,671
Individually evaluated for impairment	$15,271	$4,484	$19,755	$9,520	$5,261	$14,781
Collectively evaluated for impairment	$276,249	$62,518	$338,767	$154,824	$42,066	$196,890

Loan and lease balances:
Individually evaluated for impairment	$165,010	$158,146	$323,156	$115,747	$137,500	$253,247
Collectively evaluated for impairment	14,589,073	6,890,288	21,479,361	12,134,141	6,882,495	19,016,636
Loans and leases	$14,754,083	$7,048,434	$21,802,517	$12,249,888	$7,019,995	$19,269,883

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

The following table summarizes commercial, commercial real estate, and equipment financing loans and leases segregated by origination year and risk rating exposure under the Composite Credit Risk Profile grades as of June 30, 2020:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage
Pass	$2,091,770	$1,315,532	$1,075,646	$579,143	$290,622	$301,222	$1,044,939	$6,698,874
Special mention	—	14,107	7,308	1,967	—	2,287	4,075	29,744
Substandard	1,358	29,551	39,811	78,633	30,377	45,159	57,353	282,242
Doubtful	—	3,378	—	169	—	—	—	3,547
Total commercial non-mortgage	2,093,128	1,362,568	1,122,765	659,912	320,999	348,668	1,106,367	7,014,407
Asset-based
Pass	274	22,033	23,192	13,746	11,460	24,119	788,588	883,412
Special mention	—	2,000	825	—	—	1,069	24,310	28,204
Substandard	—	—	—	—	—	—	28,908	28,908
Total asset-based	274	24,033	24,017	13,746	11,460	25,188	841,806	940,524
Commercial real estate
Pass	482,416	1,475,625	1,329,814	668,039	632,735	1,444,747	31,845	6,065,221
Special mention	—	754	33,222	17,137	26,514	2,847	—	80,474
Substandard	426	—	1,053	15,336	2,359	42,445	—	61,619
Total commercial real estate	482,842	1,476,379	1,364,089	700,512	661,608	1,490,039	31,845	6,207,314
Equipment financing
Pass	177,753	169,602	90,000	38,268	60,434	31,716	—	567,773
Special mention	920	555	1,094	—	772	41	—	3,382
Substandard	279	1,424	5,886	2,672	4,795	5,627	—	20,683
Total equipment financing	178,952	171,581	96,980	40,940	66,001	37,384	—	591,838
Total commercial portfolio	$2,755,196	$3,034,561	$2,607,851	$1,415,110	$1,060,068	$1,901,279	$1,980,018	$14,754,083
The following table summarizes residential and consumer loans segregated by origination year and risk rating exposure under FICO score groupings as of June 30, 2020:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
800+	$131,201	$346,512	$85,148	$270,790	$359,629	$1,032,865	$—	$2,226,145
740-799	255,226	391,122	84,278	152,587	193,526	554,884	—	1,631,623
670-739	94,849	166,948	54,617	91,176	81,916	289,242	—	778,748
580-669	6,538	19,604	9,155	11,973	20,381	111,678	—	179,329
579 and below	—	23,675	411	4,697	3,328	73,617	—	105,728
Total residential	487,814	947,861	233,609	531,223	658,780	2,062,286	—	4,921,573
Home equity
800+	13,198	18,228	31,456	19,685	20,041	69,363	579,333	751,304
740-799	16,594	16,778	23,242	12,679	14,740	55,107	435,724	574,864
670-739	7,495	12,065	13,307	11,618	9,624	49,345	307,414	410,868
580-669	568	3,124	3,189	2,217	1,682	22,513	101,626	134,919
579 and below	101	377	903	1,316	868	9,764	38,729	52,058
Total home equity	37,956	50,572	72,097	47,515	46,955	206,092	1,462,826	1,924,013
Other consumer
800+	1,483	3,886	2,275	690	168	193	7,299	15,994
740-799	10,882	20,328	11,995	1,993	708	431	3,970	50,307
670-739	23,238	56,607	24,674	5,737	2,475	1,198	5,708	119,637
580-669	2,603	4,859	2,254	821	363	318	1,791	13,009
579 and below	1,043	624	315	91	58	227	1,543	3,901
Total other consumer	39,249	86,304	41,513	9,332	3,772	2,367	20,311	202,848
Total consumer portfolio	565,019	1,084,737	347,219	588,070	709,507	2,270,745	1,483,137	7,048,434

Total commercial portfolio	2,755,196	3,034,561	2,607,851	1,415,110	1,060,068	1,901,279	1,980,018	14,754,083
Total loans and leases	$3,320,215	$4,119,298	$2,955,070	$2,003,180	$1,769,575	$4,172,024	$3,463,155	$21,802,517

Individually Assessed Loans and Leases
The following tables summarize individually assessed loans and leases:

	At June 30, 2020
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Valuation Allowance
Commercial non-mortgage	$174,593	$129,552	$64,967	$64,585	$12,080
Asset-based	464	138	—	138	3
Commercial real estate	33,694	27,526	13,838	13,688	3,061
Equipment financing	7,233	7,794	3,881	3,913	127
Residential	120,304	106,772	68,597	38,175	3,304
Home equity	114,326	50,157	38,277	11,880	1,022
Other consumer	2,870	1,217	66	1,151	158
Total	$453,484	$323,156	$189,626	$133,530	$19,755

	At December 31, 2019
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Valuation Allowance
Commercial non-mortgage	$140,096	$102,254	$29,739	$72,515	$7,862
Asset-based	465	139	—	139	5
Commercial real estate	29,292	23,297	14,818	8,479	1,143
Equipment financing	5,591	5,433	2,159	3,274	418
Residential	98,790	90,096	56,231	33,865	3,618
Home equity	38,503	35,191	27,672	7,519	1,203
Other consumer (1)	—	—	—	—	—
Total	$312,737	$256,410	$130,619	$125,791	$14,249
(1)Partially charged-off other consumer loans were included in collectively evaluated for impairment at December 31, 2019.
The following table summarizes average amortized cost and interest income recognized for individually assessed loans and leases:

	Three months ended June 30,						Six months ended June 30,
	2020			2019			2020			2019
(In thousands)	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income
Commercial non-mortgage	$136,483	$875	$—	$106,753	$844	$—	$115,903	$1,928	$—	$98,511	$1,764	$—
Asset-based	138	—	—	201	—	—	139	—	—	204	—	—
Commercial real estate	26,017	169	—	13,070	61	—	25,411	315	—	12,354	134	—
Equipment financing	8,373	—	—	4,451	—	—	6,613	—	—	5,132	—	—
Residential	121,488	781	230	101,245	912	282	113,806	1,611	860	101,850	1,820	546
Home equity	50,573	309	413	38,092	287	241	43,863	700	1,243	38,238	556	521
Other consumer	1,121	—	—	—	—	—	609	17	—	—	—	—
Total	$344,193	$2,134	$643	$263,812	$2,104	$523	$306,344	$4,571	$2,103	$256,289	$4,274	$1,067
Collateral Dependent Loans and Leases. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and it is expected to be repaid substantially through the sale or operation of the collateral. A collateral dependent loan is individually assessed based on the fair value of the collateral, less costs to sell, as of the reporting date. Commercial non-mortgage, asset based, and equipment financing are collateralized by equipment, inventory, receivables, or other non-real estate assets. Commercial real estate, residential, and home equity are collateralized by real estate. Collateral value on collateral dependent loans and leases was $143.6 million at June 30, 2020 and $109.8 million at December 31, 2019.
The following table summarizes whether, or not, individually assessed loans and leases are collateral dependent:

	June 30, 2020			December 31, 2019
(In thousands)	Collateral Dependent	Not Considered Collateral Dependent	Total	Collateral Dependent	Not Considered Collateral Dependent	Total
Commercial non-mortgage	$16,028	$113,524	$129,552	$10,682	$91,572	$102,254
Asset-based	—	138	138	—	139	139
Commercial real estate	19,146	8,380	27,526	14,097	9,200	23,297
Equipment financing	—	7,794	7,794	—	5,433	5,433
Residential	37,708	69,064	106,772	17,635	72,461	90,096
Home equity	30,493	19,664	50,157	17,136	18,055	35,191
Other consumer	—	1,217	1,217	—	—	—
Total amortized cost of CDA	$103,375	$219,781	$323,156	$59,550	$196,860	$256,410

Troubled Debt Restructurings
The following table summarizes information for TDRs:

(In thousands)	At June 30, 2020	At December 31, 2019
Accrual status	$147,950	$136,449
Non-accrual status	113,496	100,989
Total TDRs	$261,446	$237,438

Specific reserves for TDRs included in the balance of ACL on loans and leases	$15,027	$12,956
Additional funds committed to borrowers in TDR status	15,547	4,856
The portion of TDRs deemed to be uncollectible, $1.9 million and $4.2 million for the three months ended June 30, 2020 and 2019, respectively, and $3.1 million and $5.6 million for the six months ended June 30, 2020 and 2019, respectively, were charged off.
The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)	Number of Loans and Leases	Post- Modification Recorded Investment(1)
(Dollars in thousands)
Commercial non-mortgage
Extended Maturity	4	$403	4	$69	6	$507	6	$193
Adjusted Interest Rate	—	—	1	100	—	—	1	100
Maturity/Rate Combined	—	—	2	46	5	274	3	71
Other (2)	13	12,985	4	12,029	23	40,122	19	34,056
Commercial real estate
Extended Maturity	1	72	—	—	1	72	—	—
Maturity/Rate Combined	—	—	—	—	1	278	—	—
Other (2)	—	—	—	—	—	—	2	2,636
Residential
Extended Maturity	1	87	3	421	2	351	4	940
Maturity/Rate Combined	2	255	8	1,397	5	698	13	1,848
Other (2)	17	3,062	2	281	20	3,675	4	542
Consumer
Extended Maturity	2	157	2	225	2	157	4	370
Maturity/Rate Combined	—	—	2	110	1	13	2	110
Other (2)	63	4,399	6	466	74	5,512	19	1,220
Total TDRs	103	$21,420	34	$15,144	140	$51,659	77	$42,086
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
(2)Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
There were no significant amounts of loans and leases modified as TDRs within the previous 12 months and for which there was a payment default for the three and six months ended June 30, 2020 and 2019.
TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At June 30, 2020	At December 31, 2019
(1) - (6) Pass	$3,362	$3,952
(7) Special Mention	—	63
(8) Substandard	131,498	104,277
(9) Doubtful	3,547	3,860
Total	$138,407	$112,152

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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$633	$676	$508	$674
Provision charged to expense	27	1,813	49	1,820
(Charge-offs/settlements, net) recoveries, net	(5)	(1,805)	98	(1,810)
Ending balance	$655	$684	$655	$684
The following table provides information for mortgage banking activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Residential mortgage loans held for sale:
Proceeds from sale	$94,574	$42,851	$170,168	$63,464
Loans sold with servicing rights retained	89,687	39,465	161,778	56,813

Net gain on sale	2,824	700	5,343	858
Ancillary fees	824	320	1,225	581
Fair value option adjustment	557	(88)	530	257
Additionally, loans not originated for sale were sold approximately at carrying value for cash proceeds of $3.6 million, resulting in a gain of approximately $256 thousand, for certain commercial loans for the six months ended June 30, 2020, and $4.0 million for certain residential loans and $16.1 million, resulting in a gain of approximately $615 thousand, for certain commercial loans for the six months ended June 30, 2019.
The Company services residential mortgage loans for other entities totaling $2.4 billion at both June 30, 2020 and December 31, 2019.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$16,391	$19,785	$17,484	$21,215
Additions	779	791	1,968	1,253
Amortization	(1,669)	(1,864)	(3,376)	(3,756)
Valuation allowance	(575)	—	(1,150)	—
Ending balance	$14,926	$18,712	$14,926	$18,712
Loan servicing fees, net of mortgage servicing rights amortization, were $0.3 million and $0.4 million for the three months ended June 30, 2020, and $0.8 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively, and are included as a component of loan related fees in the consolidated statement of income.
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
The following table summarizes lessee information related to the Company’s operating ROU assets and lease liability:

	At June 30, 2020
(In thousands)	Operating Leases	Consolidated Balance Sheet Line Item Location
ROU lease assets	$151,805	Premises and equipment, net
Lease liabilities	170,731	Operating lease liabilities
The components of operating lease cost and other related information are as follows:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands)	2020	2019	2020	2019
Lease Cost:
Operating lease costs	$7,407	$7,487	$14,831	$14,872
Variable lease costs	1,493	1,068	2,920	2,321
Sublease income	(142)	(155)	(287)	(295)
Total operating lease cost	$8,758	$8,400	$17,464	$16,898
Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$7,778	$7,738	$15,536	$15,411
ROU lease assets obtained in exchange for new operating lease liabilities	30	6,296	8,696	12,934
The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At June 30, 2020
Remainder of 2020	$13,089
2021	30,955
2022	27,803
2023	24,880
2024	21,432
Thereafter	79,784
Total operating lease liability payments	197,943
Less: Present value adjustment	27,212
Lease liabilities	$170,731

Weighted-average remaining lease term - operating leases, in years	8.24
Weighted-average discount rate - operating leases	3.26%
See Note 4: Loans and Leases for information relating to leases included within the equipment financing portfolio in which the Company is lessor.

Note 7: Goodwill and Other Intangible Assets
There has been no change during 2020 in the carrying amounts for goodwill. For additional information on goodwill refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Other intangible assets by reportable segment consisted of the following:

	At June 30, 2020			At December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HSA Bank - Core deposits	$22,000	$14,189	$7,811	$22,000	$13,073	$8,927
HSA Bank - Customer relationships	21,000	8,817	12,183	21,000	8,010	12,990
Total other intangible assets	$43,000	$23,006	$19,994	$43,000	$21,083	$21,917
At June 30, 2020, the remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)
Remainder of 2020	$1,924
2021	3,847
2022	3,847
2023	3,847
2024	1,615
Thereafter	4,914

Note 8: Deposits
A summary of deposits by type follows:

(In thousands)	At June 30, 2020	At December 31, 2019
Non-interest-bearing:
Demand	$6,193,757	$4,446,463
Interest-bearing:
Health savings accounts	6,786,845	6,416,135
Checking	3,280,125	2,689,734
Money market	2,686,650	2,312,840
Savings	4,742,573	4,354,809
Time deposits	2,666,047	3,104,765
Total interest-bearing	$20,162,240	$18,878,283
Total deposits	$26,355,997	$23,324,746

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$718,404	$652,151
Time deposits, included in above balance, that exceed the FDIC limit	519,812	661,334
Deposit overdrafts reclassified as loan balances	791	1,721
The scheduled maturities of time deposits are as follows:

(In thousands)	At June 30, 2020
Remainder of 2020	$1,753,705
2021	717,029
2022	107,744
2023	38,726
2024	22,333
Thereafter	26,510
Total time deposits	$2,666,047

Note 9: Borrowings
Total borrowings of $2.8 billion at June 30, 2020 and $3.5 billion at December 31, 2019 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At June 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$312,691	0.20%	$240,431	0.19%
Original maturity of greater than one year, non-callable	200,000	0.68	200,000	1.78
Total securities sold under agreements to repurchase	512,691	0.39	440,431	0.91
Fed funds purchased	740,000	0.08	600,000	1.59
Paycheck Protection Program Liquidity Facility	436,114	0.35	—	—
Securities sold under agreements to repurchase and other borrowings	$1,688,805	0.24	$1,040,431	1.30
(1)The Company has right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase are presented as gross transactions, as only liabilities are outstanding for the periods presented.
Repurchase agreements are used as a source of borrowed funds and are collateralized by U.S. Government agency mortgage-backed securities. Repurchase agreement counterparties are limited to primary dealers in government securities and commercial/municipal customers through the Corporate Treasury function. To bolster the effectiveness of the PPP, the Federal Reserve began supplying liquidity to participating financial institutions through the Paycheck Protection Program Liquidity Facility which extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. The Company began utilizing this facility in the second quarter 2020.
The following table provides information for FHLB advances:

	At June 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$265,000	1.35%	$1,690,000	1.79%
After 1 but within 2 years	150,000	1.24	200,000	2.53
After 2 but within 3 years	120	—	130	—
After 3 but within 4 years	222	2.95	229	2.95
After 4 but within 5 years	100,000	1.50	50,000	1.59
After 5 years	7,979	2.66	8,117	2.66
FHLB advances	$523,321	1.37	$1,948,476	1.87

Aggregate carrying value of assets pledged as collateral	$7,168,851		$7,318,748
Remaining borrowing capacity	4,166,323		2,937,644
Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At June 30, 2020	At December 31, 2019
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	346,841	317,486
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total notes and subordinated debt		574,161	544,806
Discount on senior fixed-rate notes		(1,303)	(1,412)
Debt issuance cost on senior fixed-rate notes		(2,829)	(3,030)
Long-term debt		$570,029	$540,364
(1)The Company has de-designated its fair value hedging relationship on the notes. A $46.8 million basis adjustment included in the carrying value will be amortized over the remaining life of the notes.
(2)The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month London Interbank Offered Rate plus 2.95%, was 3.25% at June 30, 2020 and 4.85% at December 31, 2019.

Note 10: Accumulated Other Comprehensive Income, Net of Tax
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax, by component:

	Three months ended June 30, 2020				Six months ended June 30, 2020
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$1,562	$17,048	$(43,410)	$(24,800)	$17,251	$(9,184)	$(44,139)	$(36,072)
OCI before reclassifications	61,914	2,186	—	64,100	46,231	26,965	—	73,196
Amounts reclassified from AOCI	—	1,415	730	2,145	(6)	2,868	1,459	4,321
Net current-period OCI	61,914	3,601	730	66,245	46,225	29,833	1,459	77,517
Ending balance	$63,476	$20,649	$(42,680)	$41,445	$63,476	$20,649	$(42,680)	$41,445

	Three months ended June 30, 2019				Six months ended June 30, 2019
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(43,815)	$(9,117)	$(48,909)	$(101,841)	$(71,374)	$(9,313)	$(49,965)	$(130,652)
OCI/OCL before reclassifications	34,409	(870)	—	33,539	61,968	(1,709)	—	60,259
Amounts reclassified from AOCL	—	1,056	1,056	2,112	—	2,091	2,112	4,203
Net current-period OCI	34,409	186	1,056	35,651	61,968	382	2,112	64,462
Ending balance	$(9,406)	$(8,931)	$(47,853)	$(66,190)	$(9,406)	$(8,931)	$(47,853)	$(66,190)
The following table provides information for the items reclassified from AOCI/AOCL:

(In thousands)	Three months ended June 30,		Six months ended June 30,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCI/AOCL Components	2020	2019	2020	2019
Securities available-for-sale:
Unrealized gains on investment securities	$—	$—	$8	$—	Gain on sale of investment securities, net
Tax expense	—	—	(2)	—	Income tax expense
Net of tax	$—	$—	$6	$—
Derivative instruments:
Premium amortization and hedge terminations	$(1,088)	$(1,408)	$(2,261)	$(2,799)	Interest expense
Premium amortization	(828)	(12)	(1,622)	(12)	Interest income
Tax benefit	501	364	1,015	720	Income tax expense
Net of tax	$(1,415)	$(1,056)	$(2,868)	$(2,091)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(990)	$(1,429)	$(1,980)	$(2,859)	Other non-interest expense
Tax benefit	260	373	521	747	Income tax expense
Net of tax	$(730)	$(1,056)	$(1,459)	$(2,112)

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
Total risk-based capital is comprised of three categories as defined by Basel III capital rules: common equity Tier 1 capital (CET1 capital), Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax adjustments. For purposes of CET1 capital, common shareholders' equity excludes AOCL components as permitted by the opt-out election taken by Webster upon adoption of Basel III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At June 30, 2020
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,485,301	11.17%	$1,001,376	4.5%	$1,446,431	6.5%
Total risk-based capital	2,985,837	13.42	1,780,223	8.0	2,225,279	10.0
Tier 1 risk-based capital	2,630,338	11.82	1,335,167	6.0	1,780,223	8.0
Tier 1 leverage capital	2,630,338	8.33	1,262,430	4.0	1,578,038	5.0
Webster Bank
CET1 risk-based capital	$2,666,184	11.99%	$1,001,034	4.5%	$1,445,938	6.5%
Total risk-based capital	2,944,269	13.24	1,779,616	8.0	2,224,519	10.0
Tier 1 risk-based capital	2,666,184	11.99	1,334,712	6.0	1,779,616	8.0
Tier 1 leverage capital	2,666,184	8.45	1,261,937	4.0	1,577,421	5.0

	At December 31, 2019
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,516,361	11.56%	$979,739	4.5%	$1,415,179	6.5%
Total risk-based capital	2,950,181	13.55	1,741,758	8.0	2,177,198	10.0
Tier 1 risk-based capital	2,661,398	12.22	1,306,319	6.0	1,741,758	8.0
Tier 1 leverage capital	2,661,398	8.96	1,188,507	4.0	1,485,634	5.0
Webster Bank
CET1 risk-based capital	$2,527,645	11.61%	$979,497	4.5%	$1,414,829	6.5%
Total risk-based capital	2,739,108	12.58	1,741,328	8.0	2,176,660	10.0
Tier 1 risk-based capital	2,527,645	11.61	1,305,996	6.0	1,741,328	8.0
Tier 1 leverage capital	2,527,645	8.51	1,187,953	4.0	1,484,941	5.0
(1)In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of CECL on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of June 30, 2020 exclude the impact of the increased allowance for credit losses on loans, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of CECL, adjusted for an approximation of the after-tax provision for credit losses attributable to CECL relative to the incurred loss methodology during the deferral period.
Dividend Restrictions. Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Dividends paid by Webster Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels, or would exceed the net income for that year combined with the undistributed net income for the preceding two years. Webster Bank paid no dividends to Webster Financial Corporation during the six months ended June 30, 2020 compared to $110 million during the six months ended June 30, 2019.
Cash Restrictions. Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with a Federal Reserve Bank. To address liquidity concerns due to COVID-19 the Federal Reserve reset the requirement to zero, effective March 26, 2020. The reserve requirement ratio is subject to adjustment as conditions warrant.

Note 12: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Earnings for basic and diluted earnings per common share:
Net income	$53,097	$98,649	$91,296	$198,385
Less: Preferred stock dividends	1,969	1,969	3,938	3,938
Net income available to common shareholders	51,128	96,680	87,358	194,447
Less: Earnings applicable to participating securities (1)	399	487	592	964
Earnings applicable to common shareholders	$50,729	$96,193	$86,766	$193,483

Shares:
Weighted-average common shares outstanding - basic	89,485	91,534	90,206	91,550
Effect of dilutive securities	85	321	185	348
Weighted-average common shares outstanding - diluted	89,570	91,855	90,391	91,898

Earnings per common share(1):
Basic	$0.57	$1.05	$0.96	$2.11
Diluted	0.57	1.05	0.96	2.11
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
Potential common shares from non-participating restricted stock, of 192 thousand and 87 thousand for the three months ended June 30, 2020 and 2019, respectively, and 114 thousand and 59 thousand for the six months ended June 30, 2020 and 2019, respectively, are excluded from the effect of dilutive securities because they would have been anti-dilutive under the treasury stock method.

Note 13: Derivative Financial Instruments
Derivative Positions and Offsetting
Derivatives Designated in Hedge Relationships. Interest rate swaps allow the Company to change the fixed or variable nature of an interest rate without the exchange of the underlying notional amount. Certain pay fixed/receive variable interest rate swaps are designated as cash flow hedges to effectively convert variable-rate debt into fixed-rate debt, while certain receive fixed/pay variable interest rate swaps are designated as fair value hedges to effectively convert fixed-rate long-term debt into variable-rate debt. Certain purchased options are designated as cash flow hedges. Purchased options allow the Company to limit the potential adverse impact of variable interest rates by establishing a cap or a floor rate in exchange for an upfront premium. The purchased options designated as cash flow hedges represent interest rate caps where payment is received from the counterparty if interest rates rise above the cap rate and interest rate floors where payment is received from the counterparty when interest rates fall below the floor rate.
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
The following table presents the notional amounts and fair values of derivative positions:

	At June 30, 2020				At December 31, 2019
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,150,000	$48,793	$75,000	$331	$1,225,000	$11,855	$300,000	$3,153
Not designated as hedging instruments:
Interest rate derivatives (1)	4,565,049	363,143	4,517,068	17,874	4,869,139	133,455	4,090,522	9,732
Mortgage banking derivatives (2)	94,812	1,846	224	1	27,873	329	57,000	110
Other (3)	99,637	270	313,020	1,332	76,544	398	275,279	818
Total not designated as hedging instruments	4,759,498	365,259	4,830,312	19,207	4,973,556	134,182	4,422,801	10,660
Gross derivative instruments, before netting	$5,909,498	414,052	$4,905,312	19,538	$6,198,556	146,037	$4,722,801	13,813
Less: Master netting agreements		12,318		12,318		4,779		4,779
Cash collateral		36,739		6,313		8,100		1,871
Total derivative instruments, after netting		$364,995		$907		$133,158		$7,163
(1)Balances related to Chicago Mercantile Exchange (CME) are presented as a single unit of account. In accordance with its rule book, CME legally characterizes variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through CME include $3.5 million and $1.1 billion for asset derivatives and $3.5 billion and $2.6 billion for liability derivatives at June 30, 2020 and December 31, 2019, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $8.1 million at June 30, 2020.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements (RPAs). Notional amounts of RPAs include $92.7 million and $65.7 million for asset derivatives and $270.0 million and $223.4 million for liability derivatives at June 30, 2020 and December 31, 2019, respectively, that have insignificant related fair values.
The following table presents fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At June 30, 2020
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$49,104	$49,057	$47	$487	$534
Liability derivatives	18,691	18,631	60	111	171

	At December 31, 2019
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$13,012	$12,879	$133	$299	$432
Liability derivatives	6,710	6,650	60	329	389

Derivative Activity
The following tables present the income statement effect of derivatives designated as hedges and additional information related to a fair value hedging adjustment:

	Recognized In	Three months ended June 30,		Six months ended June 30,
(In thousands)	Net Interest Income	2020	2019	2020	2019
Fair value hedges: (1)
Recognized on derivatives	Long-term debt	$—	$14,184	$30,693	$15,812
Recognized on hedged items	Long-term debt	—	(14,184)	(30,693)	(15,812)
Net recognized on fair value hedges		$—	$—	$—	$—
Cash flow hedges:
Interest rate derivatives	Long-term debt	$1,228	$980	$2,349	$1,933
Interest rate derivatives	Interest and fees on loans and leases	(1,837)	12	(1,097)	12
Net recognized on cash flow hedges		$(609)	$992	$1,252	$1,945

Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount (1)
(In thousands)	At June 30, 2020	At December 31, 2019	At June 30, 2020	At December 31, 2019
Long-term debt	$346,841	$317,486	$46,841	$17,486
(1)The Company has de-designated its fair value hedging relationship on the long-term debt. The $46.8 million basis adjustment included in the carrying value will be amortized over the remaining life of the notes through interest expense.
The following table presents the effect on the income statement for derivatives not designated as hedging instruments:

	Recognized In	Three months ended June 30,		Six months ended June 30,
(In thousands)	Non-interest Income	2020	2019	2020	2019
Interest rate derivatives	Other income	$(2,523)	$4,071	$3,403	$5,122
Mortgage banking derivatives	Mortgage banking activities	633	157	1,626	(251)
Other	Other income	(1,014)	(591)	897	(76)
Total not designated as hedging instruments		$(2,904)	$3,637	$5,926	$4,795
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. At June 30, 2020, the remaining unamortized balance of time-value premiums was $10.8 million.
Over the next twelve months, an estimated $8.0 million decrease to interest expense will be reclassified from AOCL relating to cash flow hedges, and an estimated $1.9 million increase to interest expense will be reclassified from AOCL relating to hedge terminations. At June 30, 2020, the remaining unamortized loss on terminated cash flow hedges is $3.5 million. The maximum length of time over which forecasted transactions are hedged is 4 years.
Additional information about cash flow hedge activity impacting AOCL and the related amounts reclassified to interest expense is provided in Note 10: Accumulated Other Comprehensive Income, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 14: Fair Value Measurements.
Derivative Exposure
The Company had approximately $377.7 million in net margin posted with financial counterparties or the derivative clearing organization at June 30, 2020, which is primarily comprised of $91.6 million in initial margin collateral posted at CME and $316.1 million in CME variation margin posted. At June 30, 2020, $36.9 million of cash collateral received is included in cash and due from banks on the consolidated balance sheet and is considered restricted in nature.
Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $362.9 million at June 30, 2020. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $40.7 million at June 30, 2020. The Company has incorporated a credit valuation adjustment (CVA) to reflect nonperformance risk in the fair value measurement of its derivatives. The CVA was $5.5 million as of June 30, 2020. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
All other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. Webster evaluates the credit risk of its counterparties to determine the CVA by considering factors such as the likelihood of default by the counterparty, its net exposure, remaining contractual life, as well as the collateral securing the position. While the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the CVA utilizes Level 3 inputs. The Company has assessed the significance of the impact of the CVA on the overall valuation of its derivative positions as of June 30, 2020, and has determined that the CVA is not significant to the overall valuation of its derivative financial instruments. Therefore, the Company has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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
The following table compares the fair value to unpaid principal balance of assets accounted for under the fair value option:

	At June 30, 2020			At December 31, 2019
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$46,446	$45,507	$939	$35,750	$35,186	$564
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value (NAV), which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.6 million at June 30, 2020.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. Accordingly, such alternative investments are classified within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for NAV practical expedient measurement, based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At June 30, 2020, these alternative investments had a remaining unfunded commitment of $27.9 million.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At June 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$189,603	$—	$189,603
Agency MBS	—	1,587,236	—	1,587,236
Agency CMBS	—	854,913	—	854,913
CMBS	—	456,254	—	456,254
CLO	—	84,483	—	84,483
Corporate debt	—	11,135	—	11,135
Total available-for-sale investment securities	—	3,183,624	—	3,183,624
Gross derivative instruments, before netting (1)	130	413,922	—	414,052
Originated loans held for sale	—	46,446	—	46,446
Investments held in Rabbi Trust	4,413	—	—	4,413
Alternative investments (2)	—	—	—	5,585
Total financial assets held at fair value	$4,543	$3,643,992	$—	$3,654,120
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$695	$18,843	$—	$19,538

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$185,801	$—	$185,801
Agency MBS	—	1,612,164	—	1,612,164
Agency CMBS	—	581,552	—	581,552
CMBS	—	431,871	—	431,871
CLO	—	92,205	—	92,205
Corporate debt	—	22,240	—	22,240
Total available-for-sale investment securities	—	2,925,833	—	2,925,833
Gross derivative instruments, before netting (1)	328	145,709	—	146,037
Originated loans held for sale	—	35,750	—	35,750
Investments held in Rabbi Trust	4,780	—	—	4,780
Alternative investments (2)	—	—	—	4,331
Total financial assets held at fair value	$5,108	$3,107,292	$—	$3,116,731
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$611	$13,202	$—	$13,813
(1)For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 13: Derivative Financial Instruments.
(2)Alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. At June 30, 2020, no significant assets classified within Level 3 were identified and measured under this basis. The following is a description of valuation methodologies used for assets measured on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $13.4 million at June 30, 2020. No reductions for impairments, or adjustments due to observable price changes, was identified during the six months ended June 30, 2020.
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
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $5.3 million at June 30, 2020. OREO and repossessed assets are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when recorded below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
In addition, the amortized cost of consumer loans secured by residential real estate property that are in process of foreclosure amounted to $6.8 million at June 30, 2020.
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
Mortgage Servicing Assets. Mortgage servicing assets are initially recorded at fair value and subsequently measured under the amortization method. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are reviewed quarterly and held at the lower of the carrying amount or fair value. Fair value adjustments, if any, are included as a component of loan related fees in the consolidated statement of income. During the six months ended June 30, 2020, the Company recorded a $1.2 million valuation allowance. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The estimated fair value of selected financial instruments and servicing assets are as follows:

	At June 30, 2020		At December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$5,476,817	$5,745,559	$5,293,918	$5,380,653
Level 3
Loans and leases, net	21,443,995	21,595,513	19,827,890	19,961,632
Mortgage servicing assets	14,926	18,326	17,484	33,250
Liabilities:
Level 2
Deposit liabilities	$23,689,950	$23,689,950	$20,219,981	$20,219,981
Time deposits	2,666,047	2,678,763	3,104,765	3,102,316
Securities sold under agreements to repurchase and other borrowings	1,688,805	1,693,184	1,040,431	1,041,042
FHLB advances	523,321	533,955	1,948,476	1,950,035
Long-term debt (1)	570,029	519,613	540,364	555,775
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

	Three months ended June 30,
	2020			2019
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$1,675	$12	$12	$1,977	$16	$21
Expected return on plan assets	(3,380)	—	—	(2,815)	—	—
Recognized net loss	993	6	(8)	1,430	3	(4)
Net periodic benefit cost	$(712)	$18	$4	$592	$19	$17

	Six months ended June 30,
	2020			2019
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$3,350	$23	$25	$3,955	$32	$42
Expected return on plan assets	(6,760)	—	—	(5,630)	—	—
Recognized net loss	1,985	12	(17)	2,860	7	(8)
Net periodic benefit cost	$(1,425)	$35	$8	$1,185	$39	$34
The components of net periodic benefit cost, other than service cost, are included within other expense reflected in non-interest expense in the consolidated income statement. The weighted-average expected long-term rate of return is 5.75%.
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
Webster allocates the provision for credit losses to each segment based on management's estimate of the inherent loss content in each of the specific loan and lease portfolios. During the three months ended June 30, 2019, Webster refined the precision of this allocation approach. Prior period provision for credit losses amounts, and resulting impacts from income tax expense were revised accordingly. Allowance for credit losses on loans and leases is included in total assets within the Corporate and Reconciling category.

The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
At June 30, 2020	$12,527,397	$77,992	$10,150,431	$9,952,797	$32,708,617
At December 31, 2019	11,541,803	80,176	9,348,727	9,418,638	30,389,344
The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended June 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$104,862	$39,334	$104,870	$(24,659)	$224,407
Non-interest income	14,725	23,103	23,405	(1,157)	60,076
Non-interest expense	44,694	34,020	93,686	4,184	176,584
Pre-tax, pre-provision net revenue	74,893	28,417	34,589	(30,000)	107,899
Provision for credit losses	37,559	—	2,444	(3)	40,000
Income before income tax expense	37,334	28,417	32,145	(29,997)	67,899
Income tax expense	9,143	7,587	6,365	(8,293)	14,802
Net income	$28,191	$20,830	$25,780	$(21,704)	$53,097

	Three months ended June 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$100,216	$44,013	$107,838	$(10,280)	$241,787
Non-interest income	14,645	24,979	27,675	8,554	75,853
Non-interest expense	46,196	34,253	96,166	4,025	180,640
Pre-tax, pre-provision net revenue	68,665	34,739	39,347	(5,751)	137,000
Provision for credit losses	7,741	—	4,159	—	11,900
Income before income tax expense	60,924	34,739	35,188	(5,751)	125,100
Income tax expense	15,110	9,206	7,459	(5,324)	26,451
Net income	$45,814	$25,533	$27,729	$(427)	$98,649

	Six months ended June 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$204,178	$82,007	$204,340	$(35,317)	$455,208
Non-interest income	27,964	49,486	51,025	4,979	133,454
Non-interest expense	91,238	71,098	192,653	431	$355,420
Pre-tax, pre-provision net revenue	140,904	$60,395	62,712	(30,769)	233,242
Provision for credit losses	101,083	—	15,005	(88)	116,000
Income before income tax expense	39,821	60,395	47,707	(30,681)	117,242
Income tax expense	9,752	16,125	9,446	(9,377)	25,946
Net income	$30,069	$44,270	$38,261	$(21,304)	$91,296

	Six months ended June 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$198,558	$87,111	$214,128	$(16,459)	$483,338
Non-interest income	28,656	50,556	53,057	12,196	144,465
Non-interest expense	90,814	67,775	191,241	6,496	356,326
Pre-tax, pre-provision net revenue	136,400	69,892	75,944	(10,759)	271,477
Provision for credit losses	13,982	—	6,518	—	20,500
Income before income tax expense	122,418	69,892	69,426	(10,759)	250,977
Income tax expense	30,361	18,522	14,717	(11,008)	52,592
Net income	$92,057	$51,370	$54,709	$249	$198,385

Note 17: Revenue from Contracts with Customers
The following tables present revenues within the scope of ASC 606, Revenue from Contracts with Customers and the net amount of other sources of non-interest income that is within the scope of other GAAP topics:

	Three months ended June 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$2,703	$21,741	$11,488	$(93)	$35,839
Wealth and investment services	2,587	—	4,553	(38)	7,102
Other	—	1,362	740	—	2,102
Revenue from contracts with customers	5,290	23,103	16,781	(131)	45,043
Other sources of non-interest income	9,435	—	6,624	(1,026)	15,033
Total non-interest income	$14,725	$23,103	$23,405	$(1,157)	$60,076

	Three months ended June 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$3,085	$23,704	$16,289	$40	$43,118
Wealth and investment services	2,542	—	5,776	(9)	8,309
Other	—	1,275	704	—	1,979
Revenue from contracts with customers	5,627	24,979	22,769	31	53,406
Other sources of non-interest income	9,018	—	4,906	8,523	22,447
Total non-interest income	$14,645	$24,979	$27,675	$8,554	$75,853

	Six months ended June 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$5,762	$46,583	$26,080	$(16)	$78,409
Wealth and investment services	5,115	—	10,771	(45)	15,841
Other	—	2,903	1,057	—	3,960
Revenue from contracts with customers	10,877	49,486	37,908	(61)	98,210
Other sources of non-interest income	17,087	—	13,117	5,040	35,244
Total non-interest income	$27,964	$49,486	$51,025	$4,979	$133,454

	Six months ended June 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$6,121	$48,232	$31,654	$135	$86,142
Wealth and investment services	5,026	—	10,951	(17)	15,960
Other	—	2,324	1,205	—	3,529
Revenue from contracts with customers	11,147	50,556	43,810	118	105,631
Other sources of non-interest income	17,509	—	9,247	12,078	38,834
Total non-interest income	$28,656	$50,556	$53,057	$12,196	$144,465
The major types of revenue streams that are within the scope of ASC 606 are described below:
Deposit service fees, predominately consist of fees earned from deposit accounts and interchange fees. Fees earned from deposit accounts relate to event-driven services and periodic account maintenance activities. Webster's obligations for event-driven services are satisfied at the time the service is delivered, while the obligations for maintenance services is satisfied monthly. Interchange fees are assessed as the performance obligation is satisfied, which is the point in time that the card transaction is authorized.
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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At June 30, 2020	At December 31, 2019
Commitments to extend credit	$5,893,139	$6,162,658
Standby letter of credit	200,280	188,103
Commercial letter of credit	27,242	29,180
Total credit-related financial instruments with off-balance sheet risk	$6,120,661	$6,379,941
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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$10,084	$2,511	$2,367	$2,506
Adoption of ASU No. 2016-13 (CECL)	—	—	9,139	—
Provision (benefit) charged to non-interest expense	655	26	(767)	31
Ending balance	$10,739	$2,537	$10,739	$2,537

Note 19: Subsequent Events
The Company has evaluated events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, June 30, 2020, through the issuance of this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure in this report.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms, were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, there were no changes made to the Company's internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The COVID-19 pandemic and resulting adverse economic conditions have adversely impacted our business and results and could have a more material impact on our business, financial condition, and results of operations.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including Connecticut, where we are headquartered, and New York, Massachusetts, Rhode Island, and Wisconsin, in which we have significant operations declared states of emergency and have begun phased re-openings.
Although Webster Bank continued operating, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. Impacts to our business, requiring implementation of new processes in a short period of time, have included decreases in customer traffic in our retail branch locations, shifting transactions at branches to drive through or by appointment only, the transition of a significant portion of our workforce to remote locations from home, increases in requests for forbearance and loan modifications, and additional health and safety precautions implemented at all physical locations. To the extent that commercial and social restrictions remain in place or increase, our delinquencies, foreclosures, and credit losses may materially increase and we could experience reductions in fee income as transaction volumes decline.
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
While we have taken and are continuing to take actions to protect the safety and well-being of our employees, customers, including as local economies undergo phased re-openings, and communities, no assurance can be given that the steps being taken will be adequate or appropriate. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct our business, the business and operations of our third-party service providers who perform critical services for our business, or the businesses of many of our customers and borrowers. In addition, as a result of the pandemic and the related increase in remote working by our personnel and the personnel of other companies, the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, has increased.

Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:
•the pandemic’s course and severity;
•the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;
•political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as dividends, moratorium and other suspension of collections, foreclosure, and related obligations;
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
We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows could be materially adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (2)
April	560	$23.29	—	$123,443,785
May	869	24.61	—	123,443,785
June	836	29.65	—	123,443,785
Total	2,265	26.14	—	123,443,785
(1)During the three months ended June 30, 2020, the total number of shares purchased were acquired outside of the repurchase program at market prices and related to stock compensation plan activity.
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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 4, 2020	By:	/s/ John R. Ciulla
John R. Ciulla
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2020	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2020	By:	/s/ Albert J. Wang
Albert J. Wang
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)