Form 10-Q
period 2020-09-30
WEBSTER FINANCIAL CORP
filed 2020-11-04
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   ☐ Yes   ☒ No
The number of shares of common stock, par value $.01 per share, outstanding as of October 30, 2020 was 90,201,149.

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
Factors that could cause our actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
▪our ability to successfully execute our business plan and strategic initiatives, and manage our risks;
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
▪the effects of any cyber threats, attacks or events or fraudulent activity;
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
ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
AOCI/AOCL	Accumulated other comprehensive income income (loss), net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation securities
CMBS	Commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act
CVA	Credit valuation adjustment
DTA	Deferred tax asset
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	A division of Webster Bank, National Association
LGD	Loss given default
LPL	LPL Financial Holdings Inc.
MSLP	Main Street Lending Program
NAV	Net asset value
NII	Net interest income
NOL	Net operating loss
OCC	Office of the Comptroller of the Currency
OCI/OCL	Other comprehensive income (loss)
OREO	Other real estate owned
PD	Probability of default
PPNR	Pretax, pre-provision net revenue
PPP	Small Business Administration Paycheck Protection Program
ROU asset	Right-of-use asset
RPA	Risk participation agreement
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables-Troubled Debt Restructurings by Creditors"
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation-Overall"
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (SEC) on February 28, 2020, and in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be attained during the full year ending December 31, 2020, or any future period.
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
COVID-19
COVID-19, or the Coronavirus, has continued to cause significant disruptions to the U.S. economy and disrupted banking and other financial activity in the areas in which the Company operates. The broad impact and preventive measures taken to contain or mitigate the outbreak have, and are likely to continue to have, significant negative effects on the U.S. and global economy, employment levels, employee productivity, and financial market conditions. The pandemic may cause increasingly negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, demand for loans and other financial services products, and consumer discretionary spending. As a result of these and other consequences, the outbreak has adversely affected our business, results of operations and financial condition. The extent to which COVID-19 will continue to impact our results will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak, the actions taken to contain or mitigate its impact, and the pace and extent of economic recovery in the United States and, in particular, in the states in which we operate.
Webster has taken the following actions to support its employees, customers, and the communities we serve through the following initiatives:
Support for Employees: Webster transitioned to a remote work environment, where possible, with approximately 75% of employees currently working remotely, no employees have been furloughed, zero-interest loans were made available to assist employees and their families, expanded recognition programs were launched, and extra cleaning and safety protocols have been put in place for all properties where a slow and cautious return to the workplace is being implemented in compliance with state guidelines;
Support for Customers: Webster instituted a foreclosure moratorium for occupied Webster-owned residential mortgages, modified branch operations, increased deposit limits, waived penalties for early CD withdrawals, and waived or reduced certain fees. In addition, Webster continues to work with customers adversely impacted by COVID-19 through participation in the Small Business Administration Paycheck Protection Program (PPP) where it has funded $1.4 billion in PPP loans to over 10,000 customers. Webster continues to engage with its customers and has provided accommodations through various loan modifications supporting over 2,500 customers; and
Support for Communities: Webster immediately provided more than $375 thousand in donations to Feeding America, American Red Cross, and United Way (CT, RI, MA, NY, WI) to satisfy urgent basic needs brought on by the pandemic, and also re-prioritized and expanded its existing philanthropic budget by an additional $600 thousand to support COVID-19 related causes.

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
Strategic Initiatives
The Company is undergoing an assessment to identify revenue enhancements and cost saving opportunities across the organization. As management continues to evaluate various initiatives, no decision has been made on any specific initiative that would have had a material impact to the Company's results of operations or financial condition at, or for the periods ended September 30, 2020. Once implemented, the strategic initiatives are expected to drive incremental revenue, reduce costs, and enhance digital capabilities.
Results of Operations
The Company's financial position and results of operations as of and for the nine months ended September 30, 2020 have been significantly impacted by the COVID-19 pandemic. The economic environment and uncertainty related to the pandemic contributed to the $138.8 million provision for credit losses recognized under the new CECL accounting standard adopted by the Company on January 1, 2020. While the Company has not experienced a significant increase in charge-offs due to the COVID-19 pandemic to-date, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. The Company’s interest income may also be negatively impacted in future periods as the Company continues to work with its affected borrowers to help them manage their financial position, by deferring payments, interest, and fees. Additionally, net interest margin has been reduced generally as a result of the low rate environment. These uncertainties and the resulting economic environment will continue to affect earnings and growth projections which may result in deterioration of asset quality in the Company's loan and investment portfolios, or fair value of other assets.
Selected financial highlights are presented in the following table:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2020	2019	2020	2019
Earnings:
Net interest income	$219,256	$240,539	$674,464	$723,877
Provision for credit losses	22,750	11,300	138,750	31,800
Total non-interest income	75,060	69,931	208,514	214,396
Total non-interest expense	183,996	179,894	539,416	536,220
Net income	69,281	93,865	160,577	292,250
Earnings applicable to common shareholders	66,890	91,442	153,758	284,919
Share Data:
Weighted-average common shares outstanding - diluted	89,738	91,874	90,235	91,883
Diluted earnings per common share	$0.75	$1.00	$1.70	$3.10
Dividends and dividend equivalents declared per common share	0.40	0.40	1.20	1.13
Dividends declared per preferred share	328.13	328.13	984.38	984.38
Book value per common share	34.09	32.68	34.09	32.68
Tangible book value per common share (non-GAAP)	27.86	26.58	27.86	26.58
Selected Ratios:
Net interest margin	2.88%	3.49%	3.03%	3.62%
Return on average assets (annualized basis)	0.84	1.27	0.67	1.36
Return on average common shareholders' equity (annualized basis)	8.80	12.36	6.78	13.26
CET1 risk-based capital	11.23	11.63	11.23	11.63
Tangible common equity ratio (non-GAAP)	7.75	8.34	7.75	8.34
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	10.91	15.37	8.44	16.61
Efficiency ratio (non-GAAP)	59.99	56.60	59.34	56.21

Providing the non-GAAP financial measures identified in the preceding table provides investors with information useful in understanding the Company's financial performance, performance trends and financial position. These measures are used by management for internal planning and forecasting purposes, as well as by securities analysts, investors and other interested parties to compare peer company operating performance. Management believes that the presentation, together with the accompanying reconciliations provides a more complete understanding of the factors and trends affecting the Company's business and allows investors to view its performance in a similar manner. These non-GAAP financial measures should not be considered a substitute for GAAP (U.S. Generally Accepted Accounting Principles) basis measures and results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies that present measures having the same or similar names.
The following tables reconcile the non-GAAP financial measures with financial measures defined by GAAP:

	At September 30,
(Dollars and shares in thousands, except per share data)	2020	2019
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$3,219,690	$3,152,394
Less: Preferred stock (GAAP)	145,037	145,037
Goodwill and other intangible assets (GAAP)	561,902	561,252
Tangible common shareholders' equity (non-GAAP)	$2,512,751	$2,446,105
Common shares outstanding	90,204	92,034
Tangible book value per common share (non-GAAP)	$27.86	$26.58

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,512,751	$2,446,105
Total Assets (GAAP)	$32,994,443	$29,895,100
Less: Goodwill and other intangible assets (GAAP)	561,902	561,252
Tangible assets (non-GAAP)	$32,432,541	$29,333,848
Tangible common equity ratio (non-GAAP)	7.75%	8.34%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$69,281	$93,865	$160,577	$292,250
Less: Preferred stock dividends (GAAP)	1,968	1,968	5,906	5,906
Add: Intangible assets amortization, tax-effected (GAAP)	860	759	2,380	2,279
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$68,173	$92,656	$157,051	$288,623
Income adjusted for preferred stock dividends and intangible assets amortization, annualized (non-GAAP)	$272,692	$370,625	$209,401	$384,831
Average shareholders' equity (non-GAAP)	$3,205,330	$3,118,691	$3,184,816	$3,024,299
Less: Average preferred stock (non-GAAP)	145,037	145,037	145,037	145,037
Average goodwill and other intangible assets (non-GAAP)	560,959	561,715	559,864	562,673
Average tangible common shareholders' equity (non-GAAP)	$2,499,334	$2,411,939	$2,479,915	$2,316,589
Return on average tangible common shareholders' equity (non-GAAP)	10.91%	15.37%	8.44%	16.61%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$183,996	$179,894	$539,416	$536,220
Less: Foreclosed property activity (GAAP)	(201)	(128)	(668)	(436)
Intangible assets amortization (GAAP)	1,089	961	3,013	2,885
Other expense (non-GAAP) (1)	4,786	1,750	4,786	1,757
Non-interest expense (non-GAAP)	$178,322	$177,311	$532,285	$532,014
Net interest income (GAAP)	$219,256	$240,539	$674,464	$723,877
Add: Tax-equivalent adjustment (non-GAAP)	2,635	2,436	7,669	7,209
Non-interest income (GAAP)	75,060	69,931	208,514	214,396
Other (non-GAAP) (2)	297	350	889	1,046
Customer derivative fair value adjustment (GAAP)	—	—	5,511	—
Less: Gain on sale of investment securities, net (GAAP)	—	—	8	—
Income (non-GAAP)	$297,248	$313,256	$897,039	$946,528
Efficiency ratio (non-GAAP)	59.99%	56.60%	59.34%	56.21%
(1)Other expense (non-GAAP) in the 2020 periods include consulting fees for strategic initiatives and in the 2019 periods include business optimization charges.
(2)Other income (non-GAAP) includes low income housing tax credits.

Financial Performance Summary
Comparison to Prior Year Quarter
For the three months ended September 30, 2020, net income of $69.3 million decreased $24.6 million, or 26.2%, from the three months ended September 30, 2019, primarily due to a decrease in net interest income and to a lesser extent an increase in the provision for credit losses of $11.5 million. This was partially offset by a $7.1 million decrease in income tax expense driven by the lower level of pre-tax income.
Net interest income decreased $21.3 million, while non-interest income increased $5.1 million, and non-interest expense increased $4.1 million, resulting in a non-GAAP efficiency ratio of 60.0%.
Earnings applicable to common shareholders of $66.9 million and diluted earnings per share of $0.75 decreased for the three months ended September 30, 2020 compared to earnings applicable to common shareholders of $91.4 million and diluted earnings per share of $1.00 for the three months ended September 30, 2019.
Comparison to Prior Year to Date
For the nine months ended September 30, 2020, net income of $160.6 million decreased $131.7 million, or 45.1%, from the nine months ended September 30, 2019, primarily due to an increase in the provision for credit losses of $107.0 million. This was partially offset by a $33.8 million decrease in income tax expense driven by the lower level of pre-tax income.
Net interest income decreased $49.4 million, while non-interest income decreased $5.9 million, and non-interest expense increased $3.2 million, resulting in a non-GAAP efficiency ratio of 59.3%.
Earnings applicable to common shareholders of $153.8 million and diluted earnings per share of $1.70 decreased for the nine months ended September 30, 2020 compared to earnings applicable to common shareholders of $284.9 million and diluted earnings per share of $3.10 for the nine months ended September 30, 2019.

The following tables present daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$21,870,740	$188,865	3.40%	$19,473,293	$237,131	4.80%
Investment securities (1)	8,762,692	52,154	2.47	7,929,568	57,810	2.93
FHLB and FRB stock	91,232	600	2.62	104,975	1,120	4.23
Interest-bearing deposits	102,059	26	0.10	63,751	345	2.12
Securities	8,955,983	52,780	2.45	8,098,294	59,275	2.94
Loans held for sale	31,211	229	2.94	20,301	166	3.29
Total interest-earning assets	30,857,934	$241,874	3.13%	27,591,888	$296,572	4.25%
Non-interest-earning assets	2,057,503			1,965,521
Total Assets	$32,915,437			$29,557,409

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$6,228,436	$—	—%	$4,322,932	$—	—%
Health savings accounts	6,953,641	2,073	0.12	6,274,341	3,135	0.20
Interest-bearing checking, money market and savings	11,167,653	3,983	0.14	9,256,189	14,697	0.63
Time deposits	2,589,888	6,542	1.00	3,301,588	16,382	1.97
Total deposits	26,939,618	12,598	0.19	23,155,050	34,214	0.59

Securities sold under agreements to repurchase and other borrowings	1,225,616	608	0.19	1,362,877	6,571	1.89
FHLB advances	449,085	2,528	2.20	1,017,787	6,910	2.66
Long-term debt (1)	569,425	4,249	3.25	543,869	5,902	4.52
Total borrowings	2,244,126	7,385	1.33	2,924,533	19,383	2.63
Total interest-bearing liabilities	29,183,744	$19,983	0.27%	26,079,583	$53,597	0.81%
Non-interest-bearing liabilities	526,363			359,135
Total liabilities	29,710,107			26,438,718

Preferred stock	145,037			145,037
Common shareholders' equity	3,060,293			2,973,654
Total shareholders' equity	3,205,330			3,118,691
Total Liabilities and Shareholders' Equity	$32,915,437			$29,557,409
Tax-equivalent net interest income		$221,891			$242,975
Less: Tax-equivalent adjustments		(2,635)			(2,436)
Net interest income		$219,256			$240,539
Net interest margin			2.88%			3.49%

(1)For purposes of yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.

	Nine months ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$21,270,350	$603,100	3.75%	$19,007,780	$703,136	4.90%
Investment securities (1)	8,554,646	167,027	2.67	7,572,687	171,265	3.01
FHLB and FRB stock	108,788	2,716	3.33	108,716	3,949	4.86
Interest-bearing deposits	89,989	222	0.32	56,449	983	2.30
Securities	8,753,423	169,965	2.65	7,737,852	176,197	3.03
Loans held for sale	25,944	588	3.02	19,013	459	3.22
Total interest-earning assets	30,049,717	$773,653	3.43%	26,764,645	$879,792	4.36%
Non-interest-earning assets	2,017,159			1,872,632
Total Assets	$32,066,876			$28,637,277

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$5,525,573	$—	—%	$4,261,060	$—	—%
Health savings accounts	6,854,101	7,973	0.16	6,213,150	9,150	0.20
Interest-bearing checking, money market and savings	10,427,634	22,848	0.29	9,050,853	40,622	0.60
Time deposits	2,841,385	28,425	1.34	3,290,044	48,219	1.96
Total deposits	25,648,693	59,246	0.31	22,815,107	97,991	0.57

Securities sold under agreements to repurchase and other borrowings	1,366,292	5,318	0.51	918,864	13,227	1.90
FHLB advances	870,063	13,145	1.98	1,084,332	22,467	2.73
Long-term debt (1)	563,805	13,811	3.52	441,329	15,021	4.63
Total borrowings	2,800,160	32,274	1.55	2,444,525	50,715	2.75
Total interest-bearing liabilities	28,448,853	$91,520	0.43%	25,259,632	$148,706	0.78%
Non-interest-bearing liabilities	433,207			353,346
Total liabilities	28,882,060			25,612,978

Preferred stock	145,037			145,037
Common shareholders' equity	3,039,779			2,879,262
Total shareholders' equity	3,184,816			3,024,299
Total Liabilities and Shareholders' Equity	$32,066,876			$28,637,277
Tax-equivalent net interest income		$682,133			$731,086
Less: Tax-equivalent adjustments		(7,669)			(7,209)
Net interest income		$674,464			$723,877
Net interest margin			3.03%			3.62%

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

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 76.4% of total revenue for the nine months ended September 30, 2020.
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
The federal funds rate target range was 0-0.25% at September 30, 2020 compared to 1.50-1.75% at December 31, 2019 and 2.25-2.50% at December 31, 2018. The benchmark 10-year U.S. Treasury rate decreased to 0.69% at September 30, 2020 from 1.92% at December 31, 2019 and 2.69% at December 31, 2018. Refer to the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Net Interest Income
Comparison to Prior Year Quarter
Net interest income totaled $219.3 million for the three months ended September 30, 2020 compared to $240.5 million for the three months ended September 30, 2019, a decrease of $21.3 million. On a fully tax-equivalent basis, net interest income decreased $21.1 million when compared to the same period in 2019.
Net interest margin decreased 61 basis points to 2.88% for the three months ended September 30, 2020 from 3.49% for the three months ended September 30, 2019. The decrease was a result of asset sensitivity in a period during which the federal funds rate was reduced to near zero, with variable rate loan yields particularly impacted.
Comparison to Prior Year to Date
Net interest income totaled $674.5 million for the nine months ended September 30, 2020 compared to $723.9 million for the nine months ended September 30, 2019, a decrease of $49.4 million. On a fully tax-equivalent basis, net interest income increased $49.0 million when compared to the same period in 2019.
Net interest margin decreased 59 basis points to 3.03% for the nine months ended September 30, 2020 from 3.62% for the nine months ended September 30, 2019. The decrease was a result of asset sensitivity in a period during which the federal funds rate was reduced to near zero, with variable rate loan yields particularly impacted.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended September 30,			Nine months ended September 30,
	2020 vs. 2019 Increase (decrease) due to			2020 vs. 2019 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(80,493)	$32,227	$(48,266)	$(186,646)	$86,611	$(100,035)
Loans held for sale	(64)	126	62	(155)	284	129
Securities (2)	(12,575)	6,080	(6,495)	(29,059)	22,826	(6,233)
Total interest income	$(93,132)	$38,433	$(54,699)	$(215,860)	$109,721	$(106,139)
Interest on interest-bearing liabilities:
Deposits	$(21,487)	$(129)	$(21,616)	$(39,340)	$595	$(38,745)
Borrowings	(6,750)	(5,249)	(11,999)	(21,544)	3,103	(18,441)
Total interest expense	$(28,237)	$(5,378)	$(33,615)	$(60,884)	$3,698	$(57,186)
Net change in net interest income	$(64,895)	$43,811	$(21,084)	$(154,976)	$106,023	$(48,953)

(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
(2)Securities include investment securities, FHLB and FRB stock, and interest-bearing deposits.

Average loans and leases for the nine months ended September 30, 2020 increased $2.3 billion compared to the average for the nine months ended September 30, 2019. The loan and lease portfolio comprised 70.8% of the average interest-earning assets at September 30, 2020 compared to 71.0% of the average interest-earning assets at September 30, 2019. The loan and lease portfolio yield decreased 115 basis points to 3.75% for the nine months ended September 30, 2020 compared to 4.90% for the nine months ended September 30, 2019. The decrease in the yield on the average loan and lease portfolio is primarily due to the impact of variable-rate loans resetting lower and PPP loan activity at a lower yield.
Average securities for the nine months ended September 30, 2020 increased $1.0 billion compared to the average for the nine months ended September 30, 2019. The securities portfolio comprised 29.1% of the average interest-earning assets at September 30, 2020 compared to 28.9% of the average interest-earning assets at September 30, 2019. The securities portfolio yield decreased 38 basis points to 2.65% for the nine months ended September 30, 2020 compared to 3.03% for the nine months ended September 30, 2019. The decrease in yield on the securities portfolio is primarily due to lower yield on variable-rate securities, higher premium amortization, and yield from newly purchased securities less than that of securities maturing and paying down.
Average total deposits for the nine months ended September 30, 2020 increased $2.8 billion compared to the average for the nine months ended September 30, 2019. The increase was driven by transactional deposit products, which includes HSAs. The average cost of deposits decreased 26 basis points to 0.31% for the nine months ended September 30, 2020 from 0.57% for the nine months ended September 30, 2019. The average cost of deposits decreased due to deposit product mix and reductions in the federal funds rate. Higher cost time deposits decreased to 14.1% for the nine months ended September 30, 2020 from 17.7% for the nine months ended September 30, 2019, as a percentage of total interest-bearing deposits.
Average total borrowings for the nine months ended September 30, 2020 increased $355.6 million compared to the average for the nine months ended September 30, 2019. Average securities sold under agreements to repurchase and other borrowings increased $447.4 million, while average FHLB advances decreased $214.3 million. Average long-term debt increased $122.5 million, as a result of an underwritten public offering of $300 million senior fixed-rate notes completed on March 25, 2019. The average cost of borrowings decreased 120 basis points to 1.55% for the nine months ended September 30, 2020 from 2.75% for the nine months ended September 30, 2019. The decrease in the average cost of borrowings was largely a result of changes in the federal funds rate and borrowings mix.
Provision for Credit Losses
Comparison to Prior Year Quarter
The provision for credit losses was $22.8 million for the three months ended September 30, 2020, which increased $11.5 million compared to the three months ended September 30, 2019. The increase in provision for credit losses is primarily the result of economic conditions caused by COVID-19 on the allowance for credit losses and higher credit provisioning due to the implementation of CECL. Total net charge-offs was $11.5 million and $13.8 million for the three months ended September 30, 2020 and 2019, respectively.
Comparison to Prior Year to Date
The provision for credit losses was $138.8 million for the nine months ended September 30, 2020, which increased $107.0 million compared to the nine months ended September 30, 2019. The increase in provision for credit losses is primarily the result of economic conditions caused by COVID-19 on the allowance for credit losses and higher credit provisioning due to the implementation of CECL. Total net charge-offs was $35.7 million and $35.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Allowance for credit losses on loan and leases coverage increased to 1.69% at September 30, 2020 from 1.04% at December 31, 2019. See the sections captioned "Loans and Leases" through "Troubled Debt Restructurings" contained elsewhere in this report for further details.

Non-Interest Income

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Deposit service fees	$39,278	$41,410	$(2,132)	(5.1)%	$117,687	$127,552	$(9,865)	(7.7)%
Loan and lease related fees	6,568	8,246	(1,678)	(20.3)	20,032	22,623	(2,591)	(11.5)
Wealth and investment services	8,255	8,496	(241)	(2.8)	24,096	24,456	(360)	(1.5)
Mortgage banking activities	7,087	2,133	4,954	232.3	14,185	3,829	10,356	270.5
Increase in cash surrender value of life insurance policies	3,695	3,708	(13)	(0.4)	10,899	10,942	(43)	(0.4)
Gain on sale of investment securities, net	—	—	—	n/m	8	—	8	n/m
Other income	10,177	5,938	4,239	71.4	21,607	24,994	(3,387)	(13.6)
Total non-interest income	$75,060	$69,931	$5,129	7.3	$208,514	$214,396	$(5,882)	(2.7)
Comparison to Prior Year Quarter
Total non-interest income for the three months ended September 30, 2020 was $75.1 million, an increase of $5.1 million, or 7.3%, compared to $69.9 million for the three months ended September 30, 2019. The increase was primarily attributable to higher mortgage banking activities and other income somewhat offset by lower deposit service and loan and lease related fees.
Deposit service fees totaled $39.3 million for the three months ended September 30, 2020, compared to $41.4 million for the three months ended September 30, 2019. The decrease was primarily due to lower overdraft and account service related fees partially offset by an increase in third-party administrator account service fees.
Loan and lease related fees totaled $6.6 million for the three months ended September 30, 2020, compared to $8.2 million for the three months ended September 30, 2019. The decrease was primarily due to lower syndication, prepayment penalty, and loan servicing fees.
Mortgage banking activities totaled $7.1 million for the three months ended September 30, 2020, compared to $2.1 million for the three months ended September 30, 2019. The increase was a result of higher origination volume due to a lower mortgage interest rate environment.
Other income totaled $10.2 million for the three months ended September 30, 2020, compared to $5.9 million for the three months ended September 30, 2019. The increase was primarily due to customer derivative activity. In addition, approximately $2.0 million of fees related to third-party administrator account closures, and $1.3 million of favorable customer derivative fair value adjustment are included in the 2020 period.
Comparison to Prior Year to Date
Total non-interest income for the nine months ended September 30, 2020 was $208.5 million, a decrease of $5.9 million, or 2.7%, compared to $214.4 million for the nine months ended September 30, 2019. The decrease was primarily attributable to lower deposit service fees, other income, and loan and lease related fees somewhat offset by higher mortgage banking activities.
Deposit service fees totaled $117.7 million for the nine months ended September 30, 2020, compared to $127.6 million for the nine months ended September 30, 2019. The decrease was primarily due to lower overdraft, interchange, and debit card fees, and account service fees.
Loan and lease related fees totaled $20.0 million for the nine months ended September 30, 2020, compared to $22.6 million for the nine months ended September 30, 2019. The decrease was primarily due to lower syndication, prepayment penalty, and loan servicing fees.
Mortgage banking activities totaled $14.2 million for the nine months ended September 30, 2020, compared to $3.8 million for the nine months ended September 30, 2019. The increase was a result of higher origination volume due to a lower mortgage interest rate environment.
Other income totaled $21.6 million for the nine months ended September 30, 2020, compared to $25.0 million for the nine months ended September 30, 2019. The decrease was primarily due to $4.2 million of unfavorable customer derivative fair value adjustment in the 2020 period, as well as decreases in miscellaneous fee income, somewhat offset by approximately $2.0 million of fees related to third-party administrator account closures in the 2020 period, and increased customer derivative activity.

Non-Interest Expense

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Compensation and benefits	$104,019	$98,623	$5,396	5.5%	$305,637	$294,935	$10,702	3.6%
Occupancy	14,275	14,087	188	1.3	43,005	42,802	203	0.5
Technology and equipment	27,846	26,180	1,666	6.4	83,151	77,644	5,507	7.1
Intangible assets amortization	1,089	961	128	13.3	3,013	2,885	128	4.4
Marketing	3,852	4,758	(906)	(19.0)	10,640	12,329	(1,689)	(13.7)
Professional and outside services	9,223	5,024	4,199	83.6	21,044	16,706	4,338	26.0
Deposit insurance	4,204	4,409	(205)	(4.6)	13,944	13,292	652	4.9
Other expense	19,488	25,852	(6,364)	(24.6)	58,982	75,627	(16,645)	(22.0)
Total non-interest expense	$183,996	$179,894	$4,102	2.3	$539,416	$536,220	$3,196	0.6
Comparison to Prior Year Quarter
Total non-interest expense for the three months ended September 30, 2020 was $184.0 million, an increase of $4.1 million, or 2.3%, compared to $179.9 million for the three months ended September 30, 2019. The increase was primarily attributable to increases in compensation and benefits, professional and outside services, and technology and equipment partially offset by a decrease in other expense.
Compensation and benefits totaled $104.0 million for the three months ended September 30, 2020, compared to $98.6 million for the three months ended September 30, 2019. The increase was a result of annual merit increases and other benefits.
Technology and equipment totaled $27.8 million for the three months ended September 30, 2020, compared to $26.2 million for the three months ended September 30, 2019. The increase was a result of continued infrastructure investment.
Professional and outside services totaled $9.2 million for the three months ended September 30, 2020, compared to $5.0 million for the three months ended September 30, 2019. The increase was a result of increased consulting fees for strategic initiatives.
Other expense totaled $19.5 million for the three months ended September 30, 2020, compared to $25.9 million for the three months ended September 30, 2019. The decrease was primarily due to lower pension costs, variable operating expenses, and a $1.8 million business optimization charge in the 2019 period.
Comparison to Prior Year to Date
Total non-interest expense for the nine months ended September 30, 2020 was $539.4 million, an increase of $3.2 million, or 0.6%, compared to $536.2 million for the nine months ended September 30, 2019. The increase was primarily attributable to increases in compensation and benefits, technology and equipment, and professional and outside services partially offset by a decrease in other expense.
Compensation and benefits totaled $305.6 million for the nine months ended September 30, 2020, compared to $294.9 million for the nine months ended September 30, 2019. The increase was a result of annual merit increases, temporary help, and other benefits partially offset by lower medical costs.
Technology and equipment totaled $83.2 million for the nine months ended September 30, 2020, compared to $77.6 million for the nine months ended September 30, 2019. The increase was a result of continued infrastructure investment.
Professional and outside services totaled $21.0 million for the nine months ended September 30, 2020, compared to $16.7 million for the nine months ended September 30, 2019. The increase was a result of increased consulting fees for strategic initiatives.
Other expense totaled $59.0 million for the nine months ended September 30, 2020, compared to $75.6 million for the nine months ended September 30, 2019. The decrease was primarily due to lower pension costs, legal expenses, variable operating expenses, and the business optimization charge in 2019.

Income Taxes
Webster recognized income tax expense of $18.3 million, reflecting an effective tax rate of 20.9%, for the three months ended September 30, 2020, compared to $25.4 million, reflecting an effective tax rate of 21.3%, for the three months ended September 30, 2019.
The decrease in tax expense is due to a lower level of pre-tax income for the three months ended September 30, 2020 as compared to the same period in 2019. The decrease in the effective tax rate for the three months ended September 30, 2020 as compared to the same period in 2019 primarily reflects the effects of a lower level of pre-tax income estimated for 2020 as compared to 2019, partially offset by the recognition of net tax benefits specific to the 2019 period.
Webster recognized income tax expense of $44.2 million, reflecting an effective tax rate of 21.6%, for the nine months ended September 30, 2020, compared to $78.0 million, reflecting an effective tax rate of 21.1%, for the nine months ended September 30, 2019.
The decrease in tax expense is due to a lower level of pre-tax income for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase in the effective tax rate for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily reflects the recognition of $0.2 million of net tax expense specific to the nine months ended September 30, 2020, including tax deficiencies of $0.6 million from stock-based compensation, as compared to the recognition of $6.2 million of net tax benefits specific to the 2019 period, including $2.7 million of excess tax benefits from stock-based compensation, partially offset by the effects of a lower level of pre-tax income estimated for 2020 as compared to 2019.
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
Through a distribution network, consisting of 156 banking centers and 298 ATMs, a customer care center, and a full range of web and mobile-based banking services, Community Banking serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
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

Commercial Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Net interest income	$107,417	$104,549	$311,595	$303,107
Non-interest income	13,099	13,987	41,063	42,643
Non-interest expense	47,610	45,261	138,848	136,075
Pre-tax, pre-provision net revenue	$72,906	$73,275	$213,810	$209,675
Comparison to Prior Year Quarter
Pre-tax, pre-provision net revenue decreased $0.4 million, or 0.5%, for the three months ended September 30, 2020 as compared to the same period in 2019. Net interest income increased $2.9 million, as a result of loan and deposit growth, which was partially offset by the lower rate environment. Non-interest income decreased $0.9 million due to lower loan fees. Non-interest expense increased $2.3 million, primarily due to higher support costs and lower deferred loan origination costs.
Comparison to Prior Year to Date
Pre-tax, pre-provision net revenue increased $4.1 million, or 2.0%, for the nine months ended September 30, 2020 as compared to the same period in 2019. Net interest income increased $8.5 million primarily due to loan growth, which was partially offset by the lower rate environment. Non-interest income decreased $1.6 million driven by lower loan fees, and non-interest expense increased $2.8 million primarily due to higher support costs.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2020	At December 31, 2019
Loans and leases	$12,620,092	$11,499,573
Deposits	5,998,783	4,382,051

Assets under administration/management (off-balance sheet)	2,302,023	2,304,350
Loans and leases increased $1.1 billion at September 30, 2020 compared to December 31, 2019. Loan originations in the nine months ended September 30, 2020 and 2019 were $3.0 billion and $2.8 billion, respectively. The loan growth was primarily related to new originations in middle market and PPP loans. PPP loans at September 30, 2020 were $438.7 million.
Deposits increased $1.6 billion at September 30, 2020 compared to December 31, 2019. The increase was primarily driven by the seasonal inflow of municipal deposits, PPP funding, and the liquidity needs of business clients and municipalities due to the uncertain economic environment.
The Private Banking operating segment had assets under administration of approximately $577.6 million and $539.7 million and assets under management of $1.7 billion and $1.8 billion at September 30, 2020 and December 31, 2019, respectively.

HSA Bank
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Net interest income	$39,861	$43,581	$121,868	$130,692
Non-interest income	27,235	23,526	76,721	74,082
Non-interest expense	34,789	32,918	105,887	100,693
Pre-tax net revenue	$32,307	$34,189	$92,702	$104,081
Comparison to Prior Year Quarter
Pre-tax net revenue decreased $1.9 million, or 5.5%, for the three months ended September 30, 2020 as compared to the same period in 2019. Net interest income decreased $3.7 million, due to a decline in deposit spreads, partially offset by a 10.9% growth in deposits. Non-interest income increased $3.7 million, due primarily to fees related to third-party-administrator account closures in the quarter. Non-interest expense increased $1.9 million, primarily due to merit increases, medical costs, and expenses to support the current enrollment season.
Comparison to Prior Year to Date
Pre-tax net revenue decreased $11.4 million, or 10.9%, for the nine months ended September 30, 2020 as compared to the same period in 2019. Net interest income decreased $8.8 million, due to declining deposit spreads, partially offset by a 10.9% growth in deposits. Non-interest income increased $2.6 million, primarily due to fees related to third-party-administrator accounts exiting. Non-interest expense increased $5.2 million, primarily due to annual merit increases and the impact from an extended tax filing season.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2020	At December 31, 2019
Deposits	$6,976,280	$6,416,135

Assets under administration, through linked brokerage accounts (off-balance sheet)	2,453,908	2,070,910
Total footings	$9,430,188	$8,487,045
Deposits increased $560.1 million at September 30, 2020 compared to December 31, 2019, due to organic growth in existing account balances and an acquired portfolio. Deposit growth was partially offset by the exit of third-party-administrator accounts in the second quarter.
HSA Bank deposits accounted for 25.9% and 27.5% of total deposits at September 30, 2020 and December 31, 2019, respectively.
Assets under administration, through linked brokerage accounts, increased $383.0 million at September 30, 2020 compared to December 31, 2019, primarily due to new investment account growth and market value increases.

Community Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Net interest income	$108,218	$104,613	$312,558	$318,741
Non-interest income	28,970	28,115	79,995	81,172
Non-interest expense	98,991	99,835	291,644	291,076
Pre-tax, pre-provision net revenue	$38,197	$32,893	$100,909	$108,837
Comparison to Prior Year Quarter
Pre-tax, pre-provision net revenue increased $5.3 million, or 16.1%, for the three months ended September 30, 2020 as compared to the same period in 2019. Net interest income increased $3.6 million, as a result of loan and deposit growth partially offset by the impact of the lower rate environment. Non-interest income increased $0.9 million, driven by increased fee income from mortgage banking activities partially offset by lower deposit related fees and investment services fees. Non-interest expense decreased $0.8 million, primarily resulting from lower operations costs, as well as a business optimization charge taken in 2019.
Comparison to Prior Year to Date
Pre-tax, pre-provision net revenue decreased $7.9 million, or 7.3%, for the nine months ended September 30, 2020 as compared to the same period in 2019. Net interest income decreased $6.2 million, as a result of the lower interest rate environment partially offset by loan and deposit growth. Non-interest income decreased $1.2 million, as a result of lower deposit related fees, loan servicing income, and fees from investment services, partially offset by increased fee income from mortgage banking activities. Non-interest expense increased $0.6 million, primarily due to higher employee related expenses, continued investments in technology, and other corporate overhead, mostly offset by decreased deposit and loan operations costs, marketing expenses, sales activity related expenses, and card processing costs.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2020	At December 31, 2019
Loans	$9,231,890	$8,537,341
Deposits	13,950,241	12,527,903

Assets under administration (off-balance sheet)	3,697,985	3,712,311
Loans increased $694.5 million at September 30, 2020 compared to December 31, 2019. The increase is due to the originations of PPP loans by Business Banking, partially offset by lower residential mortgage balances due to increased refinancing activity and the continuing net paydowns in the home equity portfolio.
Loan originations in the nine months ended September 30, 2020 and 2019 were $2.9 billion and $1.5 billion, respectively. The increase was driven by the originations of the PPP loans and increased residential mortgage originations, partially offset by a decline in home equity originations. PPP loans at September 30, 2020 were $915.6 million.
Deposits increased $1.4 billion at September 30, 2020 compared to December 31, 2019 resulting from higher balances in business and consumer transactional accounts coupled with increases in savings and money market products. The balance increases were driven by proceeds from the PPP loans, CARES Act stimulus payments, and the shifting of deposits from maturing certificates of deposits.
Webster Bank's investment services division had assets under administration, through its strategic partnership with LPL, of $3.7 billion at both September 30, 2020 and December 31, 2019.

Financial Condition
At September 30, 2020, total assets of $33.0 billion increased by $2.6 billion compared to December 31, 2019, primarily driven by increases of $1.8 billion in loans, $807.6 million in investment securities, and $218.9 million in accrued interest receivable and other assets. Total liabilities of $29.8 billion increased by $2.6 billion compared to December 31, 2019, primarily reflecting increases of $1.7 billion in demand deposits, $1.3 billion in interest-bearing deposits, and $560.1 million in HSAs. Total shareholders' equity of $3.2 billion increased by $11.9 million compared to December 31, 2019. The increase in shareholders' equity reflects $160.6 million of net income and $88.1 million of other comprehensive income, partially offset by a $76.6 million decrease in connection with the common stock repurchase program, a $51.2 million decrease for a cumulative effect of change in accounting principles in connection with the adoption of CECL, and $109.2 million and $5.9 million in dividends paid to common and preferred shareholders, respectively.
Book value was $34.09 per common share as of September 30, 2020, compared with $33.28 per common share as of December 31, 2019. On October 27, 2020, the Board of Directors declared a quarterly cash dividend to shareholders, maintaining it at $0.40 per common share. Given the current economic forecast, anticipated earnings, and capital position, the Company anticipates continuation of the dividend at its current level. The Company will continue to monitor its ability to pay dividends at this level.
As of September 30, 2020, both the Company and the Bank were considered well-capitalized, meeting all capital requirements under the Basel III Capital Rules. In accordance with regulatory capital rules, the Company elected an option to delay the impact of CECL on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. Therefore, capital ratios and amounts as of September 30, 2020 exclude the impact of the increased allowance for credit losses on loans and leases, held-to-maturity debt securities and unfunded loan commitments attributed to the adoption of CECL. This resulted in a 31, 30, 30, and 22 basis point benefit to the Company's CET1 risk based capital, total risk based capital, tier 1 risk based capital, and tier 1 leverage capital, respectively, at September 30, 2020. The Company's capital ratios remain strong, in excess of well capitalized even without the benefit of the CECL impact delay.
Refer to the selected financial highlights under the "Results of Operations" section and Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.
Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The Office of the Comptroller of the Currency (OCC) may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, the Holding Company also may directly hold investment securities from time-to-time. At September 30, 2020, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Webster maintains, through its Corporate Treasury function, investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale which currently consists of agency collateralized mortgage obligations (Agency CMO); agency mortgage-backed securities (Agency MBS); agency commercial mortgage-backed securities (Agency CMBS); non-agency commercial mortgage-backed securities (CMBS); collateralized loan obligation securities (CLO); and corporate debt, and held-to-maturity which currently consists of Agency CMO; Agency MBS; Agency CMBS; municipal bonds and notes; and CMBS. Investment securities had a carrying value and an average risk weighting for regulatory purposes of $9.0 billion and 13%, respectively, at September 30, 2020 and $8.2 billion and 16%, respectively, at December 31, 2019.
Available-for-sale investment securities increased by $378.4 million, primarily due to Agency CMBS net purchase activity partially offset by net principal paydowns for Agency MBS. The tax-equivalent yield in the portfolio was 2.50% for the nine months ended September 30, 2020 compared to 2.98% for the nine months ended September 30, 2019. Available-for-sale investment securities are evaluated for credit losses on a quarterly basis. Unrealized losses on these securities are attributable to factors other than credit loss and therefore no ACL has been recorded. Further, the Company does not have the intent to sell these investment securities, and it is more likely than not that it will not be required to sell these securities before the recovery of their cost basis. Gross unrealized loss on available-for-sale investment securities was $13.7 million at September 30, 2020.
Held-to-maturity investment securities increased by $429.5 million, primarily due to Agency CMBS net purchase activity partially offset by net principal paydowns for Agency MBS. The tax-equivalent yield in the portfolio was 2.77% for the nine months ended September 30, 2020 compared to 3.02% for the nine months ended September 30, 2019. Held-to-maturity investment securities are evaluated for credit losses on a quarterly basis under CECL. The ACL on investment securities held-to-maturity was $306 thousand at September 30, 2020. Gross unrealized loss on held-to-maturity investment securities was $966 thousand at September 30, 2020.

The following table summarizes the amortized cost and fair value of investment securities:

	At September 30, 2020				At December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Agency CMO	$166,623	$6,908	$(177)	$173,354	$184,500	$2,218	$(917)	$185,801
Agency MBS	1,446,100	81,533	(363)	1,527,270	1,580,743	35,456	(4,035)	1,612,164
Agency CMBS	1,024,133	27,621	—	1,051,754	587,974	513	(6,935)	581,552
CMBS	464,071	794	(9,840)	455,025	432,085	38	(252)	431,871
CLO	85,601	1	(1,241)	84,361	92,628	45	(468)	92,205
Corporate debt	14,551	—	(2,098)	12,453	23,485	—	(1,245)	22,240
Available-for-sale	$3,201,079	$116,857	$(13,719)	$3,304,217	$2,901,415	$38,270	$(13,852)	$2,925,833
Held-to-maturity:
Agency CMO	$116,020	$2,743	$(261)	$118,502	$167,443	$1,123	$(1,200)	$167,366
Agency MBS	2,595,711	155,221	(106)	2,750,826	2,957,900	60,602	(8,733)	3,009,769
Agency CMBS	2,033,826	63,401	(599)	2,096,628	1,172,491	6,444	(5,615)	1,173,320
Municipal bonds and notes (1)	750,847	53,457	—	804,304	740,431	32,709	(21)	773,119
CMBS	227,030	9,126	—	236,156	255,653	2,278	(852)	257,079
Held-to-maturity	$5,723,434	$283,948	$(966)	$6,006,416	$5,293,918	$103,156	$(16,421)	$5,380,653
(1)The amortized cost balance at September 30, 2020 in the table above excludes an allowance for credit losses on investment securities held-to-maturity of $306 thousand.
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

Loans and Leases
The following table provides the composition of loans and leases:

	At September 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$7,178,460	32.9	$5,313,989	26.5
Asset-based	892,820	4.1	1,049,978	5.2
Commercial real estate	6,317,752	28.9	5,959,969	29.7
Equipment financing	593,675	2.7	533,048	2.7
Residential	4,853,327	22.2	4,944,480	24.7
Home equity	1,852,319	8.5	1,998,631	10.0
Other consumer	177,740	0.8	219,266	1.1
Net deferred fees/costs and net premiums/discounts (1)	(14,070)	(0.1)	17,625	0.1
Total loans and leases	$21,852,023	100.0	$20,036,986	100.0
(1)The change in balances is primarily a result of deferred fees associated with PPP loan activity.
Total commercial non-mortgage and asset-based loans were $8.1 billion at September 30, 2020, an increase of $1.7 billion from December 31, 2019. The net increase is primarily related to PPP loan originations of $1.4 billion.
Commercial real estate loans were $6.3 billion at September 30, 2020, an increase of $357.8 million from December 31, 2019. The increase is a result of originations of $868.2 million, partially offset by loan payments.
Equipment financing was $593.7 million at September 30, 2020, an increase of $60.6 million from December 31, 2019. The increase is a result of originations of $192.4 million, partially offset by loan payments.
Residential loans were $4.9 billion at September 30, 2020, a decrease of $91.2 million from December 31, 2019. The net decrease is a result of higher prepayments, essentially offset by originations of $1.0 billion.
Total home equity and other consumer loans were $2.0 billion at September 30, 2020, a decrease of $187.8 million from December 31, 2019. The decrease is primarily due to continued net principal paydowns within the home equity lines.
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
COVID-19 Payment Modification Activities
The Company has accommodated over 2,500 customers impacted by COVID-19 through payment-related deferrals. As of September 30, 2020, loan balances associated with these modifications, in their deferral period, totaled approximately $482 million. This balance includes all loans associated with a customer relationship where at least one loan has been modified or is in process of modification. A significant portion of the loan balances associated with these modifications would not be considered a TDR based on the nature of the modification. Certain other modifications that would otherwise be considered a TDR are subject to TDR accounting relief through the CARES Act and Interagency Statement. Included in the $482 million are $283 million of loan balances associated with the CARES Act and Interagency Statement as discussed below. The Company continues to actively monitor customer relationships associated with these modified loans. The impact of these modifications is reflected in our allowance for credit losses on loans and leases.
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
As of September 30, 2020, loan balances, associated with loan modifications designated in connection with these relief provisions in their deferral period, totaled approximately $283 million. These modifications represent payment deferrals, generally three to six months in length. The decrease of $452 million from $735 million at June 30, 2020 is the result of borrowers exiting their payment deferral period. As of September 30, 2020, 97% of the loan balances that have exited their deferral period are contractually current. The Company will continue to evaluate the effectiveness of the loan modification program as the deferral periods end. For additional information on the accounting for loan modifications under Section 4013 of the CARES Act and the revised interagency statement refer to Note 1: Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements contained elsewhere in this report.
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

The following tables provide information for TDRs:

	Nine months ended September 30,
(In thousands)	2020	2019
Beginning balance	$237,438	$230,414
Additions	54,344	93,793
Paydowns/draws	(34,345)	(56,658)
Charge-offs	(10,847)	(16,655)
Transfers to OREO	(1,296)	(1,758)
Ending balance	$245,294	$249,136

(In thousands)	At September 30, 2020	At December 31, 2019
Accrual status	$143,544	$136,449
Non-accrual status	101,750	100,989
Total TDRs	$245,294	$237,438

Specific reserves for TDRs included in the balance of ACL on loans and leases	$17,092	$12,956
Additional funds committed to borrowers in TDR status	15,345	4,856
Overall, TDR balances increased $7.9 million at September 30, 2020 compared to December 31, 2019. Specific reserves for TDRs also increased from year end reflective of management’s current assessment of reserve requirements. Qualifying loan modifications in connection with Section 4013 of the CARES Act or Interagency Statements are excluded from TDR identification.
Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At September 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$1,088	0.02	$2,697	0.05
Commercial real estate	329	0.01	1,700	0.03
Equipment financing	2,733	0.46	5,785	1.09
Residential	9,291	0.19	13,598	0.28
Home equity	6,731	0.36	13,761	0.69
Other consumer	1,618	0.91	5,074	2.31
Loans and leases past due 30-89 days	21,790	0.10	42,615	0.21
Net deferred fees/costs and net premiums/discounts	9		92
Total loans and leases past due 30 days or more and accruing income	$21,799		$42,707
(1)Represents the principal balance of loans and leases past due 30 days or more and accruing income as a percentage of the outstanding principal balance within the comparable loan and lease category.
The balance of loans and leases past due 30 days or more and accruing income decreased $20.9 million at September 30, 2020 compared to December 31, 2019. The ratio of loans and leases past due 30 days or more and accruing income as a percentage of loans and leases decreased to 0.10% at September 30, 2020 as compared to 0.21% at December 31, 2019.

Non-performing Assets
The following table provides information regarding non-performing assets:

	At September 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$67,898	0.95	$59,360	1.12
Asset-based	3,789	0.42	139	0.01
Commercial real estate	8,784	0.14	11,554	0.19
Equipment financing	7,182	1.21	5,433	1.02
Residential	41,498	0.86	43,100	0.87
Home equity	32,806	1.77	30,130	1.51
Other consumer	679	0.38	1,190	0.54
Total non-accrual loans and leases	162,636	0.74	150,906	0.75
Net deferred fees/costs and net premiums/discounts	40		153
Amortized cost of non-accrual loans and leases (2)	$162,676		$151,059

Total non-accrual loans and leases	$162,636		$150,906
Foreclosed and repossessed assets:
Commercial non-mortgage	175		271
Residential and consumer	4,503		6,203
Total foreclosed and repossessed assets	4,678		6,474
Total non-performing assets	$167,314		$157,380
(1)Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.
(2)Includes non-accrual TDRs of $101.8 million at September 30, 2020 and $101.0 million at December 31, 2019.
Non-performing assets increased $9.9 million at September 30, 2020 compared to December 31, 2019. Overall non-performing assets as a percentage of total assets was 0.51% at September 30, 2020 as compared to 0.52% at December 31, 2019.
The following table provides detail of non-performing loan and lease activity:

	Nine months ended September 30,
(In thousands)	2020	2019
Beginning balance	$150,906	$154,750
Additions	107,750	100,427
Paydowns, net of draws	(44,958)	(28,855)
Charge-offs	(40,887)	(40,549)
Other (1)	(10,175)	(23,074)
Ending balance	$162,636	$162,699
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
The following table provides key asset quality ratios:

	At September 30, 2020	At December 31, 2019
Non-performing loans and leases as a percentage of loans and leases	0.74%	0.75%
Non-performing assets as a percentage of loans and leases plus other real estate owned (OREO)	0.77	0.79
Non-performing assets as a percentage of total assets	0.51	0.52
ACL on loans and leases as a percentage of non-performing loans and leases	227.39	138.56
ACL on loans and leases as a percentage of loans and leases	1.69	1.04
Net charge-offs as a percentage of average loans and leases (1)	0.22	0.21
Ratio of ACL on loans and leases to net charge-offs (1)	7.77x	5.09x
(1)Calculated for the September 30, 2020 period based on the year-to-date net charge-offs, annualized.
The ratios as calculated above, include the impact of PPP loans totaling $1.4 billion for which there was no allowance for credit losses recorded at September 30, 2020.
The economic environment and uncertainty related to the pandemic could result in severe deterioration of asset quality, particularly in sectors disproportionately impacted from COVID-19 and the related economic slowdown, such as retail, transportation, leisure, construction, restaurants, hotels, and oil. At September 30, 2020, commercial loans with exposure to these sectors totaled $2.4 billion, or approximately 11.0% of total loans.
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
Management monitors potential problem loans and leases due to a higher degree of risk associated with those loans and leases. The current expectation of lifetime losses is included in the ACL on loans and leases, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $311.5 million at September 30, 2020 compared to $216.7 million at December 31, 2019.

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
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on the commercial and consumer portfolios and expected losses are determined using a Probability of Default/Loss Given Default/Exposure at Default (PD/LGD/EAD) framework. Expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the current exposure of a loan at default. Summing the product across loans and across time yields the lifetime expected credit losses for a given portfolio. The Company’s PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, and credit risk ratings. The Company’s models incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis to its historical loss rates, evaluated over the historical observation period, for the remaining life of the loans and leases. The calculation of exposure at default follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses and principal paydown (PPD). PPD is the combination of contractual repayment and prepayment. A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics which are not reflected or captured in the quantitative models but are likely to impact the measurement of estimated credit losses.

Macroeconomic variables are used as inputs to the loss models and are selected based on the correlation of the variables to credit losses for each class of financing receivable as follows: the commercial model uses unemployment, gross domestic product (GDP), and retail sales; the residential model uses the Case Shiller Home Price Index; home equity loan and line of credit models use interest rate spreads between U.S. Treasuries and corporate bonds and the home equity loan model also uses the Federal Housing Finance Agency (FHFA) home price index; personal loan and credit line models use the Case Shiller and FHFA home price indices. Forecasted economic scenarios are sourced from a third party. Data from the baseline forecast scenario is used as the input to the modeled loss calculation.
Changes in forecasts of macroeconomic variables will impact expectations of lifetime credit losses calculated by the loss models. However, the impact of changes in macroeconomic forecasts may be different for each portfolio and will reflect the credit quality and nature of the underlying assets at that time. To further refine the expected loss estimate, qualitative factors are applied in the loss calculation, including credit concentration, credit quality trends, the quality of internal loan reviews, the nature and volume of portfolio growth, staffing levels, underwriting exceptions, and economic considerations not reflected in the base loss model. Management may apply additional qualitative adjustments to reflect their assessment of other relevant facts and circumstances that impact expected credit losses.
These economic and qualitative inputs are used to forecast expected losses over a reasonable and supportable forecast period. The Company uses a 2-year reasonable and supportable forecast period, after which, loss rates revert to historical loss rates on a linear basis over a 1-year period. Historical loss rates are based on approximately 10 years of recently available data and are updated annually.
In addition to the above considerations, the collective assessment calculation includes expectations of prepayments and expected recoveries. Extensions, renewals, and modifications are not included in the collective assessment; however, if there is a reasonable expectation of a TDR, the loan is removed from the collective assessment pool and is individually assessed.

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
A fair value shortfall relative to the amortized cost balance is reflected as an impairment reserve within the ACL on loans and leases. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases. Any individually assessed loan for which no specific valuation allowance was necessary at September 30, 2020 and December 31, 2019 is the result of either sufficient cash flow or sufficient collateral coverage relative to the amortized cost. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses.
The ACL on loans and leases represents the total of estimated losses calculated through collective and individual assessments. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems. While actual future conditions and losses realized may vary significantly from present judgments and assumptions, management believes the ACL on loans and leases is adequate as of September 30, 2020.
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
At September 30, 2020 the ACL on loans and leases was $369.8 million compared to $209.1 million at December 31, 2019. The increase of $160.7 million in the reserve at September 30, 2020 compared to December 31, 2019 is primarily due to the adoption of CECL and the impact of COVID-19. ACL on loans and leases as a percentage of loans and leases, also known as the reserve coverage, increased to 1.69% at September 30, 2020 from 1.04% at December 31, 2019, reflecting lifetime credit losses under CECL and the impact of COVID-19. ACL on loans and leases as a percentage of non-performing loans and leases increased to 227.39% at September 30, 2020 from 138.56% at December 31, 2019.
For information on the impact of adoption of the CECL model, refer to Note 1: Summary of Significant Accounting Policies in the notes to the Condensed Consolidated Financial Statements contained elsewhere in this report.

The following table provides a portfolio segment allocation of the ACL on loans and leases:

	At September 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount (1)	% (1) (2)	Amount (1)	% (1) (2)
Commercial portfolio	$311,669	2.09	$161,669	1.26
Consumer portfolio	58,142	0.84	47,427	0.66
Total ACL on loans and leases	$369,811	1.69	$209,096	1.04
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
The following table provides detail of activity in the ACL on loans and leases:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$358,522	$211,671	$209,096	$212,353
Adoption of ASU No. 2016-13 (CECL)	—	—	57,568	—
Provision (1)	22,753	11,300	138,841	31,800
Charge-offs:
Commercial non-mortgage	(12,037)	(11,255)	(32,203)	(24,106)
Asset-based	(10)	—	(10)	—
Commercial real estate	(1,399)	(32)	(1,429)	(3,478)
Equipment financing	(48)	(36)	(720)	(679)
Residential	(546)	(872)	(2,251)	(3,277)
Home equity	(203)	(1,061)	(1,554)	(3,525)
Other consumer	(1,514)	(2,704)	(5,825)	(8,311)
Total charge-offs	(15,757)	(15,960)	(43,992)	(43,376)
Recoveries:
Commercial non-mortgage	1,978	124	2,736	1,135
Asset-based	—	—	13	229
Commercial real estate	47	3	52	42
Equipment financing	—	49	71	71
Residential	521	356	839	829
Home equity	1,080	988	2,935	3,818
Other consumer	667	621	1,652	2,251
Total recoveries	4,293	2,141	8,298	8,375
Net charge-offs	(11,464)	(13,819)	(35,694)	(35,001)
Ending balance	$369,811	$209,152	$369,811	$209,152
(1)The Company adopted the new accounting standard for credit losses on January 1, 2020. For periods subsequent to adoption ACL on loans and leases is calculated under the CECL methodology. The prior periods allowance balances and provision amount follows applicable GAAP for those periods.
The following table provides a summary of net charge-offs/(recoveries) to average loans and leases by portfolio segment:

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial portfolio	$11,469	0.31	$11,147	0.36	$31,490	0.30	$26,786	0.30
Consumer portfolio	(5)	—	2,672	0.15	4,204	0.08	8,215	0.16
Net charge-offs	$11,464	0.21	$13,819	0.28	$35,694	0.22	$35,001	0.25
(1)Net charge-offs to average loans and leases, percentage calculated based on period-to-date activity, annualized.
Net charge-offs increased $0.7 million for the nine months ended September 30, 2020 as compared to the same period in 2019. Increases in the commercial portfolio were mostly offset with decreases in the consumer portfolio, highlighted by net recoveries of $0.9 million for home equity during the three months ended September 30, 2020.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB of Boston is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB Boston capital stock of $29.6 million at September 30, 2020 compared to $89.3 million at December 31, 2019 for its membership and for outstanding advances and other extensions of credit. On August 4, 2020, the FHLB paid a quarterly cash dividend equal to an annual yield of 4.12%.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. Webster Bank held $60.0 million and $59.8 million of FRB capital stock at September 30, 2020 and December 31, 2019, respectively. On June 30, 2020, the FRB paid a semi-annual dividend equal to an annual yield of 0.832%.
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
Total deposits were $26.9 billion at September 30, 2020 compared to $23.3 billion at December 31, 2019. The increase is predominately related to an increase in transactional accounts of $3.6 billion, primarily due to customer PPP loan funding pending utilization and other stimulus effects, and HSAs increased $560.1 million due to account and balance growth. See Note 8: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. Borrowings primarily consist of FHLB advances which are utilized as a source of funding for liquidity and interest rate risk management purposes. At September 30, 2020 and December 31, 2019, FHLB advances totaled $0.4 billion and $1.9 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $4.5 billion and $2.9 billion at September 30, 2020 and December 31, 2019, respectively. The Bank also had additional borrowing capacity at the FRB of approximately $1.3 billion and $0.9 billion at September 30, 2020 and December 31, 2019, respectively. Unpledged investment securities of $4.7 billion at September 30, 2020 could have been used to increase borrowing capacity by approximately $4.4 billion at the FHLB or $4.5 billion at the FRB, or alternatively, could have been used for collateral on borrowings such as repurchase agreements.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future are also utilized as a source of funding. Webster Bank may also utilize term and overnight Fed funds to meet short-term liquidity needs. At September 30, 2020 and December 31, 2019, collectively these borrowings totaled $1.3 billion and $1.0 billion, respectively.
Long-term debt, which consists of senior fixed-rate notes maturing in 2024 and 2029, and junior subordinated notes maturing in 2033 totaled $0.6 billion and $0.5 billion at September 30, 2020 and December 31, 2019, respectively. The Company terminated the receive fixed/pay floating swaps on $0.3 billion of senior fixed-rate notes in March 2020.
Total borrowed funds were $2.3 billion at September 30, 2020 compared to $3.5 billion at December 31, 2019. Borrowings represented 7.0% and 11.6% of total assets at September 30, 2020 and December 31, 2019, respectively. The decrease is due to deposit growth exceeding loan and securities growth. For additional information, see Note 9: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

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
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank did not pay a dividend to the Holding Company during the nine months ended September 30, 2020. To a lesser extent, public offerings, investment income, and net proceeds from investment sales may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and junior subordinated debt, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2019 Form 10-K. At September 30, 2020, $315.3 million of retained earnings are available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $123.4 million of remaining repurchase authority at September 30, 2020. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the nine months ended September 30, 2020, a total of 2,182,977 shares of common stock were repurchased for approximately $79.9 million, of which 2,104,195 shares were purchased under the common stock repurchase program at a cost of approximately $76.6 million, and 78,782 shares were purchased, at market prices, for a cost of approximately $3.4 million, relating to stock compensation plan activity. Given the current economic environment, the Company does not expect to continue repurchases under the common stock repurchase program until further notice.
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
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan funding. Including time deposits, Webster Bank had a loan to total deposit ratio of 81.2% and 85.9% at September 30, 2020 and December 31, 2019, respectively, well positioned within the northeast region and the Company's peer group.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of September 30, 2020. Webster Bank's latest OCC Community Reinvestment Act (CRA) rating was Outstanding. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to a minimum tangible capital requirement. As of September 30, 2020, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. See Note 11: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to the Holding Company and Webster Bank.
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
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on net interest income over a twelve month period, starting September 30, 2020 and December 31, 2019 for each subsequent twelve month period as compared to NII assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
September 30, 2020	n/a	n/a	1.9%	4.5%
December 31, 2019	n/a	(4.7)%	2.7%	4.8%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on PPNR over a twelve month period, starting September 30, 2020 and December 31, 2019 for each subsequent twelve month period as compared to PPNR assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
September 30, 2020	n/a	n/a	3.4%	8.2%
December 31, 2019	n/a	(7.7)%	4.1%	7.1%
Interest rates are assumed to change up or down in a parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of September 30, 2020 and December 31, 2019 assumed a Fed Funds rate of 0.25% and 1.75%, respectively. Asset sensitivity for both NII and PPNR was lower as of September 30, 2020 when compared to December 31, 2019, for the majority of scenarios. This lower asset sensitivity is primarily due to the reduction of the short-term market rates since December 31, 2019 which resulted in approximately $2.7 billion in loans at their floors as of September 30, 2020. When interest rates start to rise, not all of these loans will immediately lift off their floors. Due to the lower rate environment as of September 30, 2020 we do not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were modeled as of December 31, 2019.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on NII for the subsequent twelve month period starting September 30, 2020 and December 31, 2019:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2020	n/a	n/a	0.5%	1.6%	n/a	(1.4)%	1.3%	2.7%
December 31, 2019	(5.1)%	(2.5)%	1.0%	2.1%	(4.7)%	(2.2)%	1.7%	2.9%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on PPNR for the subsequent twelve month period starting September 30, 2020 and December 31, 2019:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2020	n/a	n/a	0.5%	2.2%	n/a	(2.9)%	2.8%	5.6%
December 31, 2019	(7.9)%	(3.8)%	1.1%	2.4%	(8.1)%	(3.9)%	3.0%	5.1%
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
Sensitivity to the short end of the yield curve for NII and PPNR decreased as of September 30, 2020 when compared to December 31, 2019 due to floors on loans. As rates rise, not all loans will immediately lift off their floors. NII and PPNR were more sensitive to changes in the long end of the yield curve as of September 30, 2020 when compared to December 31, 2019 due to increased forecast prepayment speeds resulting from decreases in the long end of the yield curve which shortens asset duration for MBS and residential mortgages. Due to the lower rate environment as of September 30, 2020 we do not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were modeled as of December 31, 2019.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at September 30, 2020 and December 31, 2019 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 bp	+100 bp
September 30, 2020
Assets	$32,994,443	$32,994,595	n/a	$(727,899)
Liabilities	29,774,753	29,974,138	n/a	(1,047,135)
Net	$3,219,690	$3,020,457	n/a	$319,236
Net change as % base net economic value			n/a	10.6%

December 31, 2019
Assets	$30,389,344	$29,984,052	$598,578	$(720,572)
Liabilities	27,181,574	26,226,758	839,154	(708,815)
Net	$3,207,770	$3,757,294	$(240,576)	$(11,757)
Net change as % base net economic value			(6.4)%	(0.3)%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.5 years at September 30, 2020 and negative 0.8 years at December 31, 2019. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. As of September 30, 2020, long-term rates have fallen by over 100 basis points when compared to December 31, 2019. This lower starting point shortens asset duration by increasing residential loan and MBS prepayment speeds.
These estimates assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. The earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at September 30, 2020 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to take additional action in the event that interest rates do change rapidly.
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

Use of Estimates
Economic, strategic, and market assumptions are key factors in developing estimates. Declining economic activity and volatile market conditions related to COVID-19, as well as the potential impact of our strategic initiatives, could impact our accounting estimates, particularly those described below. Actual results could differ significantly from our assumptions resulting in material changes for impacted accounting estimates in future periods.
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
Deferred tax assets. As of September 30, 2020, we had $68.1 million of DTAs attributable to state and local tax net operating loss (NOL) and credit carryforwards available to offset taxable income and reduce our income taxes payable in future periods. The NOL and credit carryforwards are subject to expiration if they are not used within certain periods and our $38.2 million valuation allowance represents the portion of the $68.1 million that has been estimated to expire unused between the years 2025 and 2031. Of the $29.9 million of net DTAs, (net of the $38.2 million valuation allowance), $5.9 million is subject to expiration over the next four years, including $5.8 million in 2024, and $24.0 million is subject to expiration between 2025 and 2032. We regularly assess all available positive and negative evidence to determine the appropriate level of our valuation allowance. To help determine whether the level of our valuation allowance is appropriate we must forecast our expected future results of operations. The continued economic decline and market volatility as a result of COVID-19 has increased the uncertainty inherent in such expectations, and in the realizability of our DTAs. At this time, we consider it more-likely-than-not that we will generate sufficient taxable income in future periods to realize our net DTAs. However, it is possible that some or all of our NOL or credit carryforwards could expire unused if the economic decline were to be prolonged and negatively affect our current expectation that sufficient taxable income will more-likely-than-not be generated in future periods over the longer term. Or, as a result of market conditions and interest-rate forecasts, it is possible we could utilize more NOL or credit carryforwards and realize more net DTAs than has been estimated. If we were to conclude that a significant portion of our net DTAs is not more-likely-than-not to be realized, the associated valuation allowance would increase, the recognition of which may have a material adverse effect on our financial position and results of operations.
Goodwill. The net carrying amount of goodwill at September 30, 2020 was $538.4 million, comprised of $516.6 million in Community Banking and $21.8 million in HSA Bank. We evaluate goodwill for impairment at least annually, but more frequently when there are indications that the fair value of a reporting unit is below its carrying value. We have assessed whether current circumstances indicate that the fair value of any of our reporting units is less than carrying value as of September 30, 2020. Our assessment considered current macro-economic conditions, fiscal and monetary policy actions taken to stabilize the economy, industry and market developments, expected future cash flows of the reporting units, forecasted growth rates, performance of the Company's stock, and other relevant considerations. Based on our assessment, it is more likely than not that the fair value of each reporting unit exceeds its carrying value. This assessment included assumptions that are rapidly changing and are increasingly difficult to predict due to the pandemic. Our next annual goodwill impairment evaluation will be performed as of November 30, 2020. A significant decline in our expected future cash flows, a continuing period of market disruption, market capitalization to book value deterioration, or slower growth rates could require us to record a goodwill impairment charge which may have a material adverse effect on our results of operations.
Right-of-use (ROU) lease assets. For leases where we are the lessee, an ROU lease asset is recorded within property, plant and equipment on the consolidated balance sheet. As of September 30, 2020, ROU lease assets were $146.6 million and represent the present value of future minimum lease payments adjusted for the effect of uneven lease payments. ROU lease assets are tested for impairment when circumstances indicate that the carrying amount may not be recoverable. Our ROU lease assets primarily represent real estate including retail banking center locations and office space. If the impact of COVID-19 continues to cause any of those locations to be underutilized over an extended period of time, we may be required to write-down the carrying value. Recording an impairment of these assets may have a material adverse effect on our results of operations and, to a lesser effect, regulatory capital ratios.
Investments in equity securities. Our equity investments include tax credit finance investments, Small Business Investment Companies, and other strategic direct investments. As of September 30, 2020, equity investments represented $70.5 million recorded within accrued interest receivable and other assets on the consolidated balance sheet. Equity investments are subject to various impairment standards depending on the nature of the investment. If our equity investments experience significant losses or we are otherwise required to record an impairment to these investments, there may be a material adverse effect on our financial position, results of operations, and, to a lesser effect, regulatory capital ratios.

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
Supervision and Regulation
The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in both the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the supplemental disclosure related thereto contained its Quarterly Reports on Form 10-Q filed since then.
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
Federal Reserve Programs and Other Recent Initiatives
Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of the MSLP to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through five facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, the Main Street Expanded Loan Facility, the Nonprofit Organization New Loan Facility, and the Nonprofit Organization Expanded Loan Facility. FRB Boston maintains the necessary legal forms and agreements for eligible borrowers and lenders to participate in these facilities, and is working to refine the MSLP’s operational infrastructure and facilities. The Bank has registered as a lender under the MSLP and continues to monitor developments related thereto.
Temporary Regulatory Capital Relief related to Impact of CECL. Concurrent with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. On August 26, 2020, the federal banking agencies issued a final rule confirming the relief provided under the interim final rule and expanding the pool of eligible institutions to include any institution that adopts CECL in 2020. The Company has elected this capital relief and delayed the regulatory capital impact of adopting CECL during the first quarter of 2020. As a result, capital ratios and amounts as of September 30, 2020 exclude the impact of the increased allowance for credit losses on loans, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of CECL, adjusted for an approximation of the after-tax provision for credit losses attributable to CECL relative to the incurred loss methodology during the deferral period.
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
Modification of the Volcker Rule. Also on June 25, 2020, the Federal Reserve, along with the Commodity Futures Trading Commission, FDIC, the Office of the Comptroller of the Currency, and the SEC issued a final rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds, commonly known as covered funds. The Volcker Rule generally prohibits banking entities from engaging in proprietary trading and from acquiring or retaining ownership interests in, sponsoring or having certain relationships with a hedge fund or private equity fund. The final rule modifies three areas of the Volcker Rule by: (i) streamlining the covered funds portion of the rule; (ii) addressing the extraterritorial treatment of certain foreign funds; and (iii) permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The new rule became effective October 1, 2020. The Company and Webster Bank do not anticipate any material impact from the modified Volcker Rule at this time.

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$181,524	$185,341
Interest-bearing deposits	60,276	72,554
Investment securities available-for-sale, at fair value	3,304,217	2,925,833
Investment securities held-to-maturity (fair value of $6,006,416 and $5,380,653)	5,723,434	5,293,918
Allowance for credit losses on investment securities held-to-maturity	(306)	—
Investment securities held-to-maturity, net	5,723,128	5,293,918
Federal Home Loan Bank and Federal Reserve Bank stock	89,611	149,046
Loans held for sale (valued under fair value option $29,018 and $35,750)	29,018	36,053
Loans and leases	21,852,023	20,036,986
Allowance for credit losses on loans and leases	(369,811)	(209,096)
Loans and leases, net	21,482,212	19,827,890
Deferred tax assets, net	76,695	61,975
Premises and equipment, net	250,535	270,413
Goodwill	538,373	538,373
Other intangible assets, net	23,529	21,917
Cash surrender value of life insurance policies	561,021	550,651
Accrued interest receivable and other assets	674,304	455,380
Total assets	$32,994,443	$30,389,344
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$6,136,814	$4,446,463
Interest-bearing	20,783,739	18,878,283
Total deposits	26,920,553	23,324,746
Securities sold under agreements to repurchase and other borrowings	1,301,822	1,040,431
Federal Home Loan Bank advances	433,243	1,948,476
Long-term debt	568,846	540,364
Operating lease liabilities	165,211	174,396
Accrued expenses and other liabilities	385,078	153,161
Total liabilities	29,774,753	27,181,574
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $0.01 par value; Authorized - 200,000,0000 shares:
Issued (93,686,311 shares)	937	937
Paid-in capital	1,106,473	1,113,250
Retained earnings	2,055,620	2,061,352
Treasury stock, at cost (3,482,493 and 1,659,749 shares)	(140,414)	(76,734)
Accumulated other comprehensive income (loss), net of tax	52,037	(36,072)
Total shareholders' equity	3,219,690	3,207,770
Total liabilities and shareholders' equity	$32,994,443	$30,389,344
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Interest Income:
Interest and fees on loans and leases	$188,001	$236,453	$600,709	$701,166
Taxable interest and dividends on investments	45,549	52,046	148,240	154,556
Non-taxable interest on investment securities	5,460	5,471	16,447	16,402
Loans held for sale	229	166	588	459
Total interest income	239,239	294,136	765,984	872,583
Interest Expense:
Deposits	12,598	34,214	59,246	97,991
Securities sold under agreements to repurchase and other borrowings	608	6,571	5,318	13,227
Federal Home Loan Bank advances	2,528	6,910	13,145	22,467
Long-term debt	4,249	5,902	13,811	15,021
Total interest expense	19,983	53,597	91,520	148,706
Net interest income	219,256	240,539	674,464	723,877
Provision for credit losses	22,750	11,300	138,750	31,800
Net interest income after provision for credit losses	196,506	229,239	535,714	692,077
Non-interest Income:
Deposit service fees	39,278	41,410	117,687	127,552
Loan and lease related fees	6,568	8,246	20,032	22,623
Wealth and investment services	8,255	8,496	24,096	24,456
Mortgage banking activities	7,087	2,133	14,185	3,829
Increase in cash surrender value of life insurance policies	3,695	3,708	10,899	10,942
Gain on sale of investment securities, net	—	—	8	—
Other income	10,177	5,938	21,607	24,994
Total non-interest income	75,060	69,931	208,514	214,396
Non-interest Expense:
Compensation and benefits	104,019	98,623	305,637	294,935
Occupancy	14,275	14,087	43,005	42,802
Technology and equipment	27,846	26,180	83,151	77,644
Intangible assets amortization	1,089	961	3,013	2,885
Marketing	3,852	4,758	10,640	12,329
Professional and outside services	9,223	5,024	21,044	16,706
Deposit insurance	4,204	4,409	13,944	13,292
Other expense	19,488	25,852	58,982	75,627
Total non-interest expense	183,996	179,894	539,416	536,220
Income before income tax expense	87,570	119,276	204,812	370,253
Income tax expense	18,289	25,411	44,235	78,003
Net income	69,281	93,865	160,577	292,250
Preferred stock dividends and other	(2,391)	(2,423)	(6,819)	(7,331)
Earnings applicable to common shareholders	$66,890	$91,442	$153,758	$284,919

Earnings per common share:
Basic	$0.75	$1.00	$1.71	$3.11
Diluted	0.75	1.00	1.70	3.10
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Net income	$69,281	$93,865	$160,577	$292,250
Other comprehensive income, net of tax:
Investment securities available-for-sale	11,766	24,304	57,991	86,272
Derivative instruments	(1,912)	3,603	27,921	3,985
Defined benefit pension and other postretirement benefit plans	738	1,049	2,197	3,161
Other comprehensive income, net of tax	10,592	28,956	88,109	93,418
Comprehensive income	$79,873	$122,821	$248,686	$385,668
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended September 30, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at June 30, 2020	$145,037	$937	$1,103,756	$2,024,487	$(140,883)	$41,445	$3,174,779
Cumulative effect of changes in accounting principles	—	—	—	—	—	—	—
Net income	—	—	—	69,281	—	—	69,281
Other comprehensive income, net of tax	—	—	—	—	—	10,592	10,592
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,180)	—	—	(36,180)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Stock-based compensation	—	—	2,717	—	625	—	3,342
Exercise of stock options	—	—	—	—	—	—	—
Common shares acquired from stock compensation plan activity	—	—	—	—	(156)	—	(156)
Common stock repurchase program	—	—	—	—	—	—	—
Balance at September 30, 2020	$145,037	$937	$1,106,473	$2,055,620	$(140,414)	$52,037	$3,219,690

	At or for the three months ended September 30, 2019
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at June 30, 2019	$145,037	$937	$1,113,893	$1,955,933	$(84,393)	$(66,190)	$3,065,217
Cumulative effect of changes in accounting principles	—	—	—	—	—	—	—
Net income	—	—	—	93,865	—	—	93,865
Other comprehensive income, net of tax	—	—	—	—	—	28,956	28,956
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,900)	—	—	(36,900)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Stock-based compensation	—	—	1,311	—	1,957	—	3,268
Exercise of stock options	—	—	—	—	—	—	—
Common shares acquired from stock compensation plan activity	—	—	—	—	(44)	—	(44)
Common stock repurchase program	—	—	—	—	—	—	—
Balance at September 30, 2019	$145,037	$937	$1,115,204	$2,010,930	$(82,480)	$(37,234)	$3,152,394

	At or for the nine months ended September 30, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2019	$145,037	$937	$1,113,250	$2,061,352	$(76,734)	$(36,072)	$3,207,770
Cumulative effect of changes in accounting principles	—	—	—	(51,213)	—	—	(51,213)
Net income	—	—	—	160,577	—	—	160,577
Other comprehensive income, net of tax	—	—	—	—	—	88,109	88,109
Common stock dividends/equivalents $1.20 per share	—	—	—	(109,190)	—	—	(109,190)
Series F preferred stock dividends $984.375 per share	—	—	—	(5,906)	—	—	(5,906)
Stock-based compensation	—	—	(6,672)	—	16,028	—	9,356
Exercise of stock options	—	—	(105)	—	223	—	118
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,375)	—	(3,375)
Common stock repurchase program	—	—	—	—	(76,556)	—	(76,556)
Balance at September 30, 2020	$145,037	$937	$1,106,473	$2,055,620	$(140,414)	$52,037	$3,219,690

	At or for the nine months ended September 30, 2019
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2018	$145,037	$937	$1,114,394	$1,828,303	$(71,504)	$(130,652)	$2,886,515
Cumulative effect of changes in accounting principles	—	—	—	(515)	—	—	(515)
Net income	—	—	—	292,250	—	—	292,250
Other comprehensive income, net of tax	—	—	—	—	—	93,418	93,418
Common stock dividends/equivalents $1.13 per share	—	—	—	(104,381)	—	—	(104,381)
Series F preferred stock dividends $984.375 per share	—	—	—	(5,906)	—	—	(5,906)
Stock-based compensation	—	—	2,839	1,179	5,666	—	9,684
Exercise of stock options	—	—	(2,029)	—	2,650	—	621
Common shares acquired from stock compensation plan activity	—	—	—	—	(6,289)	—	(6,289)
Common stock repurchase program	—	—	—	—	(13,003)	—	(13,003)
Balance at September 30, 2019	$145,037	$937	$1,115,204	$2,010,930	$(82,480)	$(37,234)	$3,152,394
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2020	2019
Operating Activities:
Net income	$160,577	$292,250
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	138,750	31,800
Deferred tax (benefit) expense	(29,976)	3,647
Depreciation and amortization	27,448	28,159
Amortization of premiums/discounts, net	47,178	36,667
Stock-based compensation	9,356	9,684
Gain on sale, net of write-down, on foreclosed and repossessed assets	(1,073)	(827)
Loss on sale/write-down on premises and equipment	184	1,213
Gain on the sale of investment securities, net	(8)	—
Increase in cash surrender value of life insurance policies	(10,899)	(10,942)
Gain from life insurance policies	(352)	(4,626)
Mortgage banking activities	(14,185)	(3,829)
Proceeds from sale of loans held for sale	342,747	129,700
Origination of loans held for sale	(324,319)	(146,746)
Net change in right-of-use lease assets	8,634	(4,274)
Net increase in derivative contract assets net of liabilities	(172,647)	(164,977)
Net decrease (increase) in accrued interest receivable and other assets	23,353	(25,803)
Net decrease in accrued expenses and other liabilities	(43,272)	(39,033)
Net cash provided by operating activities	161,496	132,063
Investing Activities:
Purchases of available-for-sale investment securities	(586,228)	(351,091)
Proceeds from available-for-sale investment securities maturities/principle repayments	422,572	394,369
Proceeds from sales of available for sale investment securities	8,963	—
Purchases of held-to-maturity investment securities	(1,005,535)	(1,289,977)
Proceeds from held-to-maturity investment securities maturities/principle repayments	655,521	400,779
Net proceeds from Federal Home Loan Bank stock	59,435	32,302
Alternative investments capital call, net	(7,423)	(4,040)
Net increase in loans	(1,869,715)	(1,147,426)
Proceeds from loans not originated for sale	6,414	20,542
Proceeds from life insurance policies	1,625	9,193
Proceeds from the sale of foreclosed and repossessed assets	8,047	10,901
Proceeds from the sale of premises and equipment	641	—
Additions to premises and equipment	(14,016)	(18,771)
Net cash used for investing activities	(2,319,699)	(1,943,219)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2020	2019
Financing Activities:
Net increase in deposits	3,590,551	1,421,819
Proceeds from Federal Home Loan Bank advances	3,775,000	5,725,000
Repayments of Federal Home Loan Bank advances	(5,290,233)	(6,158,959)
Net increase in securities sold under agreements to repurchase and other borrowings	261,391	628,818
Issuance of long-term debt	—	300,000
Debt issuance costs	—	(3,642)
Dividends paid to common shareholders	(108,882)	(103,971)
Dividends paid to preferred shareholders	(5,906)	(5,906)
Exercise of stock options	118	621
Common stock repurchase program	(76,556)	(13,003)
Common shares purchased related to stock compensation plan activity	(3,375)	(6,289)
Net cash provided by financing activities	2,142,108	1,784,488
Net decrease in cash and cash equivalents	(16,095)	(26,668)
Cash and cash equivalents at beginning of period	257,895	329,499
Cash and cash equivalents at end of period	$241,800	$302,831

Supplemental disclosure of cash flow information:
Interest paid	$103,550	$151,859
Income taxes paid	77,376	90,574
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$5,178	$7,224
Transfer of loans from loans and leases to loans-held-for-sale	5,805	15,968
Deposits assumed	4,657	—
Right-of-use lease assets recorded upon ASU adoption	—	157,234
Lessee operating lease liabilities recorded upon ASU adoption	—	178,208

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Allowance for credit losses on loans and leases. Under CECL the Company determines its allowance for credit losses on loans and leases collectively, using pools of assets with similar risk characteristics. Loans that no longer match the risk profile of the pool are individually assessed for credit losses. Collective assessments are performed based on two portfolio segments, commercial loans and leases, and consumer loans. Expected losses within the commercial and consumer portfolios are collectively assessed using PD/LGD/EAD framework based on the portfolio or class of financing receivable.
The Company’s lifetime credit loss models are based on historical data and incorporate forecasts of macroeconomic variables, qualitative factors, expected prepayments and recoveries.
Macroeconomic variables are selected based on the correlation of the variables to credit losses for each class of financing receivable as follows: the commercial model uses unemployment, gross domestic product (GDP), and retail sales; the residential model uses the Case Shiller Home Price Index; home equity loan and line of credit models use interest rate spreads between U.S. Treasuries and corporate bonds and the home equity loan model also uses the Federal Housing Finance Agency (FHFA) home price index; personal loan and credit line models use the Case Shiller and FHFA home price indices. Forecasted economic scenarios are sourced from a third party. Data from the baseline forecast scenario is used in the modeled loss calculation. Qualitative factors are applied to further refine the expected loss calculation for each portfolio considering factors such as credit concentration, credit quality trends, the quality of internal loan reviews, the nature and volume of portfolio growth, staffing levels, underwriting exceptions, and economic considerations not reflected in the base loss model. Other qualitative adjustments may be applied for relevant facts and circumstances expected to impact credit losses.
A two year reasonable and supportable forecast period is used for all loan and lease portfolios, subsequently, the expected loss models revert to historical loss rates on a linear basis over a one year period. Historical loss rates are based on approximately 10 years of recently available data and are updated annually.
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

Allowance for credit losses on investment securities held-to-maturity. Held-to-maturity debt securities follow the CECL accounting model. Expected losses are calculated on a pooled basis using statistical models which include forecasted scenarios of future economic conditions. The forecasts revert to long-run loss rates implicitly through the economic scenario, generally over three years. If the risk of a held-to-maturity debt security no longer matches the collective assessment pool, it is removed and individually assessed for credit deterioration. A zero credit loss assumption is maintained for U.S. Treasuries and agency-backed securities in both the held-to-maturity and available-for-sale portfolios. The zero loss assumption is re-considered on a quarterly basis to ensure it is still appropriate.
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
Accounting Standards Issued But Not Yet Adopted
The following new accounting guidance, applicable to the Company, has been issued by the Financial Accounting Standards Board (FASB) but is pending adoption:
ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.
The Update provides simplification to the accounting for income taxes related to a variety of topics and makes minor codification improvements. Changes include a requirement that the effects of an enacted change in tax law be reflected in the computation of the annual effective tax rate in the first interim period that includes the enactment date of the new legislation and clarification on presentation of non-income based taxes.
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
At September 30, 2020 and December 31, 2019, the aggregate carrying value of the Company's tax credit-finance investments was $38.5 million and $42.5 million, respectively, which represents the Company's maximum exposure to loss. At September 30, 2020 and December 31, 2019, unfunded commitments have been recognized, totaling $14.2 million and $15.1 million, respectively, and are included in accrued expenses and other liabilities on the consolidated balance sheet.
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
At September 30, 2020 and December 31, 2019, the aggregate carrying value of the Company's other non-marketable investments in VIEs was $28.4 million and $21.8 million, respectively, and the total exposure of the Company's other non-marketable investments in VIEs, including unfunded commitments, was $70.5 million and $64.2 million, respectively. Refer to Note 14: Fair Value Measurements for additional information.
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

Note 3: Investment Securities
Held-to-Maturity Securities
A summary of the amortized cost, fair value, and allowance for credit losses on investment securities held-to-maturity is presented below:

	At September 30, 2020
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance (2)	Net Carrying Value
Agency CMO	$116,020	$2,743	$(261)	$118,502	$—	$116,020
Agency MBS	2,595,711	155,221	(106)	2,750,826	—	2,595,711
Agency CMBS	2,033,826	63,401	(599)	2,096,628	—	2,033,826
Municipal bonds and notes	750,847	53,457	—	804,304	306	750,541
CMBS	227,030	9,126	—	236,156	—	227,030
Held-to-maturity securities	$5,723,434	$283,948	$(966)	$6,006,416	$306	$5,723,128

	At December 31, 2019
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance (2)	Net Carrying Value
Agency CMO	$167,443	$1,123	$(1,200)	$167,366	$—	$167,443
Agency MBS	2,957,900	60,602	(8,733)	3,009,769	—	2,957,900
Agency CMBS	1,172,491	6,444	(5,615)	1,173,320	—	1,172,491
Municipal bonds and notes	740,431	32,709	(21)	773,119	—	740,431
CMBS	255,653	2,278	(852)	257,079	—	255,653
Held-to-maturity securities	$5,293,918	$103,156	$(16,421)	$5,380,653	$—	$5,293,918

(1)Amortized cost excludes accrued interest receivable of $18.5 million and $21.8 million at September 30, 2020 and December 31, 2019, respectively, which is included in accrued interest and other assets in the consolidated balance sheet.
(2)The Company adopted the new accounting standard for credit losses on January 1, 2020. For periods subsequent to adoption Allowance is calculated under the CECL methodology and the resulting provision includes expected credit losses on held-to-maturity securities. The prior period did not have an allowance under applicable GAAP for that period.
Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed and therefore, assumed to be zero loss. Securities with unrealized losses and no allowance are considered to be of high credit quality, and therefore, no credit loss as of September 30, 2020. The current unrealized loss position of certain agency securities and non-agency CMBS with no credit loss allowance can be attributed to the changing interest rate environment. An allowance for credit losses on investment securities held-to-maturity of $397 thousand was recorded for certain Municipal bonds and notes to account for expected lifetime credit loss upon adoption of the new accounting standard for credit losses. Expected lifetime credit loss on investment securities held-to-maturity is primarily attributed to securities not rated.
The following table summarizes the activity in the allowance for credit losses on investment securities held-to-maturity:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
(In thousands)	Municipal bonds and notes	Municipal bonds and notes
Balance beginning of period	$309	$—
Adoption of ASU No. 2016-13 (CECL)	—	397
Recovery of credit losses	(3)	(91)
Balance end of period	$306	$306

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
The following table summarizes credit ratings for amortized cost of held-to-maturity debt securities according to their lowest public credit rating as of September 30, 2020:

	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMOs	$—	$116,020	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,595,711	—	—	—	—	—	—	—
Agency CMBS	—	2,033,826	—	—	—	—	—	—	—
Municipal bonds and notes	209,751	165,261	201,423	117,320	41,697	8,663	2,066	285	4,381
CMBS	227,030	—	—	—	—	—	—	—	—
Total held-to-maturity	$436,781	$4,910,818	$201,423	$117,320	$41,697	$8,663	$2,066	$285	$4,381

As of September 30, 2020, none of the held-to-maturity investment securities were in non-accrual status.
Contractual Maturities
The amortized cost and fair value of held-to-maturity debt securities by contractual maturity are set forth below:

	At September 30, 2020
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,085	$1,089
Due after one year through five years	5,340	5,611
Due after five through ten years	279,056	295,103
Due after ten years	5,437,953	5,704,613
Total held-to-maturity debt securities	$5,723,434	$6,006,416
For the maturity schedule above, investment securities which are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.

Available-for-Sale Securities
A summary of the amortized cost and fair value of available-for-sale securities is presented below:

	At September 30, 2020
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$166,623	$6,908	$(177)	$173,354
Agency MBS	1,446,100	81,533	(363)	1,527,270
Agency CMBS	1,024,133	27,621	—	1,051,754
CMBS	464,071	794	(9,840)	455,025
CLO	85,601	1	(1,241)	84,361
Corporate debt	14,551	—	(2,098)	12,453
Available-for-sale securities	$3,201,079	$116,857	$(13,719)	$3,304,217

	At December 31, 2019
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$184,500	$2,218	$(917)	$185,801
Agency MBS	1,580,743	35,456	(4,035)	1,612,164
Agency CMBS	587,974	513	(6,935)	581,552
CMBS	432,085	38	(252)	431,871
CLO	92,628	45	(468)	92,205
Corporate debt	23,485	—	(1,245)	22,240
Available-for-sale securities	$2,901,415	$38,270	$(13,852)	$2,925,833
(1)Amortized cost excludes accrued interest receivable of $7.4 million and $8.1 million at September 30, 2020 and December 31, 2019, respectively, which is included in accrued interest and other assets in the consolidated balance sheet.
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
Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual available-for-sale securities with an unrealized loss, for which an allowance for credit losses on investment securities available-for-sale has not been recorded, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At September 30, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$11,358	$(92)	$7,935	$(85)	3	$19,293	$(177)
Agency MBS	30,077	(208)	11,591	(155)	30	41,668	(363)
Agency CMBS	—	—	—	—	—	—	—
CMBS	407,322	(9,205)	22,868	(635)	38	430,190	(9,840)
CLO	65,711	(589)	18,048	(652)	4	83,759	(1,241)
Corporate debt	3,892	(371)	8,561	(1,727)	3	12,453	(2,098)
Available-for-sale in unrealized loss position	$518,360	$(10,465)	$69,003	$(3,254)	78	$587,363	$(13,719)

	At December 31, 2019
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$36,447	$(352)	$32,288	$(565)	9	$68,735	$(917)
Agency MBS	41,408	(193)	299,674	(3,842)	79	341,082	(4,035)
Agency CMBS	174,406	(1,137)	357,717	(5,798)	34	532,123	(6,935)
CMBS	355,260	(232)	7,480	(20)	29	362,740	(252)
CLO	—	—	43,232	(468)	2	43,232	(468)
Corporate debt	—	—	22,240	(1,245)	4	22,240	(1,245)
Available-for-sale in unrealized loss position	$607,521	$(1,914)	$762,631	$(11,938)	157	$1,370,152	$(13,852)

Unrealized losses on available-for-sale debt securities presented in the previous table have not been recognized in the consolidated statements of income because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is primarily attributable to wider spreads in selected asset classes. Fair value is expected to recover as the securities approach maturity. As of September 30, 2020, none of the available-for-sale investment securities were in non-accrual status.
Contractual Maturities
The amortized cost and fair value of available-for-sale debt securities by contractual maturity are set forth below:

	At September 30, 2020
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	601	602
Due after five through ten years	263,579	257,909
Due after ten years	2,936,899	3,045,706
Total available-for-sale debt securities	$3,201,079	$3,304,217
For the maturity schedule above, investment securities which are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.
Sales of Available-for Sale Investment Securities

For the nine months ended September 30, 2020, proceeds from sales of available-for-sale securities were $9.0 million, which resulted in realized gains of $8.0 thousand. There were no sales during the three months ended September 30, 2020, or the three and nine months ended September 30, 2019.
Other Information
At September 30, 2020, the Company had a carrying value of $1.3 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. The Company considers this prepayment risk in the evaluation of its interest rate risk profile.
Investment securities with a carrying value totaling $4.0 billion at September 30, 2020 and $2.7 billion at December 31, 2019 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 4: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At September 30, 2020	At December 31, 2019
Commercial non-mortgage	$7,124,365	$5,296,611
Asset-based	889,711	1,046,886
Commercial real estate	6,307,567	5,949,339
Equipment financing	598,473	537,341
Total commercial portfolio	14,920,116	12,830,177
Residential	4,885,821	4,972,685
Home equity	1,867,969	2,014,544
Other consumer	178,117	219,580
Total consumer portfolio	6,931,907	7,206,809
Loans and leases (1) (2) (3)	$21,852,023	$20,036,986
(1)Loan balances include net deferred (fees)/costs and net (premiums)/discounts of $(14.1) million and $17.6 million at September 30, 2020 and December 31, 2019, respectively.
(2)At September 30, 2020 the Company had pledged $7.9 billion of eligible loans as collateral to support borrowing capacity at the Federal Home Loan Bank (FHLB) of Boston and the Federal Reserve Bank (FRB) of Boston.
(3)Loan balances exclude accrued interest receivable of $56.6 million and $59.0 million at September 30, 2020 and December 31, 2019, respectively, which is included in accrued interest and other assets in the consolidated balance sheet.
Equipment financing includes net investment in leases of $235.6 million, with total undiscounted cash flows, primarily due within the next five years, amounting to $255.9 million, at September 30, 2020. This lessor activity resulted in interest income of $1.8 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $5.2 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At September 30, 2020
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$1,027	$67	$—	$67,849	$68,943	$7,055,422	$7,124,365
Asset-based	—	—	—	3,760	3,760	885,951	889,711
Commercial real estate	330	—	—	8,799	9,129	6,298,438	6,307,567
Equipment financing	183	2,550	—	7,182	9,915	588,558	598,473
Residential	4,478	4,787	—	41,554	50,819	4,835,002	4,885,821
Home equity	5,180	1,572	—	32,853	39,605	1,828,364	1,867,969
Other consumer	1,069	556	—	679	2,304	175,813	178,117
Total	$12,267	$9,532	$—	$162,676	$184,475	$21,667,548	$21,852,023

	At December 31, 2019
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$2,094	$617	$—	$59,369	$62,080	$5,234,531	$5,296,611
Asset-based	—	—	—	139	139	1,046,747	1,046,886
Commercial real estate	1,256	454	—	11,563	13,273	5,936,066	5,949,339
Equipment financing	5,493	292	—	5,433	11,218	526,123	537,341
Residential	7,166	6,441	—	43,193	56,800	4,915,885	4,972,685
Home equity	8,267	5,551	—	30,170	43,988	1,970,556	2,014,544
Other consumer	4,269	807	—	1,192	6,268	213,312	219,580
Total	$28,545	$14,162	$—	$151,059	$193,766	$19,843,220	$20,036,986

The following table provides additional detail related to loans and leases on non-accrual status:

	At September 30, 2020		At December 31, 2019
(In thousands)	Nonaccrual	Nonaccrual With No Allowance	Nonaccrual	Nonaccrual With No Allowance
Commercial non-mortgage	$67,849	$12,136	$59,369	$13,584
Asset-based	3,760	—	139	—
Commercial real estate	8,799	2,729	11,563	4,717
Equipment financing	7,182	2,659	5,433	2,159
Total commercial portfolio	87,590	17,524	76,504	20,460
Residential	41,554	30,234	43,193	19,271
Home equity	32,853	25,981	30,170	15,195
Other consumer	679	31	1,192	—
Total consumer portfolio	75,086	56,246	74,555	34,466
Total	$162,676	$73,770	$151,059	$54,926
Interest on non-accrual residential and home equity loans that would have been recorded as additional interest income had the loans been current in accordance with the original terms totaled $3.4 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively, and $9.0 million and $8.9 million for the nine months ended September 30, 2020 and 2019, respectively.
Refer to Note 1 to the Consolidated Financial Statements included in the Company's Form 10-K, for the year ended December 31, 2019, for details of non-accrual policies.
Allowance for Credit Losses on Loans and Leases
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, ACL on loans and leases:

	At or for the three months ended September 30, 2020			At or for the three months ended September 30, 2019
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$291,520	$67,002	$358,522	$164,344	$47,327	$211,671
Adoption of ASU No. 2016-13 (CECL)	—	—	—	—	—	—
Provision charged to expense	31,618	(8,865)	22,753	10,603	697	11,300
Charge-offs	(13,494)	(2,263)	(15,757)	(11,323)	(4,637)	(15,960)
Recoveries	2,025	2,268	4,293	176	1,965	2,141
Balance, end of period	$311,669	$58,142	$369,811	$163,800	$45,352	$209,152

	At or for the nine months ended September 30, 2020			At or for the nine months ended September 30, 2019
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$161,669	$47,427	$209,096	$164,073	$48,280	$212,353
Adoption of ASU No. 2016-13 (CECL)	34,024	23,544	57,568	—	—	—
Provision charged to expense	147,466	(8,625)	138,841	26,513	5,287	31,800
Charge-offs	(34,362)	(9,630)	(43,992)	(28,263)	(15,113)	(43,376)
Recoveries	2,872	5,426	8,298	1,477	6,898	8,375
Balance, end of period	$311,669	$58,142	$369,811	$163,800	$45,352	$209,152
Individually evaluated for impairment	18,303	4,376	22,679	15,467	4,899	20,366
Collectively evaluated for impairment	$293,366	$53,766	$347,132	$148,333	$40,453	$188,786

Loan and lease balances:
Individually evaluated for impairment	$158,324	$149,583	$307,907	$139,129	$131,502	$270,631
Collectively evaluated for impairment	14,761,792	6,782,324	21,544,116	12,268,839	7,012,176	19,281,015
Loans and leases	$14,920,116	$6,931,907	$21,852,023	$12,407,968	$7,143,678	$19,551,646

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

The following table summarizes commercial, commercial real estate, and equipment financing loans and leases segregated by origination year and risk rating exposure under the Composite Credit Risk Profile grades as of September 30, 2020:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage
Pass	$2,519,566	$1,156,057	$1,013,841	$553,942	$257,230	$297,765	$912,007	$6,710,408
Special mention	817	73,688	20,314	341	8,422	2,302	21,233	127,117
Substandard	1,369	33,658	68,305	75,071	23,138	33,137	51,996	286,674
Doubtful	—	—	—	166	—	—	—	166
Total commercial non-mortgage	2,521,752	1,263,403	1,102,460	629,520	288,790	333,204	985,236	7,124,365
Asset-based
Pass	14,848	21,854	22,595	11,635	11,039	22,667	714,476	819,114
Special mention	—	1,667	800	—	—	978	63,392	66,837
Substandard	—	—	—	—	—	—	3,760	3,760
Total asset-based	14,848	23,521	23,395	11,635	11,039	23,645	781,628	889,711
Commercial real estate
Pass	646,507	1,473,602	1,296,427	605,375	595,915	1,329,377	28,106	5,975,309
Special mention	22	10,382	48,409	27,364	35,796	76,243	—	198,216
Substandard	821	989	23,095	68,828	2,444	37,865	—	134,042
Total commercial real estate	647,350	1,484,973	1,367,931	701,567	634,155	1,443,485	28,106	6,307,567
Equipment financing
Pass	203,498	144,384	75,993	31,921	52,328	26,319	—	534,443
Special mention	12,492	13,014	8,471	1,834	1,932	788	—	38,531
Substandard	2,380	5,498	5,563	2,430	4,802	4,826	—	25,499
Total equipment financing	218,370	162,896	90,027	36,185	59,062	31,933	—	598,473
Total commercial portfolio	$3,402,320	$2,934,793	$2,583,813	$1,378,907	$993,046	$1,832,267	$1,794,970	$14,920,116
The following table summarizes residential and consumer loans segregated by origination year and risk rating exposure under FICO score groupings as of September 30, 2020:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
800+	$253,913	$314,759	$69,592	$205,691	$316,264	$905,892	$—	$2,066,111
740-799	458,499	355,548	81,018	164,777	194,784	516,385	—	1,771,011
670-739	161,600	144,798	43,790	77,823	80,481	283,164	—	791,656
580-669	12,316	19,803	7,260	12,010	11,836	102,055	—	165,280
579 and below	—	21,363	676	3,771	3,250	62,703	—	91,763
Total residential	886,328	856,271	202,336	464,072	606,615	1,870,199	—	4,885,821
Home equity
800+	22,727	17,095	27,269	18,031	19,328	66,906	564,318	735,674
740-799	20,580	16,472	23,739	11,659	12,765	49,507	446,759	581,481
670-739	12,122	10,847	10,808	10,506	9,290	45,013	285,776	384,362
580-669	447	2,257	3,346	2,297	1,964	19,707	91,009	121,027
579 and below	100	524	879	1,337	835	7,707	34,043	45,425
Total home equity	55,976	47,195	66,041	43,830	44,182	188,840	1,421,905	1,867,969
Other consumer
800+	1,345	3,436	1,901	581	115	173	6,851	14,402
740-799	10,419	17,858	9,665	1,491	503	344	6,402	46,682
670-739	21,089	49,734	19,855	4,158	1,616	520	5,676	102,648
580-669	2,440	4,247	1,744	600	253	180	1,623	11,087
579 and below	717	513	250	66	35	225	1,492	3,298
Total other consumer	36,010	75,788	33,415	6,896	2,522	1,442	22,044	178,117
Total consumer portfolio	978,314	979,254	301,792	514,798	653,319	2,060,481	1,443,949	6,931,907

Total commercial portfolio	3,402,320	2,934,793	2,583,813	1,378,907	993,046	1,832,267	1,794,970	14,920,116
Total loans and leases	$4,380,634	$3,914,047	$2,885,605	$1,893,705	$1,646,365	$3,892,748	$3,238,919	$21,852,023

Individually Assessed Loans and Leases
The following tables summarize individually assessed loans and leases:

	At September 30, 2020
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Valuation Allowance
Commercial non-mortgage	$160,667	$125,799	$28,937	$96,862	$15,833
Asset-based	4,114	3,760	—	3,760	459
Commercial real estate	24,865	21,583	12,679	8,904	1,613
Equipment financing	7,661	7,182	2,659	4,523	398
Residential	110,542	100,443	63,457	36,986	3,293
Home equity	111,715	48,461	36,477	11,984	1,012
Other consumer	2,321	679	30	649	71
Total	$421,885	$307,907	$144,239	$163,668	$22,679

	At December 31, 2019
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Valuation Allowance
Commercial non-mortgage	$140,096	$102,254	$29,739	$72,515	$7,862
Asset-based	465	139	—	139	5
Commercial real estate	29,292	23,297	14,818	8,479	1,143
Equipment financing	5,591	5,433	2,159	3,274	418
Residential	98,790	90,096	56,231	33,865	3,618
Home equity	38,503	35,191	27,672	7,519	1,203
Other consumer (1)	—	—	—	—	—
Total	$312,737	$256,410	$130,619	$125,791	$14,249
(1)Partially charged-off other consumer loans were included in collectively evaluated for impairment at December 31, 2019.
The following table summarizes average amortized cost and interest income recognized for individually assessed loans and leases:

	Three months ended September 30,						Nine months ended September 30,
	2020			2019			2020			2019
(In thousands)	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income
Commercial non-mortgage	$127,676	$954	$—	$102,996	$751	$—	$114,027	$2,882	$—	$103,772	$2,515	$—
Asset-based	1,949	—	—	4,673	—	—	1,950	—	—	4,694	—	—
Commercial real estate	24,555	192	—	15,051	60	—	22,440	507	—	13,526	194	—
Equipment financing	7,488	—	—	4,718	—	—	6,308	—	—	5,901	—	—
Residential	103,608	741	289	97,917	862	271	95,270	2,352	1,149	99,599	2,682	817
Home equity	49,309	302	297	36,584	247	246	41,826	1,002	1,540	37,490	803	767
Other consumer	948	13	—	—	—	—	340	30	—	—	—	—
Total	$315,533	$2,202	$586	$261,939	$1,920	$517	$282,161	$6,773	$2,689	$264,982	$6,194	$1,584
Collateral Dependent Loans and Leases. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected through the operation or sale of collateral. A collateral dependent loan is individually assessed based on the fair value of the collateral, less costs to sell, as of the reporting date. Commercial non-mortgage, asset based, and equipment financing are collateralized by equipment, inventory, receivables, or other non-real estate assets. Commercial real estate, residential, and home equity are collateralized by real estate. Collateral value on collateral dependent loans and leases was $135.3 million at September 30, 2020 and $109.8 million at December 31, 2019.
The following table summarizes whether, or not, individually assessed loans and leases are collateral dependent:

	At September 30, 2020			At December 31, 2019
(In thousands)	Collateral Dependent	Not Considered Collateral Dependent	Total	Collateral Dependent	Not Considered Collateral Dependent	Total
Commercial non-mortgage	$11,337	$114,462	$125,799	$10,682	$91,572	$102,254
Asset-based	—	3,760	3,760	—	139	139
Commercial real estate	15,708	5,875	21,583	14,097	9,200	23,297
Equipment financing	—	7,182	7,182	—	5,433	5,433
Residential	35,379	65,064	100,443	17,635	72,461	90,096
Home equity	28,857	19,604	48,461	17,136	18,055	35,191
Other consumer	—	679	679	—	—	—
Total amortized cost of CDA	$91,281	$216,626	$307,907	$59,550	$196,860	$256,410

Troubled Debt Restructurings
The following table summarizes information for TDRs:

(In thousands)	At September 30, 2020	At December 31, 2019
Accrual status	$143,544	$136,449
Non-accrual status	101,750	100,989
Total TDRs	$245,294	$237,438

Specific reserves for TDRs included in the balance of ACL on loans and leases	$17,092	$12,956
Additional funds committed to borrowers in TDR status	15,345	4,856
The portion of TDRs deemed to be uncollectible, $7.8 million and $11.0 million for the three months ended September 30, 2020 and 2019, respectively, and $10.8 million and $16.7 million for the nine months ended September 30, 2020 and 2019, respectively, were charged off.
The following table provides information on the type of concession for loans and leases modified as TDRs:

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	Number of Loans and Leases	Post- Modification Recorded Investment (1)	Number of Loans and Leases	Post- Modification Recorded Investment (1)	Number of Loans and Leases	Post- Modification Recorded Investment (1)	Number of Loans and Leases	Post- Modification Recorded Investment (1)
(Dollars in thousands)
Commercial non-mortgage
Extended Maturity	—	$—	2	$29	6	$507	8	$222
Adjusted Interest Rate	—	—	1	12	—	—	2	112
Maturity/Rate Combined	2	333	3	225	7	607	6	296
Other (2)	1	6	6	30,586	24	40,128	25	64,642
Commercial real estate
Extended Maturity	—	—	—	—	1	72	—	—
Maturity/Rate Combined	—	—	—	—	1	278	—	—
Other (2)	3	306	1	2,180	3	306	3	4,816
Residential
Extended Maturity	1	134	1	67	3	485	5	1,007
Maturity/Rate Combined	4	425	1	368	9	1,123	14	2,216
Other (2)	2	202	2	243	22	3,877	6	785
Home equity
Extended Maturity	1	31	1	134	3	188	5	504
Maturity/Rate Combined	1	15	2	30	2	28	4	140
Other (2)	15	506	8	375	89	6,018	27	1,595
Total TDRs	30	$1,958	28	$34,249	170	$53,617	105	$76,335
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
(2)Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
There were no significant amounts of loans and leases modified as TDRs within the previous 12 months and for which there was a payment default for the three and nine months ended September 30, 2020, while there were 4 loans and leases in the commercial portfolio with an amortized cost of $3.9 million and one loan in the consumer portfolio with an amortized cost of $0.1 million for the three and nine months ended September 30, 2019.
TDRs in commercial, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At September 30, 2020	At December 31, 2019
Pass	$12,591	$3,952
Special Mention	—	63
Substandard	111,613	104,277
Doubtful	166	3,860
Total	$124,370	$112,152

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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$655	$684	$508	$674
Provision charged to expense	50	19	99	1,839
(Charge-offs/settlements, net) recoveries, net	—	(7)	98	(1,817)
Ending balance	$705	$696	$705	$696
The following table provides information for mortgage banking activities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Residential mortgage loans held for sale:
Proceeds from sale	$172,579	$66,236	$342,747	$129,700
Loans sold with servicing rights retained	164,054	60,493	325,832	117,306

Net gain on sale	6,244	1,652	11,587	2,510
Ancillary fees	1,018	470	2,243	1,051
Fair value option adjustment	(175)	11	355	268
Additionally, loans not originated for sale were sold approximately at carrying value for cash proceeds of $6.4 million, resulting in a gain of approximately $295 thousand, for certain commercial loans for the nine months ended September 30, 2020, and $4.0 million for certain residential loans and $16.6 million, resulting in a gain of approximately $615 thousand, for certain commercial loans for the nine months ended September 30, 2019.
The Company services residential mortgage loans for other entities totaling $2.4 billion at both September 30, 2020 and December 31, 2019.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$14,926	$18,712	$17,484	$21,215
Additions	1,301	966	3,269	2,219
Amortization	(1,616)	(1,801)	(4,992)	(5,557)
Valuation allowance	(203)	—	(1,353)	—
Ending balance	$14,408	$17,877	$14,408	$17,877
Loan servicing fees, net of mortgage servicing rights amortization, were $0.3 million and $0.5 million for the three months ended September 30, 2020, and $1.1 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively, and are included as a component of loan related fees in the consolidated statement of income.
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
The following table summarizes lessee information related to the Company’s operating ROU assets and lease liability:

	At September 30, 2020
(In thousands)	Operating Leases	Consolidated Balance Sheet Line Item Location
ROU lease assets	$146,641	Premises and equipment, net
Lease liabilities	165,211	Operating lease liabilities
The components of operating lease cost and other related information are as follows:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Lease Cost:
Operating lease costs	$7,381	$7,512	$22,212	$22,384
Variable lease costs	1,297	1,292	4,217	3,613
Sublease income	(141)	(142)	(428)	(437)
Total operating lease cost	$8,537	$8,662	$26,001	$25,560
Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$7,823	$7,938	$23,359	$23,349
ROU lease assets obtained in exchange for new operating lease liabilities	856	9,983	9,552	22,917
The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At September 30, 2020
Remainder of 2020	$5,274
2021	30,604
2022	27,099
2023	24,187
2024	21,307
Thereafter	82,710
Total operating lease liability payments	191,181
Less: Present value adjustment	25,970
Lease liabilities	$165,211

Weighted-average remaining lease term - operating leases, in years	8.23
Weighted-average discount rate - operating leases	3.22%
See Note 4: Loans and Leases for information relating to leases included within the equipment financing portfolio in which the Company is the lessor.

Note 7: Goodwill and Other Intangible Assets
There has been no change during 2020 in the carrying amounts for goodwill. For additional information on goodwill refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Other intangible assets by reportable segment consisted of the following:

	At September 30, 2020			At December 31, 2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HSA Bank - Core deposits	$26,625	$14,875	$11,750	$22,000	$13,073	$8,927
HSA Bank - Customer relationships	21,000	9,221	11,779	21,000	8,010	12,990
Total other intangible assets	$47,625	$24,096	$23,529	$43,000	$21,083	$21,917
The change in gross carrying amount for core deposits resulted from the HSA division of Webster Bank completing an asset purchase of low cost, long duration, health savings account deposits, on July 30, 2020. The transaction gave rise to the recognition of a core deposit intangible asset, recorded at fair value, with an estimated useful life of 9 years.
At September 30, 2020, the remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)
Remainder of 2020	$1,146
2021	4,513
2022	4,411
2023	4,315
2024	2,084
Thereafter	7,060

Note 8: Deposits
A summary of deposits by type follows:

(In thousands)	At September 30, 2020	At December 31, 2019
Non-interest-bearing:
Demand	$6,136,814	$4,446,463
Interest-bearing:
Health savings accounts	6,976,280	6,416,135
Checking	3,390,921	2,689,734
Money market	3,069,098	2,312,840
Savings	4,777,000	4,354,809
Time deposits	2,570,440	3,104,765
Total interest-bearing	$20,783,739	$18,878,283
Total deposits	$26,920,553	$23,324,746

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$733,691	$652,151
Time deposits, included in above balance, that exceed the FDIC limit	533,180	661,334
Deposit overdrafts reclassified as loan balances	1,122	1,721
The scheduled maturities of time deposits are as follows:

(In thousands)	At September 30, 2020
Remainder of 2020	$849,021
2021	1,468,973
2022	141,760
2023	45,774
2024	22,321
Thereafter	42,591
Total time deposits	$2,570,440

Note 9: Borrowings
Total borrowings of $2.3 billion at September 30, 2020 and $3.5 billion at December 31, 2019 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At September 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$278,122	0.19%	$240,431	0.19%
Original maturity of greater than one year, non-callable	200,000	0.57	200,000	1.78
Total securities sold under agreements to repurchase	478,122	0.35	440,431	0.91
Fed funds purchased	823,700	0.08	600,000	1.59
Securities sold under agreements to repurchase and other borrowings	$1,301,822	0.18	$1,040,431	1.30
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
The following table provides information for FHLB advances:

	At September 30, 2020		At December 31, 2019
(Dollars in thousands)	Amount	Weighted- Average Contractual Coupon Rate	Amount	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$175,000	0.88%	$1,690,000	1.79%
After 1 but within 2 years	150,024	1.15	200,000	2.53
After 2 but within 3 years	169	1.73	130	—
After 3 but within 4 years	50,141	1.59	229	2.95
After 4 but within 5 years	50,000	1.42	50,000	1.59
After 5 years	7,909	2.66	8,117	2.66
FHLB advances	$433,243	1.15	$1,948,476	1.87

Aggregate carrying value of assets pledged as collateral	$7,561,287		$7,318,748
Remaining borrowing capacity	4,506,213		2,937,644
Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At September 30, 2020	At December 31, 2019
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	345,502	317,486
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total notes and subordinated debt		572,822	544,806
Discount on senior fixed-rate notes		(1,247)	(1,412)
Debt issuance cost on senior fixed-rate notes		(2,729)	(3,030)
Long-term debt		$568,846	$540,364
(1)The Company has de-designated its fair value hedging relationship on these notes. The $45.5 million basis adjustment included in the carrying value at September 30, 2020 is being amortized over the remaining life of the notes.
(2)The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month London Interbank Offered Rate plus 2.95%, was 3.20% at September 30, 2020 and 4.85% at December 31, 2019.

Note 10: Accumulated Other Comprehensive Income, Net of Tax
The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax, by component:

	Three months ended September 30, 2020				Nine months ended September 30, 2020
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$63,476	$20,649	$(42,680)	$41,445	$17,251	$(9,184)	$(44,139)	$(36,072)
OCI before reclassifications	11,766	(3,310)	—	8,456	57,997	23,655	—	81,652
Amounts reclassified from AOCI	—	1,398	738	2,136	(6)	4,266	2,197	6,457
Net current-period OCI	11,766	(1,912)	738	10,592	57,991	27,921	2,197	88,109
Ending balance	$75,242	$18,737	$(41,942)	$52,037	$75,242	$18,737	$(41,942)	$52,037

	Three months ended September 30, 2019				Nine months ended September 30, 2019
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$(9,406)	$(8,931)	$(47,853)	$(66,190)	$(71,374)	$(9,313)	$(49,965)	$(130,652)
OCI/OCL before reclassifications	24,304	2,216	—	26,520	86,272	507	—	86,779
Amounts reclassified from AOCL	—	1,387	1,049	2,436	—	3,478	3,161	6,639
Net current-period OCI	24,304	3,603	1,049	28,956	86,272	3,985	3,161	93,418
Ending balance	$14,898	$(5,328)	$(46,804)	$(37,234)	$14,898	$(5,328)	$(46,804)	$(37,234)
The following table provides information for the items reclassified from AOCI/AOCL:

(In thousands)	Three months ended September 30,		Nine months ended September 30,		Associated Line Item in the Condensed Consolidated Statements of Income
AOCI/AOCL Components	2020	2019	2020	2019
Securities available-for-sale:
Unrealized gains on investment securities	$—	$—	$8	$—	Gain on sale of investment securities, net
Tax expense	—	—	(2)	—	Income tax expense
Net of tax	$—	$—	$6	$—
Derivative instruments:
Premium amortization and hedge terminations	$(967)	$(1,375)	$(3,228)	$(4,174)	Interest expense
Premium amortization	(926)	(515)	(2,548)	(527)	Interest income
Tax benefit	495	503	1,510	1,223	Income tax expense
Net of tax	$(1,398)	$(1,387)	$(4,266)	$(3,478)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,002)	$(1,421)	$(2,982)	$(4,280)	Other non-interest expense
Tax benefit	264	372	785	1,119	Income tax expense
Net of tax	$(738)	$(1,049)	$(2,197)	$(3,161)

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
Total risk-based capital is comprised of three categories as defined by Basel III capital rules: common equity Tier 1 capital (CET1 capital), Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax adjustments. For purposes of CET1 capital, common shareholders' equity excludes AOCI/AOCL components as permitted by the opt-out election taken by Webster upon adoption of Basel III. Tier 1 capital is comprised of CET1 capital plus non-cumulative perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At September 30, 2020
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,519,589	11.23%	$1,009,651	4.5%	$1,458,385	6.5%
Total risk-based capital	3,022,511	13.47	1,794,935	8.0	2,243,669	10.0
Tier 1 risk-based capital	2,664,626	11.88	1,346,201	6.0	1,794,935	8.0
Tier 1 leverage capital	2,664,626	8.24	1,293,186	4.0	1,616,482	5.0
Webster Bank
CET1 risk-based capital	$2,744,235	12.24%	$1,009,277	4.5%	$1,457,845	6.5%
Total risk-based capital	3,024,694	13.49	1,794,270	8.0	2,242,838	10.0
Tier 1 risk-based capital	2,744,235	12.24	1,345,703	6.0	1,794,270	8.0
Tier 1 leverage capital	2,744,235	8.49	1,292,763	4.0	1,615,954	5.0

	At December 31, 2019
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,516,361	11.56%	$979,739	4.5%	$1,415,179	6.5%
Total risk-based capital	2,950,181	13.55	1,741,758	8.0	2,177,198	10.0
Tier 1 risk-based capital	2,661,398	12.22	1,306,319	6.0	1,741,758	8.0
Tier 1 leverage capital	2,661,398	8.96	1,188,507	4.0	1,485,634	5.0
Webster Bank
CET1 risk-based capital	$2,527,645	11.61%	$979,497	4.5%	$1,414,829	6.5%
Total risk-based capital	2,739,108	12.58	1,741,328	8.0	2,176,660	10.0
Tier 1 risk-based capital	2,527,645	11.61	1,305,996	6.0	1,741,328	8.0
Tier 1 leverage capital	2,527,645	8.51	1,187,953	4.0	1,484,941	5.0
(1)In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of CECL on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of September 30, 2020 exclude the impact of the increased allowance for credit losses on loans, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of CECL, adjusted for an approximation of the after-tax provision for credit losses attributable to CECL relative to the incurred loss methodology during the deferral period.
Dividend Restrictions. Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels, or would exceed the net income for that year combined with the undistributed net income for the preceding two years. Webster Bank paid no dividends to Webster Financial Corporation during the nine months ended September 30, 2020 compared to $170 million during the nine months ended September 30, 2019.
Cash Restrictions. Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with a Federal Reserve Bank. To address liquidity concerns due to COVID-19 the Federal Reserve reset the requirement to zero, effective March 26, 2020. The reserve requirement ratio is subject to adjustment as conditions warrant.

Note 12: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Earnings for basic and diluted earnings per common share:
Net income	$69,281	$93,865	$160,577	$292,250
Less: Preferred stock dividends	1,968	1,968	5,906	5,906
Net income available to common shareholders	67,313	91,897	154,671	286,344
Less: Earnings applicable to participating securities (1)	423	455	913	1,425
Earnings applicable to common shareholders	$66,890	$91,442	$153,758	$284,919

Shares:
Weighted-average common shares outstanding - basic	89,630	91,559	90,076	91,554
Effect of dilutive securities	108	315	159	329
Weighted-average common shares outstanding - diluted	89,738	91,874	90,235	91,883

Earnings per common share (1):
Basic	$0.75	$1.00	$1.71	$3.11
Diluted	0.75	1.00	1.70	3.10
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
Potential common shares from non-participating restricted stock, of 96 thousand and 44 thousand for the three months ended September 30, 2020 and 2019, respectively, and 125 thousand and 69 thousand for the nine months ended September 30, 2020 and 2019, respectively, are excluded from the effect of dilutive securities because they would have been anti-dilutive under the treasury stock method.

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
The following table presents the notional amounts and fair values of derivative positions:

	At September 30, 2020				At December 31, 2019
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,150,000	$44,114	$25,000	$145	$1,225,000	$11,855	$300,000	$3,153
Not designated as hedging instruments:
Interest rate derivatives (1)	4,642,373	341,275	4,505,792	17,212	4,869,139	133,455	4,090,522	9,732
Mortgage banking derivatives (2)	105,605	2,717	—	—	27,873	329	57,000	110
Other (3)	111,089	333	351,288	890	76,544	398	275,279	818
Total not designated as hedging instruments	4,859,067	344,325	4,857,080	18,102	4,973,556	134,182	4,422,801	10,660
Gross derivative instruments, before netting	$6,009,067	388,439	$4,882,080	18,247	$6,198,556	146,037	$4,722,801	13,813
Less: Master netting agreements		12,390		12,390		4,779		4,779
Cash collateral		32,159		5,085		8,100		1,871
Total derivative instruments, after netting		$343,890		$772		$133,158		$7,163
(1)Balances related to Chicago Mercantile Exchange (CME) are presented as a single unit of account. In accordance with its rule book, CME legally characterizes variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through CME include $60.1 million and $1.1 billion for asset derivatives and $3.4 billion and $2.6 billion for liability derivatives at September 30, 2020 and December 31, 2019, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $10.8 million at September 30, 2020.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements (RPAs). Notional amounts of RPAs include $95.4 million and $65.7 million for asset derivatives and $317.8 million and $223.4 million for liability derivatives at September 30, 2020 and December 31, 2019, respectively, that have insignificant related fair values.
The following table presents fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At September 30, 2020
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$44,549	$44,549	$—	$196	$196
Liability derivatives	17,568	17,475	93	1,041	1,134

	At December 31, 2019
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$13,012	$12,879	$133	$299	$432
Liability derivatives	6,710	6,650	60	329	389

Derivative Activity
The following tables present the income statement effect of derivatives designated as hedges and additional information related to a fair value hedging adjustment:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Net Interest Income	2020	2019	2020	2019
Fair value hedges: (1)
Recognized on derivatives	Long-term debt	$—	$10,624	$30,693	$26,436
Recognized on hedged items	Long-term debt	—	(10,624)	(30,693)	(26,436)
Net recognized on fair value hedges		$—	$—	$—	$—
Cash flow hedges:
Interest rate derivatives	Long-term debt	$1,152	$1,095	$3,501	$3,028
Interest rate derivatives	Interest and fees on loans and leases	(2,657)	515	(3,754)	527
Net recognized on cash flow hedges		$(1,505)	$1,610	$(253)	$3,555

Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount (1)
(In thousands)	At September 30, 2020	At December 31, 2019	At September 30, 2020	At December 31, 2019
Long-term debt	$345,502	$317,486	$45,502	$17,486
(1)The Company has de-designated its fair value hedging relationship on the long-term debt, which resulted in a $48.2 million basis adjustment that is being amortized over the remaining life of the notes through interest expense.
The following table presents the effect on the income statement for derivatives not designated as hedging instruments:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Non-interest Income	2020	2019	2020	2019
Interest rate derivatives	Other income	$3,824	$784	$7,227	$5,906
Mortgage banking derivatives	Mortgage banking activities	872	347	2,498	96
Other	Other income	(1,229)	1,679	(332)	1,603
Total not designated as hedging instruments		$3,467	$2,810	$9,393	$7,605
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. At September 30, 2020, the remaining unamortized balance of time-value premiums was $10.0 million.
Over the next twelve months, an estimated $8.1 million decrease to interest expense will be reclassified from AOCI/AOCL relating to cash flow hedges, and an estimated $1.9 million increase to interest expense will be reclassified from AOCI/AOCL relating to hedge terminations. At September 30, 2020, the remaining unamortized loss on terminated cash flow hedges is $3.1 million. The maximum length of time over which forecasted transactions are hedged is 4 years.
Additional information about cash flow hedge activity impacting AOCI/AOCL and the related amounts reclassified to interest expense is provided in Note 10: Accumulated Other Comprehensive Income, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 14: Fair Value Measurements.
Derivative Exposure
The Company had approximately $349.5 million in net margin posted with financial counterparties or the derivative clearing organization at September 30, 2020, which is primarily comprised of $82.8 million in initial margin collateral posted at CME and $294.6 million in CME variation margin posted. At September 30, 2020, $33.2 million of cash collateral received is included in cash and due from banks on the consolidated balance sheet and is considered restricted in nature.
Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $346.1 million at September 30, 2020. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $40.0 million at September 30, 2020. The Company has incorporated a credit valuation adjustment (CVA) to reflect nonperformance risk in the fair value measurement of its derivatives. The CVA was $4.2 million as of September 30, 2020. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
All other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy. Webster evaluates the credit risk of its counterparties to determine the CVA by considering factors such as the likelihood of default by the counterparty, its net exposure, remaining contractual life, as well as the collateral securing the position. While the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the CVA utilizes Level 3 inputs. The Company has assessed the significance of the impact of the CVA on the overall valuation of its derivative positions as of September 30, 2020, and has determined that the CVA is not significant to the overall valuation of its derivative financial instruments. Therefore, the Company has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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
The following table compares the fair value to unpaid principal balance of assets accounted for under the fair value option:

	At September 30, 2020			At December 31, 2019
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$29,018	$28,433	$585	$35,750	$35,186	$564
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.6 million at September 30, 2020.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. Accordingly, such alternative investments are classified within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for net asset value (NAV) practical expedient measurement, based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At September 30, 2020, these alternative investments had a remaining unfunded commitment of $25.0 million.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At September 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$173,354	$—	$173,354
Agency MBS	—	1,527,270	—	1,527,270
Agency CMBS	—	1,051,754	—	1,051,754
CMBS	—	455,025	—	455,025
CLO	—	84,361	—	84,361
Corporate debt	—	12,453	—	12,453
Total available-for-sale investment securities	—	3,304,217	—	3,304,217
Gross derivative instruments, before netting (1)	209	388,230	—	388,439
Originated loans held for sale	—	29,018	—	29,018
Investments held in Rabbi Trust	4,657	—	—	4,657
Alternative investments (2)	—	—	—	8,238
Total financial assets held at fair value	$4,866	$3,721,465	$—	$3,734,569
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$229	$18,018	$—	$18,247

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$185,801	$—	$185,801
Agency MBS	—	1,612,164	—	1,612,164
Agency CMBS	—	581,552	—	581,552
CMBS	—	431,871	—	431,871
CLO	—	92,205	—	92,205
Corporate debt	—	22,240	—	22,240
Total available-for-sale investment securities	—	2,925,833	—	2,925,833
Gross derivative instruments, before netting (1)	328	145,709	—	146,037
Originated loans held for sale	—	35,750	—	35,750
Investments held in Rabbi Trust	4,780	—	—	4,780
Alternative investments (2)	—	—	—	4,331
Total financial assets held at fair value	$5,108	$3,107,292	$—	$3,116,731
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$611	$13,202	$—	$13,813
(1)For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties see Note 13: Derivative Financial Instruments.
(2)Alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. At September 30, 2020, no significant assets classified within Level 3 were identified and measured under this basis. The following is a description of valuation methodologies used for assets measured on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $14.5 million at September 30, 2020. No reductions for impairments, or adjustments due to observable price changes, was identified during the nine months ended September 30, 2020.
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
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $4.7 million at September 30, 2020. OREO and repossessed assets are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when recorded below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
In addition, the amortized cost of consumer loans secured by residential real estate property that are in process of foreclosure amounted to $12.5 million at September 30, 2020.
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
Mortgage Servicing Assets. Mortgage servicing assets are initially recorded at fair value and subsequently measured under the amortization method. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are reviewed quarterly and held at the lower of the carrying amount or fair value. Fair value adjustments, if any, are included as a component of loan related fees in the consolidated statement of income. During the nine months ended September 30, 2020, the Company recorded a $1.4 million valuation allowance. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The estimated fair value of selected financial instruments and servicing assets are as follows:

	At September 30, 2020		At December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$5,723,128	$6,006,416	$5,293,918	$5,380,653
Level 3
Loans and leases, net	21,482,212	21,695,557	19,827,890	19,961,632
Mortgage servicing assets	14,408	15,559	17,484	33,250
Liabilities:
Level 2
Deposit liabilities	$24,350,113	$24,350,113	$20,219,981	$20,219,981
Time deposits	2,570,440	2,580,279	3,104,765	3,102,316
Securities sold under agreements to repurchase and other borrowings	1,301,822	1,305,029	1,040,431	1,041,042
FHLB advances	433,243	442,724	1,948,476	1,950,035
Long-term debt (1)	568,846	525,170	540,364	555,775
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

	Three months ended September 30,
	2020			2019
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$1,531	$12	$9	$2,001	$16	$22
Expected return on plan assets	(3,380)	—	—	(2,815)	—	—
Recognized net loss	1,036	5	(38)	1,420	4	(2)
Net periodic benefit cost	$(813)	$17	$(29)	$606	$20	$20

	Nine months ended September 30,
	2020			2019
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$4,881	$35	$34	$5,956	$48	$64
Expected return on plan assets	(10,140)	—	—	(8,445)	—	—
Recognized net loss	3,021	17	(55)	4,280	11	(10)
Net periodic benefit cost	$(2,238)	$52	$(21)	$1,791	$59	$54
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
Webster also allocates the provision for credit losses to each segment based on management's estimate of the inherent loss content in each of the specific loan and lease portfolios. Allowance for credit losses on loans and leases is included in total assets within the Corporate and Reconciling category.

The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
At September 30, 2020	$12,666,764	$83,104	$10,039,505	$10,205,070	$32,994,443
At December 31, 2019	11,541,803	80,176	9,348,727	9,418,638	30,389,344
The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended September 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$107,417	$39,861	$108,218	$(36,240)	$219,256
Non-interest income	13,099	27,235	28,970	5,756	75,060
Non-interest expense	47,610	34,789	98,991	2,606	183,996
Pre-tax, pre-provision net revenue	72,906	32,307	38,197	(33,090)	110,320
Provision for credit losses	30,793	—	(8,040)	(3)	22,750
Income before income tax expense	42,113	32,307	46,237	(33,087)	87,570
Income tax expense	10,314	8,626	9,155	(9,806)	18,289
Net income	$31,799	$23,681	$37,082	$(23,281)	$69,281

	Three months ended September 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$104,549	$43,581	$104,613	$(12,204)	$240,539
Non-interest income	13,987	23,526	28,115	4,303	69,931
Non-interest expense	45,261	32,918	99,835	1,880	179,894
Pre-tax, pre-provision net revenue	73,275	34,189	32,893	(9,781)	130,576
Provision for credit losses	9,312	—	1,988	—	11,300
Income before income tax expense	63,963	34,189	30,905	(9,781)	119,276
Income tax expense	15,863	9,060	6,552	(6,064)	25,411
Net income	$48,100	$25,129	$24,353	$(3,717)	$93,865

	Nine months ended September 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$311,595	$121,868	$312,558	$(71,557)	$674,464
Non-interest income	41,063	76,721	79,995	10,735	208,514
Non-interest expense	138,848	105,887	291,644	3,037	$539,416
Pre-tax, pre-provision net revenue	213,810	$92,702	100,909	(63,859)	343,562
Provision for credit losses	131,876	—	6,965	(91)	138,750
Income before income tax expense	81,934	92,702	93,944	(63,768)	204,812
Income tax expense	20,066	24,751	18,601	(19,183)	44,235
Net income	$61,868	$67,951	$75,343	$(44,585)	$160,577

	Nine months ended September 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$303,107	$130,692	$318,741	$(28,663)	$723,877
Non-interest income	42,643	74,082	81,172	16,499	214,396
Non-interest expense	136,075	100,693	291,076	8,376	536,220
Pre-tax, pre-provision net revenue	209,675	104,081	108,837	(20,540)	402,053
Provision for credit losses	23,294	—	8,506	—	31,800
Income before income tax expense	186,381	104,081	100,331	(20,540)	370,253
Income tax expense	46,224	27,582	21,269	(17,072)	78,003
Net income	$140,157	$76,499	$79,062	$(3,468)	$292,250

Note 17: Revenue from Contracts with Customers
The following tables present revenues within the scope of ASC 606, Revenue from Contracts with Customers and the net amount of other sources of non-interest income that is within the scope of other GAAP topics:

	Three months ended September 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$2,883	$23,667	$12,704	$24	$39,278
Wealth and investment services	2,669	—	5,565	21	8,255
Other	—	3,568	526	—	4,094
Revenue from contracts with customers	5,552	27,235	18,795	45	51,627
Other sources of non-interest income	7,547	—	10,175	5,711	23,433
Total non-interest income	$13,099	$27,235	$28,970	$5,756	$75,060

	Three months ended September 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$2,987	$22,264	$16,047	$112	$41,410
Wealth and investment services	2,650	—	5,855	(9)	8,496
Other	—	1,262	650	—	1,912
Revenue from contracts with customers	5,637	23,526	22,552	103	51,818
Other sources of non-interest income	8,350	—	5,563	4,200	18,113
Total non-interest income	$13,987	$23,526	$28,115	$4,303	$69,931

	Nine months ended September 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$8,645	$70,250	$38,784	$8	$117,687
Wealth and investment services	7,784	—	16,336	(24)	24,096
Other	—	6,471	1,583	—	8,054
Revenue from contracts with customers	16,429	76,721	56,703	(16)	149,837
Other sources of non-interest income	24,634	—	23,292	10,751	58,677
Total non-interest income	$41,063	$76,721	$79,995	$10,735	$208,514

	Nine months ended September 30, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$9,108	$70,496	$47,701	$247	$127,552
Wealth and investment services	7,676	—	16,806	(26)	24,456
Other	—	3,586	1,855	—	5,441
Revenue from contracts with customers	16,784	74,082	66,362	221	157,449
Other sources of non-interest income	25,859	—	14,810	16,278	56,947
Total non-interest income	$42,643	$74,082	$81,172	$16,499	$214,396
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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At September 30, 2020	At December 31, 2019
Commitments to extend credit	$6,287,783	$6,162,658
Standby letter of credit	204,981	188,103
Commercial letter of credit	26,270	29,180
Total credit-related financial instruments with off-balance sheet risk	$6,519,034	$6,379,941
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
The following table provides a summary of activity in the reserve for unfunded credit commitments:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$10,739	$2,537	$2,367	$2,506
Adoption of ASU No. 2016-13 (CECL)	—	—	9,139	—
Provision (benefit) charged to non-interest expense	1,146	(68)	379	(37)
Ending balance	$11,885	$2,469	$11,885	$2,469

Note 19: Subsequent Events
The Company has evaluated events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, September 30, 2020, through the issuance of this Quarterly Report on Form 10-Q and determined that no significant events were identified requiring recognition or disclosure in this report.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms, were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, there were no changes made to the Company's internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Many states, including Connecticut, where we are headquartered, and New York, Massachusetts, Rhode Island, and Wisconsin, in which we have significant operations, continue to be affected.
Although Webster Bank continues to operate, the COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. Impacts to our business, requiring implementation of new processes in a short period of time, have included decreases in customer traffic in our retail branch locations, shifting transactions at branches to drive through or by appointment only, the transition of a significant portion of our workforce to remote locations, increases in requests for forbearance and loan modifications, and additional health and safety precautions implemented at all physical locations. To the extent that commercial and social restrictions remain in place or increase, our delinquencies, foreclosures, and credit losses may materially increase and we could experience reductions in fee income as transaction volumes decline.
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

Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:
•the pandemic’s course and severity;
•direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;
•political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as dividends, moratorium and other suspension of collections, foreclosure, and related obligations;
•timing, magnitude and effects of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;
•timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;
•potential impact of changes in medical spending and unemployment on our HSA business and related deposits;
•long-term effects of the economic downturn on the value of our assets and related accounting estimates;
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
We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, our stock price, our business, financial condition, results of operations and cash flows could be materially adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (2)
July	678	$27.08	—	$123,443,785
August	152	28.29	—	123,443,785
September	4,939	27.04	—	123,443,785
Total	5,769	27.07	—	123,443,785
(1)The total number of shares purchased were acquired outside of the repurchase program at market prices and related to stock compensation plan activity.
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes; (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Shareholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes To Condensed Consolidated Financial Statements, tagged in summary and in detail
		X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	X
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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 4, 2020	By:	/s/ John R. Ciulla
John R. Ciulla
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2020	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2020	By:	/s/ Albert J. Wang
Albert J. Wang
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)