Form 10-K
period 2020-12-31
WEBSTER FINANCIAL CORP
filed 2021-02-26
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
(Address and zip code of principal executive offices)
Registrant’s telephone number, including area code: (203) 578-2202

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols	Name of exchange on which registered
Common Stock, $0.01 par value	WBS	New York Stock Exchange
Depositary Shares, each representing 1/1000th interest in a share	WBS PrF	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   ☐ Yes    ☒ No
Aggregate market value of Webster Financial Corporation’s common stock held by non-affiliates was approximately $2.5 billion based on the June 30, 2020 closing price on the New York Stock Exchange, the last trading day of the registrant’s most recently completed second quarter.
Number of shares of common stock, par value $.01 per share, outstanding as of February 19, 2021 was 90,289,817.
Documents Incorporated by Reference
Part III: Definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on April 22, 2021.

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
Examples of forward-looking statements include, but are not limited to:
•projections of revenues, expenses, income or loss, earnings or loss per share, allowance for credit losses, expense savings, and other financial items;
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
Factors that could cause our actual results to differ from those discussed in the forward-looking statements include, but are not limited to:
•our ability to successfully execute our business plan and strategic initiatives, and manage our risks;
•local, regional, national and international economic conditions and the impact they may have on us and our customers;
•volatility and disruption in national and international financial markets;
•the potential adverse effects of the ongoing novel coronavirus (COVID-19) pandemic and any governmental or societal responses thereto, including the deployment and efficacy of COVID-19 vaccines, or other unusual and infrequently occurring events;
•changes in the level of non-performing assets and charge-offs;
•changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;
•adverse conditions in the securities markets that lead to impairment in the value of our investment securities and goodwill;
•inflation, changes in interest rates, and monetary fluctuations;
•the timely development and acceptance of new products and services and the perceived value of these products and services by customers;
•changes in deposit flows, consumer spending, borrowings, and savings habits;
•our ability to implement new technologies and maintain secure and reliable technology systems;
•the effects of any cyber threats, attacks or events or fraudulent activity;
•performance by our counterparties and vendors;
•our ability to increase market share and control expenses;
•changes in the competitive environment among banks, financial holding companies, and other financial services providers;
•our ability to successfully achieve the anticipated cost reductions from branch consolidations and any higher than anticipated costs or delays in implementing the consolidation plan;
•changes in laws and regulations (including those concerning banking, taxes, dividends, securities, insurance, and healthcare) with which we and our subsidiaries must comply, including recent and potential legislative and regulatory changes in response to the COVID-19 pandemic such as The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the rules and regulations that may be promulgated thereunder;
•the effect of changes in accounting policies and practices applicable to us, including changes in estimates of expected credit losses resulting from our models and assumptions in connection with recently adopted accounting guidance;
•legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; and
•our ability to appropriately address social, environmental, and sustainability concerns that may arise from our business activities.
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
ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
ALLL	Allowance for loan and lease losses
AOCI/AOCL	Accumulated other comprehensive income (loss), net of tax
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
Capital Rules	Final rules establishing a new comprehensive capital framework for U.S. banking organizations
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
CRA	Community Reinvestment Act of 1977
CRMC	Credit Risk Management Committee
CVA	Credit valuation adjustment
DIF	Federal Deposit Insurance Fund
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DTA	Deferred tax asset
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
ERMC	Enterprise Risk Management Committee
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
FRA	Federal Reserve Act
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
GDP	Gross domestic product
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
LEP	Loss emergence period
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LPL	LPL Financial Holdings Inc.
NAV	Net asset value
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI / OCL	Other comprehensive income (loss)
OREO	Other real estate owned
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration Paycheck Protection Program
QM	Qualified mortgage
ROU	Right-of-use
SALT	State and local tax
SEC	United States Securities and Exchange Commission
SERP	Supplemental defined benefit retirement plan
SIPC	Securities Investor Protection Corporation
SOFR	Secured overnight financing rate
Tax Act	Tax Cuts and Jobs Act of 2017
TDR	Troubled debt restructuring, defined in ASC 310-40 “Receivables-Troubled Debt Restructurings by Creditors”
UTB	Unrecognized tax benefit
VIE / VOE	Variable interest entity / voting interest entity, defined in ASC 810-10 “Consolidation-Overall”
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART 1
ITEM 1. BUSINESS
Company Overview
Webster Financial Corporation (the Holding Company) is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (BHC Act), incorporated under the laws of Delaware in 1986, and headquartered in Waterbury, Connecticut. Webster Bank, National Association (Webster Bank) and its HSA Bank division deliver a wide range of banking, investment, and financial services to individuals, families, and businesses. Webster Bank serves consumer and business customers with mortgage lending, financial planning, trust, and investment services through a distribution network consisting of banking centers, ATMs, a customer care center, and a full range of web and mobile-based banking services throughout southern New England and Westchester County, New York. It also offers equipment financing, commercial real estate lending, asset-based lending, and treasury and payment solutions primarily in the eastern U.S. HSA Bank is a leading provider of health savings accounts, while also delivering health reimbursement arrangements, and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states.
At December 31, 2020, Webster had assets of $32.6 billion, net loans and leases of $21.3 billion, deposits of $27.3 billion, and shareholders’ equity of $3.2 billion.
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
Webster Bank’s significant direct subsidiaries include the following: Webster Servicing, LLC, which services HSA Bank operations; Webster Mortgage Investment Corporation, a passive investment subsidiary whose primary function is to provide servicing on qualified passive investments, such as residential real estate and commercial mortgage real estate loans acquired from Webster Bank; Webster Business Credit Corporation, which offers asset-based lending services; and Webster Capital Finance, Inc., which offers equipment financing for end users of equipment.
Business Segments
Webster Bank delivers a wide range of banking, investment, and financial services through three reportable segments, as follows.
Commercial Banking provides lending, deposit, and treasury and payment solutions with a focus on building relationships with companies that have annual revenues greater than $25 million. Commercial Banking is comprised of the following:
•Middle Market delivers a full array of financial services to a diversified group of companies, utilizing industry specialization and delivering competitive products and services, primarily in the Northeast.
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
HSA Bank is a division of Webster Bank focused on providing health savings accounts, while also delivering health reimbursement arrangements and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states. It is a leading bank administrator of health savings accounts based on accounts and assets under administration. Health savings accounts are distributed nationwide directly to employers and individual consumers as well as through national and regional insurance carriers, benefit consultants, and financial advisors. At December 31, 2020, HSA Bank had approximately 3 million accounts with approximately $10 billion in health savings account deposits and linked investment balances.
Community Banking serves consumers and business banking customers primarily throughout southern New England and Westchester County, New York. Community Banking is comprised of personal and business banking, as well as a distribution network consisting of, 155 banking centers and 297 ATMs as of December 31, 2020, a customer care center, and a full range of web and mobile based banking services.
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
Human Capital Resources
Webster had 3,345 employees, comprised of 63% female and 37% male, at December 31, 2020, which is substantially unchanged from December 31, 2019. No employees are represented by a collective bargaining agreement.
Webster provides its employees with comprehensive benefits, some of which are provided on a contributory basis, including medical and dental plans, a 401(k) savings plan with a company match component, life insurance, and short-term and long-term disability coverage. Additional benefits offered include paid time off, family leave, and employee assistance programs. The Company's compensation package is designed to maintain market competitive total rewards programs for all employees in order to attract and retain superior talent. The average employee tenure is approximately 8.6 years at December 31, 2020.
The Company strives to have a powerful and diverse team of employees, knowing Webster is better together with a combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, the focus is on understanding, accepting, and valuing the differences between people. To accomplish this, Webster has established a Diversity, Equity & Inclusion Council made up of 15 employee representatives throughout the organization and a dedicated Diversity Officer. The Diversity, Equity & Inclusion Council is Co-chaired by the Chief Executive Officer.
Webster seeks to have a board of directors with diverse experience in business and areas relevant to the Company. Webster has nine directors, five of whom are female and two of whom are African American.
The success of the Company is fundamentally connected to the well-being of its people and is a top priority to management. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the resiliency of management and staff, Webster was able to transition, over a short period of time, to 75% of employees effectively working from remote locations, while ensuring a safely-distanced working environment for associates performing customer facing activities, at branches, operations centers, and office locations. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided compensation during such absences.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank) significantly changed the financial regulatory regime in the United States. Since the enactment of Dodd-Frank, U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Several provisions of Dodd-Frank remain subject to further rulemaking, guidance, and interpretation by the federal banking agencies.
Enacted in 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA) amended certain provisions of the Dodd-Frank Act. EGRRCPA provides limited regulatory relief to certain financial institutions, while preserving the existing framework under which U.S. financial institutions are regulated. In addition to amending the Dodd-Frank Act, EGRRCPA also includes certain additional banking-related provisions, consumer protection provisions and securities law-related provisions. While many of EGRRCPA's changes have been implemented through rules adopted by federal agencies, the Company expects to continue to evaluate the potential impact of EGRRCPA as it is further implemented.
CARES Act
The CARES Act was enacted in March 2020 to provide economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions like the Company and the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve System, and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Bank.

Furthermore, as the COVID-19 pandemic evolves, federal banking agencies continue to issue additional guidance and regulations with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. The Company continues to assess the impact of the CARES Act, the potential impact of new COVID-19 legislation, and other statutes, regulations, and supervisory guidance related to the COVID-19 pandemic. The CARES Act also amended the Small Business Administration loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (PPP), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In December 2020, Congress revived the PPP and allocated additional PPP funds for 2021. As a result, the Small Business Administration is anticipated to modify prior guidance and promulgate new regulations and guidance to conform with and implement the new provisions during the first quarter of 2021. As a participating PPP lender, the Bank continues to monitor legislative, regulatory, and supervisory developments related thereto.
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
Mergers and Acquisitions
The BHC Act, Bank Merger Act, and other federal and state statutes regulate the direct and indirect acquisition of depository institutions. The BHC Act requires Federal Reserve System prior approval for a bank holding company to acquire, directly or indirectly, 5% or more of any class of voting securities of a commercial bank or its parent holding company, and for a company other than a bank holding company to acquire 25% or more of any class of voting securities of a bank or bank holding company.  In April 2020, the Federal Reserve System adopted a final rule codifying the presumptions used in determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHC Act, and providing greater transparency on the types of relationships that the Federal Reserve System generally views as supporting a determination of control. Under the Change in Bank Control Act, any person or company may not acquire, directly or indirectly, control of a bank without providing 60 days prior notice and receiving a non-objection from the appropriate federal banking agency.
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

Debit Card Interchange Fees
Dodd-Frank requires that any interchange transaction fee charged for a debit transaction be reasonable and proportional to the cost incurred by the issuer for the transaction and includes regulations that establish such fee standards, eliminate exclusivity arrangements between issuers and networks for debit card transactions, limit restrictions on merchant discounting for use of certain payment forms, and minimum-maximum amount thresholds as a condition for acceptance of credit cards. The Federal Reserve System, pursuant to Dodd-Frank, approved a final debit card interchange rule which caps an issuer’s base fee at 21 cents per transaction and allows for an additional amount equal to 5 basis points of the transaction's value. The Federal Reserve System separately issued a final rule that also allows a fraud-prevention adjustment of one-cent per transaction conditioned upon an issuer developing, implementing, and updating reasonably designed fraud-prevention policies and procedures. HSA Bank interchange revenue is not subject to this rule.
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
Volcker Rule
Section 619 of Dodd-Frank, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Webster and Webster Bank, from: (i) engaging in proprietary trading and (ii) investing in or sponsoring certain covered funds, subject to certain limited exceptions. Under the Volcker Rule, the term covered funds is defined as any issuer that would be an investment company under the Investment Company Act but for the exemption in section 3(c)(1) or 3(c)(7) of that Act, which includes collateralized loan obligation securities (CLO) and collateralized debt obligation securities. There are also several exemptions from the definition of covered fund, including, among other things, loan securitization, joint ventures, certain types of foreign funds, entities issuing asset-backed commercial paper, and registered investment companies. The EGRRCPA and subsequent promulgation of inter-agency final rules have aimed to simplify and tailor requirements related to the Volcker Rule, including eliminating collection of certain metrics and reducing the compliance burdens associated with other metrics for banks with less than $20 billion in average trading assets and liabilities. In June 2020, the Federal Reserve System - along with the CFTC, FDIC, the OCC, and the SEC - issued a final rule modifying the Volcker Rule’s prohibition on banking entities investing in or sponsoring hedge funds or private equity funds, collectively known as covered funds. The final rule modifies three areas of the Volcker Rule by: (1) streamlining the covered funds portion of the rule; (2) addressing the extraterritorial treatment of certain foreign funds; and (3) permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The new rule became effective October 1, 2020. The Federal Reserve has granted Webster until July 21, 2022 to bring its holdings into compliance with the Volcker Rule.
Dividends
The primary source of liquidity at the Holding Company is dividends from Webster Bank. Prior approval from the OCC is required for a national bank to declare a dividend in any year that would exceed the sum of its net income for that year and its undistributed net income for the preceding two years, less any required transfers to surplus. Webster Bank paid the Holding Company $20.0 million in dividends during the year ended December 31, 2020 and had $361.0 million of undistributed net income available for payment of dividends at December 31, 2020.
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

Federal Reserve System
Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks (FRBs). The regulations require that Webster maintain cash reserves against aggregate transaction accounts in excess of the exempt amount. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements, however, effective March 26, 2020 they reset the reserve requirement to zero to address liquidity concerns due to COVID-19. The reserve requirement remains subject to adjustment as conditions warrant.
As a national bank and member of the Federal Reserve System, Webster Bank is required to hold capital stock of the FRB of Boston. The required shares may be adjusted up or down based on changes to Webster Bank’s common stock and paid-in surplus. Webster Bank was in compliance with these requirements, with a total investment in FRB of Boston stock of $60.1 million at December 31, 2020. The FRBs pay, to member banks with total assets greater than $10 billion, a semi-annual dividend equal to the lesser of 6% or the yield on the 10-year Treasury note auctioned at the last auction prior to the dividend payment date.
Federal Home Loan Bank System
The Federal Home Loan Bank (FHLB) System provides a central credit facility for member institutions. Webster Bank is a member of the FHLB of Boston and is required to purchase and hold shares of capital stock in the FHLB for both membership and activity-based purposes. Capital stock requirements include an amount equal to 0.35% of the aggregate principal amount of the Bank’s unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25 million, plus an amount that varies from 3.0% to 4.5% depending on the maturities of its FHLB advances, which totaled approximately $0.1 billion at December 31, 2020. Webster Bank was in compliance with these requirements, with a FHLB stock investment of $17.5 million at December 31, 2020.
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
Under the Capital Rules, for most banking organizations, including Webster, the most common form of additional Tier 1 capital is non-cumulative perpetual preferred stock, and the most common forms of Tier 2 capital are subordinated notes and the qualifying portion of the allowance for credit losses (ACL), all subject to specific requirements of the Capital Rules. Tier 1 capital to adjusted, as defined, average consolidated assets is known as the Tier 1 leverage ratio.
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
Under the Basel III Rule, certain off-balance sheet commitments and obligations are converted into risk-weighted assets that, together with on-balance sheet assets, are the base against which regulatory capital is measured. The risk-weighting categories are standardized for bank holding companies and banks based on a risk-sensitive analysis, depending on the nature of the exposure. Risk weights range from 0% for U.S. government securities to 1,250% for exposures such as certain tranches of complex securitizations or certain equity exposures.
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
Concurrent with enactment of the CARES Act, the federal banking agencies issued an interim final rule in late March 2020 that delayed the estimated impact on regulatory capital resulting from the adoption of the Current Expected Credit Losses (CECL) methodology. Subsequently, on August 26, 2020, the federal banking agencies issued a final rule that allows institutions that adopt the CECL accounting standard in 2020 to mitigate CECL’s estimated effects on regulatory capital. The CECL final rule is substantially similar to the interim final rule issued in March 2020 in connection with other CARES Act related regulatory relief. The final rule gives eligible institutions the option to mitigate the estimated capital effects of CECL for two years, followed by a three-year transition period. The Company has elected this capital relief and delayed the regulatory capital impact of adopting CECL.
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
The Gramm-Leach-Bliley Act requires that financial institutions implement comprehensive written information security programs that include administrative, technical, and physical safeguards to protect consumer information. Federal banking agencies have also adopted guidelines for establishing information security standards and programs to protect such information. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third-parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack.

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

On December 17, 2019, the OCC and the FDIC issued a joint notice of proposed rulemaking to modernize the regulations implementing the CRA. The rulemaking was intended to (i) clarify which activities qualify for CRA credit, (ii) update where activities count for CRA credit, (iii) create a more transparent and objective method for measuring CRA performance, and (iv) provide for more transparent, consistent, and timely CRA-related data collection, record keeping, and reporting. On May 20, 2020, the OCC issued its final rule on CRA modernization in keeping with these purposes. However, at the same time, the FDIC announced its withdrawal from the joint rulemaking with the OCC, citing the impact of the COVID-19 pandemic as the reason for its withdrawal. As a consequence, the OCC’s final rule only applies to national banks such as Webster Bank. Webster Financial Corporation and Webster Bank do not anticipate any adverse impact to the Bank's CRA compliance as a result of the OCC's final rule, but continue to monitor developments and assess the impact, if any, of further changes to the CRA regulations proposed by the FDIC and Federal Reserve System.
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

Risk Management Framework
Webster maintains a comprehensive risk management program with a defined enterprise risk management framework that provides a structured approach for identifying, assessing, and managing risks across the Company, including strategic, credit, financial (market, liquidity, and capital), information, operational and compliance, legal, and reputation risks as discussed in the sections below.
The risk management framework enables the aggregation of risk across the enterprise and ensures the Company has the tools, programs, and processes in place to support informed decision making in order to anticipate risks and to maintain Webster's risk profile consistent with its risk appetite.
The risk management framework includes a risk appetite statement approved annually by the Board of Directors. The risk appetite statement is supported by board and business level scorecards with defined risk tolerances that establish the level of risk that the Company is willing to accept. The risk appetite statement is reviewed annually to ensure alignment of risk appetite with Webster's strategic and financial plan.
In support of Webster's strong risk culture, Webster promotes proactive risk management by all employees and clear ownership and accountability across three lines of defense to enable an effective and credible challenge. Employees in the lines of business serve as the first line of defense and have responsibility for identifying, managing and owning the risks in their businesses. The first line of defense also includes support functions that provide information technology, operations, servicing, processing, or other support. The second line of defense is comprised of various risk management, compliance, and control functions responsible for providing guidance, oversight, and challenge to the first line of defense. Internal Audit and Credit Risk Review, which report directly to the chairs of the Audit and Risk Committees of the Board, respectively, serve as the third line of defense and ensure thorough review and testing that appropriate risk management controls, processes, and systems are in place and functioning effectively.
The Risk Committee of the Board of Directors, comprised of independent directors, oversees Webster’s risk management activities and provides input and guidance to the Board of Directors and the executive team on risk related matters. The Chief Executive Officer has ultimate responsibility for ensuring the risk profile of the Company remains within the risk appetite and for ensuring execution of the risk management framework. The Chief Risk Officer is responsible for establishing and maintaining Webster's enterprise risk management framework and directly overseeing the credit risk, operational and compliance risk oversight programs. The Chief Financial Officer is responsible for overseeing market, liquidity, and capital risk management activities. The Chief Information Officer is responsible for overseeing information security and technology risk programs. The General Counsel is responsible for overseeing legal risk activities. Webster’s Enterprise Risk Management Committee (ERMC) was formed to support the design and execution of the risk management program and is chaired by the Chief Risk Officer and is comprised of Webster's executive officers and senior risk officers. The ERMC reports its findings to the Risk Committee of the Board.
Strategic Risk
Strategic Risk represents the risk of ineffective strategy selection and execution. Webster maintains a comprehensive and continuous strategic review process that informs the long-range plan. Webster's long-range plan is developed by the Operating Management Committee, consisting of Webster's executive officers, addresses strategic risks, and is aligned with our risk appetite, capital plan and liquidity requirements. The Board reviews the impact of strategic choices on the risk profile and opines on the long-range plan. Executive management executes the long-range plan within the established performance parameters and monitors execution of the plan and updates the Board on the progress throughout the year. Key strategic actions including mergers/acquisitions and partnerships with key strategic partners are reviewed and approved by the Board. At the business level, processes are in place to understand the strategic risk impact of new, expanded or modified products and services and to provide appropriate level of review and approval.
Credit Risk
Credit risk represents the risk of a consumer or commercial borrower, issuer, or counterparty failing to meet its contractual obligations under a loan, security, or derivative agreement. Webster manages and controls credit risk in its loan, investment, and derivative portfolios through established underwriting practices, adherence to standards, and utilization of portfolio and transaction monitoring tools and processes. Credit policies and underwriting guidelines provide limits on exposure and establish other standards as deemed necessary and prudent. Approval and reporting requirements are implemented to ensure proper risk identification, decision rationale, risk ratings, and disclosure of policy exceptions.
Credit risk management activities are overseen by the Chief Credit Officer who reports to the Chief Risk Officer. The Chief Credit Officer and team of credit executives are independent of the loan production and treasury functions. The credit risk function oversees the underwriting, approval, portfolio management, and troubled asset processes and establishes and ensures adherence to credit policies.

The Credit Risk Management Committee (CRMC) meets regularly to review key credit risk topics, issues, portfolios and policies. The CRMC reviews Webster’s credit risk scorecard, which covers key risk indicators and limits established as part of the Company’s risk appetite framework. The CRMC is chaired by the Chief Credit Officer and includes executives and senior managers from the first and second lines of defense. Important findings regarding credit quality and trends within the loan and investment portfolios are regularly reported to the ERMC and Risk Committee of the Board of Directors.
Information Security and Technology Risks
The use of technology to store and process information and an increasing use of mobile devices and cloud technologies to conduct financial transactions exposes Webster to the risk of potential operational disruption or information security incidents. Sources of these risks include deliberate or accidental acts by employees, external parties, technology failure, third-party security practices, and environmental factors. Webster is committed to detecting, preventing, and responding to incidents that may impact the confidentiality, integrity, and availability of information assets, and has established a comprehensive information security and technology program under the direction of the Chief Information Security Officer. Webster's information technology risk function is responsible for the technology risk framework and associated policies, procedures, and processes. Oversight of both the information security and information technology risk programs is provided by the Information Risk Committee, which is chaired by the Director of Information Technology Risk. The Information Risk Committee regularly reports its findings to the ERMC and Risk Committee/Board of Directors.
Operational and Compliance Risks
Operational risk represents the risk of loss resulting from inadequate or failed internal processes, people, and systems or from external events. The Operational Risk function is responsible for establishing processes and tools to identify, manage, and aggregate operational risk across the organization; providing guidance and advice on operational risk matters; and educating the organization on operational risks. Compliance risk represents the risk of non-adherence to applicable laws and regulations, including fines, penalties and reputation damage. Specific programs and functions have been implemented to manage the risks associated with legal and regulatory requirements, suppliers and other third-parties, information security, business disruption, fraud, analytical and forecasting models, and new products and services.
Webster’s Operational Risk Management Committee, which consists of senior risk officers and senior managers responsible for operational and compliance risk management across the Company, periodically reviews the operational and compliance programs, as well as key operational risk trends, issues, and mitigation activities. The Director of Enterprise and Operational Risk Management chairs the Operational Risk Management Committee and is responsible for overseeing the development and implementation of Webster’s operational risk management framework. The Operational Risk Management Committee regularly reports its findings to the ERMC and Risk Committee/ Board of Directors.
Market, Liquidity, and Capital Risk
Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity, equity, and other market rates. The risk of loss is assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Webster's primarily market risk exposure is to changes in interest rates and it aims to maintain interest rate exposure within established limits. Liquidity risk refers to the ability to meet a demand for funds by converting assets into cash or cash equivalents and borrowing money at an acceptable cost. Webster aims to maintain sufficient liquidity to meet day to day and longer term cash flow requirements of its customers. Capital risk is the risk of having insufficient capital to pursue the bank's business objectives in a normal or stressed environment. Webster aims to maintain adequate capital to support its business objectives and risk appetite.
Market, Liquidity, and Capital risks are managed under the supervision of the Treasurer who reports to the Chief Financial Officer. As part of the risk management governance, Webster has an established Asset/Liability Committee (ALCO) that meets regularly to review key market, liquidity, and capital risk topics. ALCO reviews policies, key risk indicators and limits established as part of the Company's risk appetite framework. ALCO is chaired by the Treasurer and includes the Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, and other key executives and senior managers. ALCO regularly reports its findings to the ERMC and Risk Committee/Board of Directors.
Legal and Reputational Risks
Legal risk represents financial or reputational exposure resulting from bank initiated or third-party initiated litigation and the risk that Webster's governance structure is inadequate to facilitate Board oversight of company activities to ensure alignment with regulatory guidelines and stakeholder expectations.
The General Counsel chairs the Litigation Risk Management Committee, which is comprised of executive officers and key senior managers, and oversees all aspects of legal risk including the review of material pending litigation, litigation-related standards and procedures, emerging trends in litigation, and developments in the law relating to Webster's conduct of business. The Litigation Risk Management Committee regularly reports its findings to the ERMC and the Risk Committee/Board of Directors.

Reputational risk represents the risk of negative public and/or market perception of internal conduct or business practices. Reputational risk management is a collective effort of the entire organization that crosses departments and functions. All employees are guided by the corporate values to exercise sound judgment and common sense in making decisions taking into consideration the impact of such decisions on all stakeholders. They are incented to behave ethically and promptly escalate perceived issues. The Risk Committee provide an oversight of reputational risks arising from business activities.
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
Results of Internal Audit reviews are reported to management and the Audit Committee of the Board of Directors. Corrective
measures are monitored to ensure risk issues are mitigated or resolved. The Chief Audit Executive reports functionally to the
Audit Committee and administratively to the Chief Executive Officer. The appointment or replacement of the Chief Audit
Executive is overseen by the Audit Committee.
Additional information on risks and uncertainties and additional factors that could affect the Company’s results of operations can be found in Item 1A and elsewhere within this Form 10-K for the year ended December 31, 2020, and in other reports Webster Financial Corporation files with the SEC.

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
The COVID-19 pandemic has caused disruptions to our business and could cause material disruptions to our business and operations in the future. Impacts to our business have included decreases in customer traffic in our retail branch locations, the transition of a significant portion of our workforce to remote locations, increases in requests for forbearance and loan modifications, and additional health and safety precautions implemented at all physical locations. To the extent that commercial and social restrictions remain in place or increase, our delinquencies, foreclosures, and credit losses may materially increase and we could experience reductions in fee income as transaction volumes decline.
Unfavorable economic conditions may also make it more difficult for us to maintain loan origination volume. Furthermore, such conditions have and may continue to cause the value of collateral associated with our existing loans to decline. The persistence or worsening of current economic conditions could also adversely affect certain risks related to our accounting estimates.
While we have taken and are continuing to take actions to protect the safety and well-being of our employees, customers, and communities, no assurance can be given that the steps being taken will be adequate.
Among the factors outside our control that are likely to affect the impact that the COVID-19 pandemic will ultimately have on our business are:
•the pandemic’s course and severity;
•direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, consumer spending and real estate market values;
•political, legal and regulatory actions and policies in response to the pandemic, including any effect of restrictions on commerce and banking, such as dividends, moratorium or other suspension of collection, foreclosure, or related obligation;
•timing, magnitude and effects of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;
•timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;
•potential impact of changes in medical spending and unemployment on our health savings account (HSA) business and related deposits;
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
We continue to monitor the COVID-19 pandemic, vaccine availability and deployment, and related risks, although the rapid development and fluidity of these situations preclude any specific prediction as to its ultimate impact on us. If the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Difficult conditions in the economy and the financial markets may have a materially adverse effect on our business, financial condition, and results of operations.
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
Recently, the COVID-19 pandemic has caused cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability.
In addition to the risk associated with the continuing effects of the COVID-19 pandemic, we may face the following risks in connection with developments in the current economic and market environment:
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
A significant percentage of our loans are secured by real estate, primarily across the Northeast. Our success depends in part upon economic conditions in Southern New England and our other geographic markets. These areas have been and continue to be affected by the COVID-19 pandemic, including Connecticut, where we are headquartered, and New York, Massachusetts, Rhode Island, and Wisconsin, in which we have significant operations. Continued difficult economic conditions or further adverse changes in such local markets could reduce our growth in loans and deposits, increase problem loans and charge-offs, and otherwise negatively affect our performance and financial condition.
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

Changes in interest rates and spreads may have a materially adverse effect on our business, financial condition, and results of operations.
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
The United Kingdom Financial Conduct Authority, the authority that regulates LIBOR, has announced it intends to stop compelling contributing banks to submit to the Intercontinental Exchange (ICE) Benchmark Administrator the rates for the calculation of LIBOR after 2021, which may result in the use of LIBOR in financial contracts being phased out by the end of 2021. Certain US Dollar LIBOR rates will continue to be published until June 30, 2023 for existing LIBOR-indexed financial instruments, however no new LIBOR-indexed financial instruments can be originated after December 31, 2021. The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York represents best alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and the Company is currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. It is not possible at this time to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our loan and lease and investment portfolios, asset-liability management, business, financial condition, and results of operations. Webster has interest rate swap agreements and other instruments that are indexed to LIBOR and is currently monitoring and evaluating this activity and the related risks. The transition may change our market risk profile, potentially requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our business and reputation and increase legal and operational costs.
Regulatory, Compliance, Legal, and Environmental Risks
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
Our accounting policies and methods are fundamental to how we record and report our results of operations and financial condition. Accordingly, we exercise judgment in selecting and applying these accounting policies and methods so they comply with U.S. Generally Accepted Accounting Principles (GAAP). The Financial Accounting Standards Board (FASB), regulatory agencies, and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies may change prior interpretations or positions on how these standards should be applied. The impact of these changes can be difficult to predict and can materially impact how we report our results of operations and financial condition. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior period financial statements by material amounts. Such changes could also require the Company to incur additional personnel, technology, or other costs. For example, under CECL, the new accounting standard on credit losses which became effective for us on January 1, 2020, credit losses on loans and held-to-maturity securities and other financial assets carried at amortized cost are required to be recognized earlier than in the past. A discussion of accounting standards recently adopted, including CECL, and issued but not yet adopted can be found in Note 1 to the Consolidated Financial Statements.
Health care reforms could adversely affect our HSA Bank division, revenues, financial position, and results of operations.
The enactment of health care reforms affecting health savings accounts at the federal or state level may affect our HSA Bank division, which is a bank custodian of health savings accounts. We cannot predict if any such reforms will ultimately become law, or, if enacted, what their terms or the regulations promulgated pursuant to such laws will be. Any health care reforms enacted may be phased in over a number of years but, if enacted, could, with respect to the operations of HSA Bank, reduce revenues, increase costs, and require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position, and cash flows could be materially adversely affected by such changes.
The Holding Company may not pay dividends if we are not able to receive dividends from our subsidiary, Webster Bank.
The Holding Company is a separate and distinct legal entity from our banking and non-banking subsidiaries and depend on the payment of cash dividends from Webster Bank and our existing liquid assets as the principal sources of funds for paying cash dividends on our common stock. Unless we receive dividends from Webster Bank or choose to use our liquid assets, we may not be able to pay dividends. Webster Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. See the sub-section captioned “Dividends” in Item 1 of this report for a discussion of regulatory and other restrictions on dividend declarations.
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
•our ability to successfully achieve the anticipated cost reductions and retain customer relationships from strategic initiatives and any higher than anticipated costs or delays in implementing the banking center consolidation plan;
•the ability to expand market position;
•the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service and products; and
•industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which in turn could have a material adverse effect on our financial condition and results of operations.
The loss of key partnerships could adversely affect our HSA Bank division.
Our HSA Bank division relies on partnerships with various health insurance carriers and other partners to maximize our distribution model. In particular, health plan partners who provide high deductible health plan options are a significant source of new and existing health savings account holders. If these health plan partners or other partners choose to align with our competitors or develop their own solutions, our results of operations, business, and prospects could be adversely affected.
We continually encounter technological change. The failure to adapt to these changes could negatively impact our business.
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
A failure or breach of our systems, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.
As a financial institution, we depend on our ability to process, record, and monitor a large number of customer transactions, and customer, public, and regulatory expectations regarding operational and information security have increased over time. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing systems, or other operating systems and facilities, including mobile banking and other recently developed technologies, may stop operating properly or become disabled or compromised as a result of a number of factors that may be wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters; pandemics; events arising from political or social matters, including terrorist acts; and cyber-attacks. Although we have business continuity plans and believe we have robust information security procedures and controls in place, disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems, or devices on which customers’ personal information is stored and that our customers use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, which could have a materially adverse effect on our results of operations and financial condition.
Third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including breakdowns or failures of their own systems, capacity constraints, and cyber-attacks.
In recent years, information security risks for financial institutions have increased due in part to the increased sophistication and activities of organized crime, hackers, terrorists, hostile foreign governments, activists, and other external parties. There have been several instances involving financial services and consumer-based companies reporting unauthorized access to, and disclosure of, client or customer information or the destruction or theft of corporate data. There have also been highly publicized cases where hackers have requested ransom-payments in exchange for not disclosing customer information. In addition, as a result of the COVID-19 pandemic and the related increase in remote working by our personnel and the personnel of other companies, the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, has increased.
Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened, and as a result, the continued development and enhancement of our controls, processes, and practices designed to protect and facilitate the recovery of our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a high priority for us. As an additional layer of protection, we have purchased network and privacy liability risk insurance coverage which includes digital asset loss, business interruption loss, network security liability, privacy liability, network extortion, and data breach coverage, though there can be no assurance that such insurance will fully cover any actual losses. As cyber threats continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.
Disruptions in services provided by third-party vendors may result in a material adverse effect on our business.
We rely on third-party vendors to provide products and services necessary to maintain day-to-day operations. For example, we are dependent on our vendor-provided core banking processing systems to process a large number of increasingly complex transactions. Accordingly, we are exposed to the risk that these vendors might not perform in accordance with the contracted arrangements or service level agreements because of changes in the vendor’s organizational structure, financial condition, changes in support for existing products, services, and technology, changes in strategic focus, effects related to the COVID-19 pandemic, or for any other reason. Such failure to perform could be disruptive to our operations, which could have a materially adverse impact on our business, results of operations, and financial condition. While we require third-party outsourced service providers to have business continuity and disaster recovery plans that are aligned with our overall recovery plans, we cannot be assured that such plans will operate successfully or in a timely manner so as to prevent any such material adverse impact.
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

Risks Relating to Accounting Estimates
Our allowance for credit losses may be insufficient.
Our business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition. For example, declines in housing activity including declines in building permits, and home prices, may make it more difficult for our borrowers to sell their homes or refinance their debt. Sales may also slow, which could strain the resources of real estate developers and builders. We may suffer higher credit losses as a result of these factors and the resulting impact on our borrowers. A declining economy could negatively affect employment levels and impact the ability of our borrowers to service their debt. Bank regulatory agencies also periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we may need, depending on an analysis of the adequacy of the allowance for credit losses, additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income, and may have a material adverse effect on our financial condition, results of operations, and regulatory position.
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
General Risk Factors
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

The ongoing COVID-19 pandemic has resulted in severe volatility in the financial markets, including our common stock, and meaningfully lower stock prices for many companies.
Changes in the federal, state or local tax laws may negatively impact our financial performance.
We are subject to changes in tax law that could increase our effective tax rates. Such changes in tax laws, interpretation, guidance, or regulation that may be promulgated could negatively impact our business and our customers. The new administration has indicated it may propose an increase in the federal corporate tax rate. We are unable to predict whether this, or any other proposed change will ultimately be enacted.
We are subject to financial and reputational risks from potential liability arising from lawsuits.
The nature of our business ordinarily results in a certain amount of claims and legal action. Whether claims and related legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect how the market perceives us, the products and services we offer, as well as impact customer demand for those products and services. We assess our liabilities and contingencies in connection with outstanding legal proceedings as well as certain threatened claims utilizing the latest and most reliable information. For matters where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established. For matters where it is probable we will incur a loss and the amount can be reasonably estimated, we establish an accrual for the loss. Once established, the accrual is adjusted periodically to reflect any relevant developments. The actual cost of any outstanding legal proceedings or threatened claims, however, may turn out to be substantially higher than the amount accrued. These costs may adversely affect our business, results of operations, and prospects.
We may not be able to attract and retain skilled people.
Our success depends in large part on our ability to attract and retain key people. Competition for the best people in most activities in which we engage can be intense and we may not be able to hire people or retain them. The availability of key personnel can also be affected by external factors such as the COVID-19 pandemic or similar events. The unexpected loss of services of key personnel could have a material adverse impact on the business as we would lose their skills, knowledge of the market, and years of industry experience, and may have difficulty promptly finding qualified replacement personnel.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable

ITEM 2. PROPERTIES
The Company maintains its headquarters in Waterbury, Connecticut. This owned facility houses the Company’s primary executive and administrative functions, as well as the principal banking headquarters of Webster Bank. Additional administrative functions are in an owned facility in New Britain, Connecticut and in leased facilities in Stamford and Southington, Connecticut. The Company considers its properties suitable and adequate for present needs.
In addition to the properties noted above, the Company’s segments maintain the following leased or owned offices. Lease expiration dates vary, up to 66 years, with renewal options for 1 to 10 years. For additional information regarding leases and rental payments refer to Note 8: Leasing in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Commercial Banking
The Commercial Banking segment maintains offices across a footprint that primarily ranges from Boston, Massachusetts to Washington, D.C. Significant properties are located in: Hartford, New Haven, Stamford, and Waterbury, Connecticut; Boston, Massachusetts; New York City and White Plains, New York; Conshohocken, Pennsylvania; and Providence, Rhode Island.
The Commercial Banking segment also includes: Webster Capital Finance with headquarters in Southington, Connecticut; Webster Business Credit Corporation with headquarters in New York, New York and offices in Atlanta, Georgia, Baltimore, Maryland, Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, and New Milford, Connecticut; and Private Banking with headquarters in Stamford, Connecticut and offices in Hartford, New Haven, Waterbury, and Greenwich, Connecticut, Boston, Massachusetts, and Providence, Rhode Island.
HSA Bank
The HSA Bank segment is headquartered in Milwaukee, Wisconsin with an office in Sheboygan, Wisconsin.
Community Banking
The Community Banking segment maintains the following banking centers, as of December 31, 2020:

Location	Leased	Owned	Total
Connecticut	72	38	110
Massachusetts	19	10	29
Rhode Island	6	3	9
New York	7	—	7
Total banking centers	104	51	155
On December 1, 2020, the Company announced a plan to consolidate 26 banking centers located in Connecticut, Massachusetts and Rhode Island. The Company plans to integrate these locations into other nearby banking centers within its network. These actions are a result of the Company’s increased focus on balancing physical locations and digital banking channels, driven by increased client usage of online and mobile banking. The Company expects to complete these actions by the end of the second quarter of 2021. The final number of banking centers consolidated may vary from the plan.
ITEM 3. LEGAL PROCEEDINGS
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
On February 19, 2021, there were 4,955 shareholders of record as determined by Broadridge Corporate Issuer Solutions, Inc., the Company’s transfer agent.
Refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the sections captioned "Financial Condition" for dividend information.
Recent Sales of Unregistered Securities
No unregistered securities were sold by Webster Financial Corporation during the three year period ended December 31, 2020.
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for Webster Financial Corporation’s common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (2)
October	1,285	$29.88	—	$123,443,785
November	318	35.55	—	123,443,785
December	1,939	42.09	—	123,443,785
Total	3,542	37.07	—	123,443,785
(1)The total number of shares purchased were acquired outside of the repurchase program at market prices and related to stock compensation plan activity.
(2)Webster maintains a common stock repurchase program which authorizes management to purchase shares of its common stock, in open market or privately negotiated transactions, subject to market conditions and other factors. On October 29, 2019, the Company announced that its Board of Directors approved a modification to this program, originally approved on October 24, 2017, increasing the maximum dollar amount available for repurchase to $200 million. This program will remain in effect until fully utilized or until modified, superseded, or terminated. Due to the economic environment resulting from the pandemic in 2020, the Company temporarily suspended repurchases under its common stock repurchase program, but will resume repurchases when market conditions warrant.

Performance Graph
The performance graph compares Webster Financial Corporation’s cumulative shareholder return on its common stock over the last five fiscal years to the cumulative total return of the Standard & Poor’s 500 Index (S&P 500 Index) and the Keefe, Bruyette & Woods Regional Banking Index (KRX Index).
Cumulative shareholder return is measured by dividing total dividends, assuming dividend reinvestment, for the measurement period plus share price change for a period by the share price at the beginning of the measurement period. The cumulative shareholder return over a five-year period assumes a simultaneous initial investment of $100, on December 31, 2015, in Webster Financial Corporation common stock and in each of the indices above.

	Period Ending December 31,
	2015	2016	2017	2018	2019	2020
Webster Financial Corporation	$100	$150	$158	$142	$158	$131
S&P 500 Index	$100	$112	$136	$130	$171	$203
KRX Index	$100	$139	$142	$117	$145	$132

ITEM 6. SELECTED FINANCIAL DATA
The required information is set forth below, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the section captioned "Results of Operations," which is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following presentation should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes thereto of Webster Financial Corporation contained elsewhere in this report. For a comparison of the 2019 results to the 2018 results and other 2018 information not included herein, refer to the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the sections captioned "Financial Performance" through "Income Taxes" in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19
COVID-19, or the Coronavirus, has continued to cause significant disruptions to the U.S. economy and disrupted banking and other financial activity in the areas in which the Company operates. The broad impact and preventive measures taken to contain or mitigate the outbreak have, and are likely to continue to have, significant negative effects on the U.S. and global economy, employment levels, employee productivity, and financial market conditions. The pandemic may cause increasingly negative effects on the ability of our borrowers to repay outstanding loans, the value of collateral securing loans, demand for loans and other financial services products, and consumer discretionary spending. As a result of these and other consequences, the outbreak has adversely affected our business, results of operations and financial condition. The extent to which COVID-19 will continue to impact our results will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak, the actions taken to contain or mitigate its impact, and the pace and extent of economic recovery in the United States and, in particular, in the states in which we operate. COVID-19 vaccines have been developed with promising efficacy and the new administration is setting policies focused on increasing the quantity of vaccine made available and speed with which they are administered. The timing and extent to which these policies have a positive impact are uncertain at this time.
Webster has taken the following actions, through December 31, 2020, to support its employees, customers, and the communities we serve through the following initiatives:
Support for Employees: Webster transitioned to a remote work environment, where possible, with approximately 75% of employees currently working remotely, zero-interest loans were made available to assist employees and their families, expanded recognition programs were launched, and extra cleaning and safety protocols have been put in place for all properties where a slow and cautious return to the workplace is being implemented in compliance with state guidelines;
Support for Customers: Webster instituted a foreclosure moratorium for occupied Webster-owned residential mortgages, modified branch operations, increased deposit limits, waived penalties for early CD withdrawals, and waived or reduced certain fees. In addition, Webster continues to work with customers adversely impacted by COVID-19 through participation in the Small Business Administration Paycheck Protection Program (PPP) where it has funded nearly $1.5 billion in PPP loans to over 10,000 customers. Webster continues to engage with its customers and has provided accommodations through various loan modifications supporting over 2,500 customers; and
Support for Communities: Webster immediately provided nearly $2 million in donations to nonprofit and community organizations in our footprint including Feeding America, American Red Cross, and United Way (CT, RI, MA, NY, WI) to satisfy urgent basic needs brought on by the pandemic.
Information regarding the effects and potential effects of the ongoing Coronavirus pandemic on Webster's business, operating results, and financial condition is further described throughout this MD&A.
Strategic Initiatives
The Company has launched a strategic plan that is expected to drive revenue enhancements and cost saving opportunities across the organization. As these strategic initiatives are implemented, they are expected to drive incremental revenue, reduce costs, and enhance digital capabilities. Significant progress has been made in several areas including,
•Banking center consolidation: In December, the consolidation of 26 banking centers was announced that will drive expense savings beginning in the third quarter of 2021;
•Organization simplification: Organizational actions are underway and will begin delivering benefits in the second quarter of 2021; and
•Process optimization and ancillary spend reduction: Increased discipline around third party spend and redesigning processes to be more efficient; anticipated savings will be delivered throughout 2021.
Costs incurred in 2020 related to these strategic initiatives include $17.9 million in severance, $14.5 million in facilities optimization, and $10.3 million in other project costs. In addition, $4.1 million in debt prepayment penalty and related hedge termination costs were incurred in the fourth quarter of 2020. Additional costs are expected to be incurred in 2021 as the Company continues to implement these actions and additional initiatives.

Results of Operations
The Company's financial position and results of operations as of and for the year ended December 31, 2020 have been significantly impacted by the COVID-19 pandemic. The economic environment and uncertainty related to the pandemic contributed to the $137.8 million provision for credit losses recognized under the new CECL accounting standard adopted by the Company on January 1, 2020. While the Company has not experienced a significant increase in charge-offs due to the COVID-19 pandemic to-date, the continued uncertainty regarding the severity and duration of the pandemic and related economic effects will continue to affect the Company’s estimate of its allowance for credit losses and resulting provision for credit losses. The Company’s interest income may also be negatively impacted in future periods as the Company continues to work with its affected borrowers to help them manage their financial position, by deferring payments, interest, and fees. Additionally, net interest margin has been reduced generally as a result of the low rate environment. These uncertainties and the resulting economic environment will continue to affect earnings and growth projections which may result in deterioration of asset quality in the Company's loan and investment portfolios, or fair value of other assets.
Selected financial highlights are presented in the following table:

	At or for the years ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Balance Sheets
Total assets	$32,590,690	$30,389,344	$27,610,315	$26,487,645	$26,072,529
Loans and leases, net	21,281,784	19,827,890	18,253,136	17,323,864	16,832,268
Investment securities	8,894,665	8,219,751	7,224,150	7,125,429	7,151,749
Deposits	27,335,436	23,324,746	21,858,845	20,993,729	19,303,857
Borrowings	1,696,182	3,529,271	2,634,703	2,546,141	4,017,948
Preferred stock	145,037	145,037	145,037	145,056	122,710
Total shareholders' equity	3,234,625	3,207,770	2,886,515	2,701,958	2,527,012
Statements Of Income
Interest income	$1,002,049	$1,154,583	$1,055,167	$913,605	$821,913
Interest expense	110,656	199,456	148,486	117,318	103,400
Net interest income	891,393	955,127	906,681	796,287	718,513
Provision for credit losses	137,750	37,800	42,000	40,900	56,350
Non-interest income	285,277	285,315	282,568	259,478	264,478
Non-interest expense	758,946	715,950	705,616	661,075	623,191
Income before income tax expense	279,974	486,692	441,633	353,790	303,450
Income tax expense	59,353	103,969	81,215	98,351	96,323
Net income	$220,621	$382,723	$360,418	$255,439	$207,127
Earnings applicable to common shareholders	$211,474	$372,985	$351,703	$246,831	$198,423
Per Share Data
Basic earnings per common share	$2.35	$4.07	$3.83	$2.68	$2.17
Diluted earnings per common share	2.35	4.06	3.81	2.67	2.16
Dividends and dividend equivalents declared per common share	1.60	1.53	1.25	1.03	0.98
Dividends declared per preferred stock share	1,312.50	1,312.50	1,323.44	1,600.00	1,600.00
Book value per common share	34.25	33.28	29.72	27.76	26.17
Tangible book value per common share (non-GAAP)	28.04	27.19	23.60	21.59	19.94
Key Performance Ratios
Tangible common equity ratio (non-GAAP)	7.90%	8.39%	8.05%	7.67%	7.19%
Return on average assets	0.68	1.32	1.33	0.97	0.82
Return on average common shareholders’ equity	6.97	12.83	13.37	9.92	8.44
Return on average tangible common shareholders' equity (non-GAAP)	8.66	16.01	17.17	13.00	11.36
Net interest margin	3.00	3.55	3.60	3.30	3.12
Efficiency ratio (non-GAAP)	59.57	56.77	57.75	60.33	62.01
Asset Quality Ratios
Non-performing loans and leases as a percentage of loans and leases	0.78%	0.75%	0.84%	0.72%	0.79%
Non-performing assets as a percentage of loans and leases plus OREO	0.79	0.79	0.87	0.76	0.81
Non-performing assets as a percentage of total assets	0.52	0.52	0.59	0.50	0.53
ACL on loans and leases as a percentage of non-performing loans and leases	213.94	138.56	137.22	158.00	144.98
ACL on loans and leases as a percentage of loans and leases	1.66	1.04	1.15	1.14	1.14
Net charge-offs as a percentage of average loans and leases	0.21	0.21	0.16	0.20	0.23
Ratio of ACL on loans and leases to net charge-offs	7.97 x	5.09 x	7.16 x	5.68 x	5.25 x

The non-GAAP financial measures identified in the preceding table provide investors with information useful in understanding Webster's financial performance, performance trends and financial position. These measures are used by management for internal planning and forecasting purposes, as well as by securities analysts, investors and other interested parties to compare peer company operating performance. Management believes this presentation, together with the accompanying reconciliations provides a complete understanding of the factors and trends affecting the Company's business and allows investors to view its performance in a similar manner. Tangible book value per common share represents shareholders’ equity less preferred stock and goodwill and intangible assets divided by common shares outstanding at the end of the period. Tangible common equity ratio represents shareholders’ equity less preferred stock and goodwill and intangible assets divided by total assets less goodwill and intangible assets. Return on average tangible common shareholders' equity measures the Company’s net income available to common shareholders, adjusted for the tax-effected amortization of intangible assets, as a percentage of average shareholders’ equity less average preferred stock and average goodwill and intangible assets. The efficiency ratio, which measures the costs expended to generate a dollar of revenue, is calculated excluding certain non-operational items. These non-GAAP financial measures should not be considered a substitute for GAAP basis measures and results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these measures with other companies that present measures having the same or similar names.
The following tables reconcile non-GAAP financial measures with financial measures defined by GAAP:

	At December 31,
(Dollars and shares in thousands, except per share data)	2020	2019	2018	2017	2016
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$3,234,625	$3,207,770	$2,886,515	$2,701,958	$2,527,012
Less: Preferred stock (GAAP)	145,037	145,037	145,037	145,056	122,710
Goodwill and other intangible assets (GAAP)	560,756	560,290	564,137	567,984	572,047
Tangible common shareholders' equity (non-GAAP)	$2,528,832	$2,502,443	$2,177,341	$1,988,918	$1,832,255
Common shares outstanding	90,199	92,027	92,247	92,101	91,868
Tangible book value per common share (non-GAAP)	$28.04	$27.19	$23.60	$21.59	$19.94

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,528,832	$2,502,443	$2,177,341	$1,988,918	$1,832,255
Total assets (GAAP)	$32,590,690	$30,389,344	$27,610,315	$26,487,645	$26,072,529
Less: Goodwill and other intangible assets (GAAP)	560,756	560,290	564,137	567,984	572,047
Tangible assets (non-GAAP)	$32,029,934	$29,829,054	$27,046,178	$25,919,661	$25,500,482
Tangible common equity ratio (non-GAAP)	7.90%	8.39%	8.05%	7.67%	7.19%

	For the years ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Return on average tangible common shareholders' equity (non-GAAP):
Net Income (GAAP)	$220,621	$382,723	$360,418	$255,439	$207,127
Less: Preferred stock dividends (GAAP)	7,875	7,875	7,853	8,184	8,096
Add: Intangible assets amortization, tax-affected (GAAP)	3,286	3,039	3,039	2,640	3,674
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$216,032	$377,887	$355,604	$249,895	$202,705
Average shareholders' equity (non-GAAP)	$3,198,491	$3,067,719	$2,782,132	$2,617,275	$2,481,417
Less: Average preferred stock (non-GAAP)	145,037	145,037	145,068	124,978	122,710
Average goodwill and other intangible assets (non-GAAP)	560,226	562,188	566,048	570,054	574,785
Average tangible common shareholders' equity (non-GAAP)	$2,493,228	$2,360,494	$2,071,016	$1,922,243	$1,783,922
Return on average tangible common shareholders' equity (non-GAAP)	8.66%	16.01%	17.17%	13.00%	11.36%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$758,946	$715,950	$705,616	$661,075	$623,191
Less: Foreclosed property activity (GAAP)	(1,504)	(173)	(139)	(238)	(326)
Intangible assets amortization (GAAP)	4,160	3,847	3,847	4,062	5,652
Other expense (non-GAAP) (1)	43,051	1,757	11,878	9,029	3,513
Non-interest expense (non-GAAP)	$713,239	$710,519	$690,030	$648,222	$614,352
Net interest income (GAAP)	$891,393	$955,127	$906,681	$796,287	$718,513
Add: Tax-equivalent adjustment (non-GAAP)	10,246	9,695	9,026	16,953	13,637
Non-interest income (GAAP)	285,277	285,315	282,568	259,478	264,478
Other (non-GAAP) (2)	10,371	1,448	1,244	1,798	1,780
Less: Gain on sale of investment securities, net (GAAP)	8	29	—	—	414
Gains on sale of banking centers and asset redemption (GAAP)	—	—	4,596	—	7,331
Income (non-GAAP)	$1,197,279	$1,251,556	$1,194,923	$1,074,516	$990,663
Efficiency ratio (non-GAAP)	59.57%	56.77%	57.75%	60.33%	62.01%

(1)Other expense (non-GAAP) includes business and facility optimization charges for the periods 2019 and prior. In addition, there was a $42.7 million charge for strategic initiatives in 2020, a $10.0 million charge relating to additional FDIC premiums in 2018, and a $3.8 million charge for debt prepayment penalties in 2017.
(2)Other (non-GAAP) represents low income housing credits for all periods, and also includes $3.7 million for loss on hedge terminations and $5.5 million for a discrete customer derivative fair value adjustment in 2020.

The following table presents daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Years ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Loans and leases	$21,385,702	$792,929	3.71%	$19,209,611	$927,395	4.83%	$18,033,587	$845,146	4.69%
Investment securities (1)	8,647,322	215,151	2.56	7,761,937	229,989	2.97	7,137,326	211,227	2.93
FHLB and FRB stock	102,943	3,200	3.11	113,518	4,956	4.37	132,607	6,067	4.58
Interest-bearing deposits (2)	93,011	246	0.26	56,458	1,211	2.14	63,178	1,125	1.78
Securities	8,843,276	218,597	2.54	7,931,913	236,156	2.98	7,333,111	218,419	2.98
Loans held for sale	25,902	769	2.97	22,437	727	3.24	15,519	628	4.04
Total interest-earning assets	30,254,880	$1,012,295	3.37%	27,163,961	$1,164,278	4.29%	25,382,217	$1,064,193	4.18%
Non-interest-earning assets	2,012,900			1,897,078			1,640,385
Total assets	$32,267,780			$29,061,039			$27,022,602

Liabilities and equity
Interest-bearing liabilities:
Demand deposits	$5,698,399	$—	—%	$4,300,407	$—	—%	$4,185,183	$—	—%
Health savings accounts	6,893,996	9,530	0.14	6,240,201	12,316	0.20	5,540,000	10,980	0.20
Interest-bearing checking, money market and savings	10,689,634	25,248	0.24	9,144,086	54,566	0.60	9,115,168	36,559	0.40
Time deposits	2,760,561	33,119	1.20	3,267,913	62,695	1.92	2,818,271	42,868	1.52
Total deposits	26,042,590	67,897	0.26	22,952,607	129,577	0.56	21,658,622	90,407	0.42

Securities sold under agreements to repurchase and other borrowings	1,292,571	5,941	0.46	1,008,704	17,953	1.78	784,998	13,491	1.72
FHLB advances	730,125	18,767	2.57	1,201,839	31,399	2.61	1,339,492	33,461	2.50
Long-term debt (1)	564,919	18,051	3.45	468,111	20,527	4.51	225,895	11,127	4.93
Total borrowings	2,587,615	42,759	1.68	2,678,654	69,879	2.62	2,350,385	58,079	2.47
Total interest-bearing liabilities	28,630,205	$110,656	0.39%	25,631,261	$199,456	0.78%	24,009,007	$148,486	0.62%
Non-interest-bearing liabilities	439,084			362,059			231,463
Total liabilities	29,069,289			25,993,320			24,240,470

Preferred stock	145,037			145,037			145,068
Common shareholders' equity	3,053,454			2,922,682			2,637,064
Total shareholders' equity	3,198,491			3,067,719			2,782,132
Total liabilities and equity	$32,267,780			$29,061,039			$27,022,602

Tax-equivalent net interest income		901,639			964,822			915,707
Less: Tax-equivalent adjustments		(10,246)			(9,695)			(9,026)
Net interest income		$891,393			$955,127			$906,681
Net interest margin			3.00%			3.55%			3.60%
(1)For purposes of yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.
(2)Interest-bearing deposits are a component of cash and cash equivalents.

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
Net interest income is the difference between interest income on earning assets, such as loans and investments, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. Net interest income is the Company's largest source of revenue, representing 75.8% of total revenue for the year ended December 31, 2020.
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
The federal funds rate target range was 0-0.25% at December 31, 2020, as compared to 1.50-1.75% at December 31, 2019 and 2.25-2.50% at December 31, 2018. The benchmark 10-year U.S. Treasury rate decreased to 0.93% on December 31, 2020 from 1.92% on December 31, 2019 and 2.69% on December 31, 2018. Refer to the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Financial Performance
For the year ended December 31, 2020, net income of $220.6 million decreased 42.4% from the year ended December 31, 2019, primarily due to a substantial increase in the provision for credit losses, impacted by CECL adoption and COVID-19 effects, as well as a reduction in net interest income driven by the interest rate environment, and to a lesser extent increases in non-interest expense. This was partially offset by a decrease in income tax expense driven by the lower level of pre-tax income.
Net interest margin decreased 55 basis points to 3.00% for the year ended December 31, 2020 from 3.55% for the year ended December 31, 2019.
Income before income tax expense was $280.0 million for the year ended December 31, 2020, a decrease of $206.7 million from $486.7 million for the year ended December 31, 2019.
Income tax expense was $59.4 million, for an effective tax rate of 21.2%, for the year ended December 31, 2020 as compared to $104.0 million, for an effective rate of 21.4%, for the year ended December 31, 2019.
Net income of $220.6 million and diluted earnings per share of $2.35 for the year ended December 31, 2020 decreased from net income of $382.7 million and diluted earnings per share of $4.06 for the year ended December 31, 2019.
The efficiency ratio, a non-GAAP financial measure which quantifies the cost expended to generate a dollar of revenue, was 59.57% for 2020 and 56.77% for 2019. The increase in the ratio reflects the Company's commitment to its employees during a period of suppressed revenues in the COVID-19 environment of 2020.
Net Interest Income
Net interest income totaled $891.4 million for the year ended December 31, 2020 as compared to $955.1 million for the year ended December 31, 2019, a decrease of $63.7 million. On a fully tax-equivalent basis, net interest income decreased $63.2 million when compared to 2019.
Net interest margin decreased 55 basis points to 3.00% for the year ended December 31, 2020 from 3.55% for the year ended December 31, 2019. The decrease in net interest margin is primarily due to asset sensitive yields, in the low rate environment, on average interest-earning assets compared to average interest-bearing liabilities.
Average interest-earning assets during 2020 increased $3.1 billion compared to 2019, primarily from loans and leases growth of $2.2 billion. The average yield on interest-earning assets decreased 92 basis points to 3.37% during 2020 from 4.29% during 2019, primarily impacted by lower market interest rates partially offset by changes in the volume and relative mix of interest-earning assets. Average interest-bearing liabilities during 2020 increased $3.0 billion compared to 2019, as deposits increased across all categories, with the exception of time deposits, while borrowings decreased $0.1 billion. The average cost of interest-bearing liabilities decreased 39 basis points to 0.39% during 2020 compared to 0.78% during 2019, from the effects of changes in the federal funds rate, borrowings mix, and the effect of the fair value hedge termination.

Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Years ended December 31,
	2020 vs. 2019 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(245,693)	$111,226	$(134,467)
Loans held for sale	(184)	226	42
Securities (2)	(44,236)	26,677	(17,559)
Total interest income	$(290,113)	$138,129	$(151,984)
Change in interest on interest-bearing liabilities:
Deposits	$(62,558)	$878	$(61,680)
Borrowings	(20,848)	(6,273)	(27,121)
Total interest expense	$(83,406)	$(5,395)	$(88,801)
Net change in net interest income	$(206,707)	$143,524	$(63,183)
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
(2)Securities include: Investment securities, FHLB and FRB stock, and Interest-bearing deposits.
Average loans and leases for the year ended December 31, 2020 increased $2.2 billion compared to the average for the year ended December 31, 2019. The loan and lease portfolio comprised 70.7% of the average interest-earning assets at both December 31, 2020 and December 31, 2019. The loan and lease portfolio yield decreased 112 basis points to 3.71% for the year ended December 31, 2020 compared to 4.83% for the year ended December 31, 2019. The decrease in the yield on the average loan and lease portfolio is primarily due to the impact of variable rate loans resetting lower and the origination of low yielding PPP loans.
Average securities for the year ended December 31, 2020 increased $911.4 million compared to the average for the year ended December 31, 2019. The securities portfolio comprised 29.2% of the average interest-earning assets at both December 31, 2020 and December 31, 2019. The securities portfolio yield decreased 44 basis points to 2.54% for the year ended December 31, 2020 compared to 2.98% for the year ended December 31, 2019. The decrease in the yield on the average securities portfolio is primarily due to lower yield on variable-rate securities, accelerated premium amortization as a result of increased prepayments, and the yield from newly purchased securities being less than that of securities maturing and paying down.
Average deposits for the year ended December 31, 2020 increased $3.1 billion compared to the average for the year ended December 31, 2019. The increase was comprised of $1.4 billion in non-interest-bearing deposits and $1.7 billion in interest-bearing deposits. The increase was driven by transactional deposit products, which includes HSAs, as well as demand accounts. The average cost of deposits decreased 30 basis points to 0.26% for the year ended December 31, 2020 from 0.56% for the year ended December 31, 2019. The decrease in the average cost of deposits is due to deposit product mix and reductions in the federal funds rate. Higher cost time deposits as a percentage of total interest-bearing deposits decreased to 13.6% for the year ended December 31, 2020 from 17.5% for the year ended December 31, 2019.
Average borrowings for the year ended December 31, 2020 decreased $91.0 million compared to the average for the year ended December 31, 2019. Average securities sold under agreements to repurchase and other borrowings increased $283.9 million, while average FHLB advances decreased $471.7 million. Average long-term debt increased $96.8 million, as a result of an underwritten public offering of $300 million senior fixed-rate notes completed on March 25, 2019. The average cost of borrowings decreased 94 basis points to 1.68% for the year ended December 31, 2020 from 2.62% for the year ended December 31, 2019. The decrease in the average cost of borrowings was largely a result of changes in the federal funds rate, borrowings mix, and the effect of fair value hedging.
Provision for Credit Losses
The provision for credit losses was $137.8 million for the year ended December 31, 2020, which increased $100.0 million compared to the year ended December 31, 2019. The increase in the provision for credit losses is primarily the result of higher credit provisioning due to the implementation of CECL and the impact of economic conditions, caused by COVID-19, on the allowance for credit losses. Total net charge-offs were $45.1 million and $41.1 million for the years ended December 31, 2020 and 2019, respectively.
The allowance for credit losses on loans and leases coverage ratio increased to 1.66% at December 31, 2020 from 1.04% at December 31, 2019. Refer to the sections captioned "Loans and Leases" through "Troubled Debt Restructurings" contained elsewhere in this report for further details.

Non-Interest Income

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Deposit service fees	$156,032	$168,022	$(11,990)	(7.1)%
Loan and lease related fees	29,127	31,327	(2,200)	(7.0)
Wealth and investment services	32,916	32,932	(16)	—
Mortgage banking activities	18,295	6,115	12,180	199.2
Increase in cash surrender value of life insurance policies	14,561	14,612	(51)	(0.3)
Gain on sale of investment securities, net	8	29	(21)	(72.4)
Other income	34,338	32,278	2,060	6.4
Total non-interest income	$285,277	$285,315	$(38)	—%
Total non-interest income was $285.3 million for both the year ended December 31, 2020 and 2019. Non-interest income remained unchanged primarily as higher mortgage banking activities and other income substantially offset lower deposit service fees and loan and lease related fees.
Deposit service fees totaled $156.0 million for 2020 compared to $168.0 million for 2019. The decrease was primarily due to lower overdraft and account service fees primarily as a result of decreased consumer spending, partially offset by an increase in fees related to HSA third-party administrator account closures in 2020.
Loan and lease related fees totaled $29.1 million for 2020 compared to $31.3 million for 2019. The decrease was primarily due to lower loan servicing fees and prepayment penalty partially offset by an increase in syndication and loan amendment fees.
Mortgage banking activities totaled $18.3 million for 2020 compared to $6.1 million for 2019. The increase was primarily the result of higher origination volume due to a lower mortgage interest rate environment.
Other income totaled $34.3 million for 2020 compared to $32.3 million for 2019. The increase was primarily due to higher customer derivative activity.
Non-Interest Expense

	Years ended December 31,		Increase (decrease)
(Dollars in thousands)	2020	2019	Amount	Percent
Compensation and benefits	$428,391	$395,402	$32,989	8.3%
Occupancy	71,029	57,181	13,848	24.2
Technology and equipment	112,273	105,283	6,990	6.6
Intangible assets amortization	4,160	3,847	313	8.1
Marketing	14,125	16,286	(2,161)	(13.3)
Professional and outside services	32,424	21,380	11,044	51.7
Deposit insurance	18,316	17,954	362	2.0
Other expense	78,228	98,617	(20,389)	(20.7)
Total non-interest expense	$758,946	$715,950	$42,996	6.0%
Total non-interest expense was $758.9 million for the year ended December 31, 2020, an increase of $43.0 million compared to $716.0 million for the year ended December 31, 2019. The increase is primarily attributable to costs associated with a strategic initiatives plan resulting in higher compensation and benefits, occupancy, and professional and outside services, as well as increased technology and equipment, partially offset by lower other expense.
Compensation and benefits totaled $428.4 million for 2020 compared to $395.4 million for 2019. The increase was due to severance costs associated with strategic initiatives, as well as annual merit increases and other benefit costs.
Occupancy totaled $71.0 million for 2020 compared to $57.2 million for 2019. The increase was due to right-of-use (ROU) impairment and related costs associated with strategic initiatives.
Technology and equipment totaled $112.3 million for 2020 compared to $105.3 million for 2019. The increase was primarily due to continued infrastructure investment.
Professional and outside services totaled $32.4 million for 2020 compared to $21.4 million for 2019. The increase was due to consulting fees for strategic initiatives.
Other expense totaled $78.2 million for 2020 compared to $98.6 million for 2019. The decrease was primarily due to lower pension cost, legal expenses, variable operating expenses, and travel related expenses.

Income Taxes
Webster recognized income tax expense of $59.4 million for the year ended December 31, 2020 and $104.0 million for the year ended December 31, 2019, and the effective tax rates were 21.2% and 21.4%, respectively. The decrease in tax expense principally reflects the lower level of pre-tax income in 2020 compared to 2019, while the effect of the reduced pre-tax income on the effective tax rate in 2020 was largely offset by the effect of a $6.6 million reduction in net discrete tax benefits, from $6.7 million recognized in 2019 to $0.1 million in 2020.
The Company's gross DTAs applicable to its net operating loss and credit carryforwards of $66.8 million, or $29.5 million net of the $37.4 million related valuation allowance, pertain to state and local tax (SALT). The valuation allowance reflects management's estimates of Webster's taxable income and utilization of its net operating loss carryforwards projected through the year 2032 and includes assumptions about the content and apportionment of its income among its legal entities for SALT purposes. Those estimates and assumptions also reflect the Company's forecasted future results of operations, including its plans and strategies for growth from its ordinary and recurring operations over the near term by legal entity, as well as longer-term growth rate assumptions. Management believes the $29.5 million net DTAs are more likely than not realizable and their estimates form a reasonable basis for this determination. However it is possible that some or all of Webster's net operating loss or credit carryforwards could expire unused or that more net operating loss carryforwards could be utilized than estimated if future economic or market conditions or interest rates were to vary significantly from the Company's forecasts and impact its future results of operations.
For additional information on Webster's income taxes, including its DTAs, refer to Note 10: Income Taxes in the Notes to Consolidated Financial Statements contained elsewhere in this report.

Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses - Commercial Banking, HSA Bank, and Community Banking. These segments reflect how executive management responsibilities are assigned, the type of customer served, how products and services are provided, and how discrete financial information is currently evaluated by executive management. Segments are evaluated using pre-tax pre-provision net revenue (PPNR). Certain Corporate Treasury activities, along with the amounts required to reconcile profitability metrics to amounts reported in accordance with GAAP, are included in the Corporate and Reconciling category. Strategic initiative charges in 2020 are included in the Corporate and Reconciling category. Refer to Note 21: Segment Reporting in the Notes to Consolidated Financial Statements contained elsewhere in this report for a reconciliation of segment information to amounts reported in accordance with GAAP and for a description of segment reporting methodology.
Beginning in 2020, to better align segment results with key measurements used to review segment performance, the funds transfer pricing calculation was refined to reflect the allocation of capital credit to net interest income. Prior period amounts were revised accordingly.
Effective for the first quarter of 2021, the Company will begin reporting segment operating results reflecting a realignment of operations between Community Banking and Commercial Banking. After the realignment, certain business banking and investment and securities-related services will be provided through Commercial Banking to better serve its customers.
The following segment reporting information and the segment reporting information contained throughout this Annual Report on Form 10-K reflects the organization that remained in effect on December 31, 2020.
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
Private Banking provides asset management, financial planning services, trust services, loan products, and deposit products for high net worth clients, not-for-profit organizations, and business clients. These client relationships generate fee revenue on assets under management or administration, while a majority of the relationships also include lending and/or, deposit accounts which generates net interest income and other ancillary fees.
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
Through a distribution network consisting of, 155 banking centers and 297 ATMs as of December 31, 2020, a customer care center, and a full range of web and mobile-based banking services, Community Banking serves consumer and business customers primarily throughout southern New England and into Westchester County, New York.
Personal Banking offers consumer deposit and fee-based services, residential mortgages, home equity lines and/or loans, unsecured consumer loans, and credit card products. In addition, investment and securities-related services, including brokerage and investment advice are offered through a strategic partnership with LPL, a broker dealer registered with the SEC, a registered investment advisor under federal and applicable state laws, a member of the FINRA, and a member of the SIPC. Webster Bank has employees located throughout its banking center network, who, through LPL, are registered representatives.
Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms with annual revenues of up to $25 million. This group builds broad customer relationships through business bankers and business certified banking center managers, supported by a team of customer care center bankers and industry and product specialists.

Commercial Banking
Operating Results:

	Years ended December 31,
(In thousands)	2020	2019	2018
Net interest income	$423,869	$403,258	$381,098
Non-interest income	58,366	59,063	64,765
Non-interest expense	187,572	181,580	174,054
Pre-tax, pre-provision net revenue	$294,663	$280,741	$271,809
Comparison of 2020 to 2019
Pre-tax, pre-provision net revenue increased $13.9 million in 2020 compared to 2019. Net interest income increased $20.6 million, primarily due to loan and deposit growth, which was partially offset by the lower rate environment. Non-interest income decreased $0.7 million. Non-interest expense increased $6.0 million, primarily due to compensation related expenses.
Comparison of 2019 to 2018
Pre-tax, pre-provision net revenue increased $8.9 million in 2019 compared to 2018. Net interest income increased $22.2 million, primarily due to loan growth. Non-interest income decreased $5.7 million, driven by less syndication and client interest rate hedging activity. Non-interest expense increased $7.5 million, related to investments in people and technology.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2020	2019	2018
Loans and leases	$12,648,909	$11,499,573	$10,437,319
Deposits	5,956,931	4,382,051	4,030,554

Assets under administration/management (off-balance sheet)	2,686,236	2,304,350	1,930,199
Loans and leases increased $1.1 billion at December 31, 2020 compared to December 31, 2019, which included $0.4 billion of PPP loans, and increased $1.1 billion at December 31, 2019 compared to December 31, 2018, in line with our strategic priority to expand commercial banking. Loan originations were $4.2 billion, $4.1 billion and $4.4 billion in 2020, 2019 and 2018, respectively.

Deposits increased $1.6 billion at December 31, 2020 compared to December 31, 2019, primarily driven by the liquidity needs of business clients and municipalities due to the uncertain economic environment, PPP loan funding, and new business development. Deposits increased $351.5 million at December 31, 2019 compared to December 31, 2018, as a result of new business development and customers holding more balances at the bank.

Total assets under management and assets under administration increased $381.9 million at December 31, 2020 compared to December 31, 2019, primarily due to both new business and market appreciation over the year. Total assets under management and assets under administration increased $374.2 million at December 31, 2019 compared to December 31, 2018, primarily due to both new business and market appreciation over the year.

HSA Bank
Operating Results:

	Years ended December 31,
(In thousands)	2020	2019	2018
Net interest income	$162,363	$172,685	$147,920
Non-interest income	100,826	97,041	89,323
Non-interest expense	140,637	135,586	124,594
Pre-tax net revenue	$122,552	$134,140	$112,649
Comparison of 2020 to 2019
Pre-tax, net revenue decreased $11.6 million in 2020 compared to 2019. Net interest income decreased $10.3 million, reflecting a decline in deposit spreads partially offset by a growth in deposits. Non-interest income increased $3.8 million, primarily due to fees related to third-party-administrator account closures in 2020. Non-interest expense increased $5.1 million, primarily due to annual merit increases, expenses to support incremental core account growth and investments in expanded sales and relationship management teams.
Comparison of 2019 to 2018
Pre-tax, net revenue increased $21.5 million in 2019 compared to 2018. Net interest income increased $24.8 million, reflecting growth in deposits and improvement in deposit spreads. Non-interest income increased $7.7 million, primarily due to a higher volume of fee and interchange income due to growth in the number of accounts. Non-interest expense increased $11.0 million, primarily due to increased compensation and benefits, processing costs related to incremental account growth, and investments in expanded sales and relationship management teams.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2020	2019	2018
Deposits	$7,120,017	$6,416,135	$5,740,601

Assets under administration, through linked brokerage accounts (off-balance sheet)	2,852,877	2,070,910	1,460,204
Total footings	$9,972,894	$8,487,045	$7,200,805

Deposits increased $0.7 billion at December 31, 2020 compared to December 31, 2019 and increased $0.7 billion at December 31, 2019 compared to December 31, 2018. The increase in 2020 is related to organic deposit and core account growth plus the addition of $133 million from a portfolio acquisition, partially offset by the reduction in third party administrator deposits. The 2019 increase is related to organic deposit and account growth.
HSA Bank deposits accounted for 26.0% and 27.5% of the Company’s total deposits as of December 31, 2020 and December 31, 2019, respectively.
Assets under administration, through linked brokerage accounts, increased $782.0 million at December 31, 2020 compared to December 31, 2019, primarily due to the increasing number of account holders with investment accounts plus increases in market values of investments over the year. Assets under administration, through linked brokerage accounts, increased $610.7 million at December 31, 2019 compared to December 31, 2018, primarily due to the increasing number of account holders with investment accounts plus increases in market values of investments over the year.

Community Banking
Operating Results:

	Years ended December 31,
(In thousands)	2020	2019	2018
Net interest income	$422,979	$420,898	$422,063
Non-interest income	106,279	109,270	109,669
Non-interest expense	390,596	388,399	384,603
Pre-tax, pre-provision net revenue	$138,662	$141,769	$147,129
Comparison of 2020 to 2019
Pre-tax, pre-provision net revenue decreased $3.1 million in 2020 compared to 2019. Net interest income increased $2.1 million, primarily due to lower interest expense on the deposits portfolio stemming from lower interest rate environment, which was partially offset by growth in balances for both the loan and deposit portfolios. Non-interest income decreased $3.0 million, resulting from lower income from deposit related fees and lower loan servicing fees partially offset by increased income from mortgage banking activities. Non-interest expense increased $2.2 million, primarily due to annual merit increases and continued infrastructure investments, partially offset by lower loan and deposit operations costs and marketing expenses.
Comparison of 2019 to 2018
Pre-tax, pre-provision net revenue decreased $5.4 million in 2019 compared to 2018. Net interest income decreased $1.2 million, primarily due to decline in interest rate spreads in loans and deposits portfolio stemming from lower interest rate environment. Decrease in rate spreads was partially offset by growth in balances for loan and deposit portfolios. Non-interest income decreased $0.4 million, as increased income from mortgage banking activities and increased fees from loan servicing and interest rate hedging activities were offset by a $4.6 million gain from the sale of six banking centers recorded in the prior year. Non-interest expense increased $3.8 million, primarily due to higher compensation and benefits and continued investment in technology, partially offset by lower marketing costs and occupancy expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2020	2019	2018
Loans	$8,992,252	$8,537,341	$8,028,115
Deposits	14,257,666	12,527,903	11,856,652

Assets under administration (off-balance sheet)	3,899,558	3,712,311	3,391,946
Loan portfolio balances increased $454.9 million at December 31, 2020 compared to December 31, 2019. The increase is due to the originations of PPP loans by Business Banking, partially offset by lower residential mortgage balances due to increased refinancing activity and the continuing net paydowns in the home equity portfolio. Loan portfolio balances increased $509.2 million at December 31, 2019 compared to December 31, 2018. The increase was primarily driven by growth in residential mortgage balances, which included a $242.2 million portfolio purchase in the first quarter, as well as growth in business banking balances. This overall growth was partially offset by continued net attrition in home equity balances as loan principal paydowns exceeded new loan production.
Loan originations were $3.6 billion, $2.2 billion, and $1.3 billion for the years ended 2020, 2019 and 2018, respectively. The increase of $1.4 billion in originations for the year ended December 31, 2020 is driven by the originations of $949 million in PPP loans. To a lesser extent, an increase in residential mortgage originations was partially offset by a decline in home equity originations.
Deposits increased $1.7 billion at December 31, 2020 compared to December 31, 2019, resulting from growth in savings and transaction account products, offset by decreases in certificates of deposits. The balance increases were driven by proceeds from the PPP loans and CARES Act stimulus payments. Deposits increased $671.3 million at December 31, 2019 compared to December 31, 2018, resulting from growth in savings, transaction, and time deposit products.
Additionally, at December 31, 2020, 2019 and 2018, Webster Bank's investment services division held $3.9 billion, $3.7 billion, and $3.4 billion, respectively, of assets under administration through its strategic partnership with LPL.

Financial Condition
Webster had total assets of $32.6 billion at December 31, 2020 compared to $30.4 billion at December 31, 2019, an increase of $2.2 billion, or 7.2% as:
•loans and leases of $21.3 billion, net of ACL on loans and leases of $359.4 million, at December 31, 2020 increased $1.5 billion compared to loans and leases of $19.8 billion, net of ACL on loans and leases of $209.1 million, at December 31, 2019. The net increase was primarily due to PPP loan funding activity, while;
•total deposits of $27.3 billion at December 31, 2020 increased $4.0 billion compared to $23.3 billion at December 31, 2019. Non-interest-bearing deposits increased 38.4%, and interest-bearing deposits increased 12.2% during the year ended December 31, 2020, as balances rose across all categories, with the exception of time deposits, as customers addressed liquidity concerns amid the pandemic.
At both December 31, 2020 and December 31, 2019, total shareholders' equity was $3.2 billion, representing an increase of $26.9 million or, 0.8%. Changes in shareholders' equity for the year ended December 31, 2020 primarily include:
•an increase of $220.6 million for net income;
•an increase of $78.3 million for other comprehensive income (OCI), primarily from higher market values for the available-for-sale securities portfolio;
•reductions of $145.4 million for common share dividends and $7.9 million for preferred share dividends;
•a reduction of $80.1 million for purchases of treasury stock, at cost, and:
•a reduction of $51.2 million for the impact of the adoption of Accounting Standards Update (ASU) No. 2016-13 (CECL).
The quarterly cash dividend to common shareholders remained at $0.40 per common share during 2020. On January 26, 2021, Webster Financial Corporation’s Board of Directors declared a quarterly dividend of $0.40 per share. Given the current economic forecast, anticipated earnings, and capital position, the Company anticipates continuation of the dividend at its current level. The Company will continue to monitor its ability to pay dividends at this level. Refer to the "Selected Financial Highlights" section contained elsewhere in this item and Note 15: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for information on Webster’s regulatory capital levels and ratios.
As of December 31, 2020, both the Company and the Bank were considered well-capitalized, meeting all capital requirements under the Basel III Capital Rules. In accordance with regulatory capital rules, the Company elected an option to delay the impact of CECL on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. Therefore, capital ratios and amounts exclude the impact of the increased allowance for credit losses on loans and leases, held-to-maturity debt securities and unfunded loan commitments attributed to the adoption of CECL. This resulted in a 30, 29, 29, and 21 basis point benefit to the Company's CET1 risk based capital, total risk based capital, tier 1 risk based capital, and tier 1 leverage capital, respectively, at December 31, 2020. The Company's capital ratios remain strong, in excess of well capitalized even without the benefit of the CECL impact delay.

Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and type of investments as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, the Holding Company also may directly hold investment securities from time-to-time. At December 31, 2020, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Webster maintains, through its Corporate Treasury function, investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories, available-for-sale which currently consists of agency collateralized mortgage obligations (Agency CMO), agency mortgage-backed securities (Agency MBS), agency commercial mortgage-backed securities (Agency CMBS), non-agency commercial mortgage-backed securities (CMBS), CLO, and corporate debt; and held-to-maturity which currently consists of Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS. Investment securities had a carrying value and an average risk weighting for regulatory purposes of $8.9 billion and 13%, respectively, at December 31, 2020 and $8.2 billion and 16%, respectively, at December 31, 2019.
Available-for-sale investment securities increased by $400.9 million, primarily due to Agency CMBS net purchase activity partially offset by net principal paydowns for Agency MBS. The tax-equivalent yield in the portfolio was 2.35% for the year ended December 31, 2020 compared to 2.94% for the year ended December 31, 2019. Available-for-sale investment securities are evaluated for credit losses on a quarterly basis. Unrealized losses on these securities are attributable to factors other than credit loss and therefore no ACL has been recorded. Further, the Company does not have the intent to sell these investment securities, and it is more likely than not that it will not be required to sell these securities before the recovery of their cost basis. Gross unrealized loss on available-for-sale investment securities was $9.5 million at December 31, 2020.
Held-to-maturity investment securities increased by $274.3 million, primarily due to Agency CMBS net purchase activity partially offset net principal paydowns for Agency MBS. The tax-equivalent yield in the portfolio was 2.67% for the year ended December 31, 2020 compared to 2.98% for the year ended December 31, 2019. Held-to-maturity investment securities are evaluated for credit losses on a quarterly basis under CECL. The ACL on investment securities held-to-maturity was $299 thousand at December 31, 2020. Gross unrealized loss on held-to-maturity investment securities was $2.5 million at December 31, 2020.
The following table summarizes the amortized cost and fair value of investment securities:

	At December 31,
	2020				2019
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
Agency CMO	$148,711	$6,000	$(98)	$154,613	$184,500	$2,218	$(917)	$185,801
Agency MBS	1,389,100	68,598	(289)	1,457,409	1,580,743	35,456	(4,035)	1,612,164
Agency CMBS	1,092,430	26,317	(1,514)	1,117,233	587,974	513	(6,935)	581,552
CMBS	512,759	1,082	(5,823)	508,018	432,085	38	(252)	431,871
CLO	76,693	—	(310)	76,383	92,628	45	(468)	92,205
Corporate debt	14,557	—	(1,437)	13,120	23,485	—	(1,245)	22,240
Securities available-for-sale	$3,234,250	$101,997	$(9,471)	$3,326,776	$2,901,415	$38,270	$(13,852)	$2,925,833

Held-to-maturity:
Agency CMO	$91,622	$1,785	$(241)	$93,166	$167,443	$1,123	$(1,200)	$167,366
Agency MBS	2,419,751	137,863	(84)	2,557,530	2,957,900	60,602	(8,733)	3,009,769
Agency CMBS	2,101,227	60,484	(2,213)	2,159,498	1,172,491	6,444	(5,615)	1,173,320
Municipal bonds and notes (1)	739,507	60,371	(3)	799,875	740,431	32,709	(21)	773,119
CMBS	216,081	9,214	—	225,295	255,653	2,278	(852)	257,079
Securities held-to-maturity	$5,568,188	$269,717	$(2,541)	$5,835,364	$5,293,918	$103,156	$(16,421)	$5,380,653
(1)The amortized cost balance at December 31, 2020 in the table above excludes an allowance for credit losses on investment securities held-to-maturity of $299 thousand.

The following table summarizes debt securities period-end amount by contractual maturity, or a firm call date, and the respective weighted-average coupon yields:

	At December 31, 2020
	Within 1 Year		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted Average Coupon Yield	Amount	Weighted Average Coupon Yield	Amount	Weighted Average Coupon Yield	Amount	Weighted Average Coupon Yield	Amount	Weighted Average Coupon Yield
Available-for-sale:
Agency CMO	$—	—%	$1,489	2.69%	$5,766	0.96%	$147,358	2.07%	$154,613	2.03%
Agency MBS	—	—	—	—	8,710	1.93	1,448,699	2.16	1,457,409	2.16
Agency CMBS	—	—	—	—	—	—	1,117,233	2.04	1,117,233	2.04
CMBS	—	—	—	—	158,098	2.10	349,920	1.66	508,018	1.80
CLO	—	—	—	—	76,383	1.91	—	—	76,383	1.91
Corporate debt	—	—	—	—	—	—	13,120	1.26	13,120	1.26
Securities available-for-sale	$—	—%	$1,489	2.69%	$248,957	2.01%	$3,076,330	2.05%	$3,326,776	2.04%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$91,622	0.84%	$91,622	0.84%
Agency MBS	—	—	2,619	3.58	3,124	1.74	2,414,008	2.28	2,419,751	2.28
Agency CMBS	—	—	—	—	195,319	2.70	1,905,908	2.18	2,101,227	2.22
Municipal bonds and notes	2,698	4.48	6,781	3.20	80,532	2.70	649,496	2.91	739,507	2.89
CMBS	—	—	—	—	—	—	216,081	2.68	216,081	2.68
Securities held-to-maturity	$2,698	4.48%	$9,400	3.31%	$278,975	2.69%	$5,277,115	2.31%	$5,568,188	2.33%

Total debt securities	$2,698	4.48%	$10,889	3.23%	$527,932	2.36%	$8,353,445	2.22%	$8,894,964	2.23%
Webster Bank has the ability to use its investment portfolio as well as interest-rate derivative financial instruments, within internal policy guidelines to manage interest rate risk as part of its asset/liability strategy. Refer to Note 17: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information concerning the use of derivative financial instruments.

Loans and Leases
The following table provides the composition of loans and leases:

	At December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial non-mortgage	$7,085,076	32.8	$5,296,611	26.4	$5,247,435	28.4	$4,533,915	25.9	$4,135,625	24.3
Asset-based	890,598	4.1	1,046,886	5.2	969,171	5.3	834,779	4.8	805,306	4.7
Commercial real estate	6,322,637	29.2	5,949,339	29.7	4,927,145	26.7	4,523,828	25.8	4,510,846	26.5
Equipment financing	602,224	2.8	537,341	2.7	508,397	2.8	550,233	3.1	635,629	3.7
Residential	4,782,016	22.1	4,972,685	24.8	4,416,637	23.9	4,490,878	25.6	4,254,682	25.0
Home equity	1,802,865	8.3	2,014,544	10.1	2,169,179	11.7	2,352,268	13.4	2,409,893	14.2
Other consumer	155,799	0.7	219,580	1.1	227,525	1.2	237,957	1.4	274,607	1.6
Total loans and leases	$21,641,215	100.0	$20,036,986	100.0	$18,465,489	100.0	$17,523,858	100.0	$17,026,588	100.0

Total commercial non-mortgage and asset-based loans were $8.0 billion at December 31, 2020, a net increase of $1.6 billion from December 31, 2019. The net increase is primarily related to PPP loan funding of $1.4 billion.
Commercial real estate loans were $6.3 billion at December 31, 2020, a net increase of $0.4 billion from December 31, 2019. The increase is a result of originations of $1.2 billion, partially offset by loan payments.
Equipment financing loans and leases were $602.2 million at December 31, 2020, a net increase of $64.9 million from December 31, 2019. The increase is a result of originations of $252.0 million during the year, partially offset by loan payments.
Residential loans were $4.8 billion at December 31, 2020, a net decrease of $190.7 million from December 31, 2019. The net decrease is a result of higher prepayments, essentially offset by originations of $1.4 billion.
Total home equity and other consumer loans were $2.0 billion at December 31, 2020, a net decrease of $275.5 million from December 31, 2019. The net decrease is primarily the result of net principal paydowns within the home equity lines.
The following table provides information for the contractual maturity and interest-rate profile of loans and leases:

	At December 31, 2020
	Contractual Maturity
(In thousands)	One Year Or Less	One To Five Years	More Than Five Years	Total
Commercial non-mortgage	$660,011	$5,750,398	$674,667	$7,085,076
Asset-based	191,267	693,518	5,813	890,598
Commercial real estate	758,715	3,054,784	2,509,138	6,322,637
Equipment financing	22,951	511,364	67,909	602,224
Residential	1,603	79,321	4,701,092	4,782,016
Home equity	21,860	54,895	1,726,110	1,802,865
Other consumer	16,866	128,769	10,164	155,799
Total loans and leases	$1,673,273	$10,273,049	$9,694,893	$21,641,215

	Interest-Rate Profile
(In thousands)	One Year Or Less	One To Five Years	More Than Five Years	Total
Fixed rate	$222,533	$2,240,172	$4,220,045	$6,682,750
Variable rate	1,450,740	8,032,877	5,474,848	14,958,465
Total loans and leases	$1,673,273	$10,273,049	$9,694,893	$21,641,215
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those specific to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Repayment of these loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located, and the tenants of the property securing the loan. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which reduces the Company's exposure to adverse economic events that may affect a particular market. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. All transactions are appraised to validate market value. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. Management periodically utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its commercial real estate loan portfolio.
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
Loan Modifications
Webster works with customers to modify loan agreements when borrowers are experiencing financial difficulty. Webster will modify a loan to minimize the risk of loss and achieve the best possible outcome for both the borrower and the Company. Loan modifications can take various forms including payment deferral, rate reduction, covenant waiver, term extension, or other actions. Depending on the nature of modification, it may, or may not, be accounted for as a troubled debt restructuring (TDR).
COVID-19 Payment Modification Activities
The Company has accommodated over 2,500 customers impacted by COVID-19 through payment-related deferrals. As of December 31, 2020, loan balances associated with these modifications, in their deferral period, totaled approximately $315 million. This balance includes all loans associated with a customer relationship where at least one loan has been modified or is in process of modification. A significant portion of the loan balances associated with these modifications would not be considered a TDR based on the nature of the modification. Certain other modifications that would otherwise be considered a TDR are subject to TDR accounting relief through the CARES Act and Interagency Statement. Included in the $315 million are $201 million of loan balances associated with the CARES Act and Interagency Statement as discussed below. The Company continues to actively monitor customer relationships associated with these modified loans. The impact of these modifications is reflected in our allowance for credit losses on loans and leases.
The CARES Act and Interagency Statement
In response to the COVID-19 pandemic, financial institutions were provided relief from certain TDR accounting and disclosure requirements for qualifying loan modifications. Specifically, Section 4013 of the CARES Act provided temporary relief from certain GAAP requirements for modifications related to COVID-19. In addition, the federal banking agencies issued a revised interagency statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs.
As of December 31, 2020, loan balances associated with loan modifications designated in connection with these relief provisions in their deferral period totaled approximately $201 million. These modifications represent payment deferrals, generally three to six months in length. The decrease of $82 million, from $283 million at September 30, 2020, is primarily the result of borrowers exiting their payment deferral period. The Company will continue to evaluate the effectiveness of the loan modification program as the deferral periods end. For additional information on the accounting for loan modifications under Section 4013 of the CARES Act and the revised interagency statement refer to Note 1: Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements contained elsewhere in this report.

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
The following tables provide information for TDRs:

	Years ended December 31,
(In thousands)	2020	2019
Beginning balance	$237,438	$230,414
Additions	56,418	105,981
Paydowns/draws	(38,684)	(74,888)
Charge-offs	(18,379)	(21,776)
Transfers to OREO	(1,366)	(2,293)
Ending balance	$235,427	$237,438

	At December 31,
(In thousands)	2020	2019
Accrual status	$140,089	$136,449
Non-accrual status	95,338	100,989
Total TDRs	$235,427	$237,438

Specific reserves for TDR included in the balance of ACL on loans and leases	$12,728	$12,956
Additional funds committed to borrowers in TDR status	12,895	4,856

	At December 31,
	2020		2019		2018		2017		2016
(In thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial portfolio	$117,695	0.79	$112,152	0.87	$87,739	0.75	$61,673	0.59	$58,464	0.58
Consumer portfolio	117,732	1.75	125,286	1.74	142,675	2.09	159,731	2.26	165,064	2.38
Total recorded investment of TDRs	$235,427	1.09	$237,438	1.18	$230,414	1.25	$221,404	1.26	$223,528	1.31

(1)Represents the balance of TDR as a percentage of the outstanding balance within the comparable loan and lease category. The percentage includes the impact of deferred costs and unamortized premiums.
Overall, TDR balances decreased $2.0 million at December 31, 2020 compared to December 31, 2019. Specific reserves for TDRs also decreased from year end reflective of management’s current assessment of reserve requirements. Qualifying loan modifications in connection with Section 4013 of the CARES Act or Interagency Statements are excluded from TDR identification.

Past Due Loans and Leases
The following table provides information regarding loans and leases past due 30 days or more and accruing income:

	At December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)	Amount (1)	% (2)
Commercial non-mortgage	$1,503	0.02	$2,697	0.05	$1,700	0.03	$5,809	0.13	$1,949	0.05
Asset-based	1,175	0.13	—	—	—	—	—	—	—	—
Commercial real estate	3,003	0.05	1,700	0.03	1,514	0.03	551	0.01	8,173	0.18
Equipment financing	7,415	1.24	5,785	1.09	915	0.18	2,358	0.43	1,596	0.25
Residential	10,623	0.22	13,598	0.28	12,789	0.29	13,771	0.31	11,202	0.26
Home equity	7,246	0.41	13,761	0.69	14,595	0.68	18,397	0.79	14,578	0.61
Other consumer	1,474	0.95	5,074	2.31	2,729	1.20	3,997	1.68	3,715	1.35
Loans and leases past due 30-89 days	32,439	0.15	42,615	0.21	34,242	0.19	44,883	0.26	41,213	0.24
Commercial non-mortgage	445	0.01	—	—	104	—	644	0.01	749	0.02
Commercial real estate	—	—	—	—	—	—	243	0.01	—	—
Loans and leases past due 90 days and accruing	445	—	—	—	104	—	887	0.01	749	—
Total loans and leases over 30 days past due and accruing	32,884	0.15	42,615	0.21	34,346	0.19	45,770	0.26	41,962	0.25
Deferred costs and unamortized premiums	98		92		86		77		86
Total	$32,982		$42,707		$34,432		$45,847		$42,048
(1)Past due loan and lease balances exclude non-accrual loans and leases.
(2)Represents the principal balance of past due loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category. The percentage excludes the impact of deferred costs and unamortized premiums, net.
Non-performing Assets
The following table provides information regarding lending-related non-performing assets:

	At December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$64,200	0.90	$59,360	1.12	$55,951	1.06	$39,402	0.87	$38,550	0.93
Asset-based	2,622	0.29	139	0.01	224	0.02	589	0.07	—	—
Commercial real estate	21,222	0.34	11,554	0.19	8,243	0.17	4,484	0.10	10,521	0.23
Equipment financing	7,299	1.22	5,433	1.02	6,314	1.25	393	0.07	225	0.04
Residential	41,033	0.86	43,100	0.87	49,069	1.12	44,407	0.99	47,201	1.12
Home equity	30,980	1.73	30,130	1.51	33,456	1.55	35,601	1.52	35,875	1.50
Other consumer	649	0.42	1,190	0.54	1,493	0.66	1,706	0.72	1,663	0.61
Total non-accrual loans and leases	168,005	0.78	150,906	0.75	154,750	0.84	126,582	0.72	134,035	0.79
Net deferred fees/costs and net premiums/discounts	(45)		153		17		(69)		(219)
Amortized cost of non-accrual loans and leases (2)	$167,960		$151,059		$154,767		$126,513		$133,816

Total non-accrual loans and leases	$168,005		$150,906		$154,750		$126,582		$134,035
Foreclosed and repossessed assets:
Commercial non-mortgage	175		271		407		305		—
Residential and consumer	2,134		6,203		6,460		5,759		3,911
Total foreclosed and repossessed assets	2,309		6,474		6,867		6,064		3,911
Total non-performing assets	$170,314		$157,380		$161,617		$132,646		$137,946
(1)Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.
(2)Includes non-accrual TDRs of $95.3 million, $101.0 million, $91.9 million, $74.3 million and $75.7 million as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
The following table provides detail of non-performing loan and lease activity:

	Years ended December 31,
(In thousands)	2020	2019
Beginning balance	$150,906	$154,750
Additions	146,922	123,400
Paydowns, net of draws	(67,825)	(52,161)
Charge-offs	(51,528)	(48,156)
Other	(10,470)	(26,927)
Ending balance	$168,005	$150,906

Asset Quality
The Company manages asset quality leveraging established risk tolerance levels through its underwriting standards, servicing, and portfolio management of loan and leases. Loans and leases, particularly where a heightened risk of loss has been identified, are regularly monitored to mitigate further deterioration which could potentially impact key measures of asset quality in future periods. Past due loans and leases, non-performing assets, and credit loss levels are considered to be key measures of asset quality.
The following table provides key asset quality ratios:

	At or for the years ended December 31,
	2020	2019	2018	2017	2016
Non-performing loans and leases as a percentage of loans and leases	0.78%	0.75%	0.84%	0.72%	0.79%
Non-performing assets as a percentage of loans and leases plus OREO	0.79	0.79	0.87	0.76	0.81
Non-performing assets as a percentage of total assets	0.52	0.52	0.59	0.50	0.53
ACL on loans and leases as a percentage of non-performing loans and leases (1)	213.94	138.56	137.22	158.00	144.98
ACL on loans and leases as a percentage of loans and leases (1)	1.66	1.04	1.15	1.14	1.14
Net charge-offs as a percentage of average loans and leases	0.21	0.21	0.16	0.20	0.23
Ratio of ACL on loans and leases to net charge-offs (1)	7.97x	5.09x	7.16x	5.68x	5.25x
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
Management monitors potential problem loans and leases due to a higher degree of risk associated with those loans and leases. The current expectation of lifetime losses is included in the ACL on loans and leases; however, management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $335.1 million at December 31, 2020 compared to $216.7 million at December 31, 2019.
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
Allowance for Credit Losses on Loans and Leases Methodology
The Company's policy for ACL on loans and leases is considered a critical accounting policy. The ACL on loans and leases is a contra-asset account that offsets the amortized cost basis of loans and leases for the credit losses expected to occur over the life of the asset. Executive management reviews and advises on the adequacy of the reserve which is maintained at a level management deems sufficient to cover expected losses within the loan and lease portfolios.
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

Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on the commercial and consumer portfolios and expected losses are determined using a Probability of Default/Loss Given Default/Exposure at Default (PD/LGD/EAD) framework. Expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. The Company’s PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, and credit risk ratings. The Company’s models incorporate a single economic forecast scenario and macroeconomic assumptions over a two year reasonable and supportable forecast period. Macroeconomic variables are selected based on the correlation of the variables to credit losses for each class of financing receivable. Data from the baseline forecast scenario is used as the input to the modeled loss calculation. After the reasonable and supportable forecast period, the Company reverts to historical loss rates for the remaining life of the loans and leases on a straight-line basis over a one year reversion period. The calculation of exposure at default follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses and principal paydown (PPD). PPD is the combination of contractual repayment and prepayment. A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics which are not reflected or captured in the quantitative models but are likely to impact the measurement of estimated credit losses.
Individually Assessed Loans and Leases. When loans and leases no longer match the risk characteristics of the collective assessment pool, they are removed from the collectively assessed population and individually assessed for credit losses. Generally, all non-accrual loans, TDRs, potential TDRs, loans with a charge-off, and collateral dependent loans when the borrower is experiencing financial difficulty, are individually assessed. Individual assessment calculations are based on the fair value of the collateral less estimated cost to sell, the present value of the expected cash flows from operation of the collateral, a discounted cash flow, or other appropriate individual assessment approach.
A fair value shortfall relative to the amortized cost balance is reflected as an impairment reserve within the ACL on loans and leases. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases. Any individually assessed loan for which no specific valuation allowance is necessary is the result of either sufficient cash flow or sufficient collateral coverage relative to the amortized cost. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses.
The ACL on loans and leases represents the total of estimated losses calculated through collective and individual assessments. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated by loan reporting systems. While actual future conditions and losses realized may vary significantly from present judgments and assumptions, management believes the ACL on loans and leases is adequate as of December 31, 2020. For information on the ACL methodology, refer to Note 1: Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements contained elsewhere in this report.
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
At December 31, 2020, the ACL on loans and leases was $359.4 million compared to $209.1 million at December 31, 2019. The increase of $150.3 million in the reserve at December 31, 2020 compared to December 31, 2019 is primarily due to the adoption of the CECL lifetime loss accounting model, and the impact of current and forecasted macroeconomic conditions on credit models, which were negatively affected by the emergence of the COVID-19 pandemic in 2020. The ACL on loans and leases reserve remains adequate to cover the current expectation of lifetime losses in the loan and lease portfolios. ACL on loans and leases as a percentage of loans and leases, also known as the reserve coverage, increased to 1.66% at December 31, 2020 as compared to 1.04% at December 31, 2019, and reflects an updated assessment of inherent losses and impaired reserves conducted throughout the year. ACL on loans and leases as a percentage of non-performing loans and leases increased to 213.94% at December 31, 2020 from 138.56% at December 31, 2019.
For information on the impact of adoption of the CECL model, refer to Note 1: Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements contained elsewhere in this report.

The following table provides information about the allocation of the ACL on loans and leases:

	At December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount (1)	% (1) (2)	Amount (1)	% (1) (2)	Amount (1)	% (1) (2)	Amount (1)	% (1) (2)	Amount (1)	% (1) (2)
Commercial non-mortgage	$133,187	1.88	$78,435	1.48	$86,077	1.64	$78,763	1.74	$66,874	1.62
Asset-based	10,832	1.22	13,321	1.27	12,716	1.31	10,770	1.29	5,031	0.62
Commercial real estate	159,197	2.52	65,245	1.10	60,151	1.22	49,407	1.09	47,477	1.05
Equipment financing	9,028	1.50	4,668	0.87	5,129	1.01	5,806	1.06	6,479	1.02
Residential	13,989	0.29	20,919	0.42	19,599	0.44	19,058	0.42	23,226	0.55
Home equity	26,416	1.47	15,190	0.75	19,135	0.88	23,547	1.00	31,576	1.31
Other consumer	6,782	4.35	11,318	5.15	9,546	4.20	12,643	5.31	13,657	4.97
Total ACL on loans and leases	$359,431	1.66	$209,096	1.04	$212,353	1.15	$199,994	1.14	$194,320	1.14
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
The adoption of CECL, which changed the ACL from an incurred loss model to a lifetime loss model, compounded with declines in current and forecasted macroeconomic conditions due to COVID-19 resulted in a significant increase to ACL relative to prior periods.
The ACL on loans and leases reserve allocated to commercial non-mortgage loans at December 31, 2020 increased $54.8 million compared to December 31, 2019. The year-over-year increase is primarily attributable to a decline in the macroeconomic forecasts used in the loss models, as well as the impact of changes in credit quality and loan growth.
The ACL on loans and leases reserve allocated to asset-based loans at December 31, 2020 decreased $2.5 million compared to December 31, 2019. The year-over-year decrease is primarily attributable to a decline in loan balances of $156.3 million and improved net rating migration.
The ACL on loans and leases reserve allocated to commercial real estate loans at December 31, 2020 increased $94.0 million compared to December 31, 2019. The year-over-year increase is primarily attributable to the adoption of CECL and decline in macroeconomic forecasts, as well as loan growth of $373.3 million.
The ACL on loans and leases reserve allocated to equipment financing loans at December 31, 2020 increased $4.4 million compared to December 31, 2019. The year-over-year increase is primarily attributable to decline in macroeconomic forecasts, and to a lesser extent, loan growth of $64.9 million.
The ACL on loans and leases reserve allocated to residential loans at December 31, 2020 decreased $6.9 million compared to December 31, 2019. The year-over-year decrease is primarily attributable to improved net rating migration and a decline in the loan balance of $190.7 million.
The ACL on loans and leases reserve allocated to the home equity loans at December 31, 2020 increased $11.2 million compared to December 31, 2019. The year-over-year increase is primarily attributable to the impact of the adoption of the CECL, partially offset by a decline in loan balances of $211.7 million.
The ACL on loans and leases reserve allocated to the other consumer loans at December 31, 2020 decreased $4.5 million compared to December 31, 2019. The year-over-year decrease is primarily attributable to a decrease in loan balances of $63.8 million.

The following table provides detail of activity in the ACL on loans and leases:

	At or for the years ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Beginning balance	$209,096	$212,353	$199,994	$194,320	$174,990
Adoption of ASU No. 2016-13 (CECL)	57,568	—	—	—	—
Provision	137,848	37,800	42,000	40,900	56,350
Charge-offs:
Commercial non-mortgage	(40,003)	(29,033)	(17,757)	(5,575)	(18,360)
Asset-based	(10)	—	(463)	(2,572)	—
Commercial real estate	(2,116)	(3,501)	(2,061)	(9,275)	(2,682)
Equipment financing	(796)	(793)	(423)	(558)	(565)
Residential	(2,356)	(4,153)	(3,455)	(2,500)	(4,636)
Home equity	(2,087)	(4,329)	(6,664)	(8,347)	(9,093)
Other consumer	(7,965)	(10,671)	(12,564)	(16,100)	(11,576)
Total charge-offs	(55,333)	(52,480)	(43,387)	(44,927)	(46,912)
Recoveries:
Commercial non-mortgage	2,963	1,364	4,244	2,243	1,578
Asset-based	46	262	195	115	48
Commercial real estate	55	45	161	165	631
Equipment financing	76	78	75	117	536
Residential	1,029	1,363	1,980	1,024	1,756
Home equity	3,997	5,533	4,196	4,850	4,745
Other consumer	2,086	2,778	2,895	1,187	598
Total recoveries	10,252	11,423	13,746	9,701	9,892
Net charge-offs:
Commercial non-mortgage	(37,040)	(27,669)	(13,513)	(3,332)	(16,782)
Asset-based	36	262	(268)	(2,457)	48
Commercial real estate	(2,061)	(3,456)	(1,900)	(9,110)	(2,051)
Equipment financing	(720)	(715)	(348)	(441)	(29)
Residential	(1,327)	(2,790)	(1,475)	(1,476)	(2,880)
Home equity	1,910	1,204	(2,468)	(3,497)	(4,348)
Other consumer	(5,879)	(7,893)	(9,669)	(14,913)	(10,978)
Net charge-offs	(45,081)	(41,057)	(29,641)	(35,226)	(37,020)
Ending balance	$359,431	$209,096	$212,353	$199,994	$194,320
Net charge-offs for the years ended December 31, 2020 and 2019 were $45.1 million and $41.1 million, respectively. Net charge-offs increased by $4.0 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. Although net charge-offs increased, net charge-offs as a percent to average loans and leases remained consistent overall.
The following table provides a summary of total net charge-offs to average loans and leases by category:

	Years ended December 31,
	2020	2019	2018	2017	2016
Commercial portfolio	0.28%	0.26%	0.14%	0.15%	0.20%
Consumer portfolio	0.08	0.14	0.20	0.28	0.26
Total net charge-offs to total average loans and leases	0.21%	0.21%	0.16%	0.20%	0.23%
Allowance for Credit Losses on Unfunded Loan Commitments
An allowance for credit losses is recorded to provide for losses inherent in the unused portion of commitments to lend that are not unconditionally cancellable by the Company. The adoption of CECL represented a significant change in methodology for the measurement of the allowance for credit losses on unfunded loan commitments. The calculation of the allowance generally includes the probability of funding to occur and a corresponding estimate of expected lifetime credit losses on amounts assumed to be funded. Loss calculation factors are consistent with the ACL methodology for funded loans using PD and LGD applied to the underlying borrower risk and facility grades, a draw down factor applied to utilization rates, relevant forecast information, and management's qualitative factors. The level of ACL is monitored quarterly against key metrics from the funded portfolio.
The following table provides detail of activity in the allowance for credit losses on unfunded loan commitments:

	At or for the years ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Beginning balance	$2,367	$2,506	$2,362	$2,287	$2,119
Adoption of ASU No. 2016-13 (CECL)	9,139	—	—	—	—
Provision (benefit)	1,249	(139)	144	75	168
Ending balance	$12,755	$2,367	$2,506	$2,362	$2,287

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB of Boston is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB Boston capital stock of $17.5 million at December 31, 2020 compared to $89.3 million at December 31, 2019 for its membership and for outstanding advances and other extensions of credit. Webster Bank received $2.7 million in dividends from the FHLB Boston during 2020. The most recent FHLB quarterly cash dividend was paid on November 3, 2020 in an amount equal to an annual yield of 3.76%.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. Webster Bank held $60.1 million and $59.8 million of FRB of Boston capital stock at December 31, 2020 and December 31, 2019, respectively. Webster Bank received $0.5 million in dividends from the FRB of Boston during 2020. The most recent FRB semi-annual cash dividend was paid on December 31, 2020 in an amount equal to an annual yield of 0.95%.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including ATM and debit card use, direct deposit, ACH payments, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs for both consumer and business customers throughout its primary market area. Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with FDIC regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.
Total deposits were $27.3 billion, $23.3 billion, and $21.9 billion at December 31, 2020, 2019, and 2018, respectively. The increase was driven by balances across all categories, with the exception of time deposits, as customers addressed liquidity concerns amid the pandemic. Time deposits that exceed the FDIC limit, presently $250 thousand, represent approximately 1.8%, 2.8%, and 2.5%, of total deposits at December 31, 2020, 2019, and 2018, respectively. For additional information related to period-end balances, refer to Note 11: Deposits in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Daily average balances of deposits by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2020		2019		2018
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$5,698,399		$4,300,407		$4,185,183
Interest-bearing:
Checking	3,189,275	0.10%	2,604,931	0.14%	2,585,593	0.08%
Health savings accounts	6,893,996	0.14	6,240,201	0.20	5,540,000	0.20
Money market	2,853,098	0.45	2,365,367	1.27	2,351,188	0.95
Savings	4,647,261	0.20	4,173,788	0.50	4,178,387	0.29
Time deposits	2,760,561	1.20	3,267,913	1.92	2,818,271	1.52
Total interest-bearing	20,344,191	0.33	18,652,200	0.69	17,473,439	0.52
Total average deposits	$26,042,590	0.26%	$22,952,607	0.56%	$21,658,622	0.42%
Total average deposits increased $3.1 billion, or 13.5%, in 2020 compared to 2019 and increased $1.3 billion, or 6.0%, in 2019 compared to 2018. The increase was driven by balances across all categories, with the exception of time deposits, as customers addressed liquidity concerns amid the pandemic.

The following table presents time deposits with a denomination of $100,000 or more at December 31, 2020 by maturity periods:

(In thousands)
Due within 3 months	$603,129
Due after 3 months and within 6 months	381,771
Due after 6 months and within 12 months	148,626
Due after 12 months	121,704
Time deposits with a denomination of $100 thousand or more	$1,255,230
Borrowings. FHLB advances are utilized as a source of funding for liquidity and interest rate risk management purposes. At December 31, 2020 and December 31, 2019, FHLB advances totaled $0.1 billion and $1.9 billion, respectively. Webster Bank had additional borrowing capacity from the FHLB of approximately $4.7 billion and $2.9 billion at December 31, 2020 and December 31, 2019, respectively. Webster Bank also had additional borrowing capacity from the FRB of $1.3 billion and $0.9 billion at December 31, 2020 and December 31, 2019, respectively.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase the securities at a fixed price in the future are also utilized as a source of funding. Unpledged investment securities of $4.9 billion at December 31, 2020 could have been used for collateral on borrowings such as repurchase agreements or, alternatively, to increase borrowing capacity by approximately $4.6 billion with the FHLB or approximately $4.8 billion with the FRB. In addition, Webster Bank may utilize term and overnight Fed funds to meet short-term borrowing needs.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, and junior subordinated notes maturing in 2033, which totaled $568 million and $540 million at December 31, 2020 and December 31, 2019, respectively. The Holding Company completed an underwritten public offering of $300 million senior fixed-rate notes on March 25, 2019, of which it invested the net proceeds in Webster Bank as permanent capital, to be used for working capital needs and other general purposes. During 2019, the Company initiated a fair value hedging relationship for the notes maturing in 2029 to swap the fixed interest rate to a variable rate and then during 2020, the Company terminated the swaps. The recognition of a fair value hedge adjustment to long-term debt impacted the balances in both periods.
Total borrowed funds were $1.7 billion, $3.5 billion and $2.6 billion, and represented 5.2%, 11.6% and 9.5% of total assets at December 31, 2020, 2019 and 2018, respectively. The decrease in 2020 compared to 2019 is due to deposit growth exceeding loan and securities growth. For additional information related to period-end balances and rates, refer to Note 12: Borrowings in the Notes to Consolidated Financial Statements contained elsewhere in this report.
Daily average balances of borrowings by type and weighted-average rates paid thereon for the periods as indicated:

	Years ended December 31,
	2020		2019		2018
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$730,125	2.57%	$1,201,839	2.61%	$1,339,492	2.50%
Securities sold under agreements to repurchase	571,576	0.46	296,498	0.88	467,873	1.57
Fed funds purchased	720,995	0.46	712,206	2.16	317,125	1.94
Long-term debt	564,919	3.45	468,111	4.51	225,895	4.93
Total average borrowings	$2,587,615	1.68%	$2,678,654	2.62%	$2,350,385	2.47%
Total average borrowings decreased $91.0 million, or 3.4%, in 2020 compared to 2019. The decrease in 2020 compared to 2019 was primarily due to prepayment of FHLB balances. Total average borrowings increased $328.3 million, or 14.0%, in 2019 compared to 2018. The increase in 2019 compared to 2018 was primarily due to the issuance of $300 million of senior fixed-rate notes in March 2019 and a related $17.5 million basis adjustment reflecting changes in the benchmark rate. Average borrowings represented 8.0%, 9.2%, and 8.7% of average total assets for December 31, 2020, 2019, and 2018, respectively.
The following table sets forth additional information for short-term borrowings:

	At or for the years ended December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under agreements to repurchase:
At end of year	$269,330	0.13%	$240,431	0.19%	$236,874	0.35%
Average during year	267,431	0.20	203,895	0.51	245,407	0.25
Highest month-end balance during year	325,318	—	240,431	—	264,491	—
Fed funds purchased:
At end of year	526,025	0.08	600,000	1.59	345,000	2.52
Average during year	720,995	0.46	712,206	2.16	317,125	1.96
Highest month-end balance during year	1,104,000	—	1,230,000	—	424,400	—

The following table summarizes contractual obligations to make future payments as of December 31, 2020:

	Payments Due by Period (1)
(In thousands)	Less than one year	1-3 years	3-5 years	After 5 years	Total
Senior notes	$—	$—	$150,000	$344,164	$494,164
Junior subordinated debt	—	—	—	77,320	77,320
FHLB advances	25,000	325	100,000	7,839	133,164
Securities sold under agreements to repurchase	269,330	—	200,000	—	469,330
Fed funds purchased	526,025	—	—	—	526,025
Deposits with stated maturity dates	2,173,670	240,899	73,249	—	2,487,818
Operating lease liabilities	24,414	44,594	35,267	54,005	158,280
Purchase obligations	41,756	18,605	12,497	—	72,858
Total contractual obligations	$3,060,195	$304,423	$571,013	$483,328	$4,418,959
(1)Amounts for borrowings do not include interest.
The Company also has the following obligations which have been excluded from the above table:
•unfunded commitments remaining for particular investments in private equity funds of $38.4 million, for which neither the payment timing, nor eventual obligation is certain;
•credit related financial instruments with contractual amounts totaling $6.8 billion, of which many of these commitments are expected to expire unused or only partially used, and therefore, the total amount of these commitments does not necessarily reflect future cash payments; and
•liabilities for uncertain tax positions totaling $5.0 million, for which uncertainty exists regarding the amount that may ultimately be paid, as well as the timing of any such payment.
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
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. Webster Bank paid $20 million in dividends to the Holding Company during the year ended December 31, 2020. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and junior subordinated debt, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 contained elsewhere in this report. At December 31, 2020, there was $361.0 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors, with $123.4 million of remaining repurchase authority at December 31, 2020. In addition, Webster periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. The Company records the purchase of shares of common stock at cost based on the settlement date for these transactions. During the year ended December 31, 2020, a total of 2,186,519 shares of common stock were repurchased at a cost of approximately $80.1 million, of which 2,104,195 shares were purchased under the common stock repurchase program at a cost of approximately $76.6 million, and 82,324 shares were purchased at market prices for a cost of approximately $3.5 million relating to stock compensation plan activity. Due to the economic environment resulting from the pandemic in 2020, the Company temporarily suspended repurchases under its common stock repurchase program, but will resume repurchases when market conditions warrant.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. The primary use of this funding is for loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 79.2% and 85.9% at December 31, 2020 and December 31, 2019, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on such factors as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of December 31, 2020. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems, and details specific actions required to address liquidity stress scenarios.

Applicable OCC regulations require Webster Bank, as a commercial bank, to satisfy certain minimum leverage and risk-based capital requirements. As an OCC regulated commercial institution, it is also subject to minimum tangible capital requirements. As of December 31, 2020, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. Refer to Note 15: Regulatory Matters in the Notes to Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to Webster Financial Corporation and Webster Bank.
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
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business, for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to, in varying degrees, elements of credit, interest rate, and liquidity risk. For the year ended December 31, 2020, Webster did not engage in any off-balance sheet transactions that would have a material effect on its financial condition.
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
Due to the federal funds rate target range set at 0-0.25% as of December 31, 2020, the declining interest rate scenarios of minus 100 and 200 basis points, or more, for both earnings at risk and equity at risk were not run per ALCO policy. Instead, scenarios were run with short and long-term rates declining to zero, but not below. In 2019, ALCO implemented a balance sheet repositioning strategy with the goal of reducing asset sensitivity to falling rates which included the purchase of interest rate floors. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in rates, as well as longer-term scenarios of up to four years in the future.
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
Various interest rate contracts, including futures and options, interest rate swaps, and interest rate caps and floors can be used to manage interest rate risk. These interest rate contracts involve, to varying degrees, credit risk and interest rate risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. The notional amount of interest rate contracts is the amount upon which interest and other payments are based. The notional amount is not exchanged, and therefore, should not be taken as a measure of credit risk. Refer to Note 17: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained elsewhere in this report for additional information.
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
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting December 31, 2020 and December 31, 2019, might have on Webster’s NII for the subsequent twelve month period compared to NII assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2020	n/a	n/a	1.7%	4.7%
December 31, 2019	n/a	(4.7)%	2.7%	4.8%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points, over a twelve month period starting December 31, 2020 and December 31, 2019, might have on Webster’s PPNR for the subsequent twelve month period, compared to PPNR assuming no change in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2020	n/a	n/a	2.4%	7.1%
December 31, 2019	n/a	(7.7)%	4.1%	7.1%

Interest rates are assumed to change up or down in a gradual parallel fashion, and NII and PPNR results in each scenario are compared to a flat rate scenario as a base. The flat rate scenario holds the end of period yield curve constant over a twelve month forecast horizon. The flat rate scenario as of December 31, 2020 and December 31, 2019 assumed a federal funds rate of 0.25% and 1.75%, respectively. Asset sensitivity for both NII and PPNR on December 31, 2020 was lower as compared to December 31, 2019, in the +100 basis point scenario. This lower asset sensitivity is primarily due to $3.4 billion of loans at their floors as of December 31, 2020 versus $26 million as of December 31, 2019. Many of these loans will require a rate increase greater than 100 basis points to rise above their floors.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
Webster also analyzes the estimated impact of immediate non-parallel changes in interest rates in addition to analyzing gradual parallel changes in interest rates. The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s NII for the subsequent twelve month period starting December 31, 2020 and December 31, 2019:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2020	n/a	n/a	0.2%	1.5%	n/a	(2.2)%	1.0%	2.5%
December 31, 2019	(5.1)%	(2.5)%	1.0%	2.1%	(4.7)%	(2.2)%	1.7%	2.9%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting December 31, 2020 and December 31, 2019:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2020	n/a	n/a	(0.3)%	1.7%	n/a	(4.0)%	1.8%	4.4%
December 31, 2019	(7.9)%	(3.8)%	1.1%	2.4%	(8.1)%	(3.9)%	3.0%	5.1%
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
Sensitivity to increases in the short end of the yield curve for NII and PPNR decreased from December 31, 2019 due primarily to an increase in loans at floors. NII and PPNR were less sensitive to changes in the long end of the yield curve as of December 31, 2020 when compared to December 31, 2019 due to lower reinvestment rates and an increase in forecasted prepayment speeds resulting from decreases in the long end of the yield curve, which shortens asset duration by increasing prepayments for MBS and residential mortgages.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at December 31, 2020 and December 31, 2019 and the projected change to economic values if interest rates instantaneously increase or decrease by 100 basis points:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100 bp	+100 bp
At December 31, 2020
Assets	$32,590,690	$32,546,388	n/a	$(625,173)
Liabilities	29,356,065	29,357,878	n/a	(1,058,460)
Net	$3,234,625	$3,188,510	n/a	$433,287
Net change as % base net economic value			n/a	13.6%

At December 31, 2019
Assets	$30,389,344	$29,984,052	$598,578	$(720,572)
Liabilities	27,181,574	26,226,758	839,154	(708,815)
Net	$3,207,770	$3,757,294	$(240,576)	$(11,757)
Net change as % base net economic value			(6.4)%	(0.3)%
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

Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched and would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.9 years at December 31, 2020 and negative 0.8 years at December 31, 2019. A negative duration gap implies that liabilities are longer than assets and, therefore, they have more price sensitivity than assets and will reset their interest rates slower than assets. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the longer term absent the effects of new business booked in the future. As of December 31, 2020, long-term rates fell by 97 basis points when compared to December 31, 2019. This lower starting point shortens asset duration by increasing residential loans and MBS prepayment speeds.
These estimates assume that management does not take any action to mitigate any positive or negative effects from changing interest rates. The earnings and economic value estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at December 31, 2020 represents a reasonable level of risk given the current interest rate outlook. Management, as always, is prepared to act in the event that interest rates do change rapidly.
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
Accounting estimates are necessary in the application of certain accounting policies and procedures and can be susceptible to significant change. Critical accounting policies are defined as those that are most important to the portrayal of the Company's financial condition and results of operation, and that require management to make the most difficult, subjective, and complex judgments about matters that are inherently uncertain and which could potentially result in materially different amounts using different assumptions or under different conditions. The critical accounting policy identified by management, which is discussed with the appropriate committees of the Board of Directors, is summarized below.
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of lifetime credit loss within the Company’s loan and lease portfolios as of the balance sheet date. Changes to the ACL on loans and leases and, therefore, to the related provision for credit losses can materially affect financial results.
Determination of the ACL on loans and leases requires management to make estimates and assumptions which are based on information available as of the balance sheet date. These estimates and assumptions include, but are not limited to; credit risk in the portfolios, expectations of future economic conditions, adequacy of underlying collateral, present value of expected future cash flows, and management’s qualitative factors to reflect credit risk not captured in quantitative models. The ACL on loans and leases also includes consideration of the Company’s historic loss experience and the current macroeconomic environment.
While management utilizes its best judgment and information available, the ultimate adequacy of the ACL on loans and leases is dependent on a variety of internal and external factors including the performance of the Company’s loan and lease portfolios; the mix and level of loan balances outstanding; the general health of the economy, as evidenced by fluctuations in gross domestic product (GDP), changes in real estate demand and values, interest rates, unemployment rates, bankruptcy filings, other macroeconomic metrics; and the effects of unforeseen events such as natural disasters and pandemics. Changes in these variables may result in actual losses that differ from the originally estimated amounts.
Management evaluates the adequacy of the ACL on loans and leases on a quarterly basis. Although the overall balance is determined based on specific portfolio segments and individually assessed assets, the entire balance is available to absorb credit losses for any of the loan and lease portfolios. Determination of the ACL on loans and leases, including valuation methodology, is more fully described in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained elsewhere in this report and within this Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the section captioned "Allowance for Credit Losses on Loans and Leases Methodology."

Recently Issued Accounting Standards Updates
Refer to Note 1 in the Notes to Consolidated Financial Statements contained in Item 8 of this report for a summary of recently issued ASUs and the expected impact on the Company's financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The required information is, set forth above, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, refer to the section captioned "Asset/Liability Management and Market Risk," and, set forth below, in Item 8, Financial Statements and Supplementary Data, see Note 17: Derivative Financial Instruments which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Webster Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for credit losses for loans and leases evaluated on a collective basis
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (ASC Topic 326), as of January 1, 2020. The total allowance for credit losses as of January 1, 2020 was $266.7 million, of which $252.5 million related to the allowance for credit losses on loans and leases evaluated on a collective basis (the January 1, 2020 collective ACL). As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2020 was $359.4 million, of which $343.3 million related to the allowance for credit losses on loans and leases evaluated on a collective basis (the December 31, 2020 collective ACL). The January 1, 2020 collective ACL and the December 31, 2020 collective ACL include the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics. The Company’s collectively assessed loans and leases are segmented based on the commercial and consumer portfolios and expected losses are determined using models that follow a probability of default (PD), loss given default (LGD), and exposure at default (EAD) framework. The expected credit losses are the product of multiplying the Company’s estimates of PD, LGD, and individual loan level EAD on an undiscounted basis. The Company’s calculations of PD and LGD use predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, and credit risk ratings for commercial loans. Macroeconomic variables are used as inputs to the PD and LGD models and are selected based on the correlation of the variables to credit losses for each portfolio segment. The Company’s models incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis to its historical loss rates, evaluated over the historical observation period, for the remaining life of the loans and leases. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses and principal paydown (PPD). PPD is the combination of contractual repayment and prepayment. A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics which are not reflected or captured in the quantitative models but are likely to impact the measurement of estimated credit losses.

We identified the assessment of the January 1, 2020 collective ACL and the December 31, 2020 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the PD, LGD, EAD and their significant assumptions, including portfolio segmentation, the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast period, the historical observation period, credit risk ratings for commercial loans, and PPD (2) qualitative adjustments and their significant assumptions related to credit concentration, nature and volume of portfolio growth, loan credit quality and economic considerations not reflected in the PD and LGD models and EAD method. Such significant assumptions are sensitive to variation, such that minor changes in the assumption can cause significant changes in the estimates. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models and EAD method. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:
•development of the collective ACL methodology
•development of the PD and LGD models and EAD method
•identification and determination of the significant assumptions used in the PD and LGD models and EAD method
•development of the qualitative adjustments for the economic considerations not reflected in the PD and LGD models, including significant assumptions
•development of other qualitative adjustments, including the significant assumptions
•performance monitoring of the PD and LGD models and EAD method for the December 31, 2020 collective ACL
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD and LGD models and EAD method by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the conceptual soundness of the PPD methodology including the underlying data utilized by inspecting the method documentation to determine whether the method is suitable for its intended use
•evaluating the economic forecast scenario and underlying assumptions by comparing them to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing them to specific portfolio risks characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology and assumptions used to develop the qualitative factors and the effect of those factors on the collective ACL compared with credit trends and identified limitations of the underlying quantitative models.
We also assessed the sufficiency of the audit evidence obtained related to the January 1, 2020 collective ACL and the December 31, 2020 collective ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
/s/ KPMG LLP
We have served as the Company's auditor since 2013.
Hartford, Connecticut
February 26, 2021

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2020	2019
Assets:
Cash and due from banks	$193,501	$185,341
Interest-bearing deposits	69,603	72,554
Investment securities available-for-sale, at fair value	3,326,776	2,925,833
Investment securities held-to-maturity (fair value of $5,835,364 and $5,380,653)	5,568,188	5,293,918
Allowance for credit losses on investment securities held-to-maturity	(299)	—
Investment securities held-to-maturity, net	5,567,889	5,293,918
Federal Home Loan Bank and Federal Reserve Bank stock	77,594	149,046
Loans held for sale (valued under fair value option $14,000 and $35,750)	14,012	36,053
Loans and leases	21,641,215	20,036,986
Allowance for credit losses on loan and leases	(359,431)	(209,096)
Loans and leases, net	21,281,784	19,827,890
Deferred tax assets, net	81,286	61,975
Premises and equipment, net	226,743	270,413
Goodwill	538,373	538,373
Other intangible assets, net	22,383	21,917
Cash surrender value of life insurance policies	564,195	550,651
Accrued interest receivable and other assets	626,551	455,380
Total assets	$32,590,690	$30,389,344
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$6,155,592	$4,446,463
Interest-bearing	21,179,844	18,878,283
Total deposits	27,335,436	23,324,746
Securities sold under agreements to repurchase and other borrowings	995,355	1,040,431
Federal Home Loan Bank advances	133,164	1,948,476
Long-term debt	567,663	540,364
Operating lease liabilities	158,280	174,396
Accrued expenses and other liabilities	166,167	153,161
Total liabilities	29,356,065	27,181,574
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized - 3,000,000 shares;
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $0.01 par value: Authorized - 200,000,000 shares;
Issued (93,686,311 shares)	937	937
Paid-in capital	1,109,532	1,113,250
Retained earnings	2,077,522	2,061,352
Treasury stock, at cost (3,487,389 and 1,659,749 shares)	(140,659)	(76,734)
Accumulated other comprehensive income (loss,) net of tax	42,256	(36,072)
Total shareholders' equity	3,234,625	3,207,770
Total liabilities and shareholders' equity	$32,590,690	$30,389,344
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2020	2019	2018
Interest Income:
Interest and fees on loans and leases	$789,719	$924,693	$842,449
Taxable interest and dividends on securities	189,683	207,294	191,493
Non-taxable interest on securities	21,878	21,869	20,597
Loans held for sale	769	727	628
Total interest income	1,002,049	1,154,583	1,055,167
Interest Expense:
Deposits	67,897	129,577	90,407
Securities sold under agreements to repurchase and other borrowings	5,941	17,953	13,491
Federal Home Loan Bank advances	18,767	31,399	33,461
Long-term debt	18,051	20,527	11,127
Total interest expense	110,656	199,456	148,486
Net interest income	891,393	955,127	906,681
Provision for credit losses	137,750	37,800	42,000
Net interest income after provision for credit losses	753,643	917,327	864,681
Non-interest Income:
Deposit service fees	156,032	168,022	162,183
Loan and lease related fees	29,127	31,327	32,025
Wealth and investment services	32,916	32,932	32,843
Mortgage banking activities	18,295	6,115	4,424
Increase in cash surrender value of life insurance policies	14,561	14,612	14,614
Gain on sale of investment securities, net	8	29	—
Other income	34,338	32,278	36,479
Total non-interest income	285,277	285,315	282,568
Non-interest Expense:
Compensation and benefits	428,391	395,402	381,496
Occupancy	71,029	57,181	59,463
Technology and equipment	112,273	105,283	97,877
Intangible assets amortization	4,160	3,847	3,847
Marketing	14,125	16,286	16,838
Professional and outside services	32,424	21,380	20,300
Deposit insurance	18,316	17,954	34,749
Other expense	78,228	98,617	91,046
Total non-interest expense	758,946	715,950	705,616
Income before income tax expense	279,974	486,692	441,633
Income tax expense	59,353	103,969	81,215
Net income	220,621	382,723	360,418
Preferred stock dividends and other	(9,147)	(9,738)	(8,715)
Earnings applicable to common shareholders	$211,474	$372,985	$351,703

Earnings per common share:
Basic	$2.35	$4.07	$3.83
Diluted	2.35	4.06	3.81
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2020	2019	2018
Net income	$220,621	$382,723	$360,418
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale	50,173	88,625	(43,427)
Derivative instruments	29,102	129	5,703
Defined benefit pension and postretirement benefit plans	(947)	5,826	(1,397)
Other comprehensive income (loss), net of tax	78,328	94,580	(39,121)
Comprehensive income	$298,949	$477,303	$321,297
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2017	$145,056	$937	$1,122,164	$1,595,762	$(70,430)	$(91,531)	$2,701,958
Adoption of ASU No. 2017-08 and ASU No. 2016-01	—	—	—	(1,373)	—	—	(1,373)
Net income	—	—	—	360,418	—	—	360,418
Other comprehensive loss, net of tax	—	—	—	—	—	(39,121)	(39,121)
Common stock dividends/equivalents $1.25 per share	—	—	99	(115,442)	—	—	(115,343)
Series F preferred stock dividends $1,323.44 per share	—	—	—	(7,875)	—	—	(7,875)
Dividends accrued on Series F preferred stock	—	—	—	22	—	—	22
Stock-based compensation	—	—	(1,541)	3,275	9,878	—	11,612
Exercise of stock options	—	—	(5,762)	—	7,935	—	2,173
Stock units conversion to shares	—	—	(566)	(6,484)	7,050	—	—
Common shares acquired from stock compensation plan activity	—	—	—	—	(13,779)	—	(13,779)
Common stock repurchase program	—	—	—	—	(12,158)	—	(12,158)
Series F preferred stock issuance adjustment	(19)	—	—	—	—	—	(19)
Balance at December 31, 2018	145,037	937	1,114,394	1,828,303	(71,504)	(130,652)	2,886,515
Adoption of ASU No. 2016-02	—	—	—	(513)	—	—	(513)
Net income	—	—	—	382,723	—	—	382,723
Other comprehensive income, net of tax	—	—	—	—	—	94,580	94,580
Common stock dividends/equivalents $1.53 per share	—	—	—	(141,286)	—	—	(141,286)
Series F preferred stock dividends $1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Stock-based compensation	—	—	885	—	11,741	—	12,626
Exercise of stock options	—	—	(2,029)	—	2,648	—	619
Common shares acquired from stock compensation plan activity	—	—	—	—	(6,616)	—	(6,616)
Common stock repurchase program	—	—	—	—	(13,003)	—	(13,003)
Balance at December 31, 2019	145,037	937	1,113,250	2,061,352	(76,734)	(36,072)	3,207,770
Adoption of ASU No. 2016-13	—	—	—	(51,213)	—	—	(51,213)
Net income	—	—	—	220,621	—	—	220,621
Other comprehensive income, net of tax	—	—	—	—	—	78,328	78,328
Common stock dividends/equivalents $1.60 per share	—	—	—	(145,363)	—	—	(145,363)
Series F preferred stock dividends $1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Stock-based compensation	—	—	(3,524)	—	15,703	—	12,179
Exercise of stock options	—	—	(194)	—	434	—	240
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,506)	—	(3,506)
Common stock repurchase program	—	—	—	—	(76,556)	—	(76,556)
Balance at December 31, 2020	$145,037	$937	$1,109,532	$2,077,522	$(140,659)	$42,256	$3,234,625
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2020	2019	2018
Operating Activities:
Net income	$220,621	$382,723	$360,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	137,750	37,800	42,000
Deferred tax (benefit) expense	(31,236)	927	9,472
Depreciation and amortization	36,616	37,507	38,750
Amortization of premiums/discounts, net	75,929	49,731	50,984
Stock-based compensation	12,179	12,626	11,612
Gain on sale, net of write-down, on foreclosed and repossessed assets	(1,938)	(729)	(709)
Loss on sale/write-down on premises and equipment	1,105	1,340	346
Gain on the sale of investment securities, net	(8)	(29)	—
Increase in cash surrender value of life insurance policies	(14,561)	(14,612)	(14,614)
Gain from life insurance policies	(1,219)	(4,933)	(2,553)
Mortgage banking activities	(18,295)	(6,115)	(4,424)
Proceeds from sale of loans held for sale	486,341	216,239	188,025
Originations of loans held for sale	(449,803)	(240,305)	(171,883)
Net change in right-of-use lease assets	27,868	2,479	—
Net increase in derivative contract assets net of liabilities	(118,336)	(123,752)	(4,615)
Gain on sale of banking center deposits	—	—	(4,596)
Net decrease (increase) in accrued interest receivable and other assets	25,657	(23,790)	(739)
Net decrease in accrued expenses and other liabilities	(8,121)	(23,257)	(28,066)
Net cash provided by operating activities	380,549	303,850	469,408
Investing Activities:
Purchases of available-for-sale investment securities	(990,904)	(549,541)	(873,108)
Proceeds from available-for-sale investment securities maturities/principal payments	627,577	556,283	538,747
Proceeds from sales of available-for-sale investment securities	8,963	70,087	—
Purchases of held-to-maturity investment securities	(1,297,535)	(1,571,604)	(393,693)
Proceeds from held-to-maturity investment securities maturities/principal payments	983,864	573,703	524,862
Net proceeds from sale of Federal Home Loan Bank/Federal Reserve Bank stock	71,452	240	2,280
Alternative investments capital call, net	(12,244)	(6,065)	(1,215)
Net increase in loans	(1,681,947)	(1,642,501)	(990,014)
Proceeds from loans not originated for sale	9,197	20,931	1,687
Proceeds from life insurance policies	1,885	12,866	4,271
Proceeds from the sale of foreclosed properties and repossessed assets	11,497	11,562	8,011
Proceeds from the sale of premises and equipment	866	—	567
Additions to premises and equipment	(21,280)	(25,717)	(32,958)
Divestiture of banking center deposits, net cash paid	—	—	(107,361)
Net cash used for investing activities	(2,288,609)	(2,549,756)	(1,317,924)

See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2020	2019	2018
Financing Activities:
Net increase in deposits	4,006,319	1,465,377	979,519
Proceeds from Federal Home Loan Bank advances	3,850,000	9,200,000	8,960,000
Repayments of Federal Home Loan Bank advances	(5,665,312)	(9,078,332)	(8,810,297)
Net (decrease) increase in securities sold under agreements to repurchase and other borrowings	(45,076)	458,557	(61,395)
Issuance of long-term debt	—	300,000	—
Debt issuance costs	—	(3,642)	—
Dividends paid to common shareholders	(144,965)	(140,783)	(114,959)
Dividends paid to preferred shareholders	(7,875)	(7,875)	(7,875)
Exercise of stock options	240	619	2,173
Common stock repurchase program	(76,556)	(13,003)	(12,158)
Common shares acquired related to stock compensation plan activity	(3,506)	(6,616)	(13,779)
Net cash provided by financing activities	1,913,269	2,174,302	921,229
Net increase (decrease) in cash and cash equivalents	5,209	(71,604)	72,713
Cash and cash equivalents at beginning of period	257,895	329,499	256,786
Cash and cash equivalents at end of period	$263,104	$257,895	$329,499

Supplemental disclosure of cash flow information:
Interest paid	$118,123	$197,200	$144,726
Income taxes paid	94,072	110,057	60,925
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$5,394	$10,440	$8,105
Transfer of loans from portfolio to loans held for sale	8,578	16,609	5,443
Deposits assumed	4,657	—	—
Right-of-use lease assets recorded upon ASU adoption	—	157,234	—
Lessee operating lease liabilities recorded upon ASU adoption	—	178,802	—
See accompanying Notes to Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986 and headquartered in Waterbury, Connecticut. Webster Bank is the principal consolidated subsidiary of Webster Financial Corporation. Webster Bank, including its HSA Bank division, deliver a wide range of banking, investment, and financial services to individuals, families, and businesses. Webster Bank serves consumer and business customers with mortgage lending, financial planning, trust, and investment services through a distribution network consisting of banking centers, ATMs, a customer care center, and a full range of web and mobile-based banking services throughout southern New England and Westchester County, New York. It also offers equipment financing, commercial real estate lending, asset-based lending, and treasury and payment solutions primarily in the eastern U.S. HSA Bank is a leading provider of health savings accounts, while also delivering health reimbursement arrangements, and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states.
Basis of Presentation
The accounting and reporting policies of the Company that materially affect its financial statements conform with GAAP. The Consolidated Financial Statements and the accompanying Notes thereto include the accounts of Webster Financial Corporation and all other entities in which it has a controlling financial interest. Intercompany accounts and transactions have been eliminated in consolidation. Assets that the Company holds or manages in a fiduciary or agency capacity for customers, typically referred to as assets under administration or assets under management, are not included in the accompanying Consolidated Balance Sheets as those assets are not the Company's, and the Company is not the primary beneficiary.
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
Cash and Cash Equivalents
Cash and cash equivalents, as referenced in the accompanying Consolidated Statements of Cash Flows, is comprised of cash and due from banks and interest-bearing deposits. Cash equivalents have a maturity of three months or less.
Cash and due from banks, as referenced in the accompanying Consolidated Balance Sheets, includes cash on hand, certain deposits at the FRB of Boston, and cash due from banks. Restricted cash related to Federal Reserve System requirements and cash collateral received on derivative positions are included in cash and due from banks.
Interest-bearing deposits, as referenced in the accompanying Consolidated Balance Sheets, includes deposits at the FRB of Boston in excess of reserve requirements and federal funds sold to other financial institutions. Federal funds sold essentially represents an uncollateralized loan and therefore the Company regularly evaluates the credit risk associated with the other financial institutions to assure that Webster does not become exposed to any significant credit risk on those cash equivalents.

Investment in Debt Securities
Debt security transactions are recognized on the trade date, which is the date the order to buy or sell the security is executed. Investment in debt securities are classified as available-for-sale or held-to-maturity at the time of purchase. Any classification change subsequent to trade date is reviewed for compliance with corporate objectives and accounting policies.
Debt securities classified as held-to-maturity are those which Webster has the ability and intent to hold to maturity. Debt securities classified as held-to-maturity are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense are recognized as interest income using the effective interest method, with consideration given to prepayment assumptions on mortgage backed securities. Premiums are amortized to the earliest call date for debt securities purchased at a premium, with explicit, non-contingent call features and are callable at a fixed price and preset date. Debt securities classified as held-to-maturity are reviewed for credit losses under the CECL model with an allowance recorded on the balance sheet for expected lifetime credit losses. The allowance for credit losses is calculated on a pooled basis using statistical models which include forecasted scenarios of future economic conditions. Forecasts revert to long-run loss rates implicitly through the economic scenario, generally over three years. If the risk for a particular security no longer matches the collective assessment pool, it is removed and individually assessed for credit deterioration. A security will be placed on non-accrual status if collection of principal and interest in accordance with contractual terms is doubtful.
Debt securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded as a component of other comprehensive income (OCI) or other comprehensive loss (OCL). If a debt security is transferred from available-for-sale to held-to-maturity it is recorded at fair value at the time of transfer and the respective gain or loss would be recorded as a separate component of OCI or OCL and amortized as an adjustment to interest income over the remaining life of such security. Debt securities classified as available-for-sale are reviewed for credit losses when the fair value of a security falls below the amortized cost basis and the decline is evaluated to determine if any portion is attributable to credit loss. The decline in fair value attributable to credit loss is recorded directly to earnings, with a corresponding allowance for credit loss, limited to the amount that fair value is less than the amortized cost. If the credit quality subsequently improves, previously recorded allowance amounts may be reversed. The non-accrual policy for available-for-sale debt securities is the same as for held-to-maturity debt securities. When the Company intends to sell an impaired available-for-sale debt security, or if it is more likely than not that the Company will be required to sell the security, prior to recovery of the amortized cost basis, the entire fair value adjustment will immediately be recognized in earnings through non-interest income. The gain or loss on sale is calculated using the carrying value plus any related accumulated OCI or OCL balance associated with the securities sold.
A zero credit loss assumption is maintained for U.S. Treasuries and agency-backed securities in both the held-to-maturity and available-for-sale portfolios. This assumption is subject to quarterly review to ensure it remains appropriate. Refer to Note 4: Investment Securities for further information related to investment in debt securities.
Investment in Equity Securities
The Company’s accounting treatment for unconsolidated equity investments differs for those with and without readily determinable fair values. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in non-interest income. For equity investments without readily determinable fair values, the Company elected the measurement alternative, and therefore carries these investments at cost, less impairment, if any, plus or minus changes in observable prices. Certain equity investments that do not have a readily available fair value may qualify for net asset value (NAV) measurement based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. On a quarterly basis, the Company reviews its equity investments without readily determinable fair values for impairment. If the equity investment is considered impaired, an impairment loss equal to the amount by which the carrying value exceeds its fair value is recorded through a charge to earnings. The impairment loss may be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at a higher amount than the carrying amount that was established when the impairment was recognized. Impairment as well as upward or downward adjustments resulting from observable price changes in orderly transactions for identical or similar investments are included in non-interest income.
Equity investments in entities that finance affordable housing and other community development projects provide a return primarily through the realization of tax benefits. The Company applies the proportional amortization method to account for its investments in qualified affordable housing projects.
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the FHLB and the Federal Reserve System, and is required to maintain an investment in capital stock of the FHLB of Boston and FRB of Boston. Based on redemption provisions, the stock of both the FHLB and the FRB has no quoted market value and is carried at cost. Membership stock is reviewed for impairment if economic circumstances would warrant review.

Loans Held for Sale
Loans that are classified as held for sale at the time of origination are accounted for under the fair value option. Loans not originated for sale but subsequently transferred to held for sale are valued at the lower of cost or fair value and are valued on an individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of other non-interest income. Gains or losses on the sale of loans held for sale are recorded as part of mortgage banking activities, or other income. Cash flows from the sale of loans that were originated specifically for resale are presented as operating cash flows. Cash flows from the sale of loans originated for investment then subsequently transferred to held for sale are presented as investing cash flows. Refer to Note 6: Transfers of Financial Assets for further information.
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
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales, primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses covering certain characteristics of the mortgage loans sold and the Company's origination process. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any other assets obtained or liabilities incurred in exchange for the transferred assets.
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. Servicing assets and any other interests held by the Company are recorded at fair value upon transfer, and thereafter are carried at the lower of cost or fair value. Refer to Note 6: Transfers of Financial Assets for further information.
Loans and Leases
Loans and leases are stated at the principal amount outstanding, net of amounts charged off, unearned income, unamortized premiums and discounts, and deferred loan and lease fees or costs which are recognized as yield adjustments using the interest method. These yield adjustments are amortized over the contractual life of the related loans and leases adjusted for prepayments when applicable. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Prepayment fees are recognized in non-interest income. Cash flows from loans and leases are presented as investing cash flows.
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
When loans and leases are placed on non-accrual status, the accrual of interest is discontinued, and any unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a non-accrual loan or lease is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected on commercial, commercial real estate, and equipment finance loans and leases, any payment received on a non-accrual loan or lease is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. If the Company determines, through a current valuation analysis, that principal can be recovered on residential real estate and consumer loans, interest payments are taken into income as received on a cash basis.

Loans are generally removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms and, in the opinion of management, are fully collectible as to principal and interest. Pursuant to regulatory guidance, a loan discharged under Chapter 7 of the U.S. bankruptcy code is removed from non-accrual status when the bank expects full repayment of the remaining pre-discharged contractual principal and interest, and had at least six consecutive months of current payments. Refer to Note 5: Loans and Leases for further information.
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases is a contra-asset account that offsets the amortized cost basis of loans and leases for the credit losses expected to occur over the life of the asset. The ACL is established through a provision charged to expense. Executive management reviews and advises on the adequacy of the reserve which is maintained at a level management deems sufficient to cover expected losses within the loan and lease portfolios. The Company has elected to present accrued interest receivable separately from the amortized cost basis on the balance sheet and does not estimate an ACL on accrued interest as policies are in place to ensure timely write-offs and non-accruals.
The ACL on loans and leases is determined using the CECL model which requires recognition of expected lifetime credit losses at the origination or purchase of an asset. Expected losses are determined through pooled, collective assessment of loans and leases with similar risk characteristics. If the risk characteristics of a loan or lease change and no longer match the collective assessment pool, it is removed and individually assessed for credit impairment. Management applies significant judgments and assumptions that influence the loss estimate and ACL on loan and lease balances.
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on two portfolio segments, the commercial loans and leases and consumer loans. Expected losses are determined using a Probability of Default/Loss Given Default/Exposure at Default (PD/LGD/EAD) framework. Expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the projected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. The Company’s PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, and credit risk ratings.
The Company employs a dual grade credit risk grading system for estimating the PD and the LGD for commercial, commercial real estate, and equipment financing borrowers. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of loss. Grades (1) - (6) are considered pass ratings, and (7) - (10) are considered criticized as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrowers’ current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information or other loan factors on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring. A (7) "Special Mention" asset has the potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. A (8) "Substandard" asset has a well-defined weakness that jeopardizes the full repayment of the debt. An asset rated (9) "Doubtful" has all of the same weaknesses as a substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Assets classified as (10) "Loss" in accordance with regulatory guidelines are considered uncollectible and charged off.
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

Macroeconomic variables are used as inputs to the loss models and are selected based on the correlation of the variables to credit losses for each class of financing receivable as follows: the commercial model uses unemployment, GDP, and retail sales (for commercial unfunded); the residential model uses the Case-Shiller Home Price Index; home equity loan and line of credit models use interest rate spreads between U.S. Treasuries and corporate bonds and the home equity loan model also uses the Federal Housing Finance Agency (FHFA) home price index; personal loan and credit line models use the Case-Shiller and FHFA home price indices. There were no changes to the macroeconomic variables used in the loss models in the current year. Forecasted economic scenarios are sourced from a third party. Data from the baseline forecast scenario is used as the input to the modeled loss calculation. Changes in forecasts of macroeconomic variables will impact expectations of lifetime credit losses calculated by the loss models. However, the impact of changes in macroeconomic forecasts may be different for each portfolio and will reflect the credit quality and nature of the underlying assets at that time.
To further refine the expected loss estimate qualitative factors are used reflecting consideration of: credit concentration, credit quality trends, the quality of internal loan reviews, the nature and volume of portfolio growth, staffing levels, underwriting exceptions, and economic considerations not reflected in the base loss model. Management may apply additional qualitative adjustments to reflect other relevant facts and circumstances that impact expected credit losses. These economic and qualitative inputs are used to forecast expected losses over a reasonable and supportable forecast period. The Company uses a 2-year reasonable and supportable forecast period, after which, loss rates revert to historical loss rates on a straight-line basis over a 1-year period. Historical loss rates are based on approximately 10 years of recently available data and are updated annually.
In addition to the above considerations, the ACL calculation includes expectations of prepayments and recoveries. Extensions, renewals, and modifications are not included in the collective assessment; however, if there is a reasonable expectation of a TDR, the loan is removed from the collective assessment pool and is individually assessed.
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
A fair value shortfall relative to the amortized cost balance is reflected as an impairment reserve within the ACL on loans and leases. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. Any individually assessed loan for which no specific valuation allowance is necessary is the result of either sufficient cash flow or sufficient collateral coverage relative to the amortized cost.
Before the adoption of CECL on January 1, 2020, the allowance for loan and lease losses (ALLL) was determined under the ALLL incurred loss model which reflected management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the related balance sheet date. The ALLL consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans and leases; (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) qualitative factors determined based on general economic conditions and other factors that may be internal or external to the Company. The reserve level reflects management’s view of trends in losses, portfolio quality, and economic, political, and regulatory conditions. While management utilized its best judgment based on the information available at the time, the ultimate adequacy of the allowance is dependent upon a variety of factors that are beyond the Company’s control, which include the performance its portfolio, economic conditions, interest rate sensitivity, and other external factors.

The process for estimating probable losses under the ALLL approach is based on predictive models that measure the current risk profile of the loan and lease portfolio and combines the measurement with other quantitative and qualitative factors. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employs a dual grade credit risk grading system for estimating the PD and the LGD. The credit risk grade system under the ALLL model is the same as described under the CECL approach. For residential and consumer loans, the Company's credit risk factors are also consistent with the factors used in the CECL approach. Back-testing was performed to compare original estimated losses and actual observed losses, resulting in ongoing refinements. The balance resulting from this process together with specific valuation allowances determines the overall reserve level.
Refer to Note 5: Loans and Leases for further information.
Charge-off of Uncollectible Loans
Any loan may be charged-off if a loss confirming event has occurred or if there is a period of extended delinquency. Loss confirming events usually involve the receipt of specific adverse information about the borrower and may include bankruptcy when unsecured, foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan when that collateral asset is the sole source of repayment. The Company generally will charge-off commercial loans when it is determined that the specific loan or a portion thereof is uncollectible. This determination is based on facts and circumstances of the individual loan and normally includes considering the viability of the related business, the value of any collateral, the ability and willingness of any guarantors to perform and the overall financial condition of the borrower. The Company generally will charge-off residential real estate loans to the estimated fair value of its collateral, net of selling costs, when becoming 180 days past due.
Allowance for Credit Losses on Unfunded Loan Commitments
The allowance for credit losses on unfunded loan commitments provides for potential exposure inherent with funding the unused portion of legal commitments to lend that are not unconditionally cancellable by the Company. Accounting for unfunded loan commitments follows the CECL model. The calculation of the allowance includes the probability of funding to occur and a corresponding estimate of expected lifetime credit losses on amounts assumed to be funded. Loss calculation factors are consistent with the ACL methodology for funded loans using PD and LGD applied to the underlying borrower risk and facility grades, a draw down factor applied to utilization rates, relevant forecast information, and management's qualitative factors. The allowance for credit losses on unfunded credit commitments is included within other liabilities in the accompanying Consolidated Balance Sheets and the related credit expense is reported as a component of other non-interest expense in the accompanying Consolidated Statements of Income. Refer to Note 23: Commitments and Contingencies for further information.
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
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDR are evaluated on a case-by-case basis for determination of whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDR for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through a fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement. Refer to Note 5: Loans and Leases for further information.

Foreclosed and Repossessed Assets
Real estate acquired through foreclosure or completion of a deed in lieu of foreclosure and other assets acquired through repossession are recorded at fair value less estimated cost to sell at the date of transfer. Subsequent to the acquisition date, the foreclosed and repossessed assets are carried at the lower of cost or fair value less estimated selling costs and are included within other assets in the accompanying Consolidated Balance Sheets. Independent appraisals generally are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. Upon transfer to other real estate owned (OREO) the excess of loan balance over fair value less cost to sell is charged off against the ACL. Subsequent write-downs in value, maintenance costs as incurred, and gains or losses upon sale are charged to non-interest expense in the accompanying Consolidated Statements of Income.
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
Repairs and maintenance costs are charged to non-interest expense as incurred. Property and equipment that is actively marketed for sale is reclassified to assets held for disposition. The cost and accumulated depreciation and amortization relating to property and equipment retired or otherwise disposed of are eliminated, and any resulting losses are charged to non-interest expense. Refer to Note 7: Premises and Equipment for further information.
Leasing
A ROU asset and corresponding lease liability is recognized at the lease commencement date when the Company is a lessee. ROU lease assets are included in premises and equipment in the accompanying Consolidated Balance Sheets. A ROU asset reflects the present value of the future minimum lease payments adjusted for any initial direct costs, incentives, or other payments prior to the lease commencement date. A lease liability represents a legal obligation to make lease payments and is determined by the present value of the future minimum lease payments discounted using the rate implicit in the lease, or the Company’s incremental borrowing rate. Variable lease payments that are dependent on an index, or rate, are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Renewal options are not included as part of the ROU asset or lease liability unless the option is deemed reasonably certain to exercise.
For real estate leases, lease components and non-lease components are accounted for as a single lease component. For equipment leases, lease and non-lease components are accounted for separately. Operating lease expense is comprised of operating lease costs and variable lease costs, net of sublease income, and is reflected as part of occupancy within non-interest expense in the accompanying Consolidated Statements of Income. Operating lease expense is recorded on a straight-line basis. Refer to Note 8: Leasing for further information.
Goodwill
Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is not subject to amortization but rather is evaluated for impairment annually, or more frequently if events occur or circumstances change indicating it would more likely than not result in a reduction of the fair value of the reporting units below their carrying value, including goodwill.
Goodwill may be evaluated for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting units is less than their carrying amount, including goodwill. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, or if for any other reason the Company determines to be appropriate, then a quantitative assessment will be performed. The quantitative assessment process utilizes an equally weighted combined income and market approach to arrive at an indicated fair value range for the reporting units. The fair value calculated for each reporting unit is compared to its carrying amount, including goodwill, to ascertain if goodwill impairment exists. If the fair value exceeds the carrying amount, including goodwill for a reporting unit it is not considered impaired. If the fair value is below the carrying amount, including goodwill for a reporting unit then an impairment charge is recognized for the amount by which the carrying amount exceeds the calculated fair value, up to but not exceeding the amount of goodwill allocated to the reporting unit. The resulting amount is charged to non-interest expense.
The Company completed a quantitative assessment for its reporting units during its most recent annual impairment review. Based on this quantitative assessment, the Company determined that there was no evidence of impairment to the balance of its goodwill. Refer to Note 9: Goodwill and Other Intangible Assets for further information.

Other Intangible Assets
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because it is capable of being sold or exchanged either separately or in combination with a related contract, asset, or liability. Other intangible assets with finite useful lives, such as core deposits and customer relationships, are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable. Refer to Note 9: Goodwill and Other Intangible Assets for further information.
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
Securities Sold Under Agreements to Repurchase
These agreements are accounted for as secured financing transactions since Webster maintains effective control over the transferred investment securities and the transfer meets the other criteria for such accounting. Obligations to repurchase the sold investment securities are reflected as a liability in the accompanying Consolidated Balance Sheets. The investment securities sold, with agreement to repurchase, to wholesale dealers are transferred to a custodial account for the benefit of the dealer or bank with whom each transaction is executed. The dealers or banks may sell, loan, or otherwise hypothecate such securities to other parties in the normal course of their operations and agree to resell to Webster the same securities at the maturity date of the agreements. Webster also enters into repurchase agreements with Bank customers. The investment securities sold with agreement to repurchase to Bank customers are not transferred but internally pledged to the repurchase agreement transaction. Refer to Note 12: Borrowings for further information.
Revenue From Contracts With Customers
Revenue from contracts with customers generally comprises non-interest income earned by the Company in exchange for services provided to customers and is recognized when services are complete or as they are rendered. These revenue streams include deposit service fees, wealth and investment services, and an insignificant component of other non-interest income in the accompanying Consolidated Statements of Income. The Company identifies the performance obligations included in the contracts with customers, determines the transaction price, allocates the transaction price to the performance obligations, as applicable, and recognizes revenue when performance obligations are satisfied. Services provided over a period of time are typically transferred to customers evenly over the term of the contracts and revenue is recognized evenly over the period services are provided. Contract receivables are included in accrued interest receivable and other assets. Payment terms vary by services offered, and the time between completion of performance obligations and payment is typically not significant. Refer to Note 22: Revenue from Contracts with Customers for further information.
Share-Based Compensation
Webster maintains stock compensation plans under which restricted stock, restricted stock units, non-qualified stock options, incentive stock options, or stock appreciation rights may be granted to employees and directors. Share awards are issued from available treasury shares. Share-based compensation cost is recognized over the vesting period, is based on the grant-date fair value, net of a reduction for estimated forfeitures which is adjusted for actual forfeitures as they occur, and is reported as a component of compensation and benefits within non-interest expense. Awards are generally subject to a 3-year vesting period, while certain conditions provide for a 1-year vesting period. For restricted stock and restricted stock unit awards, fair value is measured using the Company's common stock closing price at the date of grant. For certain performance-based restricted stock awards, fair value is measured using the Monte Carlo valuation methodology, which provides for the 3-year performance period. Awards ultimately vest in a range from zero to 150% of the target number of shares under the grant. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition. Stock option awards use the Black-Scholes Option-Pricing Model to measure fair value at the date of grant. Excess tax benefit or tax deficiency results when tax return deductions differ from recognized compensation cost determined using the grant-date fair value approach for financial statement purposes.
Dividends are paid on time-based shares upon grant and are non-forfeitable, while dividends are accrued on performance-based awards and paid with the vested shares when the performance target is met. Refer to Note 20: Share-Based Plans for further information.

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
Tax positions that are uncertain but meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Webster recognizes interest expense and penalties on uncertain tax positions as a component of income tax expense and recognizes interest income on refundable income taxes as a component of other non-interest income. Refer to Note 10: Income Taxes for further information.
Earnings Per Common Share
Earnings per common share is calculated under the two-class method. Basic earnings per common share is computed by dividing earnings applicable to common shareholders by the weighted-average number of common shares outstanding, excluding outstanding participating securities, during the pertinent period. Certain unvested restricted stock awards are participating securities as they have non-forfeitable rights to dividends. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of shares resulting from stock compensation and warrants for common stock, using the treasury stock method. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share is provided in Note 16: Earnings Per Common Share.
Comprehensive Income
Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Comprehensive income consists of net income, and the after-tax effect of the following items: changes in net unrealized gain/loss on securities available for sale, changes in net unrealized gain/loss on derivative instruments, and changes in net actuarial gain/loss for defined benefit pension and other postretirement benefit plans. Comprehensive income is reported in the consolidated statement of shareholders' equity, consolidated statement of comprehensive income, and detailed in Note 14: Accumulated Other Comprehensive Income, Net of Tax.
Derivative Instruments and Hedging Activities
Derivatives are recognized at fair value and included in accrued interest receivable and other assets and accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The value of exchange-traded contracts is based on quoted market prices while non-exchange traded contracts are valued based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require management judgment or estimation, relating to future rates and credit activities. Cash flows from derivative financial instruments are included in net cash provided by operating activities in the accompanying Consolidated Statements of Cash Flows.
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
The change in fair value on a derivative designated and qualifying as a fair value hedge, as well as the offsetting change in fair value on the hedged item attributable to the risk being hedged, is recognized in earnings in the same accounting period. The gain or loss on a derivative designated and qualifying as a cash flow hedge is initially recorded as a component of accumulated other comprehensive loss, net of tax (AOCL) and subsequently reclassified to interest income as hedged interest payments are received or to interest expense as hedged interest payments are made in the same period during which the hedged transaction affects earnings.

Derivatives Not Designated in Hedge Relationships. The Company also enters into derivative transactions which are not designated in hedge relationships. Derivative financial instruments not designated in hedge relationships are recorded at fair value with changes in fair value recognized in other non-interest income in the accompanying Consolidated Statements of Income.
Offsetting Assets and Liabilities. The Company presents derivative assets and derivative liabilities with the same counterparty and the related variation margin of cash collateral on a net basis in the accompanying Consolidated Balance Sheets. Cash collateral relating to initial margin is included in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets. Securities collateral is not offset. The Company clears all dealer eligible contracts through the Chicago Mercantile Exchange (CME), and has elected to record non-cleared derivative positions subject to a legally enforceable master netting agreement on a net basis.
Refer to Note 17: Derivative Financial Instruments for further information.
Fair Value Measurements
The Company measures many of its assets and liabilities on a fair value basis, in accordance with Accounting Standards Codification (ASC) Topic 820, "Fair Value Measurement." Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available-for-sale securities, and loans held for sale where the Company has elected the fair value option. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment. Examples of these include impaired loans and leases, mortgage servicing assets, long-lived assets, goodwill, and loans not originated for sale but subsequently transferred to held for sale, which are accounted for at the lower of cost or fair value. Further information regarding the Company's policies and methodology used to measure fair value is presented in Note 18: Fair Value Measurements.
Employee Retirement Benefit Plans
Webster Bank maintains a defined-contribution plan offering traditional 401(k) and Roth 401(k) options that are available to employees aged 21 and above, beginning 90 days after hire. All expenses of maintaining this qualified plan, as well as matching contributions, are charged to other expense within non-interest expense.
Webster Bank maintains a noncontributory defined-benefit pension plan covering all employees that were participants on or before December 31, 2007. Costs related to this qualified plan, based upon actuarial computations of current and future benefits for eligible employees, are charged to other expense within non-interest expense and are funded in accordance with the requirements of the Employee Retirement Income Security Act. The plan is recorded as an asset when over-funded or a liability when under-funded.
There is a supplemental retirement plan for select executive level employees that were participants on or before December 31, 2007. There is also a postretirement healthcare benefits plan for certain retired employees. Refer to Note 19: Retirement Benefit Plans for further information about these plans.
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
In addition, on April 7, 2020, the federal banking agencies issued an interagency statement that offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are TDRs. The interagency statement was originally issued on March 22, 2020, but was revised to address the relationship between their original TDR guidance and the guidance in Section 4013 of the CARES Act. On December 27, 2020, the Consolidated Appropriations Act, 2021 extended the relief offered by the CARES Act related to TDRs.
To qualify for TDR accounting and disclosure relief under the CARES Act, the applicable loan must not have been more than 30 days past due as of December 31, 2019, and the modification must be executed between March 1, 2020, and December 31, 2020, subsequently extended through January 1, 2022, or the date that is 60 days after the termination date of the national emergency declared by the President on March 13, 2020, under the National Emergencies Act related to the outbreak of COVID-19. The CARES Act applies to modifications made as a result of COVID-19 including: forbearance agreements, interest rate modifications, repayment plans, and other arrangements to defer or delay payment of principal or interest.

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
Recently Adopted Accounting Standards Updates
Effective January 1, 2020, the following new accounting guidance was adopted by the Company:
ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.
The Accounting Standards Update (the Update) provides optional expedients and exceptions available to contracts, hedging relationships, and other transactions affected by reference rate reform. In addition to expedients for contract modifications, the Update allows for a one-time transfer or sale of held-to-maturity securities that reference an eligible rate. The Company will consider this one-time securities transfer along with other expedients available under the Update as the Company proceeds with reference rate reform activities.
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
The Update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The updated guidance also requires an entity to amortize the capitalized implementation costs as an expense over the term of the hosting arrangement presented in the same income statement line item as the fees associated with the hosting arrangement.
The Company adopted the Update during the first quarter 2020 on a prospective basis to implementation costs incurred after the date of adoption. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.
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
The Updates replace the existing incurred loss approach for recognizing credit losses with a new credit loss methodology known as the current expected credit loss (CECL) model. The CECL methodology requires earlier recognition of credit losses using a lifetime credit loss measurement approach for financial assets carried at amortized cost. The Updates also revised the accounting for credit losses on available-for-sale debt securities, by eliminating the other-than-temporary impairment model and requiring credit losses be presented as an allowance rather than a direct write-down, although determined outside the scope of the CECL methodology.
The CECL accounting model applies to assets measured at amortized cost including loans, held-to-maturity debt securities, net investments in leases, and off-balance sheet credit exposures. CECL requires recognition of credit losses at purchase or origination using a lifetime credit loss measurement approach. The allowance for credit losses is based on the composition, characteristics, and credit quality of the loan and securities portfolios as of the reporting date and includes consideration of current economic conditions and reasonable and supportable forecasts at that date. The CECL methodology also requires consideration of a broader range of reasonable and supportable information to determine the allowance for credit losses including economic forecasts.
The "Investment in Debt Securities," "Allowance for Credit Losses on Loans and Leases," and "Allowance for Credit Losses on Unfunded Loan Commitments" sections of this note provide detailed information relating to accounting policy reflective of adoption of the Updates.
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
The impact of the January 1, 2020, adoption entry is summarized in the table below:

	December 31, 2019		January 1, 2020
(In thousands)	Pre-ASC 326 Adoption	Impact of Adoption	Reported Under ASC 326
Assets:
Allowance for credit losses on investment securities held-to-maturity	$—	$(397)	$(397)
Allowance for credit losses on loans and leases (1)	(209,096)	(57,568)	(266,664)
Deferred tax assets, net	61,975	15,891	77,866

Liabilities and shareholders' equity:
Accrued expenses and other liabilities	153,161	9,139	162,300
Retained earnings	2,061,352	(51,213)	2,010,139
(1)The total allowance for credit losses on loans and leases as of January 1, 2020 consists of $252.5 million assessed on a collective basis and $14.2 million assessed on an individual basis.
The Company has elected to defer the CECL impact on regulatory capital for two years, followed by a three-year transition period. For additional information on accounting for credit losses refer to Note 4: Investment Securities, Note 5: Loans and Leases, and Note 23: Commitments and Contingencies.

ASU No. 2018-14, Compensation-Retirement Benefits - Defined Benefit Plan - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.
The Update modifies disclosure requirements for employers that sponsor defined benefit pension and other postretirement plans, including eliminating certain disclosure requirements determined to be not useful to users of the financial statements.
The Company adopted the Update for December 31, 2020 disclosures. The adoption did not have a material effect on the Company's consolidated financial statements.
Accounting Standards Issued but not yet Adopted
The following new accounting guidance, applicable to the Company, has been issued by the FASB but is pending adoption:
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
The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in accrued interest receivable and other assets and accrued expenses and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits, in the accompanying Consolidated Statements of Income. Refer to Note 18: Fair Value Measurements for additional information.
Non-Consolidated
Tax Credit Finance Investments. The Company makes non-marketable equity investments in entities that finance affordable housing and other community development projects and provide a return primarily through the realization of tax benefits. In most instances, the investments require the funding of capital commitments in the future. While the Company's investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as the Company is not the primary beneficiary. The Company determined it is not the primary beneficiary due to its inability to direct the activities that most significantly impact the economic performance of the VIEs and the Company does not have the obligation to absorb expected losses or the right to receive residual returns. The Company applies the proportional amortization method to account for its investments in qualified affordable housing projects.
At December 31, 2020 and December 31, 2019, the aggregate carrying value of the Company's tax credit finance investments was $37.2 million and $42.5 million, respectively, which represents the Company's maximum exposure to loss. At December 31, 2020 and December 31, 2019, unfunded commitments have been recognized, totaling $10.2 million and $15.1 million, respectively, and are included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.
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
At December 31, 2020 and December 31, 2019, the aggregate carrying value of the Company's other non-marketable investments in VIEs was $34.3 million and $21.8 million, respectively, and the maximum exposure to loss of the Company's other non-marketable investments in VIEs, including unfunded commitments, was $72.7 million and $64.2 million, respectively. Refer to Note 18: Fair Value Measurements for additional information.
The Company's equity interests in Other Non-Marketable Investments, as well as Tax Credit-Finance Investments and Webster Statutory Trust, are included in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets. For a description of the Company's accounting policy regarding the consolidation of VIEs, refer to Note 1: Summary of Significant Accounting Policies under the section “Principles of Consolidation.”
Note 3: Business Developments
In the fourth quarter of 2020, the Company began implementing certain cost saving measures as part of its previously announced strategic initiatives. These actions include a plan to consolidate 26 banking centers into other nearby banking centers within its network and is expected to be completed by the end of the second quarter of 2021; as well as plans to simplify the organization which will result in reductions across various corporate, support, and other functions.
The following table presents the changes in accrued expenses associated with strategic initiatives for the year ended December 31, 2020:

(In thousands)	Severance	ROU Asset	Other	Total
Beginning balance	$—	$—	$—	$—
Charged to earnings	17,860	13,000	11,797	42,657
Charges against assets	—	(13,000)	(1,009)	(14,009)
Cash payments	(185)	—	(8,668)	(8,853)
Ending balance	$17,675	$—	$2,120	$19,795
Reserves for strategic initiatives are included in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. Severance cost are recorded as compensation and benefits, ROU asset charges are recorded as occupancy expense, and other is recorded as either occupancy, technology and equipment, professional and outside services, or other expense, in the accompanying Consolidated Statements of Income. These expenses are recorded in the corporate and reconciling category in the segment reporting presentation.

Note 4: Investment Securities
Held-to-Maturity Securities
A summary of the amortized cost, fair value, and allowance for credit losses on investment securities held-to-maturity is presented below:

	At December 31, 2020
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance (2)	Net Carrying Value
Agency CMO	$91,622	$1,785	$(241)	$93,166	$—	$91,622
Agency MBS	2,419,751	137,863	(84)	2,557,530	—	2,419,751
Agency CMBS	2,101,227	60,484	(2,213)	2,159,498	—	2,101,227
Municipal bonds and notes	739,507	60,371	(3)	799,875	299	739,208
CMBS	216,081	9,214	—	225,295	—	216,081
Held-to-maturity securities	$5,568,188	$269,717	$(2,541)	$5,835,364	$299	$5,567,889

	At December 31, 2019
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance (2)	Net Carrying Value
Agency CMO	$167,443	$1,123	$(1,200)	$167,366	$—	$167,443
Agency MBS	2,957,900	60,602	(8,733)	3,009,769	—	2,957,900
Agency CMBS	1,172,491	6,444	(5,615)	1,173,320	—	1,172,491
Municipal bonds and notes	740,431	32,709	(21)	773,119	—	740,431
CMBS	255,653	2,278	(852)	257,079	—	255,653
Held-to-maturity securities	$5,293,918	$103,156	$(16,421)	$5,380,653	$—	$5,293,918
(1)Amortized cost excludes accrued interest receivable of $22.1 million and $21.8 million at December 31, 2020 and December 31, 2019, respectively, which is included in accrued interest and other assets in the accompanying Consolidated Balance Sheets.
(2)The Company adopted the new accounting standard for credit losses on January 1, 2020. For periods subsequent to adoption, the allowance is calculated under the CECL methodology and the resulting provision includes expected credit losses on held-to-maturity securities. The prior period did not have an allowance under applicable GAAP for that period.
Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed and therefore, assumed to be zero loss. Securities with unrealized losses and no allowance are considered to be of high credit quality, and therefore, no credit loss as of December 31, 2020. The current unrealized loss position of certain agency securities with no credit loss allowance can be attributed to the changing interest rate environment. An allowance for credit losses on investment securities held-to-maturity of $397 thousand was recorded for certain Municipal bonds and notes to account for expected lifetime credit loss upon adoption of the new accounting standard for credit losses. Expected lifetime credit loss on investment securities held-to-maturity is primarily attributed to securities not rated.
The following table summarizes the activity in the allowance for credit losses on investment securities held-to-maturity:

Year ended December 31, 2020
(In thousands)	Municipal bonds and notes
Beginning balance	$—
Adoption of ASU No. 2016-13 (CECL)	397
Recovery of credit losses	(98)
Ending balance	$299

Credit Quality Information
The Company monitors the credit quality of held-to-maturity debt securities through credit ratings by Standard & Poor's Rating Services (S&P), Moody's Investor Services (Moody's), Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. Securities shown below that are not rated are collateralized with U.S. Treasury obligations, and credit quality indicators are updated at each quarter end.
The following table summarizes credit ratings for amortized cost of held-to-maturity debt securities according to their lowest public credit rating as of December 31, 2020:

	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMOs	$—	$91,622	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,419,751	—	—	—	—	—	—	—
Agency CMBS	—	2,101,227	—	—	—	—	—	—	—
Municipal bonds and notes	209,376	165,056	201,081	115,619	33,264	8,475	2,066	190	4,380
CMBS	216,081	—	—	—	—	—	—	—	—
Total held-to-maturity	$425,457	$4,777,656	$201,081	$115,619	$33,264	$8,475	$2,066	$190	$4,380

As of December 31, 2020, none of the held-to-maturity investment securities were in non-accrual status.
Contractual Maturities
The amortized cost and fair value of held-to-maturity debt securities by contractual maturity are set forth below:

	At December 31, 2020
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$680	$685
Due after one year through five years	4,458	4,711
Due after five through ten years	278,974	294,528
Due after ten years	5,284,076	5,535,440
Total held-to-maturity debt securities	$5,568,188	$5,835,364
For the maturity schedule above, investment securities which are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.

Available-for-Sale Securities
A summary of the amortized cost and fair value of available-for-sale securities is presented below:

	At December 31, 2020
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (2)
Agency CMO	$148,711	$6,000	$(98)	$154,613
Agency MBS	1,389,100	68,598	(289)	1,457,409
Agency CMBS	1,092,430	26,317	(1,514)	1,117,233
CMBS	512,759	1,082	(5,823)	508,018
CLO	76,693	—	(310)	76,383
Corporate debt	14,557	—	(1,437)	13,120
Available-for-sale securities	$3,234,250	$101,997	$(9,471)	$3,326,776

	At December 31, 2019
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value (2)
Agency CMO	$184,500	$2,218	$(917)	$185,801
Agency MBS	1,580,743	35,456	(4,035)	1,612,164
Agency CMBS	587,974	513	(6,935)	581,552
CMBS	432,085	38	(252)	431,871
CLO	92,628	45	(468)	92,205
Corporate debt	23,485	—	(1,245)	22,240
Available-for-sale securities	$2,901,415	$38,270	$(13,852)	$2,925,833
(1)Amortized cost excludes accrued interest receivable of $7.5 million and $8.1 million at December 31, 2020 and December 31, 2019, respectively, which is included in accrued interest and other assets in the accompanying Consolidated Balance Sheets.
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
Fair Value and Unrealized Losses
The following tables provide information on fair value and unrealized losses for the individual available-for-sale securities with an unrealized loss, for which an allowance for credit losses on investment securities available-for-sale has not been recorded, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At December 31, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$13,137	$(49)	$5,944	$(49)	5	$19,081	$(98)
Agency MBS	33,742	(219)	4,561	(70)	30	38,303	(289)
Agency CMBS	376,330	(1,514)	—	—	8	376,330	(1,514)
CMBS	409,591	(5,486)	23,167	(337)	38	432,758	(5,823)
CLO	57,728	(265)	18,655	(45)	4	76,383	(310)
Corporate debt	4,100	(166)	9,020	(1,271)	3	13,120	(1,437)
Available-for-sale in unrealized loss position	$894,628	$(7,699)	$61,347	$(1,772)	88	$955,975	$(9,471)

	At December 31, 2019
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$36,447	$(352)	$32,288	$(565)	9	$68,735	$(917)
Agency MBS	41,408	(193)	299,674	(3,842)	79	341,082	(4,035)
Agency CMBS	174,406	(1,137)	357,717	(5,798)	34	532,123	(6,935)
CMBS	355,260	(232)	7,480	(20)	29	362,740	(252)
CLO	—	—	43,232	(468)	2	43,232	(468)
Corporate debt	—	—	22,240	(1,245)	4	22,240	(1,245)
Available-for-sale in unrealized loss position	$607,521	$(1,914)	$762,631	$(11,938)	157	$1,370,152	$(13,852)

Unrealized losses on available-for-sale debt securities presented in the previous table have not been recognized in the accompanying Consolidated Statements of Income because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is primarily attributable to wider spreads in selected asset classes. Fair value is expected to recover as the securities approach maturity. As of December 31, 2020, none of the available-for-sale investment securities were in non-accrual status.
Contractual Maturities
The amortized cost and fair value of available-for-sale debt securities by contractual maturity are set forth below:

	At December 31, 2020
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,448	1,489
Due after five through ten years	252,601	248,958
Due after ten years	2,980,201	3,076,329
Total available-for-sale debt securities	$3,234,250	$3,326,776
For the maturity schedule above, investment securities which are not due at a single maturity date, have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to prepay obligations with or without prepayment penalties.
Sales of Available-for Sale Investment Securities
The following table provides information on sales of available-for-sale investment securities:

	Years ended December 31,
(In thousands)	2020	2019	2018
Proceeds from sales	$8,963	$70,087	$—

Gross realized gains on sales	$8	$773	$—
Gross realized losses on sales	—	744	—
Gain on sale of investment securities, net	$8	$29	$—
Other Information
At December 31, 2020, the Company had a carrying value of $1.3 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. The Company considers this prepayment risk in the evaluation of its interest rate risk profile.
Investment securities with a carrying value totaling $3.9 billion at December 31, 2020 and $2.7 billion at December 31, 2019 were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 5: Loans and Leases
The following table summarizes loans and leases:

	At December 31,
(In thousands)	2020	2019
Commercial non-mortgage	$7,085,076	$5,296,611
Asset-based	890,598	1,046,886
Commercial real estate	6,322,637	5,949,339
Equipment financing	602,224	537,341
Commercial portfolio	14,900,535	12,830,177
Residential	4,782,016	4,972,685
Home equity	1,802,865	2,014,544
Other consumer	155,799	219,580
Consumer portfolio	6,740,680	7,206,809
Loans and leases (1) (2) (3)	$21,641,215	$20,036,986
(1)Loan balances include net deferred (fees)/costs and net (premiums)/discounts of $(10.5) million and $17.6 million at December 31, 2020 and 2019, respectively. The change in net balance is driven by deferred fees on PPP loans.
(2)At December 31, 2020, the Company had pledged $7.7 billion of eligible loans as collateral to support borrowing capacity at the FHLB of Boston and the FRB of Boston.
(3)Loan balances exclude accrued interest receivable of $57.8 million and $59.0 million at December 31, 2020 and 2019, respectively, which is included in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets.
Equipment financing includes net investment in leases of $236.1 million and $169.3 million at December 31, 2020 and 2019, respectively. Total undiscounted cash flows, primarily due within the next five years, amounted to $256.3 million at December 31, 2020. This lessor activity resulted in interest income of $7.1 million and $5.5 million for year ended December 31, 2020 and 2019, respectively.
Loans and Leases Aging
The following tables summarize the aging of loans and leases:

	At December 31, 2020
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$612	$903	$445	$64,073	$66,033	$7,019,043	$7,085,076
Asset-based	1,174	—	—	2,594	3,768	886,830	890,598
Commercial real estate	2,400	619	—	21,231	24,250	6,298,387	6,322,637
Equipment financing	5,107	2,308	—	7,299	14,714	587,510	602,224
Commercial portfolio	9,293	3,830	445	95,197	108,765	14,791,770	14,900,535
Residential	4,334	6,330	—	41,081	51,745	4,730,271	4,782,016
Home equity	5,500	1,771	—	31,030	38,301	1,764,564	1,802,865
Other consumer	878	601	—	652	2,131	153,668	155,799
Consumer portfolio	10,712	8,702	—	72,763	92,177	6,648,503	6,740,680
Total	$20,005	$12,532	$445	$167,960	$200,942	$21,440,273	$21,641,215

	At December 31, 2019
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$2,094	$617	$—	$59,369	$62,080	$5,234,531	$5,296,611
Asset-based	—	—	—	139	139	1,046,747	1,046,886
Commercial real estate	1,256	454	—	11,563	13,273	5,936,066	5,949,339
Equipment financing	5,493	292	—	5,433	11,218	526,123	537,341
Commercial portfolio	8,843	1,363	—	76,504	86,710	12,743,467	12,830,177
Residential	7,166	6,441	—	43,193	56,800	4,915,885	4,972,685
Home equity	8,267	5,551	—	30,170	43,988	1,970,556	2,014,544
Other consumer	4,269	807	—	1,192	6,268	213,312	219,580
Consumer portfolio	19,702	12,799	—	74,555	107,056	7,099,753	7,206,809
Total	$28,545	$14,162	$—	$151,059	$193,766	$19,843,220	$20,036,986

The following table provides additional detail related to loans and leases on non-accrual status:

	At December 31,
	2020		2019
(In thousands)	Nonaccrual	Nonaccrual With No Allowance	Nonaccrual	Nonaccrual With No Allowance
Commercial non-mortgage	$64,073	$16,985	$59,369	$13,584
Asset-based	2,594	—	139	—
Commercial real estate	21,231	15,529	11,563	4,717
Equipment financing	7,299	2,983	5,433	2,159
Commercial portfolio	95,197	35,497	76,504	20,460
Residential	41,081	29,843	43,193	19,271
Home equity	31,030	24,091	30,170	15,195
Other consumer	652	2	1,192	—
Consumer portfolio	72,763	53,936	74,555	34,466
Total	$167,960	$89,433	$151,059	$54,926
Interest on non-accrual residential and home equity loans that would have been recorded as additional interest income had the loans been current in accordance with the original terms totaled $9.7 million, $11.3 million, and $9.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Allowance for Credit Losses on Loans and Leases
The following tables summarize the activity in, as well as the loan and lease balances that were evaluated for, ACL on loans and leases:

	At or for the Years ended December 31,
	2020			2019			2018
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Beginning balance	$161,669	$47,427	$209,096	$164,073	$48,280	$212,353	$144,746	$55,248	$199,994
Adoption of ASU No. 2016-13 (CECL)	34,024	23,544	57,568	—	—	—	—	—	—
Provision charged to expense	156,336	(18,488)	137,848	29,174	8,626	37,800	35,356	6,644	42,000
Charge-offs	(42,925)	(12,408)	(55,333)	(33,327)	(19,153)	(52,480)	(20,704)	(22,683)	(43,387)
Recoveries	3,140	7,112	10,252	1,749	9,674	11,423	4,675	9,071	13,746
Ending balance	$312,244	$47,187	$359,431	$161,669	$47,427	$209,096	$164,073	$48,280	$212,353
Individually evaluated for impairment	11,687	4,450	16,137	9,428	4,821	14,249	9,681	5,669	15,350
Collectively evaluated for impairment	$300,557	$42,737	$343,294	$152,241	$42,606	$194,847	$154,392	$42,611	$197,003

Loan and lease balances:
Individually evaluated for impairment	$163,655	$145,767	$309,422	$131,123	$125,287	$256,410	$116,655	$142,675	$259,330
Collectively evaluated for impairment	14,736,880	6,594,913	21,331,793	12,699,054	7,081,522	19,780,576	11,535,493	6,670,666	18,206,159
Loans and leases	$14,900,535	$6,740,680	$21,641,215	$12,830,177	$7,206,809	$20,036,986	$11,652,148	$6,813,341	$18,465,489
The increase in ACL at December 31, 2020 as compared to December 31, 2019, is primarily attributable to the initial adoption of the CECL lifetime loss accounting model and the impact of current and forecasted macroeconomic conditions on credit models, which were negatively affected by the emergence of the COVID-19 pandemic in 2020.
Credit Quality Indicators. To measure credit risk for the commercial portfolio, the Company employs a dual grade credit risk grading system for estimating the PD and LGD. This credit risk grading system has not changed with the adoption of CECL. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of loss. Grades (1) to (6) are considered pass ratings and (7) to (10) are considered criticized, as defined by the regulatory agencies. Risk ratings, assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrowers’ current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring. A (7)-"Special Mention" rating has a potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the credit. A (8)-"Substandard" rating has a well-defined weakness that jeopardizes the full repayment of the debt. A (9)-"Doubtful" rating has all of the same weaknesses as a substandard credit with the added characteristic that the weakness makes collection or liquidation in full, given current facts, conditions, and values, improbable. Credits when classified as (10)-"Loss," in accordance with regulatory guidelines, are considered uncollectible and charged off.

To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk. FICO scores are updated at least quarterly.
The following table summarizes commercial, commercial real estate, and equipment financing loans and leases segregated by origination year and risk rating exposure under the Composite Credit Risk Profile grades as of December 31, 2020:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage
Pass	$2,771,373	$1,052,080	$907,110	$481,321	$231,280	$218,001	$936,592	$6,597,757
Special mention	32,535	33,969	62,034	435	8,357	13,757	38,496	189,583
Substandard	54,716	51,798	66,324	36,159	15,535	23,957	49,084	297,573
Doubtful	—	—	—	163	—	—	—	163
Commercial non-mortgage	2,858,624	1,137,847	1,035,468	518,078	255,172	255,715	1,024,172	7,085,076
Asset-based
Pass	26,344	15,960	23,123	11,333	10,963	16,484	741,336	845,543
Special mention	—	—	775	—	—	—	41,687	42,462
Substandard	—	2,504	—	—	—	—	89	2,593
Asset-based	26,344	18,464	23,898	11,333	10,963	16,484	783,112	890,598
Commercial real estate
Pass	965,582	1,461,201	1,242,322	527,931	554,630	1,165,331	28,113	5,945,110
Special mention	27	10,385	70,704	37,539	35,617	69,832	—	224,104
Substandard	817	1,132	21,923	73,621	2,962	52,968	—	153,423
Commercial real estate	966,426	1,472,718	1,334,949	639,091	593,209	1,288,131	28,113	6,322,637
Equipment financing
Pass	249,370	135,263	68,092	26,433	43,469	22,879	—	545,506
Special mention	7,934	11,043	6,981	1,220	1,577	788	—	29,543
Substandard	7,483	6,169	5,749	2,460	4,743	571	—	27,175
Equipment financing	264,787	152,475	80,822	30,113	49,789	24,238	—	602,224
Commercial portfolio	$4,116,181	$2,781,504	$2,475,137	$1,198,615	$909,133	$1,584,568	$1,835,397	$14,900,535
The following table summarizes residential and consumer loans segregated by origination year and risk rating exposure under FICO score groupings as of December 31, 2020:

(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
800+	$360,336	$283,755	$61,048	$178,849	$268,044	$805,537	$—	$1,957,569
740-799	654,973	288,173	58,249	133,416	176,286	492,720	—	1,803,817
670-739	199,329	118,620	39,125	75,375	76,666	248,268	—	757,383
580-669	17,151	19,389	8,884	11,843	12,225	96,333	—	165,825
579 and below	—	36,498	673	3,278	3,179	53,794	—	97,422
Residential	1,231,789	746,435	167,979	402,761	536,400	1,696,652	—	4,782,016
Home equity
800+	30,604	16,567	25,205	14,439	17,192	59,956	542,600	706,563
740-799	34,797	13,565	19,715	11,073	12,839	43,802	434,271	570,062
670-739	13,753	8,855	10,761	10,206	7,318	44,025	275,691	370,609
580-669	1,708	2,172	2,660	2,234	2,316	16,680	86,126	113,896
579 and below	129	919	880	1,070	1,073	7,163	30,501	41,735
Home equity	80,991	42,078	59,221	39,022	40,738	171,626	1,369,189	1,802,865
Other consumer
800+	2,827	5,725	2,610	658	115	190	7,171	19,296
740-799	12,317	21,036	8,925	1,493	457	263	5,119	49,610
670-739	14,761	31,952	11,843	2,284	665	228	8,403	70,136
580-669	2,344	5,419	2,360	793	194	124	1,570	12,804
579 and below	608	982	500	183	37	215	1,428	3,953
Other consumer	32,857	65,114	26,238	5,411	1,468	1,020	23,691	155,799
Consumer portfolio	1,345,637	853,627	253,438	447,194	578,606	1,869,298	1,392,880	6,740,680

Commercial portfolio	4,116,181	2,781,504	2,475,137	1,198,615	909,133	1,584,568	1,835,397	14,900,535
Loans and leases	$5,461,818	$3,635,131	$2,728,575	$1,645,809	$1,487,739	$3,453,866	$3,228,277	$21,641,215

The following table presents the required credit quality disclosures prior to the adoption of CECL:

	At December 31, 2019
(In thousands)	Commercial	Commercial Real Estate	Equipment Financing
(1) - (6) Pass	$5,985,338	$5,860,981	$528,561
(7) Special Mention	94,809	26,978	808
(8) Substandard	259,490	61,380	7,972
(9) Doubtful	3,860	—	—
Total	$6,343,497	$5,949,339	$537,341
Individually Assessed Loans and Leases
The following tables summarize individually assessed loans and leases:

	At December 31, 2020
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Allowance
Commercial non-mortgage	$172,069	$119,884	$55,742	$64,142	$9,665
Asset-based	2,989	2,594	—	2,594	50
Commercial real estate	37,177	33,879	25,931	7,948	1,610
Equipment financing	7,770	7,298	2,983	4,315	362
Residential	108,077	98,164	58,915	39,249	3,357
Home equity	109,156	46,950	34,335	12,615	988
Other consumer	2,381	653	2	651	105
Total	$439,619	$309,422	$177,908	$131,514	$16,137

	At December 31, 2019
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Allowance
Commercial non-mortgage	$140,096	$102,254	$29,739	$72,515	$7,862
Asset based	465	139	—	139	5
Commercial real estate	29,292	23,297	14,818	8,479	1,143
Equipment financing	5,591	5,433	2,159	3,274	418
Residential	98,790	90,096	56,231	33,865	3,618
Home equity	38,503	35,191	27,672	7,519	1,203
Other consumer	—	—	—	—	—
Total	$312,737	$256,410	$130,619	$125,791	$14,249
(1)Partially charged-off other consumer loans were included in collectively evaluated for impairment at December 31, 2019.
The following table summarizes average amortized cost and interest income recognized for individually assessed loans and leases:

	Years ended December 31,
	2020			2019			2018
(In thousands)	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income
Commercial non-mortgage	$111,069	$3,836	$—	$100,771	$3,241	$—	$85,585	$3,064	$—
Asset based	1,367	—	—	182	—	—	407	—	—
Commercial real estate	28,588	699	—	17,062	385	—	11,027	198	—
Equipment financing	6,366	—	—	5,874	—	—	4,820	112	—
Residential	94,130	3,484	1,442	96,814	3,502	1,078	108,913	3,781	1,106
Home equity	41,070	1,315	1,826	37,167	1,045	981	42,290	1,158	980
Other consumer	327	32	—	—	—	—	—	—	—
Total	$282,917	$9,366	$3,268	$257,870	$8,173	$2,059	$253,042	$8,313	$2,086
Collateral Dependent Loans and Leases. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected through the operation or sale of collateral. A collateral dependent loan is individually assessed based on the fair value of the collateral, less costs to sell, as of the reporting date. Commercial non-mortgage, asset based, and equipment financing are collateralized by equipment, inventory, receivables, or other non-real estate assets. Commercial real estate, residential, and home equity are collateralized by real estate. Collateral value on collateral dependent loans and leases was $150.3 million at December 31, 2020 and $109.8 million at December 31, 2019.

The following table summarizes whether, or not, individually assessed loans and leases are collateral dependent:

	At December 31, 2020			At December 31, 2019
(In thousands)	Collateral Dependent	Not Considered Collateral Dependent	Total	Collateral Dependent	Not Considered Collateral Dependent	Total
Commercial non-mortgage	$11,074	$108,810	$119,884	$10,682	$91,572	$102,254
Asset-based	2,504	90	2,594	—	139	139
Commercial real estate	28,482	5,397	33,879	14,097	9,200	23,297
Equipment financing	—	7,298	7,298	—	5,433	5,433
Residential	33,980	64,184	98,164	17,635	72,461	90,096
Home equity	26,796	20,154	46,950	17,136	18,055	35,191
Other consumer	—	653	653	—	—	—
Total amortized cost of CDA	$102,836	$206,586	$309,422	$59,550	$196,860	$256,410

Troubled Debt Restructurings
The following table summarizes information for TDRs:

	At December 31,
(Dollars in thousands)	2020	2019
Accrual status	$140,089	$136,449
Non-accrual status	95,338	100,989
Total TDRs	$235,427	$237,438
Specific reserves for TDRs included in the balance of ACL on loans and leases	$12,728	$12,956
Additional funds committed to borrowers in TDR status	12,895	4,856
The portion of TDRs deemed to be uncollectible, $18.4 million, $21.8 million, and $14.3 million, for the years ended December 31, 2020, 2019 and 2018, respectively, were charged-off.
The following table provides information on the type of concession for loans and leases modified as TDRs:

	Years ended December 31,
	2020		2019		2018
	Number of Loans and Leases	Post-Modification Recorded Investment(1)	Number of Loans and Leases	Post-Modification Recorded Investment(1)	Number of Loans and Leases	Post-Modification Recorded Investment(1)
(Dollars in thousands)
Commercial portfolio
Extended Maturity	12	$1,142	18	$10,769	18	$1,656
Adjusted Interest Rate	1	96	2	112	—	—
Maturity/Rate Combined	9	984	11	673	18	10,327
Other (2)	27	40,434	31	70,002	21	46,359
Consumer portfolio
Extended Maturity	6	673	13	1,926	5	489
Maturity/Rate Combined	15	1,467	19	2,381	15	1,565
Other (2)	122	10,895	42	2,908	66	6,385
Total TDRs	192	$55,691	136	$88,771	143	$66,781
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
(2)Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
With respect to loans and leases modified as TDRs within the previous 12 months and for which there was a payment default, there were 4 loans and leases in the commercial portfolio with an amortized cost of $12.4 million for the year ended December 31, 2020. There were 7 loans and leases in the commercial portfolio with an amortized cost of $2.6 million for the year ended December 31, 2019. There were no significant amounts for the year ended December 31, 2018.
TDRs in commercial non-mortgage, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

	At December 31,
(In thousands)	2020	2019
Pass	$12,462	$3,952
Special Mention	—	63
Substandard	105,070	104,277
Doubtful	163	3,860
Total	$117,695	$112,152

Note 6: Transfers of Financial Assets
Transfers of Financial Assets
The Company sells financial assets in the normal course of business, primarily residential mortgage loans sold to government-sponsored enterprises through established programs and securitization. Residential mortgage origination fees, adjustments for changes in fair value, and gain or loss on loans sold are included as mortgage banking activities in the accompanying Consolidated Statements of Income.
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
The following table provides a summary of activity in the reserve for loan repurchases:

	Years ended December 31,
(In thousands)	2020	2019	2018
Beginning balance	$508	$674	$872
Provision (benefit) charged to expense	141	1,865	(160)
Recoveries, net (settlements charged-off/repurchased loans, net)	98	(2,031)	(38)
Ending balance	$747	$508	$674
The increase to the provision and corresponding charge-off during 2019 was related to a discrete legal settlement in connection with previously sold loans.
The following table provides information for mortgage banking activities:

	Years ended December 31,
(In thousands)	2020	2019	2018
Proceeds from sale	$486,341	$216,239	$188,025
Loans sold with servicing rights retained	464,736	199,114	166,909

Net gain on sale	$15,305	$4,031	$3,146
Ancillary fees	3,230	1,614	1,544
Fair value option adjustment	(240)	470	(266)
Additionally, loans not originated for sale were sold approximately at carrying value, except as noted, for cash proceeds of: $9.2 million, resulting in a gain of $0.3 million, for certain commercial loans for the year ended December 31, 2020; $17.0 million, resulting in a gain of $0.7 million, for certain commercial loans and $4.0 million for certain residential loans for the year ended December 31, 2019; and $1.3 million for certain commercial loans and $0.4 million for certain residential loans for the year ended December 31, 2018.
The Company has retained servicing rights on residential mortgage loans totaling $2.3 billion and $2.4 billion at December 31, 2020 and 2019, respectively.
The following table presents the changes in carrying value for mortgage servicing assets:

	Years ended December 31,
(In thousands)	2020	2019	2018
Beginning balance	$17,484	$21,215	$25,139
Additions	4,373	3,587	4,459
Amortization	(6,562)	(7,318)	(8,383)
Valuation allowance	(1,873)	—	—
Ending balance	$13,422	$17,484	$21,215
Loan servicing fees, net of mortgage servicing rights amortization, were $1.5 million, $1.9 million, and $1.2 million, for the years ended December 31, 2020, 2019, and 2018, respectively, and are included as a component of loan and lease related fees in the accompanying Consolidated Statements of Income.
Refer to Note 18: Fair Value Measurements for additional information on loans held for sale and mortgage servicing assets.

Note 7: Premises and Equipment
A summary of premises and equipment follows:

	At December 31,
(In thousands)	2020	2019
Land	$9,436	$10,997
Buildings and improvements	70,195	77,892
Leasehold improvements	71,332	77,346
Fixtures and equipment	73,730	73,946
Data processing and software	270,780	263,445
Property and equipment	495,473	503,626
Less: Accumulated depreciation and amortization	(396,211)	(388,562)
Property and equipment, net	99,262	115,064
Leased assets, net	127,481	155,349
Premises and equipment, net	$226,743	$270,413
Depreciation and amortization of property and equipment was $32.5 million, $33.7 million, and $34.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
During 2020, leased assets were impaired by $12.0 million due to the Company's decision to close 21 leased banking centers, which is recorded in occupancy in the accompanying Consolidated Statements of Income.
Additional information about leased assets is provided in Note 8: Leasing.
Assets held for disposition are included as a component of accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets.
The following table provides a summary of activity for assets held for disposition:

	Years ended December 31,
(In thousands)	2020	2019
Beginning balance	$—	$91
Additions	2,654	—
Write-downs	—	(91)
Sales	—	—
Ending balance	$2,654	$—

Note 8: Leasing
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
The following table summarizes lessee information related to the Company’s operating ROU assets and lease liability:

	At December 31, 2020
(In thousands)	Operating Leases	Consolidated Balance Sheet Line Item Location
ROU lease assets	$127,481	Premises and equipment, net
Lease liabilities	158,280	Operating lease liabilities
The components of operating lease cost and other related information are as follows:

(In thousands)	At or for the Years ended December 31,
	2020	2019
Lease Cost:
Operating lease costs	$30,339	$29,908
Variable lease costs	5,577	4,889
Sublease income	(557)	(577)
Total operating lease cost	$35,359	$34,220
Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$31,212	$31,223
ROU lease assets obtained in exchange for new operating lease liabilities	9,211	22,948
The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At December 31, 2020
2021	$28,142
2022	27,069
2023	24,335
2024	21,321
2025	19,332
Thereafter	62,253
Total operating lease liability payments	182,452
Less: Present value adjustment	24,172
Lease liabilities	$158,280

Weighted-average remaining lease term - operating leases, in years	8.04
Weighted-average discount rate - operating leases	3.19%
Refer to Note 5: Loans and Leases for information relating to leases included within the equipment financing portfolio in which the Company is lessor.

Note 9: Goodwill and Other Intangible Assets
The net carrying amount for goodwill at December 31, 2020 was $538.4 million, comprised of $516.6 million in Community Banking and $21.8 million in HSA Bank. There was no change to these carrying amounts during 2020 or 2019.
Other intangible assets by reportable segment consisted of the following:

	At December 31,
	2020			2019
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets:
HSA Bank - Core deposits	$26,625	$15,618	$11,007	$22,000	$13,073	$8,927
HSA Bank - Customer relationships	21,000	9,624	11,376	21,000	8,010	12,990
Total other intangible assets	$47,625	$25,242	$22,383	$43,000	$21,083	$21,917
The change in gross carrying amount for core deposits resulted from the HSA division of Webster Bank completing a purchase of low cost, long duration, health savings account deposits on July 30, 2020. The transaction gave rise to the recognition of a core deposit intangible asset, recorded at fair value, with an estimated useful life of 9 years.
At December 31, 2020, the remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)
2021	$4,513
2022	4,411
2023	4,315
2024	2,084
2025	2,084
Thereafter	4,976

Note 10: Income Taxes
Income tax expense reflects the following expense (benefit) components:

	Years ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$73,172	$84,447	$58,334
State and local	17,417	18,595	13,409
Total current	90,589	103,042	71,743
Deferred:
Federal	(23,799)	811	8,508
State and local	(7,437)	116	964
Total deferred	(31,236)	927	9,472

Total federal	49,373	85,258	66,842
Total state and local	9,980	18,711	14,373
Income tax expense	$59,353	$103,969	$81,215
Included in the Company's income tax expense for the years ended December 31, 2020, 2019, and 2018, are net tax credits of approximately $1.1 million, $4.8 million, and $1.2 million, respectively. The $1.1 million of net tax credits in 2020 includes $0.8 million of expense for reductions in federal and state research tax credits previously estimated and recognized for 2018 and 2019.
The $4.8 million of net tax credits in 2019 includes $3.0 million related to federal and state research tax credits, $2.4 million of which relates to the Company’s qualifying technology expenditures incurred between 2015 and 2017, and those estimated for 2018.
The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 21.0%:

	Years ended December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$58,795	21.0%	$102,205	21.0%	$92,743	21.0%
Reconciliation to reported income tax expense:
SALT expense, net of federal	7,884	2.8	14,782	3.0	11,354	2.6
Tax-exempt interest income, net	(7,181)	(2.6)	(6,752)	(1.4)	(6,475)	(1.5)
Increase in cash surrender value of life insurance	(3,058)	(1.1)	(3,069)	(0.6)	(3,069)	(0.7)
Tax deficiencies (excess tax benefits), net	484	0.2	(2,251)	(0.4)	(4,483)	(1.0)
Non-deductible FDIC Deposit insurance premiums	2,172	0.8	1,904	0.4	2,215	0.5
Tax Act impacts, net (1)	—	—	—	—	(10,982)	(2.5)
Other, net	257	0.1	(2,850)	(0.6)	(88)	—
Income tax expense and effective tax rate	$59,353	21.2%	$103,969	21.4%	$81,215	18.4%
(1)Included in the Tax Act impacts, net for 2018 are $10.4 million of tax planning benefits related to the Tax Cuts and Jobs Act of 2017 (Tax Act).

The following table reflects the significant components of the DTAs, net:

	At December 31,
(In thousands)	2020	2019
Deferred tax assets:
Allowance for loan and lease losses	$93,791	$53,851
Net operating loss and credit carry forwards	66,840	69,827
Compensation and employee benefit plans	27,643	24,518
Lease liabilities under operating leases	41,679	45,923
Deferred loan fees, net	2,397	—
Net unrealized loss on derivatives	—	1,650
Other	6,353	7,871
Gross deferred tax assets	238,703	203,640
Valuation allowance	37,374	38,181
Total deferred tax assets, net of valuation allowance	$201,329	$165,459
Deferred tax liabilities:
Net unrealized gain on securities available for sale	$24,364	$6,430
Net unrealized gain on derivatives	7,616	—
ROU assets under operating leases	33,569	40,908
Equipment financing leases	38,511	31,332
Premises and equipment	6,735	7,838
Loan origination costs, net	—	6,816
Goodwill and other intangible assets	5,954	6,172
Other	3,294	3,988
Gross deferred tax liabilities	120,043	103,484
Deferred tax assets, net	$81,286	$61,975
The Company's DTAs, net increased by $19.3 million during 2020, reflecting the $31.2 million deferred tax benefit, a $15.9 million benefit recorded directly to shareholders' equity upon the January 1, 2020 adoption of CECL, and a $27.8 million expense allocated directly to shareholders' equity.
The valuation allowance of $37.4 million and $38.2 million at December 31, 2020 and December 31, 2019, respectively, is attributable to SALT net operating loss carryforwards, and the $0.8 million decrease during 2020 is associated with a related decrease in the Company's gross DTAs for those carryforwards, resulting in no net change to its overall DTAs, net.
SALT net operating loss carryforwards approximated $1.1 billion at December 31, 2020 and are scheduled to expire in varying amounts during tax years 2024 through 2032. The valuation allowance has been established for approximately $630.8 million of those net operating loss carryforwards estimated to expire unused. Credit carryovers of $0.3 million, net at December 31, 2020 have a five-year carryover period and are scheduled to expire in varying amounts during tax years 2023 through 2025.
Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its total DTAs, net of the valuation allowance. Although taxable income in prior years is no longer able to be included as a source of taxable income, due to the general repeal of the carryback of net operating losses under the Tax Act, significant positive evidence remains in support of management's conclusion regarding the realizability of the Company's DTAs, including projected future reversals of existing taxable temporary differences and book-taxable income levels in recent and projected in future years. There can, however, be no assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.
A deferred tax liability of $15.3 million has not been recognized for certain thrift bad-debt reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or liquidation. Webster does not expect any of those events to occur. At December 31, 2020 the cumulative taxable temporary differences applicable to those reserves approximated $58.0 million.
The following table reflects a reconciliation of the beginning and ending balances of unrecognized tax benefits (UTBs):

	Years ended December 31,
(In thousands)	2020	2019	2018
Beginning balance	$4,813	$2,856	$3,595
Additions as a result of tax positions taken during the current year	87	1,106	249
Additions as a result of tax positions taken during prior years	572	1,744	71
Reductions as a result of tax positions taken during prior years	(694)	(238)	(474)
Reductions relating to settlements with taxing authorities	(130)	(18)	(97)
Reductions as a result of lapse of statute of limitation periods	(396)	(637)	(488)
Ending balance	$4,252	$4,813	$2,856

At December 31, 2020, 2019, and 2018, there were $3.5 million, $3.9 million, and $2.3 million, respectively, of UTBs that if recognized would affect the effective tax rate.
Webster recognizes interest and penalties related to UTBs, where applicable, in income tax expense. During the years ended December 31, 2020, 2019, and 2018, Webster recognized a benefit of $0.1 million, $0.1 million, and none, respectively. At December 31, 2020 and 2019, the Company had accrued interest and penalties related to UTBs of $1.7 million and $1.8 million respectively.
Webster has determined it is reasonably possible that its total UTBs could decrease by an amount in the range of $1.6 million to $2.7 million by the end of 2021 as a result of potential lapses in statute-of-limitation periods and/or potential settlements with taxing authorities concerning various apportionment, tax-base, and research tax credit determinations.
Webster's federal tax returns for all years subsequent to 2014 remain open to examination. Webster's tax returns to its principal state tax jurisdictions of Connecticut, Massachusetts, New York, and Rhode Island for years subsequent to 2014, or 2016, are either under or remain open to examination.
Note 11: Deposits
A summary of deposits by type follows:

	At December 31,
(In thousands)	2020	2019
Non-interest-bearing:
Demand	$6,155,592	$4,446,463
Interest-bearing:
Health savings accounts	7,120,017	6,416,135
Checking	3,652,763	2,689,734
Money market	2,940,215	2,312,840
Savings	4,979,031	4,354,809
Time deposits	2,487,818	3,104,765
Total interest-bearing	21,179,844	18,878,283
Total deposits	$27,335,436	$23,324,746

Time deposits and interest-bearing checking, included in above balances, obtained through brokers	$720,440	$652,151
Time deposits, included in above balance, that exceed the FDIC limit	504,543	661,334
Demand deposit overdrafts reclassified as loan balances	2,007	1,721
The scheduled maturities of time deposits are as follows:

(In thousands)	At December 31, 2020
2021	$2,173,670
2022	186,612
2023	54,287
2024	22,302
2025	50,947
Time deposits	$2,487,818

Note 12: Borrowings
Total borrowings of $1.7 billion at December 31, 2020 and $3.5 billion at December 31, 2019, are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At December 31,
(In thousands)	2020		2019
	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$269,330	0.13%	$240,431	0.19%
Original maturity of greater than one year, non-callable	200,000	0.84	200,000	1.78
Total securities sold under agreements to repurchase	469,330	0.43	440,431	0.91
Fed funds purchased	526,025	0.08	600,000	1.59
Securities sold under agreements to repurchase and other borrowings	$995,355	0.25	$1,040,431	1.30
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
The following table provides information for FHLB advances:

	At December 31,
	2020		2019
(Dollars in thousands)	Total Outstanding	Weighted-Average Contractual Coupon Rate	Total Outstanding	Weighted-Average Contractual Coupon Rate
Maturing within 1 year	$25,000	0.38%	$1,690,000	1.79%
After 1 but within 2 years	110	—	200,000	2.53
After 2 but within 3 years	215	2.95	130	—
After 3 but within 4 years	50,000	1.59	229	2.95
After 4 but within 5 years	50,000	1.42	50,000	1.59
After 5 years	7,839	2.66	8,117	2.66
FHLB advances	$133,164	1.36	$1,948,476	1.87

Aggregate carrying value of assets pledged as collateral	$7,387,054		$7,318,748
Remaining borrowing capacity	4,689,642		2,937,644
Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

		At December 31,
(Dollars in thousands)		2020	2019
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	344,164	317,486
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total notes and subordinated debt		571,484	544,806
Discount on senior fixed-rate notes		(1,193)	(1,412)
Debt issuance cost on senior fixed-rate notes		(2,628)	(3,030)
Long-term debt		$567,663	$540,364
(1)The Company has de-designated its fair value hedging relationship on these notes. The $44.2 million basis adjustment included in the carrying value at December 31, 2020 is being amortized over the remaining life of the notes.
(2)The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.18% at December 31, 2020 and 4.85% at December 31, 2019.

Note 13: Shareholders' Equity
Share activity during the year ended December 31, 2020 is as follows:

	Preferred Stock Series F	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at January 1, 2020	6,000	93,686,311	1,659,749	92,026,562
Restricted share activity	—	—	(266,325)	266,325
Stock options exercised	—	—	(10,230)	10,230
Common stock repurchased	—	—	2,104,195	(2,104,195)
Balance at December 31, 2020	6,000	93,686,311	3,487,389	90,198,922
Common Stock
Webster maintains a common stock repurchase program which authorizes management to purchase shares of its common stock, in open market or privately negotiated transactions, subject to market conditions and other factors. On October 29, 2019, the Company's Board of Directors approved a modification to this program, originally approved on October 24, 2017, increasing the maximum dollar amount available for repurchase to $200 million. Common stock repurchased during 2020 was acquired at an average cost of $36.38 per common share. The remaining repurchase authority under the common stock repurchase program was $123.4 million at December 31, 2020.
Preferred Stock
Webster has 6,000,000 depositary shares outstanding, each representing 1/1000th ownership interest in a share of Webster's 5.25% Series F Non-Cumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (the Series F Preferred Stock). Webster will pay dividends as declared by the Board of Directors or a duly authorized committee of the Board. Dividends are payable at a rate of 5.25% per annum, quarterly in arrears, on the fifteenth day of each March, June, September, and December. Dividends on the Series F Preferred Stock are not cumulative and are not mandatory. If for any reason the Board of Directors or a duly authorized committee of the Board does not declare a dividend on the Series F Preferred Stock for any dividend period, such dividend will not accrue or be payable, and Webster will have no obligation to pay dividends for such dividend period, whether or not dividends are declared for any future dividend periods. The terms of the Series F Preferred Stock prohibit the Company from declaring or paying any cash dividends on its common stock, unless Webster has declared and paid full dividends on the Series F Preferred Stock for the most recently completed dividend period.
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

Note 14: Accumulated Other Comprehensive Income, Net of Tax
The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax (AOCI/AOCL), by component:

(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at December 31, 2017	$(27,947)	$(15,016)	$(48,568)	$(91,531)
Other comprehensive (loss) income before reclassifications	(43,427)	208	(7,122)	(50,341)
Amounts reclassified from accumulated other comprehensive loss	—	5,495	5,725	11,220
Net current-period other comprehensive (loss) income, net of tax	(43,427)	5,703	(1,397)	(39,121)
Balance at December 31, 2018	(71,374)	(9,313)	(49,965)	(130,652)
Other comprehensive income (loss) before reclassifications	88,647	(4,945)	1,622	85,324
Amounts reclassified from accumulated other comprehensive loss	(22)	5,074	4,204	9,256
Net current-period other comprehensive income (loss), net of tax	88,625	129	5,826	94,580
Balance at December 31, 2019	17,251	(9,184)	(44,139)	(36,072)
Other comprehensive income (loss) before reclassifications	50,179	20,667	(3,887)	66,959
Amounts reclassified from accumulated other comprehensive loss	(6)	8,435	2,940	11,369
Net current-period other comprehensive income (loss), net of tax	50,173	29,102	(947)	78,328
Balance at December 31, 2020	$67,424	$19,918	$(45,086)	$42,256
The following table provides information for the items reclassified from AOCI/AOCL:

	Years ended December 31,
Accumulated Other Comprehensive Income (Loss) Components	2020	2019	2018	Associated Line Item in the Consolidated Statement Of Income
(In thousands)
Securities available-for-sale:
Unrealized gains on investments	$8	$29	$—	Gain on sale of investment securities, net
Tax expense	(2)	(7)	—	Income tax expense
Net of tax	$6	$22	$—
Derivative instruments:
Hedge terminations	$(7,884)	$(5,509)	$(7,425)	Interest expense
Premium amortization	(3,536)	(1,323)	—	Interest income
Tax benefit	2,985	1,758	1,930	Income tax expense
Net of tax	$(8,435)	$(5,074)	$(5,495)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(3,976)	$(5,706)	$(7,708)	Other non-interest expense
Tax benefit	1,036	1,502	1,983	Income tax expense
Net of tax	$(2,940)	$(4,204)	$(5,725)

The following tables summarize the items and related tax effects for each component of OCI/OCL, net of tax:

	Year ended December 31, 2020
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Securities available-for-sale:
Net unrealized gain during the period	$68,116	$(17,937)	$50,179
Reclassification for net gain included in net income	(8)	2	(6)
Total securities available-for-sale	68,108	(17,935)	50,173
Derivative instruments:
Net unrealized gain during the period	27,683	(7,016)	20,667
Reclassification adjustment for net loss included in net income	11,420	(2,985)	8,435
Total derivative instruments	39,103	(10,001)	29,102
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(5,262)	1,375	(3,887)
Reclassification adjustment for amortization of net loss included in net income	3,976	(1,036)	2,940
Total defined benefit pension and postretirement benefit plans	(1,286)	339	(947)
Other comprehensive income, net of tax	$105,925	$(27,597)	$78,328

	Year ended December 31, 2019
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Securities available-for-sale:
Net unrealized gain during the period	$120,333	$(31,686)	$88,647
Reclassification for net gain included in net income	(29)	7	(22)
Total securities available-for-sale	120,304	(31,679)	88,625
Derivative instruments:
Net unrealized loss during the period	(6,672)	1,727	(4,945)
Reclassification adjustment for net loss included in net income	6,832	(1,758)	5,074
Total derivative instruments	160	(31)	129
Defined benefit pension and other postretirement benefit plans:
Current year actuarial gain	2,202	(580)	1,622
Reclassification adjustment for amortization of net loss included in net income	5,706	(1,502)	4,204
Total defined benefit pension and postretirement benefit plans	7,908	(2,082)	5,826
Other comprehensive income, net of tax	$128,372	$(33,792)	$94,580

	Year ended December 31, 2018
(In thousands)	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Securities available-for-sale:
Net unrealized loss during the period	$(58,792)	$15,365	$(43,427)
Reclassification for net gain included in net income	—	—	—
Total securities available-for-sale	(58,792)	15,365	(43,427)
Derivative instruments:
Net unrealized gain during the period	280	(72)	208
Reclassification adjustment for net loss included in net income	7,425	(1,930)	5,495
Total derivative instruments	7,705	(2,002)	5,703
Defined benefit pension and other postretirement benefit plans:
Current year actuarial loss	(9,600)	2,478	(7,122)
Reclassification adjustment for amortization of net loss included in net income	7,708	(1,983)	5,725
Total defined benefit pension and postretirement benefit plans	(1,892)	495	(1,397)
Other comprehensive loss, net of tax	$(52,979)	$13,858	$(39,121)

Note 15: Regulatory Matters
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
Total risk-based capital is comprised of three categories as defined by Basel III capital rules: CET1 capital, Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax adjustments. For purposes of CET1 capital, common shareholders' equity excludes AOCI/AOCL components as permitted by the opt-out election taken by Webster upon adoption of Basel III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At December 31, 2020
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,543,131	11.35%	$1,008,512	4.5%	$1,456,739	6.5%
Total risk-based capital	3,045,652	13.59	1,792,910	8.0	2,241,137	10.0
Tier 1 risk-based capital	2,688,168	11.99	1,344,682	6.0	1,792,910	8.0
Tier 1 leverage capital	2,688,168	8.32	1,291,980	4.0	1,614,975	5.0
Webster Bank
CET1 risk-based capital	$2,791,474	12.46%	$1,008,027	4.5%	$1,456,039	6.5%
Total risk-based capital	3,071,505	13.71	1,792,048	8.0	2,240,060	10.0
Tier 1 risk-based capital	2,791,474	12.46	1,344,036	6.0	1,792,048	8.0
Tier 1 leverage capital	2,791,474	8.65	1,291,415	4.0	1,614,268	5.0
	At December 31, 2019
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,516,361	11.56%	$979,739	4.5%	$1,415,179	6.5%
Total risk-based capital	2,950,181	13.55	1,741,758	8.0	2,177,198	10.0
Tier 1 risk-based capital	2,661,398	12.22	1,306,319	6.0	1,741,758	8.0
Tier 1 leverage capital	2,661,398	8.96	1,188,507	4.0	1,485,634	5.0
Webster Bank
CET1 risk-based capital	$2,527,645	11.61%	$979,497	4.5%	$1,414,829	6.5%
Total risk-based capital	2,739,108	12.58	1,741,328	8.0	2,176,660	10.0
Tier 1 risk-based capital	2,527,645	11.61	1,305,996	6.0	1,741,328	8.0
Tier 1 leverage capital	2,527,645	8.51	1,187,953	4.0	1,484,941	5.0
(1)In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of CECL on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios and amounts as of December 31, 2020 exclude the impact of the increased allowance for credit losses on loans, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of CECL, adjusted for an approximation of the after-tax provision for credit losses attributable to CECL relative to the incurred loss methodology during the deferral period.
Dividend Restrictions. Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital the Bank to fall below specified minimum levels, or would exceed the net income for that year combined with the undistributed net income for the preceding two years. Webster Bank paid $20 million dividends to Webster Financial Corporation during the year ended December 31, 2020 compared to $360 million during the year ended December 31, 2019.
Cash Restrictions. Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with a Federal Reserve Bank. To address liquidity concerns due to COVID-19 the Federal Reserve reset the requirement to zero, effective March 26, 2020. The reserve requirement ratio is subject to adjustment as conditions warrant. Pursuant to this requirement, the Bank held $93.8 million at December 31, 2019.

Note 16: Earnings Per Common Share
Reconciliation of the calculation of basic and diluted earnings per common share follows:

	Years ended December 31,
(In thousands, except per share data)	2020	2019	2018
Earnings for basic and diluted earnings per common share:
Net income	$220,621	$382,723	$360,418
Less: Preferred stock dividends	7,875	7,875	7,853
Net income available to common shareholders	212,746	374,848	352,565
Less: Earnings applicable to participating securities (1)	1,272	1,863	862
Earnings applicable to common shareholders	$211,474	$372,985	$351,703

Shares:
Weighted-average common shares outstanding - basic	89,967	91,559	91,930
Effect of dilutive securities	184	323	297
Weighted-average common shares outstanding - diluted	90,151	91,882	92,227

Earnings per common share (1):
Basic	$2.35	$4.07	$3.83
Diluted	2.35	4.06	3.81
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
Potential common shares from non-participating restricted stock of 44 thousand, 73 thousand, and 47 thousand for the years ended December 31, 2020, 2019, and 2018, respectively, are excluded from the effect of dilutive securities because they would have been anti-dilutive under the treasury stock method.
Refer to Note 20: Share-Based Plans for further information relating to potential common shares excluded from the effect of dilutive securities.

Note 17: Derivative Financial Instruments
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
The following table presents the notional amounts and fair values of derivative positions:

	At December 31, 2020				At December 31, 2019
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$39,641	$25,000	$103	$1,225,000	$11,855	$300,000	$3,153
Not designated as hedging instruments:
Interest rate derivatives (1)	4,533,441	292,096	4,356,339	11,874	4,869,139	133,455	4,090,522	9,732
Mortgage banking derivatives (2)	40,771	855	—	—	27,873	329	57,000	110
Other (3)	108,987	264	360,497	377	76,544	398	275,279	818
Total not designated as hedging instruments	4,683,199	293,215	4,716,836	12,251	4,973,556	134,182	4,422,801	10,660
Gross derivative instruments, before netting	$5,683,199	332,856	$4,741,836	12,354	$6,198,556	146,037	$4,722,801	13,813
Less: Master netting agreements		7,522		7,522		4,779		4,779
Cash collateral		33,043		4,485		8,100		1,871
Total derivative instruments, after netting		$292,291		$347		$133,158		$7,163
(1)Balances related to Chicago Mercantile Exchange (CME), excluding accrued interest, are presented as a single unit of account. In accordance with its rule book, CME legally characterizes variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through CME include $0.1 billion and $1.1 billion for asset derivatives and $3.2 billion and $2.6 billion for liability derivatives at December 31, 2020 and 2019, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $2.0 million, at December 31, 2020.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $80.5 million and $65.7 million for asset derivatives and $338.9 million and $223.4 million for liability derivatives at December 31, 2020 and 2019, respectively, that have insignificant related fair values.
The following table presents fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At December 31, 2020
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$40,565	$40,565	$—	$785	$785
Liability derivatives	12,007	12,007	—	1,247	1,247

	At December 31, 2019
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$13,012	$12,879	$133	$299	$432
Liability derivatives	6,710	6,650	60	329	389

Derivative Activity
The following tables present the income statement effect of derivatives designated as hedges and additional information related to a fair value hedging adjustment:

	Recognized In	Years ended December 31,
(In thousands)	Net Interest Income	2020	2019	2018
Fair value hedges: (1)
Recognized on derivatives	Long-term debt	$30,693	$17,486	$—
Recognized on hedged items	Long-term debt	(30,693)	(17,486)	—
Net recognized on fair value hedges		$—	$—	$—
Cash flow hedges:
Interest rate derivatives	Long-term debt	$8,206	$4,241	$6,557
Interest rate derivatives	Interest and fees on loans and leases	(6,373)	1,314	—
Net recognized on cash flow hedges		$1,833	$5,555	$6,557

Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount (1)
	At December 31,		At December 31,
(In thousands)	2020	2019	2020	2019
Long-term debt	$344,164	$317,486	$44,164	$17,486
(1)The Company has de-designated its fair value hedging relationship on the long-term debt, which resulted in a $48.2 million basis adjustment that is being amortized over the remaining life of the notes through interest expense.
The following table presents the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Years ended December 31,
(In thousands)	Non-interest Income	2020	2019	2018
Interest rate derivatives	Other income	$11,068	$8,477	$10,376
Mortgage banking derivatives	Mortgage banking activities	636	(6)	(378)
Other	Other income	(1,696)	1,100	2,391
Total not designated as hedging instruments		$10,008	$9,571	$12,389
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. At December 31, 2020, the remaining unamortized balance of time-value premiums was $9.0 million.
Over the next twelve months, an estimated $10.3 million decrease to interest expense will be reclassified from AOCI/AOCL relating to cash flow hedges, and an estimated $0.3 million increase to interest expense will be reclassified from AOCI/AOCL relating to hedge terminations. At December 31, 2020, the remaining unamortized loss on terminated cash flow hedges is $1.0 million. The maximum length of time over which forecasted transactions are hedged is 3.6 years.
Additional information about cash flow hedge activity impacting AOCI/AOCL and the related amounts reclassified to interest expense is provided in Note 14: Accumulated Other Comprehensive Income, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 18: Fair Value Measurements.
Derivative Exposure
The Company had approximately $302.0 million in net margin posted with financial counterparties or the derivative clearing organization at December 31, 2020, which is primarily comprised of $79.0 million in initial margin collateral posted at CME and $252.0 million in CME variation margin posted. At December 31, 2020, $34.3 million of cash collateral received is included in cash and due from banks in the accompanying Consolidated Balance Sheets and is considered restricted in nature.
Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions being hedged. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $296.3 million at December 31, 2020. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $39.5 million at December 31, 2020. The Company has incorporated a credit valuation adjustment (CVA) to reflect nonperformance risk in the fair value measurement of its derivatives. The CVA was $3.0 million as of December 31, 2020. Various factors impact changes in the CVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
The following table compares the fair value to unpaid principal balance of assets accounted for under the fair value option:

	At December 31,
	2020			2019
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$14,000	$13,511	$489	$35,750	$35,186	$564
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.6 million as of December 31, 2020.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. Accordingly, such alternative investments are classified within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for NAV practical expedient measurement, based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At December 31, 2020, these alternative investments had a remaining unfunded commitment of $22.0 million.

Summaries of the fair values of assets and liabilities measured at fair value on a recurring basis are as follows:

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$154,613	$—	$154,613
Agency MBS	—	1,457,409	—	1,457,409
Agency CMBS	—	1,117,233	—	1,117,233
CMBS	—	508,018	—	508,018
CLO	—	76,383	—	76,383
Corporate debt	—	13,120	—	13,120
Total available-for-sale investment securities	—	3,326,776	—	3,326,776
Gross derivative instruments, before netting (1)	205	332,651	—	332,856
Originated loans held for sale	—	14,000	—	14,000
Investments held in Rabbi Trust	4,811	—	—	4,811
Alternative investments (2)	—	—	—	11,112
Total financial assets held at fair value	$5,016	$3,673,427	$—	$3,689,555
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$218	$12,136	$—	$12,354

	At December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$185,801	$—	$185,801
Agency MBS	—	1,612,164	—	1,612,164
Agency CMBS	—	581,552	—	581,552
CMBS	—	431,871	—	431,871
CLO	—	92,205	—	92,205
Corporate debt	—	22,240	—	22,240
Total available-for-sale investment securities	—	2,925,833	—	2,925,833
Gross derivative instruments, before netting (1)	328	145,709	—	146,037
Originated loans held for sale	—	35,750	—	35,750
Investments held in Rabbi Trust	4,780	—	—	4,780
Alternative investments (2)	—	—	—	4,331
Total financial assets held at fair value	$5,108	$3,107,292	$—	$3,116,731
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$611	$13,202	$—	$13,813
(1)For information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparties refer to Note 17: Derivative Financial Instruments.
(2)Alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. At December 31, 2020, no significant assets classified within Level 3 were identified and measured under this basis. The following is a description of valuation methodologies used for assets measured on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $17.4 million at December 31, 2020, which includes $1.6 million measured at fair value where there was net write-up identified due to observable price changes. No other adjustments or reductions for impairments were identified.
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
Right of Use Lease Assets. The carrying value of right of use lease assets at December 31, 2020 was $127.5 million, of which includes $1.5 million of right of use lease assets measured at fair value as the result of an impairment as part of the Company's decision to consolidate certain banking center locations. As such, ROU assets are classified within Level 3 of the fair value hierarchy.
Other Real Estate Owned and Repossessed Assets. The total book value of OREO and repossessed assets was $2.3 million at December 31, 2020. OREO and repossessed assets are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when recorded below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
In addition, the amortized cost of consumer loans secured by residential real estate property that are in process of foreclosure amounted to $14.9 million at December 31, 2020.
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
Mortgage Servicing Assets. Mortgage servicing assets are initially recorded at fair value and subsequently measured under the amortization method. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors; as such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the servicing revenue stream. Mortgage servicing assets are reviewed quarterly and held at the lower of the carrying amount or fair value. Fair value adjustments, if any, are included as a component of loan related fees in the accompanying Consolidated Statements of Income. During the year ended December 31, 2020, the Company recorded a $1.9 million valuation allowance. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
Fair value of selected financial instruments and servicing assets amounts are as follows:

	At December 31,
	2020		2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities	$5,567,889	$5,835,364	$5,293,918	$5,380,653
Level 3
Loans and leases, net	21,281,784	21,413,397	19,827,890	19,961,632
Mortgage servicing assets	13,422	14,362	17,484	33,250
Liabilities:
Level 2
Deposit liabilities	$24,847,618	$24,847,618	$20,219,981	$20,219,981
Time deposits	2,487,818	2,494,601	3,104,765	3,102,316
Securities sold under agreements to repurchase and other borrowings	995,355	1,000,189	1,040,431	1,041,042
FHLB advances	133,164	139,035	1,948,476	1,950,035
Long-term debt (1)	567,663	538,407	540,364	555,775
(1)Adjustments to the carrying amount of long-term debt for basis adjustment and unamortized discount and debt issuance cost on senior fixed-rate notes are not included for determination of fair value. Refer to Note 12: Borrowings for additional information.

Note 19: Retirement Benefit Plans
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
The measurement date is December 31 for the Webster Bank Pension Plan, SERP, and postretirement healthcare benefits. The mortality assumptions used in the pension liability assessment for the year ended December 31, 2020 were the Pri-2012 mortality table projected to measurement date with scale MP-2020.
The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the defined benefit pension and other postretirement benefits at December 31:

	Pension Plan		SERP		Other
(In thousands)	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Beginning balance	$241,404	$209,513	$1,935	$1,835	$2,399	$2,612
Interest cost	6,511	7,941	46	65	46	85
Actuarial loss (gain)	27,376	33,157	194	163	(307)	(103)
Benefits paid and administrative expenses	(8,877)	(9,207)	(129)	(128)	(140)	(195)
Ending balance (1)	266,414	241,404	2,046	1,935	1,998	2,399
Change in plan assets:
Beginning balance	239,621	191,972	—	—	—	—
Actual return on plan assets	35,524	46,856	—	—	—	—
Employer contributions	—	10,000	129	128	140	195
Benefits paid and administrative expenses	(8,877)	(9,207)	(129)	(128)	(140)	(195)
Ending balance	266,268	239,621	—	—	—	—
Funded status of the plan at year end (2)	$(146)	$(1,783)	$(2,046)	$(1,935)	$(1,998)	$(2,399)
(1)The total accumulated benefit obligation for the defined benefit pension and other postretirement benefits was $270.5 million and $245.7 million at December 31, 2020 and 2019, respectively.
(2)The underfunded status amounts are included in accrued expense and other liabilities in the accompanying Consolidated Balance Sheets.
The following table summarizes the impact on AOCI related to the defined benefit pension and other postretirement benefits at December 31:

	Pension Plan		SERP		Other
(In thousands)	2020	2019	2020	2019	2020	2019
Net actuarial loss (gain) included in AOCI	$57,902	$56,555	$773	$602	$(690)	$(458)
Deferred tax benefit (expense)	12,881	12,528	172	133	(153)	(101)
Amounts included in accumulated AOCI, net of tax	$45,021	$44,027	$601	$469	$(537)	$(357)
Expected future benefit payments for the defined benefit pension and other postretirement benefits are presented below:

(In thousands)	Pension Plan	SERP	Other
2021	$9,657	$131	$254
2022	10,294	132	237
2023	10,465	132	219
2024	10,887	138	201
2025	11,304	136	182
2026-2030	61,336	625	638

The components of the net periodic benefit cost (benefit) for the defined benefit pension and other postretirement benefits were as follows for the years ended December 31:

	Pension Plan			SERP			Other
(In thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost on benefit obligations	6,511	7,941	7,212	46	65	103	46	85	78
Expected return on plan assets	(13,522)	(11,436)	(12,716)	—	—	—	—	—	—
Recognized net loss (gain)	4,027	5,705	4,862	23	14	2,846	(74)	(13)	—
Net periodic benefit cost (benefit)	$(2,984)	$2,210	$(642)	$69	$79	$2,949	$(28)	$72	$78
Changes in funded status related to the defined benefit pension and other postretirement benefits and recognized as a component of OCI in the consolidated statement of comprehensive income as follows for the years ended December 31:

	Pension Plan			SERP			Other
(In thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net (gain) loss	$5,375	$(2,263)	$9,952	$194	$164	$—	$(307)	$(103)	$(352)
Amounts reclassified from AOCI	(4,027)	(5,705)	(4,862)	(23)	(14)	(2,846)	74	13	—
Total (gain) loss recognized in OCI	$1,348	$(7,968)	$5,090	$171	$150	$(2,846)	$(233)	$(90)	$(352)
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
Common collective trusts. Common collective trusts hold investments in fixed income and equity funds. Transactions may occur daily within a trust. Should a full redemption of the trust be initiated, the investment advisor reserves the right to temporarily delay withdrawals in order to ensure that the liquidation of securities is carried out in an orderly business manner. Common collective trusts are benchmarked against the Standard and Poor’s 500 Stock Index, the S&P 400 Mid Cap Index, the Russell 2000 Index, the MSCI ACWI ex U.S. Index, and the Barclays Capital U.S. Long Credit Index. As such, common collective trusts are classified within Level 2 of the fair value hierarchy.
A summary of the fair value and hierarchy classification of financial assets of the pension plan is as follows:

	At December 31,
	2020				2019
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Exchange traded fund	$39,645	$—	$—	$39,645	$36,552	$—	$—	$36,552
Cash and cash equivalents	861	—	—	861	1,225	—	—	1,225
Common collective trusts	—	225,762	—	225,762	—	201,844	—	201,844
Total pension plan assets	$40,506	$225,762	$—	$266,268	$37,777	$201,844	$—	$239,621

(1)For 2019, the common collective trusts were reported in the NAV category in the fair value leveling table. Due to the readily available nature of the fair value (at NAV) for these investments, they have been classified as Level 2 within the fair value hierarchy in current and prior periods presented.
Asset Management
The following table presents the target allocation and the pension plan asset allocation for the periods indicated, by asset category:

	Target Allocation	Percentage of Pension Plan Assets
	2021	2020	2019
Fixed income investments	62%	61%	61%
Equity investments	38	38	38
Cash and cash equivalents	—	1	1
Total	100%	100%	100%

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
The investment strategy for the pension plan is designed to maintain a diversified portfolio with an expected weighted-average long-term rate of 5.50%, however, there is no certainty that the portfolio will perform to expectations. Asset allocations are monitored monthly and the portfolio is re-balanced when appropriate.
Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension Plan		SERP		Other
	2020	2019	2020	2019	2020	2019
Discount rate	2.29%	3.07%	1.91%	2.82%	1.40%	2.50%
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows:

	Pension Plan			SERP			Other
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	3.07%	4.12%	3.50%	2.82%	3.95%	3.30%	2.50%	3.69%	3.00%
Expected long-term return on assets	5.75%	6.00%	6.00%	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend	n/a	n/a	n/a	n/a	n/a	n/a	6.50%	6.50%	7.00%
The assumed healthcare cost-trend rate for 2020 is 6.50%, declining 0.25% each year thereafter until 2030 when the rate will be 4.40%.
Multiple-Employer Plan
For the benefit of former employees of a bank acquired by the Company, the Bank is a sponsor of a multiple-employer pension plan that does not segregate the assets or liabilities of its employers participating in the plan. The plan administrator confirmed Webster Bank’s portion of the plan is under-funded by $2.6 million as of July 1, 2020, the date of the latest actuarial valuation.
The following table sets forth contributions and funding status of Webster Bank's portion of this plan:

(Dollars in thousands)			Contributions by Webster Bank for the year ended December 31,			Funded Status of the Plan at December 31,
Plan Name	Employer Identification Number	Plan Number	2020	2019	2018	2020	2019
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888	333	$998	$863	$679	At least 80 percent	At least 80 percent
Multi-employer accounting is applied to the Fund. As a multiple-employer pension plan, there are no collective bargained contracts affecting its contribution or benefit provisions. Any shortfall amortization basis is being amortized over seven years, as required by the Pension Protection Act. All benefit accruals were frozen as of September 1, 2004. The Company's contributions to this plan did not exceed more than 5% of total contributions in the plan for the years ended December 31, 2020, 2019, and 2018.
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
Compensation and benefit expense included $13.8 million, $13.2 million, and $12.4 million for the years ended December 31, 2020, 2019, and 2018, respectively, of employer contributions.

Note 20: Share-Based Plans
Stock Compensation Plans
Webster maintains stock compensation plans to better align the interests of its employees and directors with those of its shareholders. The Plans have shareholder approval for up to 13.4 million shares of common stock. At December 31, 2020, there were 0.9 million common shares remaining available for grant, while no stock appreciation rights have been granted. Stock compensation cost is recognized over the required service vesting period for the awards, based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits reflected in non-interest expense.
Stock compensation expense for restricted stock of $12.2 million, $12.6 million, and $11.6 million, and an income tax benefit of $2.6 million, $6.1 million, and $8.5 million, was recognized for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020 there was $15.5 million of unrecognized stock compensation expense for restricted stock, expected to be recognized over a weighted-average period of 1.9 years.
The following table summarizes the activity under the stock compensation plans for the year ended December 31, 2020:

	Unvested Restricted Stock Awards Outstanding				Stock Options Outstanding
	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance at January 1, 2020	450,224	$54.53	233,304	$54.94	420,931	$23.35
Granted	296,435	37.79	106,739	40.56	—	—
Vested	171,852	52.22	79,836	56.18	—	—
Forfeited	27,622	45.98	9,541	50.42	—	—
Exercised	—	—	—	—	10,230	23.51
Balance at December 31, 2020	547,185	46.59	250,666	48.77	410,701	23.35

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
Performance-based restricted stock. Performance-based restricted stock awards vest after a 3 year performance period. The awards vest with a share quantity dependent on that performance, in a range from zero to 150%. The performance criteria for 50% of the shares granted in 2020 is based upon Webster's ranking for total shareholder return versus Webster's compensation peer group companies and the remaining 50% is based upon Webster's average of return on equity during the 3 year vesting period. The compensation peer group companies are utilized because they represent the financial institutions that best compare with Webster. The Company records compensation expense over the vesting period, based on a fair value calculated using the Monte-Carlo simulation model, which allows for the incorporation of the performance condition for the 50% of the performance-based shares tied to total shareholder return versus the compensation peer group, and based on a fair value of the market price on the date of grant for the remaining 50% of the performance-based shares tied to Webster's return on equity. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
The total fair value of restricted stock awards vested during the years ended December 31, 2020, 2019, and 2018 was $13.5 million, $12.5 million, and $11.1 million, respectively.
Stock options. Stock option awards have an exercise price equal to the market price of Webster Financial Corporation's stock on the date of grant. Each option grants the holder the right to acquire a share of Webster Financial Corporation common stock over a contractual life of up to 10 years. There have been no stock options granted since 2013. At December 31, 2020, there was stock options outstanding for 410,701 shares of common stock, all of which are exercisable, with a weighted-average exercise price of $23.35 and a weighted-average remaining contractual life of 1.7 years, comprised of 376,813 non-qualified stock options and 33,888 incentive stock options.
Total pretax intrinsic value, which is the difference between Webster's closing stock price on the last trading day of the year and the weighted-average exercise price multiplied by the number of shares, represents aggregate intrinsic value that would have been received by the option holders had they all exercised their options at that time. At December 31, 2020, as all awarded options have vested, all of the outstanding options are exercisable, and the aggregate intrinsic value of these options was $7.7 million. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $0.1 million, $2.4 million, and $9.7 million, respectively.

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
Webster also allocates the provision for credit losses to each segment based on management’s estimate of the inherent loss content in each of the specific loan and lease portfolios. Allowance for credit losses is included in total assets within the Corporate and Reconciling category.
The following table presents total assets for Webster's reportable segments and the Corporate and Reconciling category:

	At December 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Total assets	$12,689,255	$80,352	$9,769,824	$10,051,259	$32,590,690

	At December 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Total assets	$11,541,803	$80,176	$9,348,727	$9,418,638	$30,389,344

The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Year ended December 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$423,869	$162,363	$422,979	$(117,818)	$891,393
Non-interest income	58,366	100,826	106,279	19,806	285,277
Non-interest expense	187,572	140,637	390,596	40,141	758,946
Pre-tax, pre-provision net revenue	294,663	122,552	138,662	(138,153)	417,724
Provision for credit losses	137,993	—	(144)	(99)	137,750
Income before income tax expense	156,670	122,552	138,806	(138,054)	279,974
Income tax expense	38,368	32,721	27,484	(39,220)	59,353
Net income	$118,302	$89,831	$111,322	$(98,834)	$220,621

	Year ended December 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$403,258	$172,685	$420,898	$(41,714)	$955,127
Non-interest income	59,063	97,041	109,270	19,941	285,315
Non-interest expense	181,580	135,586	388,399	10,385	715,950
Pre-tax, pre-provision net revenue	280,741	134,140	141,769	(32,158)	524,492
Provision for credit losses	25,407	—	12,393	—	37,800
Income before income tax expense	255,334	134,140	129,376	(32,158)	486,692
Income tax expense	63,323	35,547	27,428	(22,329)	103,969
Net income	$192,011	$98,593	$101,948	$(9,829)	$382,723

	Year ended December 31, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$381,098	$147,920	$422,063	$(44,400)	$906,681
Non-interest income	64,765	89,323	109,669	18,811	282,568
Non-interest expense	174,054	124,594	384,603	22,365	705,616
Pre-tax, pre-provision net revenue	271,809	112,649	147,129	(47,954)	483,633
Provision for credit losses	32,388	—	9,612	—	42,000
Income before income tax expense	239,421	112,649	137,517	(47,954)	441,633
Income tax expense	58,898	29,289	27,366	(34,338)	81,215
Net income	$180,523	$83,360	$110,151	$(13,616)	$360,418

Note 22: Revenue from Contracts with Customers
The following tables present revenues within the scope of ASC 606, Revenue from Contracts with Customers and the net amount of other sources of non-interest income that is within the scope of other GAAP topics:

	Year ended December 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$11,634	$92,693	$51,599	$106	$156,032
Wealth and investment services	10,644	—	22,307	(35)	32,916
Other	—	8,133	1,656	—	9,789
Revenue from contracts with customers	22,278	100,826	75,562	71	198,737
Other sources of non-interest income	36,088	—	30,717	19,735	86,540
Total non-interest income	$58,366	$100,826	$106,279	$19,806	$285,277

	Year ended December 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$12,136	$92,096	$63,572	$218	$168,022
Wealth and investment services	10,330	—	22,637	(35)	32,932
Other	—	4,945	2,394	—	7,339
Revenue from contracts with customers	22,466	97,041	88,603	183	208,293
Other sources of non-interest income	36,597	—	20,667	19,758	77,022
Total non-interest income	$59,063	$97,041	$109,270	$19,941	$285,315

	Year ended December 31, 2018
(In thousands)	Commercial Banking	HSA Bank	Community Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$12,775	$85,809	$63,522	$77	$162,183
Wealth and investment services	10,145	—	22,732	(34)	32,843
Other	—	3,514	2,133	—	5,647
Revenue from contracts with customers	22,920	89,323	88,387	43	200,673
Other sources of non-interest income	41,845	—	21,282	18,768	81,895
Total non-interest income	$64,765	$89,323	$109,669	$18,811	$282,568
The major types of revenue streams that are within the scope of ASC 606 are described below:
Deposit service fees predominately consist of fees earned from deposit accounts and interchange fees. Fees earned from deposit accounts relate to event-driven services and periodic account maintenance activities. Webster's obligations for event-driven services are satisfied at the time the service is delivered, while the obligations for maintenance services is satisfied monthly. Interchange fees are assessed as the performance obligation is satisfied, which is at the point in time the card transaction is authorized.
Wealth and investment services consists of fees earned from investment and securities-related services, trust and other related services. Obligations for wealth and investment services are generally satisfied over time through a time-based measurement of progress, but certain obligations may be satisfied at points in time for activities that are transactional in nature.
These disaggregated amounts are reconciled to non-interest income as presented in Note 21: Segment Reporting. Contracts with customers have not generated significant contract assets and liabilities.

Note 23: Commitments and Contingencies
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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

	At December 31,
(In thousands)	2020	2019
Commitments to extend credit	$6,517,840	$6,162,658
Standby letter of credit	207,201	188,103
Commercial letter of credit	30,522	29,180
Total credit-related financial instruments with off-balance sheet risk	$6,755,563	$6,379,941
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains an allowance for credit losses on unfunded loan commitments to provide for expected losses in connection with funding the unused portion of legal commitments to lend when those commitments are not unconditionally cancellable by Webster. Loss calculation factors are consistent with the ACL methodology for funded loans using PD and LGD applied to the underlying borrower risk and facility grades, a draw down factor applied to utilization rates, and relevant forecast information. The allowance is reported as a component of accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets.
The following table provides a summary of activity in the allowance for credit losses on unfunded loan commitments:

	Years ended December 31,
(In thousands)	2020	2019	2018
Beginning balance	$2,367	$2,506	$2,362
Adoption of ASU No. 2016-13 (CECL)	9,139	—	—
Provision (benefit)	1,249	(139)	144
Ending balance	$12,755	$2,367	$2,506

Note 24: Parent Company Information
Financial information for the Parent Company only is presented in the following tables:

Condensed Balance Sheets
	December 31,
(In thousands)	2020	2019
Assets:
Cash and due from banks	$302,315	$510,940
Intercompany debt securities	150,000	150,000
Investment in subsidiaries	3,340,556	3,079,549
Alternative investments	8,970	5,356
Other assets	8,122	13,537
Total assets	$3,809,963	$3,759,382
Liabilities and shareholders’ equity:
Senior notes	$490,343	$463,044
Junior subordinated debt	77,320	77,320
Accrued interest payable	5,862	6,057
Due to subsidiaries	324	52
Other liabilities	1,489	5,139
Total liabilities	575,338	551,612
Shareholders’ equity	3,234,625	3,207,770
Total liabilities and shareholders’ equity	$3,809,963	$3,759,382

Condensed Statements of Income
	Years ended December 31,
(In thousands)	2020	2019	2018
Operating Income:
Dividend income from bank subsidiary	$20,000	$360,000	$290,000
Interest on securities and deposits	5,530	10,728	7,342
Alternative investments (loss) income	2,467	(256)	290
Other non-interest income	634	382	805
Total operating income	28,631	370,854	298,437
Operating Expense:
Interest expense on borrowings	18,684	21,062	11,127
Non-interest expense	16,426	15,527	19,105
Total operating expense	35,110	36,589	30,232
Income before income tax benefit and equity in undistributed earnings of subsidiaries	(6,479)	334,265	268,205
Income tax benefit	4,572	4,671	2,207
Equity in undistributed earnings of subsidiaries	222,528	43,787	90,006
Net income	$220,621	$382,723	$360,418

Condensed Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2020	2019	2018
Net income	$220,621	$382,723	$360,418
Other comprehensive income (loss), net of tax:
Derivative instruments	2,622	1,479	1,447
Other comprehensive income (loss) of subsidiaries	75,706	93,101	(40,568)
Other comprehensive income (loss), net of tax	78,328	94,580	(39,121)
Comprehensive income	$298,949	$477,303	$321,297

Condensed Statements of Cash Flows
	Years ended December 31,
(In thousands)	2020	2019	2018
Net cash provided by operating activities	$27,790	$362,617	$282,986

Investing activities:
Alternative investments capital call	(3,751)	(1,850)	—
Investment in subsidiaries	—	(296,000)	—
Net cash used for investing activities	(3,751)	(297,850)	—
Financing activities:
Issuance of long-term debt	—	296,358	—
Cash dividends paid to common shareholders	(144,967)	(140,783)	(114,959)
Cash dividends paid to preferred shareholders	(7,875)	(7,875)	(7,875)
Exercise of stock options	240	619	2,173
Common stock repurchased and acquired from stock compensation plan activity	(80,062)	(19,619)	(25,937)
Net cash (used for) provided by financing activities	(232,664)	128,700	(146,598)

Increase in cash and cash equivalents	(208,625)	193,467	136,388
Cash and cash equivalents at beginning of year	510,940	317,473	181,085
Cash and cash equivalents at end of year	$302,315	$510,940	$317,473

Note 25: Selected Quarterly Consolidated Financial Information (Unaudited)

	2020
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$274,470	$252,275	$239,239	$236,065
Interest expense	43,669	27,868	19,983	19,136
Net interest income	230,801	224,407	219,256	216,929
Provision for credit losses	76,000	40,000	22,750	(1,000)
Non-interest income	73,378	60,076	75,060	76,763
Non-interest expense	178,836	176,584	183,996	219,530
Income before income tax expense	49,343	67,899	87,570	75,162
Income tax expense	11,144	14,802	18,289	15,118
Net income	$38,199	$53,097	$69,281	$60,044

Earnings applicable to common shareholders	$36,021	$50,729	$66,890	$57,715

Earnings per common share:
Basic	$0.40	$0.57	$0.75	$0.64
Diluted	0.39	0.57	0.75	0.64

	2019
(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$286,190	$292,257	$294,136	$282,000
Interest expense	44,639	50,470	53,597	50,750
Net interest income	241,551	241,787	240,539	231,250
Provision for credit losses	8,600	11,900	11,300	6,000
Non-interest income	68,612	75,853	69,931	70,919
Non-interest expense	175,686	180,640	179,894	179,730
Income before income tax expense	125,877	125,100	119,276	116,439
Income tax expense	26,141	26,451	25,411	25,966
Net income	$99,736	$98,649	$93,865	$90,473

Earnings applicable to common shareholders	$97,549	$96,193	$91,442	$88,066

Earnings per common share:
Basic	$1.06	$1.05	$1.00	$0.96
Diluted	1.06	1.05	1.00	0.96
Note 26: Subsequent Events
The Company has evaluated events from the date of the Consolidated Financial Statements and accompanying Notes thereto, December 31, 2020, through issuance, and determined that no significant events were identified requiring recognition or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that Webster’s disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in SEC rules and forms, were effective as of December 31, 2020.
Internal Control over Financial Reporting
There were no changes made to Webster’s internal control over financial reporting that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting during the most recent fiscal quarter.
Webster’s management has issued a report on its assessment of the effectiveness of Webster’s internal control over financial reporting as of December 31, 2020.
Webster’s independent registered public accounting firm has issued a report, expressing an unqualified opinion, on the effectiveness of Webster’s internal control over financial reporting as of December 31, 2020.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2020, is included below under the heading Report of Independent Registered Public Accounting Firm.

/s/ John R. Ciulla	/s/ Glenn I. MacInnes
John R. Ciulla	Glenn I. MacInnes
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Webster Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Webster Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2021

ITEM 9B. OTHER INFORMATION
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
Webster’s executive officers are each appointed to serve for a one-year period. Information concerning their principal occupation during at least the last five years is set forth below.
John R. Ciulla, 55, is Chairman, President and Chief Executive Officer of Webster and Webster Bank and is a member of both Boards of Directors. He was appointed as Chief Executive Officer and a director of Webster Financial Corporation in January 2018 and was elected Chairman in January 2020, assuming these responsibilities in April 2020. Mr. Ciulla joined Webster in 2004 and has served in a variety of management positions at the Company, including Chief Credit Risk Officer and Senior Vice President, Commercial Banking, where he was responsible for several business units. He was promoted from Executive Vice President and Head of Middle Market Banking to lead Commercial Banking in January 2014 and to President in October 2015. Prior to joining Webster, he was Managing Director of The Bank of New York, where he worked from 1997 to 2004. Mr. Ciulla serves on the Federal Reserve System’s Federal Advisory Council as a representative of the Federal Reserve Bank of Boston. He also serves on the board of the Connecticut Business and Industry Association (CBIA).
Glenn I. MacInnes, 59, is Executive Vice President and Chief Financial Officer of Webster and Webster Bank. He joined Webster in 2011. Prior to joining Webster, Mr. MacInnes was Chief Financial Officer at New Alliance Bancshares for two years and was employed for 11 years at Citigroup in a series of senior positions, including Deputy CFO for Citibank North America and CFO of Citibank (West) FSB. Mr. MacInnes serves on the Board of Wellmore Behavioral Health, Inc.
Daniel H. Bley, 52, is Executive Vice President and Chief Risk Officer of Webster and Webster Bank. Mr. Bley joined Webster in August of 2010. Prior to joining Webster, Mr. Bley worked at ABN AMRO and Royal Bank of Scotland from 1990 to 2010, having served as Managing Director of Financial Institutions Credit Risk and Group Senior Vice President, Head of Financial Institutions and Trading Credit Risk Management. Mr. Bley currently serves on the Board of Directors of Junior Achievement of Greater Fairfield County.
Bernard M. Garrigues, 62, is Executive Vice President and Chief Human Resources Officer of Webster and Webster Bank. Mr. Garrigues joined Webster in April 2014. Prior to joining Webster, Mr. Garrigues was with TIMEX Group in Middlebury, Connecticut, where he was the Chief Human Resources Officer having comprehensive global HR responsibility for several thousand employees in 22 countries. Previously, he worked 21 years for General Electric where he served as global head of HR with a number of GE businesses, including GE Commercial Finance, GE Capital Real Estate, GE Capital IT Solutions and Healthcare in both the United States and Europe. Mr. Garrigues is Six Sigma Green Belt certified, a published author, and a seasoned guest lecturer.
Karen A. Higgins-Carter, 51, is Executive Vice President and Chief Information Officer of Webster and Webster Bank. Ms. Higgins-Carter joined Webster in July 2018. Prior to joining Webster, Ms. Higgins-Carter was Managing Director and Head of the Office of the Chief Information and Operations Officer for the Americas at Mitsubishi UFJ (MUFG) Financial Group from November 2016 to July 2018, where she was responsible for developing and leading the execution of the company’s IT strategic plan, IT governance, information risk management, communications, employee development and engagement. Prior to Mitsubishi UFJ, Ms. Higgins-Carter served as Technology General Manager at Bridgewater Associates from November 2014 to November 2016, and as Managing Director and Head of Consumer Risk Technology at JP Morgan Chase from June 2012 to August 2014.
Christopher J. Motl, 50, is Executive Vice President, Head of Commercial Banking of Webster and Webster Bank. He joined Webster in 2004 and was responsible for establishing and growing the Sponsor and Specialty Banking Group and was most recently Executive Vice President and Director of Middle Market Banking. Prior to joining Webster, Mr. Motl worked at CoBank, where he was Vice President and Relationship Manager. Mr. Motl is on the board of Special Olympics of Connecticut and the Travelers Championship.
Jonathan W. Roberts, 48, is Executive Vice President, Head of Retail Banking and Consumer Lending at Webster and Webster Bank. He is responsible for oversight of retail operations, the banking center network, and core consumer products and services. Mr. Roberts joined Webster in 2017 and was most recently Executive Vice President, Consumer Deposits and Retail Network Management. Prior to joining Webster, from 2014 to 2016, Mr. Roberts served as Executive Vice President and Head of Community Banking at First Bank, and from 2010 to 2014, Executive Vice President and Mid-Atlantic President at Santander Bank. He serves on the board of the Urban League of Greater Hartford.
Brian R. Runkle, 52, is Executive Vice President of Bank Operations of Webster and Webster Bank. Mr. Runkle joined Webster in August 2016. Prior to joining Webster, Mr. Runkle served in several leadership roles at General Electric across the country from 1999 to 2016, including Managing Director, Risk for GE Capital. He is Six Sigma Master Black Belt certified. Mr. Runkle was a volunteer team leader and campaign member for United Way in Connecticut.

Charles L. Wilkins, 59, is Executive Vice President of Webster and Webster Bank and Head of HSA Bank. He joined Webster in January 2014. Prior to joining Webster, he was President of his own consulting practice specializing in healthcare and financial services from June 2012 to December 2013.
Harriet Munrett Wolfe, 67, is Executive Vice President, General Counsel and Corporate Secretary of Webster and Webster Bank. She joined Webster in March 1997 as Senior Vice President and Counsel, was appointed Secretary in June 1997, and General Counsel in September 1999. In January 2003, she was appointed Executive Vice President. Prior to this, Ms. Wolfe was in private practice. Ms. Wolfe serves as a board member of the University of Connecticut Foundation, Inc., and as a member of the Foundation’s Audit Committee; she previously served as a member of the Executive Committee, and Chair of the Real Estate Committee.
Albert J. Wang, 45, is Chief Accounting Officer of Webster and Webster Bank. He joined Webster in September 2017 and is responsible for Webster’s accounting, tax and financial reporting activities. Prior to joining Webster, Mr. Wang served as Executive Vice President and Chief Accounting Officer for Banc of California from July 2016 to September 2017. During his tenure at Banc of California, he also served, most recently, as its Principal Financial Officer leading the overall finance function. Previously, Mr. Wang served in various leadership positions with Santander Bank from December 2010 to July 2016, most recently as Chief Accounting Officer. Mr. Wang’s earlier management roles included those at PricewaterhouseCoopers from June 2004 until December 2010, where he provided assurance and business advisory services to depository and lending institutions. Mr. Wang is a Certified Public Accountant with over 20 years of accounting and finance experience.
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
A printed copy of any of these documents may be obtained without charge directly from the Company at the following address:
Webster Financial Corporation
145 Bank Street
Waterbury, Connecticut 06702
Attn: Investor Relations
Telephone: (203) 578-2202
Additional information required under this item may be found under the sections captioned “Information as to Nominees,” “Corporate Governance” and “Delinquent Section 16(a) Reports” (if required to be included) in the Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding compensation of executive officers and directors is omitted from this report and may be found in the Proxy Statement under the sections captioned “Compensation Discussion and Analysis” and “Compensation of Directors,” and the information included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock-Based Compensation Plans
Information regarding stock-based compensation plans as of December 31, 2020, is presented in the table below:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (1)	Weighted-Average Exercise Price of Outstanding Awards	Number of Shares Available for Future Grants
Plans approved by shareholders	410,701	$23.35	1,514,830
Plans not approved by shareholders	—	—	—
Total	410,701	$23.35	1,514,830
(1)Does not include performance-based restricted shares of 375,999, for which there is no exercise price.
Further information required by this Item is omitted herewith and may be found under the sections captioned “Stock Owned by Management” and “Principal Holders of Voting Securities of Webster” in the Proxy Statement and such information included therein is incorporated herein by reference.
Additional information is presented in Note 20: Share-Based Plans in the Notes to Consolidated Financial Statements contained elsewhere in this report.
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
Exhibits
A list of exhibits to this Form 10-K is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.8	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
4	Instruments Defining the Rights of Security Holders
4.1	Description of the Securities of the Registrant		10-K	4.1	2/28/2020
4.2	Specimen common stock certificate		10-K	4.1	3/10/2006
4.3	Junior Subordinated Indenture, dated as of January 29, 1997, between the Company and The Bank of New York, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-K	10.41	3/27/1997
4.4	Deposit Agreement, dated as of December 12, 2017, by and among the Company, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts		8-K	4.1	12/12/2017
4.5	Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee		8-K	4.1	2/11/2014
4.6	Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to the Company’s 4.375% Senior Notes due February 15, 2024		8-K	4.2	2/11/2014
4.7	Form of specimen stock certificate for the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	4.3	12/12/2017
4.8	Senior Debt Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as trustee		8-K	4.1	3/25/2019
4.9	Supplemental Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as trustee		8-K	4.2	3/25/2019
10	Material Contracts (1)
10.1	Amended and Restated 1992 Stock Option Plan		DEF 14A	10.1	3/18/2016
10.2	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005		8-K	10.2	12/21/2007
10.3	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated effective January 1, 2005		8-K	10.1	12/21/2007
10.4	Qualified Performance-Based Compensation Plan		DEF 14A	A	3/15/2013
10.5	Employee Stock Purchase Plan, as amended and restated effective April 1, 2019		10-Q	10.1	5/7/2019
10.6	Description of Arrangement for Directors Fees	X
10.7	Form of Change in Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and Glenn I. MacInnes		8-K	10.1	12/27/2012
10.8	Non-Competition Agreement, dated as of February 22, 2017, between Webster Bank, N.A., and Glenn I. MacInnes		10-K	10.20	3/1/2017
10.9	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Daniel Bley		10-Q	10.1	5/5/2017
10.10	Form of Change in Control Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley, and Harriet Munrett Wolfe		10-K	10.13	2/28/2013
10.11	Form of Non-Solicitation Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Harriet Munrett Wolfe		10-K	10.22	2/28/2013

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
10.12	Change in Control Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.13	2/28/2014
10.13	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Charles Wilkins		10-Q	10.5	5/5/2017
10.14	Change in Control Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.1	8/6/2014
10.15	Non-Solicitation Agreement, dated as of April 28, 2014, by and between Webster Financial Corporation and Bernard Garrigues		10-Q	10.2	8/6/2014
10.16	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and John Ciulla		10-K	10.18	3/1/2018
10.17	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and John Ciulla		10-Q	10.2	5/5/2017
10.18	Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Christopher Motl		10-Q	10.4	5/5/2017
10.19	Non-Competition Agreement, dated as of June 25, 2020, by and between Webster Financial Corporation and James C. Smith	X
10.20	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and Brian Runkle		10-K	10.23	3/1/2018
10.21	Non-Solicitation Agreement, dated as of February 26, 2018 by and between Webster Financial Corporation and Brian Runkle		10-K	10.24	3/1/2018
10.22	Change in Control Agreement, dated as of July 16, 2018, by and between Webster Financial Corporation and Karen Higgins-Carter		10-Q	10.25	8/3/2018
10.23	Non-Solicitation Agreement, dated as of July 16, 2018, by and between Webster Financial Corporation and Karen Higgins-Carter		10-Q	10.26	11/5/2018
10.24	Change in Control Agreement, dated as of November 2, 2020, by and between Webster Financial Corporation and Jonathan Roberts	X
10.25	Non-Competition Agreement, dated as of November 2, 2020, by and between Webster Financial Corporation and Jonathan Roberts	X

21	Subsidiaries	X
23	Consent of KPMG LLP	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X (2)

101	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL) includes; (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Shareholders' Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes To Consolidated Financial Statements, tagged in summary and in detail	X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	X
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
ITEM 16. FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.

WEBSTER FINANCIAL CORPORATION

By	/s/ John R. Ciulla
John R. Ciulla
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

Signature:	Title:

/s/ John R. Ciulla	Chairman of the Board of Directors, President and Chief Executive Officer
John R. Ciulla	(Principal Executive Officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial Officer
Glenn I. MacInnes	(Principal Financial Officer)

/s/ Albert J. Wang	Senior Vice President and Chief Accounting Officer
Albert J. Wang	(Principal Accounting Officer)

/s/ William L. Atwell	Lead Director
William L. Atwell

/s/ Elizabeth E. Flynn	Director
Elizabeth E. Flynn

/s/ E. Carol Hayles	Director
E. Carol Hayles

/s/ Linda H. Ianieri	Director
Linda H. Ianieri

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Mark Pettie	Director
Mark Pettie

/s/ Lauren C. States	Director
Lauren C. States