Form 10-Q
period 2021-03-31
WEBSTER FINANCIAL CORP
filed 2021-05-06
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending March 31, 2021
or
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
(203) 578-2202
(Registrant's telephone number, including area code)
______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of Exchange on which registered
Common Stock, par value $0.01 per share	WBS	New York Stock Exchange
Depositary Shares, each representing 1/1000th interest in a share	WBS PrF	New York Stock Exchange
of 5.25% Series F Non-Cumulative Perpetual Preferred Stock
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   ☐ Yes   ☒ No
The number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2021 was 90,420,187.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "believes," "anticipates," "expects," "intends," "targeted," "continue," "remain," "will," "should," "may," "plans," "estimates," and similar references to future periods. However, these words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to:
▪projections of revenues, expenses, income or loss, earnings or loss per share, allowance for credit losses (ACL), expense savings, and other financial items;
▪statements of plans, objectives, and expectations of Webster or its management or Board of Directors;
▪statements of future economic performance; and
▪statements of assumptions underlying such statements.
Forward-looking statements are based on Webster’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Webster’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause our actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
▪our ability to successfully execute our business plan and strategic initiatives, and manage our risks;
▪our ability to successfully achieve the anticipated cost reductions and efficiencies from recently announced strategic initiatives, including branch consolidations, process automation, organization simplification, and spending reductions, and avoid any higher than anticipated costs or delays in implementing the strategic plan;
▪our ability to complete the acquisition of Sterling Bancorp (Sterling) and realize the anticipated benefits of the merger;
▪local, regional, national, and international economic conditions, and the impact they may have on us and our customers;
▪volatility and disruption in national and international financial markets;
▪the potential adverse effects of the ongoing novel coronavirus (COVID-19) pandemic and any governmental or societal responses thereto, including the deployment and efficacy of COVID-19 vaccines, or other unusual and infrequently occurring events;
▪changes in laws and regulations (including those concerning banking, taxes, dividends, securities, insurance, and healthcare) with which we and our subsidiaries must comply, including recent and potential legislative and regulatory changes in response to the COVID-19 pandemic, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the rules and regulations that may be promulgated thereunder;
▪adverse conditions in the securities markets that lead to impairment in the value of our investment securities and goodwill;
▪inflation, changes in interest rates, and monetary fluctuations;
▪the timely development and acceptance of new products and services, and the perceived value of those products and services by customers;
▪changes in deposit flows, consumer spending, borrowings, and savings habits;
▪our ability to implement new technologies and maintain secure and reliable technology systems;
▪the effects of any cyber threats, attacks or events, or fraudulent activity;
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
▪the effect of changes in accounting policies and practices applicable to us, including changes in our allowance for loan and lease losses and other impacts of recently adopted accounting guidance regarding the recognition of credit losses;
▪legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; and
▪our ability to appropriately address social, environmental, and sustainability concerns that may arise from our business activities.
Any forward-looking statement in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.
ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
AOCI (AOCL)	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligations
CMBS	Non-agency commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
COVID-19	Coronavirus
CVA (DVA)	Credit (debit) valuation adjustment
DTA	Deferred tax asset
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
LGD	Loss given default
NAV	Net asset value
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI (OCL)	Other comprehensive income (loss)
OREO	Other real estate owned
PD	Probability of default
PPNR	Pretax, pre-provision net revenue
ROU	Right-of-use
PPP	Small Business Administration Paycheck Protection Program
SEC	United States Securities and Exchange Commission
SERP	Supplemental executive defined benefit retirement plan
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables - Troubled Debt Restructurings by Creditors"
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation - Overall"
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

iii

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2020, included in Webster Financial Corporation's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 26, 2021, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Item 1 of this report. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be attained during the full year ending December 31, 2021, or any future period.
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
Pending Merger with Sterling Bancorp
On April 19, 2021, Webster and Sterling announced that their boards of directors approved by unanimous vote a definitive agreement under which the two companies will combine in an all-stock transaction for total consideration of approximately $5.1 billion. Sterling, a full-service regional bank headquartered in Pearl River, New York, primarily serves the Greater New York metropolitan region and reported $29.9 billion in assets, $20.9 billion in loans, and $23.8 billion in deposits at March 31, 2021. Under the terms of the agreement, Sterling will merge into Webster, and Sterling's shareholders will receive a fixed exchange ratio of 0.463 of a Webster common share for each share of Sterling common stock owned. In addition, at the effective time of the merger, each outstanding share of Sterling's Series A non-cumulative perpetual preferred stock will be converted into the right to receive a newly created series of Webster preferred stock having substantially the same terms. The merger is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of each company. Following the closing of the transaction, Webster shareholders will own approximately 50.4% of the combined company, and Sterling shareholders will own approximately 49.6%, on a fully diluted basis.
Strategic Initiatives
During the fourth quarter of 2020, the Company launched a strategic plan to drive incremental revenue and cost savings measures across the organization through the consolidation of banking centers and corporate facilities, process automation, ancillary spend reduction, and other organizational actions. As of March 31, 2021, several key project milestones have been completed, including the closure of 7 banking centers, with the remainder planned for the second quarter of 2021, and the realignment of certain of the Company's business banking and investment services operations across its reportable segments.
Strategic initiative costs incurred during the three months ended March 31, 2021 included an incremental $2.0 million in severance due to voluntary terminations, $2.6 million in facilities optimization, and $4.8 million in other project costs. Additional costs will be incurred as the Company continues to manage the strategic plan and further realize operational benefits. The Company anticipates it will reach full cost savings realization by the end of the fourth quarter of 2021.
Refer to Note 3: Business Developments and Note 17: Segment Reporting in the Notes to the Condensed Consolidated Financial Statements for additional information related to the financial statement impact of the strategic plan, as well as the "Segment Reporting" section contained elsewhere in this report for further details specific to the Company's segment changes.

COVID-19 Update
The COVID-19 pandemic has caused significant disruptions to the United States economy, affecting banking and other financial activities in the areas in which the Company operates. Consistent with Webster's philosophy of supporting its customers, communities, and employees in times of need, the Company is committed to providing assistance to those impacted by COVID-19. Webster continues to manage a remote work environment, and has increased the capacity limit in its buildings from 25% to 50% during the second quarter of 2021 in order to accommodate those who are comfortable returning to the office on a regular basis. Social distancing and safety protocols are in place and will remain in compliance with federal and state guidelines. Information regarding the effects and potential effects of the ongoing COVID-19 pandemic on Webster's business, operating results, and financial condition is further discussed throughout Item 2.
Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2021	2020
Earnings:
Net interest income	$223,764	$230,801
Provision for credit losses	(25,750)	76,000
Non-interest income	76,757	73,378
Non-interest expense	187,982	178,836
Net income	108,078	38,199
Earnings applicable to common shareholders	105,530	36,021
Share Data:
Weighted-average common shares outstanding - diluted	90,108	91,206
Diluted earnings per common share	$1.17	$0.39
Dividends and dividend equivalents declared per common share	0.40	0.40
Dividends declared per Series F preferred share	328.13	328.13
Book value per common share	34.60	32.66
Tangible book value per common share (non-GAAP)	28.41	26.46
Selected Ratios:
Net interest margin	2.92%	3.23%
Return on average assets (annualized basis)	1.31	0.50
Return on average common shareholders' equity (annualized basis)	13.65	4.75
CET1 risk-based capital	11.89	10.95
Tangible common equity ratio (non-GAAP)	7.85	7.67
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	16.79	5.95
Efficiency ratio (non-GAAP)	58.46	58.03
The non-GAAP financial measures identified in the preceding table provide both management and investors with information useful in understanding the Company's financial position, operating results, strength of its capital position, and overall business performance. These measures are used by management for internal planning and forecasting purposes, as well as by securities analysts, investors, and other interested parties to assess peer company operating performance. Management believes that this presentation, together with the accompanying reconciliations, provides a complete understanding of the factors and trends affecting the Company's business and allows investors to view its performance in a similar manner.
The tangible common equity ratio represents shareholders’ equity less preferred stock, goodwill, and intangible assets divided by total assets less goodwill and intangible assets, and is used by management to evaluate the strength of the Company's capital position. The return on average tangible common shareholders' equity is calculated using the Company’s net income available to common shareholders, adjusted for the tax-effected amortization of intangible assets, as a percentage of average shareholders’ equity less average preferred stock, average goodwill, and intangible assets. This measure is used by management to assess Webster's performance along with its peer financial institutions. The efficiency ratio, which represents the costs expended to generate a dollar of revenue, is calculated excluding certain non-operational items in order to measure how the Company is managing its recurring operating expenses.
These non-GAAP financial measures should not be considered a substitute for GAAP (U.S. Generally Accepted Accounting Principles) basis measures and results. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies' Non-GAAP financial measures having the same or similar names.
The following tables reconcile non-GAAP financial measures with financial measures defined by GAAP:

	At March 31,
(Dollars and shares in thousands, except per share data)	2021	2020
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$3,272,928	$3,090,242
Less: Preferred stock (GAAP)	145,037	145,037
Goodwill and other intangible assets (GAAP)	559,617	559,328
Tangible common shareholders' equity (non-GAAP)	$2,568,274	$2,385,877
Common shares outstanding	90,410	90,172
Tangible book value per common share (non-GAAP)	$28.41	$26.46

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,568,274	$2,385,877
Total assets (GAAP)	$33,259,037	$31,654,874
Less: Goodwill and other intangible assets (GAAP)	559,617	559,328
Tangible assets (non-GAAP)	$32,699,420	$31,095,546
Tangible common equity ratio (non-GAAP)	7.85%	7.67%

	Three months ended March 31,
(Dollars in thousands)	2021	2020
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$108,078	$38,199
Less: Preferred stock dividends (GAAP)	1,969	1,969
Add: Intangible assets amortization, tax-affected (GAAP)	900	760
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$107,009	$36,990
Income adjusted for preferred stock dividends and intangible assets amortization (annualized basis) (non-GAAP)	$428,036	$147,960
Average shareholders' equity (non-GAAP)	$3,254,203	$3,193,525
Less: Average preferred stock (non-GAAP)	145,037	145,037
Average goodwill and other intangible assets (non-GAAP)	560,173	559,786
Average tangible common shareholders' equity (non-GAAP)	$2,548,993	$2,488,702
Return on average tangible common shareholders' equity (non-GAAP)	16.79%	5.95%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$187,982	$178,836
Less: Foreclosed property activity (GAAP)	91	(250)
Intangible assets amortization (GAAP)	1,139	962
Other expense (non-GAAP) (1)	9,441	—
Non-interest expense (non-GAAP)	$177,311	$178,124
Net interest income (GAAP)	$223,764	$230,801
Add: Tax-equivalent adjustment (non-GAAP)	2,495	2,473
Non-interest income (GAAP)	76,757	73,378
Other income (non-GAAP) (2)	277	299
Less: Gain on sale of investment securities, net (GAAP)	—	8
Income (non-GAAP)	$303,293	$306,943
Efficiency ratio (non-GAAP)	58.46%	58.03%
(1)Other expense (non-GAAP) includes strategic initiatives charges.
(2)Other income (non-GAAP) includes low income housing tax credits.
Financial Performance
Net income increased $69.9 million, or 182.9%, from $38.2 million for the three months ended March 31, 2020 to $108.1 million for the three months ended March 31, 2021, primarily due to a $101.8 million decrease in the provision for credit losses, which was driven by improvements to the forecasted economic outlook and favorable credit trends, as compared to that at the start of the COVID-19 pandemic.
Diluted earnings per share increased $0.78, or 200.0%, from $0.39 for the three months ended March 31, 2020 to $1.17 for the three months ended March 31, 2021.
The efficiency ratio (non-GAAP), which measures the costs expended to generate a dollar of revenue, increased 43 basis points from 58.03% for the three months ended March 31, 2020 to 58.46% for the three months ended March 31, 2021.

The following table presents daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest-earning assets:
Loans and leases	$21,481,320	$191,288	3.57%	$20,324,799	$216,918	4.24%
Investment Securities (1)	8,890,075	46,277	2.12	8,319,747	58,408	2.85
FHLB and FRB stock	77,632	237	1.24	126,364	1,251	3.98
Interest-bearing deposits (2)	680,367	176	0.10	68,307	191	1.11
Securities	9,648,074	46,690	1.97	8,514,418	59,850	2.86
Loans held for sale	14,351	91	2.54	22,297	175	3.14
Total interest-earning assets	31,143,745	$238,069	3.08%	28,861,514	$276,943	3.84%
Non-interest-earning assets	1,982,315			1,930,996
Total assets	$33,126,060			$30,792,510

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$6,436,858	$—	—%	$4,516,906	$—	—%
Health savings accounts	7,451,175	1,607	0.09	6,761,358	3,296	0.20
Interest-bearing checking, money market, and savings	11,995,473	1,720	0.06	9,716,974	12,403	0.51
Time deposits	2,371,026	3,112	0.53	3,067,557	12,144	1.59
Total deposits	28,254,532	6,439	0.09	24,062,795	27,843	0.47

Securities sold under agreements to repurchase and other borrowings	522,728	635	0.49	1,296,925	3,730	1.14
FHLB advances	135,787	513	1.51	1,325,899	6,869	2.05
Long-term debt (1)	567,058	4,223	3.23	551,250	5,227	4.00
Total borrowings	1,225,573	5,371	1.82	3,174,074	15,826	2.00
Total interest-bearing liabilities	29,480,105	$11,810	0.16%	27,236,869	$43,669	0.64%
Non-interest-bearing liabilities	391,752			362,116
Total liabilities	29,871,857			27,598,985

Preferred stock	145,037			145,037
Common shareholders' equity	3,109,166			3,048,488
Total shareholders' equity	3,254,203			3,193,525
Total liabilities and shareholders' equity	$33,126,060			$30,792,510
Tax-equivalent net interest income		$226,259			$233,274
Less: Tax-equivalent adjustments		(2,495)			(2,473)
Net interest income		$223,764			$230,801
Net interest margin			2.92%			3.23%

(1)For purposes of our yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.
(2)Interest-bearing deposits is a component of cash and cash equivalents on the accompanying Condensed Consolidated Statements of Cash Flows.

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
NII is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. NII is the Company's largest source of revenue, representing 74.5% of total revenue for the three months ended March 31, 2021.
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
The federal funds rate target range was 0-0.25% at both March 31, 2021 and December 31, 2020, and 1.50-1.75% at December 31, 2019. The benchmark 10-year U.S. Treasury rate increased to 1.74% at March 31, 2021 from 0.93% at December 31, 2020, as compared to 1.92% at December 31, 2019. Refer to the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Net Interest Income
Net interest income decreased $7.0 million, or 3.05%, from $230.8 million for the three months ended March 31, 2020 to $223.8 million for the three months ended March 31, 2021. The quarter-over-quarter decrease in net interest income was also $7.0 million on a full tax-equivalent basis.
Net interest margin decreased 31 basis points from 3.23% for the three months ended March 31, 2020 to 2.92% for the three months ended March 31, 2021. The decrease was due to lower loan and securities yields, partially offset by both deposit and borrowings costs and Small Business Administration Paycheck Protection Program (PPP) loan activity.
Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended March 31,
	2021 vs. 2020 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(40,473)	$14,843	$(25,630)
Loans held for sale	(23)	(61)	(84)
Securities (2)	(18,413)	5,253	(13,160)
Total interest income	$(58,909)	$20,035	$(38,874)
Change in interest on interest-bearing liabilities:
Deposits	$(21,709)	$305	$(21,404)
Borrowings	(1,887)	(8,568)	(10,455)
Total interest expense	$(23,596)	$(8,263)	$(31,859)
Net change in net interest income	$(35,313)	$28,298	$(7,015)
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
(2)Securities include: investment securities, Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, and interest-bearing deposits.

Average loans and leases for the three months ended March 31, 2021 increased $1.2 billion as compared to the average balance for the three months ended March 31, 2020, primarily due to PPP loans. The loan and lease portfolio comprised 69.0% of the average interest-earning assets at March 31, 2021 as compared to 70.4% of the average interest-earning assets at March 31, 2020. The loan and lease portfolio yield decreased 67 basis points from 4.24% for the three months ended March 31, 2020 to 3.57% for the three months ended March 31, 2021. The decrease in yield is primarily due to lower market rates.
Average securities for the three months ended March 31, 2021 increased $1.1 billion as compared to the average balance for the three months ended March 31, 2020. The securities portfolio comprised 31.0% of the average interest-earning assets at March 31, 2021 as compared to 29.5% of the average interest-earning assets at March 31, 2020. The securities portfolio yield decreased 89 basis points from 2.86% for the three months ended March 31, 2020 to 1.97% for the three months ended March 31, 2021. The decrease in yield is primarily due to higher premium amortization and lower yield from newly purchased securities.
Average total deposits for the three months ended March 31, 2021 increased $4.2 billion as compared to the average balance for the three months ended March 31, 2020. The increase was driven by transactional deposit products resulting from stimulus payments and reduced customer spending. The average cost of deposits decreased 38 basis points from 0.47% for the three months ended March 31, 2020 to 0.09% for the three months ended March 31, 2021. The average cost of deposits decreased due to deposit product mix and reductions in the federal funds rate. Higher cost time deposits decreased as a percentage of total interest-bearing deposits from 15.7% for the three months ended March 31, 2020 to 10.9% for the three months ended March 31, 2021, primarily due to customer preference for more liquid deposit products.
Average total borrowings for the three months ended March 31, 2021 decreased $1.9 billion as compared to the average balance for the three months ended March 31, 2020. Specifically, average securities sold under agreements to repurchase and other borrowings decreased $774.2 million and average FHLB advances decreased $1.2 billion. The average cost of borrowings decreased 18 basis points from 2.00% for the three months ended March 31, 2020 to 1.82% for the three months ended March 31, 2021. The decrease is primarily a result of lower market rates and paying down higher rate FHLB advances enabled by the increase in deposits.
Provision for Credit Losses
The provision for credit losses decreased $101.8 million, reflecting a benefit of $25.8 million for the three months ended March 31, 2021 as compared to an expense of $76.0 million for the three months ended March 31, 2020. The decrease in the provision is attributed to improvements in the forecasted economic outlook and favorable credit trends, as compared to that at the start of the COVID-19 pandemic. Total net charge-offs were $5.3 million and $7.8 million for the three months ended March 31, 2021 and 2020, respectively.
The allowance for credit losses on loan and leases coverage ratio decreased 12 basis points from 1.66% at December 31, 2020 to 1.54% at March 31, 2021. Refer to the sections captioned "Loans and Leases" through "Troubled Debt Restructurings," contained elsewhere in the report for further details.

Non-Interest Income

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Deposit service fees	$40,469	$42,570	$(2,101)	(4.9)%
Loan and lease related fees	8,313	6,496	1,817	28.0
Wealth and investment services	9,403	8,739	664	7.6
Mortgage banking activities	2,642	2,893	(251)	(8.7)
Increase in cash surrender value of life insurance policies	3,533	3,580	(47)	(1.3)
Gain on sale of investment securities, net	—	8	(8)	(100.0)
Other income	12,397	9,092	3,305	36.4
Total non-interest income	$76,757	$73,378	$3,379	4.6
Comparison to Prior Year Quarter
Total non-interest income was $76.8 million for the three months ended March 31, 2021, an increase of $3.4 million from the three months ended March 31, 2020.
Deposit service fees totaled $40.5 million for the three months ended March 31, 2021, as compared to $42.6 million for the three months ended March 31, 2020. The decrease was primarily due to lower overdraft and service related fees.
Loan and lease related fees totaled $8.3 million for the three months ended March 31, 2021, as compared to $6.5 million for the three months ended March 31, 2020. The increase was primarily due to higher syndication fees.
Other income totaled $12.4 million for the three months ended March 31, 2021, as compared to $9.1 million for the three months ended March 31, 2020. The increase was primarily due to fair value adjustments on derivatives.
Non-Interest Expense

	Three months ended March 31,
			Increase (decrease)
(Dollars in thousands)	2021	2020	Amount	Percent
Compensation and benefits	$107,600	$101,887	$5,713	5.6%
Occupancy	15,650	14,485	1,165	8.0
Technology and equipment	28,516	27,837	679	2.4
Intangible assets amortization	1,139	962	177	18.4
Marketing	2,504	3,502	(998)	(28.5)
Professional and outside services	9,776	5,663	4,113	72.6
Deposit insurance	3,956	4,725	(769)	(16.3)
Other expense	18,841	19,775	(934)	(4.7)
Total non-interest expense	$187,982	$178,836	$9,146	5.1
Comparison to Prior Year Quarter
Total non-interest expense was $188.0 million for the three months ended March 31, 2021, an increase of $9.1 million from the three months ended March 31, 2020. The increase was primarily attributable to the $9.4 million in strategic initiatives charges incurred during the three months ended March 31, 2021.

Income Taxes
Webster recognized income tax expense of $30.2 million for the three months ended March 31, 2021 and $11.1 million for the three months ended March 31, 2020, reflecting effective tax rates of 21.8% and 22.6%, respectively.
The increase in tax expense is due to a higher level of pre-tax income for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease in the effective tax rate for the three months ended March 31, 2021 as compared to the same period in 2020 reflects the recognition of $1.6 million of net tax benefits specific to the three months ended March 31, 2021, which includes $1.5 million of excess tax benefits from stock-based compensation, as compared to $42 thousand of net tax expense specific to the three months ended March 31, 2020, which included tax deficiencies of $0.5 million from stock-based compensation. The decrease is partially offset by the effects of a higher level of pre-tax income estimated for 2021 as compared to 2020.
For additional information on Webster's income taxes, including its deferred tax assets (DTAs), refer to Note 10: Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Segment Reporting
Webster's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Retail Banking. These segments reflect how executive management responsibilities are assigned, the type of customer served, how products and services are provided, and how discrete financial information is evaluated. Segments are evaluated using pre-tax, pre-provision net revenue (PPNR). Certain Treasury activities, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category. For additional information regarding the Company’s reportable segments and its segment reporting methodology refer to Note 17: Segment Reporting in the Notes to the Condensed Consolidated Financial Statements contained elsewhere in this report.
Effective January 1, 2021, management realigned certain of the Company's business banking and investment services operations to better serve its customers and deliver operational efficiencies. Also, the previously reported Community Banking segment was renamed as Retail Banking. Under this realignment, $1.9 billion of loans, $2.2 billion of deposits, and $3.9 billion of assets under administration (off-balance sheet) were reassigned from Retail Banking to Commercial Banking. Additionally, $131.0 million of goodwill was reallocated, on a relative fair value basis, from Retail Banking to Commercial Banking. Prior period amounts have been recasted to reflect the realignment.
The following is a description of Webster’s three reportable segments and their primary services:
Commercial Banking serves businesses that have more than $2 million of revenue through its business banking, middle market, asset-based lending, equipment finance, commercial real estate lending, sponsor finance, and treasury services business units. Additionally, its Wealth group provides wealth management solutions to business owners, operators, and consumers within the Company's targeted markets and retail footprint.
HSA Bank offers a comprehensive consumer-directed healthcare solution that includes HSAs, health reimbursement accounts, flexible spending accounts, and commuter benefits. HSAs are used in conjunction with high deductible health plans in order to facilitate tax advantages for account holders with respect to health care spending and savings, in accordance with applicable laws. HSAs are distributed nationwide directly to employers and individual consumers, as well as through national and regional insurance carriers, benefit consultants, and financial advisors.
HSA Bank deposits provide long duration low-cost funding that is used to minimize the Company’s use of wholesale funding in support of its loan growth. In addition, non-interest revenue is generated predominantly through service fees and interchange income.
Retail Banking serves consumer and small business banking customers by offering consumer deposit and fee-based services, residential mortgages, home equity lines, secured and unsecured loans, and credit card products through its consumer lending and small business banking business units.
Retail Banking operates a distribution network consisting of 148 banking centers and 280 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and into Westchester County, New York.

Commercial Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2021	2020
Net interest income	$142,038	$117,587
Non-interest income	25,177	22,416
Non-interest expense	64,836	65,221
Pre-tax, pre-provision net revenue	$102,379	$74,782
Comparison to Prior Year Quarter
PPNR increased $27.6 million for the three months ended March 31, 2021 as compared to the same period in 2020. Net interest income increased $24.5 million, primarily driven by PPP loan fee accretion due to forgiveness and growth in loans and deposits. Non-interest income increased $2.8 million, driven by higher loan related fees and trust and investment service fees. Non-interest expense decreased $0.4 million.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2021	At December 31, 2020
Loans and leases	$14,412,921	$14,573,343
Deposits	8,416,526	8,190,997

Assets under administration/management (off-balance sheet)	6,694,058	6,585,795

Loans and leases decreased $160.4 million at March 31, 2021 as compared to December 31, 2020. Loan originations in the three months ended March 31, 2021 and 2020 were $1.0 billion and $0.8 billion, respectively. The loan decrease was primarily related to increased prepayment activity, which was partially offset by new originations. Included in the March 31, 2021 balance was $314.2 million of second round PPP loan originations, which were mostly held as deposits.
Deposits increased $225.5 million at March 31, 2021 as compared to December 31, 2020. The increase was primarily driven by PPP loan fundings and client liquidity needs as a result of COVID-19.
Commercial Banking held approximately $4.8 billion and $4.7 billion in assets under administration at March 31, 2021 and December 31, 2020, respectively, and $1.9 billion in assets under management, at both March 31, 2021 and December 31, 2020. The increase in assets under administration was due to both new business and market appreciation, partially offset by seasonal outflows for income tax payments.

HSA Bank
Operating Results:

	Three months ended March 31,
(In thousands)	2021	2020
Net interest income	$42,109	$42,673
Non-interest income	27,005	26,383
Non-interest expense	36,250	37,078
Pre-tax net revenue	$32,864	$31,978
Comparison to Prior Year Quarter
Pre-tax net revenue increased $0.9 million for the three months ended March 31, 2021 as compared to the same period in 2020. Net interest income decreased $0.6 million, due to a decline in deposit spreads partially offset by growth in deposits. Non-interest income increased $0.6 million, primarily due to increases in investment and notional account fees. Non-interest expense decreased $0.8 million, primarily due to reduced travel expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2021	At December 31, 2020
Deposits	$7,455,181	$7,120,017

Assets under administration, through linked brokerage accounts (off-balance sheet)	3,118,479	2,852,877
Total footings	$10,573,660	$9,972,894
Deposits increased $335.2 million at March 31, 2021 as compared to December 31, 2020, due to new accounts, as well as organic growth in existing account balances.
HSA Bank deposits accounted for 26.2% and 26.0% of total deposits at March 31, 2021 and December 31, 2020, respectively.
Assets under administration, through linked brokerage accounts, increased $265.6 million at March 31, 2021 as compared to December 31, 2020, primarily due to an increase in the number of account holders, as well as market appreciation during the quarter.

Retail Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2021	2020
Net interest income	$88,813	$81,199
Non-interest income	16,071	18,443
Non-interest expense	76,124	80,290
Pre-tax, pre-provision net revenue	$28,760	$19,352
Comparison to Prior Year Quarter
PPNR increased $9.4 million for the three months ended March 31, 2021 as compared to the same period in 2020. Net interest income increased $7.6 million, driven by PPP loan fee accretion and deposit growth, partially offset by lower consumer loan balances. Non-interest income decreased $2.4 million, resulting from lower deposit-related service charges and fee income from mortgage banking activities, partially offset by higher loan servicing fee income. Non-interest expense decreased $4.2 million, driven by lower employee-related, occupancy, and marketing expenses.
Selected Balance Sheet Information:

(In thousands)	At March 31, 2021	At December 31, 2020
Loans	$6,888,387	$7,067,818
Deposits	12,610,962	12,023,600
Loans decreased $179.4 million at March 31, 2021 as compared to December 31, 2020. The decrease is due to lower residential mortgage, home equity, and other consumer loan balances, partially offset by higher small business loan balances.
Loan originations during the three months ended March 31, 2021 and 2020 were $849.6 million and $409.3 million, respectively. The $440.3 million increase resulted from $218.8 million of second round PPP loan originations coupled with increased residential mortgage and home equity originations in the low interest rate environment.
Deposits increased $587.4 million at March 31, 2021 as compared to December 31, 2020, primarily due to two government stimulus payments to consumers and PPP loan fundings, coupled with seasonally higher balances in business and consumer transaction accounts. This also drove balance increases in savings and money market products, partially offset by a decline in certificate of deposit balances.

Financial Condition
Total assets were $33.3 billion at March 31, 2021 as compared to $32.6 billion at December 31, 2020. The $0.7 billion increase was primarily driven a $1.1 billion increase in interest-bearing deposits, partially offset by decreases of $339.8 million in loans, $12.9 million in investment securities, and $117.0 million in accrued interest receivable and other assets.
Total liabilities were $30.0 billion at March 31, 2021 as compared to $29.4 billion at December 31, 2020. The $0.6 billion increase was primarily driven by a $1.1 billion increase in deposits, specifically increases of $0.5 billion, $0.3 billion, $0.3 billion in demand deposits, interest-bearing deposits, and HSA deposits, respectively, partially offset by a $0.5 billion decrease in securities sold under agreements to repurchase and other borrowings.
Total shareholders' equity was $3.3 billion at March 31, 2021 as compared to $3.2 billion at December 31, 2020. The $38.3 million increase reflects $108.1 million of net income recognized during the quarter plus $34.0 million of other comprehensive loss (OCL), less $36.2 million and $2.0 million in dividends paid to common and preferred shareholders, respectively.
Book value per common share was $34.60 at March 31, 2021, as compared to $34.25 at December 31, 2020. On April 21, 2021, the Board of Directors declared a quarterly cash dividend to shareholders of $0.40 per common share. The Company will continue to monitor its ability to pay dividends at this level. Due to the Company's announcement of its pending merger agreement with Sterling, Webster is restricted from paying quarterly cash dividends in excess of the current level until the transaction is closed.
As of March 31, 2021, both the Company and the Bank were considered well-capitalized, meeting all capital requirements under the Basel III Capital Rules. In accordance with regulatory capital rules, the Company elected the option to delay the impact of the adoption of CECL on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. Therefore, capital ratios and amounts as of March 31, 2021 exclude the impact of the increased allowance for credit losses on loans and leases, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of current expected credit losses (CECL). This resulted in a 28, 20, 28, and 19 basis point benefit to the Company's CET1 risk based capital, total risk based capital, tier 1 risk based capital, and tier 1 leverage capital, respectively, at March 31, 2021. The Company's capital ratios remain in excess of well capitalized even without the benefit of the CECL impact delay.
Refer to the selected financial highlights under the "Results of Operations" section and Note 12: Regulatory Matters in the accompanying Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.

Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. The Office of the Comptroller of the Currency (OCC) may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, the Holding Company may also directly hold investment securities. At March 31, 2021, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Through its Corporate Treasury function, Webster maintains investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories: available-for-sale, which currently consists of agency collateralized mortgage obligations (Agency CMO); agency mortgage-backed securities (Agency MBS); agency commercial mortgage-backed securities (Agency CMBS); non-agency commercial mortgage-backed securities (CMBS); collateralized loan obligations (CLO); and corporate debt, and held-to-maturity, which currently consists of Agency CMO; Agency MBS; Agency CMBS; municipal bonds and notes; and CMBS. Investment securities had a carrying value and an average risk weighting for regulatory purposes of $8.9 billion and 13%, respectively, at both March 31, 2021 and December 31, 2020.
Available-for-sale investment securities decreased $12.8 million, primarily due to paydowns, particularly for Agency CMBS and Agency MBS, exceeding purchase activity. The tax-equivalent yield in the portfolio was 1.83% for the three months ended March 31, 2021 as compared to 2.77% for the three months ended March 31, 2020. Available-for-sale investment securities are evaluated for credit losses on a quarterly basis. Unrealized losses on these securities are attributable to factors other than credit loss, and therefore no ACL has been recorded. Further, the Company does not have the intent to sell these investment securities, and it is more likely than not that it will not be required to sell these securities before the recovery of their cost basis. Gross unrealized losses on available-for-sale investment securities were $20.2 million at March 31, 2021.
Held-to-maturity investment securities decreased $0.1 million, primarily due to paydowns in excess of purchase activity. The tax-equivalent yield in the portfolio was 2.29% for the three months ended March 31, 2021 as compared to 2.90% for the three months ended March 31, 2020. Held-to-maturity investment securities are evaluated for credit losses on a quarterly basis under CECL. The ACL on investment securities held-to-maturity was $0.3 million at March 31, 2021. Gross unrealized losses on held-to-maturity investment securities were $27.8 million at March 31, 2021.
The following table summarizes the amortized cost and fair value of investment securities:

	At March 31, 2021				At December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Agency CMO	$132,613	$5,109	$(119)	$137,603	$148,711	$6,000	$(98)	$154,613
Agency MBS	1,408,543	55,423	(7,510)	1,456,456	1,389,100	68,598	(289)	1,457,409
Agency CMBS	975,433	9,819	(10,667)	974,585	1,092,430	26,317	(1,514)	1,117,233
CMBS	662,805	1,193	(985)	663,013	512,759	1,082	(5,823)	508,018
CLO	68,700	12	(69)	68,643	76,693	—	(310)	76,383
Corporate debt	14,563	6	(889)	13,680	14,557	—	(1,437)	13,120
Available-for-sale	$3,262,657	$71,562	$(20,239)	$3,313,980	$3,234,250	$101,997	$(9,471)	$3,326,776
Held-to-maturity:
Agency CMO	$74,319	$1,494	$(97)	$75,716	$91,622	$1,785	$(241)	$93,166
Agency MBS	2,365,314	104,626	(4,824)	2,465,116	2,419,751	137,863	(84)	2,557,530
Agency CMBS	2,182,794	28,832	(22,872)	2,188,754	2,101,227	60,484	(2,213)	2,159,498
Municipal bonds and notes	735,969	49,669	—	785,638	739,507	60,371	(3)	799,875
CMBS	209,697	5,805	—	215,502	216,081	9,214	—	225,295
Held-to-maturity	$5,568,093	$190,426	$(27,793)	$5,730,726	$5,568,188	$269,717	$(2,541)	$5,835,364
Webster Bank has the ability to use its investment portfolio, as well as interest-rate derivative financial instruments, within internal policy guidelines to hedge and manage interest-rate risk as part of its asset/liability strategy. Refer to Note 14: Derivative Financial Instruments in the accompanying Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information concerning derivative financial instruments.

Loans and Leases
The following table provides the composition of loans and leases:

	At March 31, 2021		At December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$6,918,626	32.4	$7,085,076	32.8
Asset-based	907,421	4.3	890,598	4.1
Commercial real estate	6,338,056	29.8	6,322,637	29.2
Equipment financing	611,440	2.9	602,224	2.8
Residential	4,668,945	21.9	4,782,016	22.1
Home equity	1,724,599	8.1	1,802,865	8.3
Other consumer	132,296	0.6	155,799	0.7
Total loans and leases	$21,301,383	100.0	$21,641,215	100.0

Total commercial non-mortgage and asset-based loans were $7.8 billion at March 31, 2021, reflecting a decrease of $149.6 million from December 31, 2020. The net decrease is primarily the result of higher principal paydowns.
Commercial real estate loans were $6.3 billion at March 31, 2021, reflecting an increase of $15.4 million from December 31, 2020. The increase is a result of originations of $185.8 million, partially offset by loan payments.
Equipment financing was $611.4 million at March 31, 2021, reflecting an increase of $9.2 million from December 31, 2020. The increase is a result of originations of $65.4 million, partially offset by loan payments.
Residential loans were $4.7 billion at March 31, 2021, reflecting a decrease of $113.1 million from December 31, 2020. The net decrease is a result of higher prepayments partially offset by originations of $420.6 million.
Total home equity and other consumer loans were $1.9 billion at March 31, 2021, reflecting a decrease of $101.8 million from December 31, 2020. The decrease is primarily due to continued net principal paydowns within the home equity lines.
Credit Policies and Procedures
Webster Bank has credit policies and procedures in place designed to support lending activity within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated using the Company's loan reporting systems. Webster has implemented incremental monitoring procedures in connection with COVID-19.
Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate and service its debt. Assessment of management is a critical element of the underwriting process and overall credit decision. Once it is determined that the borrower’s management possesses sound ethics and a solid business acumen, current and projected cash flows are examined to determine the ability of the borrower to repay its agreed upon obligations. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. However, the cash flows of borrowers may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed and may incorporate personal guarantees of the principal amounts.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans. These real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Repayment of these loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located, and the tenants of the property securing the loan. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which reduces the Company's exposure to adverse economic events that may affect a particular market. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. Management periodically utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its commercial real estate loan portfolio.
Consumer loans are subject to policies and procedures developed to manage the risk characteristics of the portfolio. Policies and procedures, coupled with relatively small individual loan amounts and predominately collateralized structures spread across many different borrowers, minimize risk. Trend and outlook reports are reviewed by management on a regular basis with policies and procedures modified, or developed, as needed. Underwriting factors for mortgage and home equity loans include the borrower’s Fair Isaac Corporation (FICO) score, the loan amount relative to property value, and the borrower’s debt to income level, and are also influenced by regulatory requirements. Additionally, Webster Bank originates both qualified mortgage and non-qualified mortgage loans as defined by applicable Consumer Financial Protection Bureau (CFPB) rules.

Loan Modifications
Webster works with customers to modify loan agreements when borrowers are experiencing financial difficulties. Webster will modify a loan in order to minimize the risk of loss and achieve the best possible outcome for both the borrower and the Company. Loan modifications can take various forms and include payment deferrals, rate reductions, covenant waivers, term extensions, or other action. Depending on the nature of modification, it may, or may not, be accounted for as a troubled debt restructuring (TDR).
COVID-19 Payment Modification Activities
The Company has accommodated over 2,500 customers impacted by COVID-19 through payment-related deferrals. As of March 31, 2021, loan balances associated with these modifications, in their deferral period, totaled approximately $253.5 million. This balance includes all loans associated with a customer relationship where at least one loan has been modified or is in process of modification. A significant portion of the loan balances associated with these modifications would not be considered a TDR based on the nature of the modification. Certain other modifications that would otherwise be considered a TDR are subject to TDR accounting relief through the CARES Act and Interagency Statement. Included in the $253.5 million are the $137.0 million of loan balances associated with the CARES Act and Interagency Statement, as discussed below. The Company continues to actively monitor customer relationships associated with these modified loans. The impact of these modifications is reflected in our allowance for credit losses on loans and leases.
The CARES Act and Interagency Statement
In response to the COVID-19 pandemic, financial institutions were provided relief from certain TDR accounting and disclosure requirements for qualifying loan modifications. Specifically, Section 4013 of the CARES Act, extended by the Consolidated Appropriations Act, 2021, provided temporary relief from certain GAAP requirements for modifications related to COVID-19. In addition, a group of banking regulatory agencies issued a revised Interagency Statement that offers practical expedients for evaluating whether COVID-19 loan modifications are TDRs.
As of March 31, 2021, loan balances associated with loan modifications designated in connection with these relief provisions in their deferral period totaled approximately $137.0 million. These modifications represent payment deferrals, generally three to six months in length. The $64.4 million decrease from $201.4 million at December 31, 2020 is primarily the result of borrowers exiting their payment deferral period. The Company will continue to evaluate the effectiveness of the loan modification program as the deferral periods end. For additional information on the accounting for loan modifications under Section 4013 of the CARES Act and the Interagency Statement, refer to Note 1 to the Consolidated Financial Statements included in Webster's 2020 Form 10-K.
Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Common modifications include material changes in covenants, pricing, and forbearance. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus, are impaired at the date of discharge and charged down to the fair value of collateral less costs to sell.
The Company’s policy is to place consumer loan TDRs on non-accrual status for a minimum period of six months, except for those that were performing prior to TDR status. Commercial TDRs are evaluated on a case-by-case basis for determination of accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Generally, a TDR is classified and reported as a TDR for the remaining life of the loan. TDR classification may be removed if the loan was restructured under market conditions and the borrower demonstrates compliance with the modified terms for a minimum period of six months. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of credit loss on the contractual terms specified by the loan agreement.

The following tables provide information for loans classified as TDRs:

	Three months ended March 31,
(In thousands)	2021	2020
Beginning balance	$235,427	$237,438
Additions	2,644	30,964
Paydowns, net of draws	(13,896)	(7,773)
Charge-offs	(1,922)	(1,206)
Transfers to OREO	(151)	(1,296)
Ending balance	$222,102	$258,127

(In thousands)	At March 31, 2021	At December 31, 2020
Accrual status	$138,379	$140,089
Non-accrual status	83,723	95,338
Total TDRs	$222,102	$235,427

Specific reserves for TDRs included in the balance of ACL on loans and leases	$14,293	$12,728
Additional funds committed to borrowers in TDR status	14,606	12,895
TDR balances decreased $13.3 million at March 31, 2021 as compared to December 31, 2020. Specific reserves for TDRs increased from year end reflective of management’s current assessment of reserve requirements. Qualifying loan modifications in connection with Section 4013 of the CARES Act or Interagency Statement are excluded from TDR identification.
Past Due Loans and Leases
The following table provides information on loans and leases that are accruing income and are past due 30 days or more:

	At March 31, 2021		At December 31, 2020
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Commercial non-mortgage	$1,580	0.02	$1,503	0.02
Asset-based lending	—	—	1,175	0.13
Commercial real estate	699	0.01	3,003	0.05
Equipment financing	5,815	0.96	7,415	1.24
Residential	5,241	0.11	10,623	0.22
Home equity	5,871	0.34	7,246	0.41
Other consumer	1,165	0.88	1,474	0.95
Loans and leases past due 30-89 days	20,371	0.10	32,439	0.15
Commercial non-mortgage loans and leases past due 90 days and accruing	50	—	445	0.01
Total	20,421	0.10	32,884	0.15
Net deferred fees (costs) and net premiums (discounts)	61		98
Total loans and leases past due 30 days or more and accruing income	$20,482		$32,982
(1)Past due loans and leases exclude non-accrual loans and leases.
(2)Represents the principal balance of loans and leases that are accruing income and are past due 30 days as a percentage of the outstanding principal balance within the comparable loan and lease category.
Loans and leases that are accruing income and are past due 30 days or more decreased $12.5 million at March 31, 2021 as compared to December 31, 2020. The ratio of loans and leases that are accruing income and are past due 30 days or more as a percentage of total loans and leases decreased to 0.10% at March 31, 2021 as compared to 0.15% at December 31, 2020.

Non-performing Assets
The following table provides information on non-performing assets:

	At March 31, 2021		At December 31, 2020
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$54,023	0.77	$64,200	0.90
Asset-based	2,430	0.27	2,622	0.29
Commercial real estate	13,743	0.22	21,222	0.34
Equipment financing	6,080	1.00	7,299	1.22
Residential	42,708	0.92	41,033	0.86
Home equity	30,842	1.80	30,980	1.73
Other consumer	595	0.45	649	0.42
Total non-accrual loans and leases	150,421	0.71	168,005	0.78
Net deferred fees (costs) and net premiums (discounts)	(60)		(45)
Amortized cost of non-accrual loans and leases (2)	$150,361		$167,960

Total non-accrual loans and leases	$150,421		$168,005
Foreclosed and repossessed assets:
Commercial non-mortgage	102		175
Residential and consumer	2,285		2,134
Total foreclosed and repossessed assets	2,387		2,309
Total non-performing assets	$152,808		$170,314
(1)Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.
(2)Includes non-accrual TDRs of $83.7 million and $95.3 million at March 31, 2021 and December 31, 2020, respectively.
Non-performing assets decreased $17.5 million at March 31, 2021 as compared to December 31, 2020. Non-performing assets as a percentage of total assets decreased to 0.46% at March 31, 2021 as compared to 0.52% at December 31, 2020.
The following table provides details of non-performing loan and lease activity:

	Three months ended March 31,
(In thousands)	2021	2020
Beginning balance	$168,005	$150,906
Additions	16,368	33,314
Paydowns, net of draws	(26,893)	(10,210)
Charge-offs	(6,908)	(8,950)
Other	(151)	(2,767)
Ending balance	$150,421	$162,293

Asset Quality
The Company manages its asset quality leveraging established risk tolerance levels through its underwriting standards, servicing, and portfolio management of loans and leases. Loans and leases, particularly where a heightened risk of loss has been identified, are regularly monitored to mitigate further deterioration that could potentially impact key measures of asset quality in future periods. Management considers past due loans and leases, non-performing assets, and credit loss levels to be key measures of asset quality.
The following table provides key asset quality ratios:

	At March 31, 2021	At December 31, 2020
Non-performing loans and leases as a percentage of loans and leases	0.71%	0.78%
Non-performing assets as a percentage of loans and leases plus other real estate owned (OREO)	0.72	0.79
Non-performing assets as a percentage of total assets	0.46	0.52
ACL on loans and leases as a percentage of non-performing loans and leases	218.29	213.94
ACL on loans and leases as a percentage of loans and leases	1.54	1.66
Net charge-offs as a percentage of average loans and leases (1)	0.10	0.21
Ratio of ACL on loans and leases to net charge-offs (1)	15.43x	7.97x
(1)Calculated for the March 31, 2021 period based on annualized year-to-date net charge-offs.
These ratio calculations include the impact of PPP loans totaling $1.3 billion for which there was no allowance for credit losses recorded at both March 31, 2021 and December 31, 2020.
Potential Problem Loans and Leases
Potential problem loans and leases are defined by management as certain loans and leases that, for:
•the commercial portfolio, are performing loans and leases classified as Substandard and have a well-defined weakness that could jeopardize the full repayment of the debt; and
•the consumer portfolio, are performing loans that are accruing income and are 60-89 days past due.
Potential problem loans and leases exclude loans and leases that are accruing income and are past due 90 days or more, non-accrual loans and leases, and TDRs. Certain loans with modifications related to COVID-19 are not reflected as potential problem loans and have not reported as TDRs due to relief provisions of the CARES Act and Interagency Statement, as discussed elsewhere in section. As uncertainties related to the pandemic still exist, there is a risk that some of these modified loans may become potential problem loans at a later date.
Management monitors potential problem loans and leases due to a higher degree of risk associated with those loans and leases. The current expectation of lifetime losses is included in the ACL on loans and leases, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $334.4 million at March 31, 2021 as compared to $335.1 million at December 31, 2020.
Allowance for Credit Losses on Loans and Leases
Methodology
The Company's policy for ACL on loans and leases is considered a critical accounting policy. The ACL on loans and leases is a contra-asset account that offsets the amortized cost basis of loans and leases for the credit losses expected to occur over the life of the asset. Executive management reviews and advises on the adequacy of the reserve, which is maintained at a level management deems sufficient to cover expected losses within each of the loan and lease portfolios.
The ACL on loans and leases is determined using the CECL model, which requires recognition of expected lifetime credit losses at the purchase or origination of an asset. Expected losses are determined through a pooled, collective assessment of loans and leases with similar risk characteristics. If the risk characteristics of a loan or lease change and no longer match that of the collective assessment pool, it is removed and individually assessed for credit impairment. Management applies significant judgments and assumptions that influence the loss estimate and ACL on loan and lease balances.
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on the commercial and consumer portfolios and expected losses are determined using a Probability of Default/Loss Given Default/Exposure at Default (PD/LGD/EAD) framework. Expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the current exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. The Company’s PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, and credit risk ratings. The Company’s models incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. Macroeconomic variables are selected based on the correlation of the variables to credit losses for each class of financing receivable. Data from the baseline forecast scenario is used as the input to the model loss calculation. After the reasonable and supportable forecast period, the Company reverts to historical loss rates for the remaining life of the loans and leases on a straight-line basis over a one-year reversion period. The calculation of exposure at default follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses and principal paydown (PPD). PPD is the combination of contractual repayment and prepayment. A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics, which are not reflected or captured in the quantitative models but are likely to impact the measurement of estimated credit losses.
Individually Assessed Loans and Leases. When loans and leases no longer match the risk characteristics of the collective assessment pool, they are removed from the collectively assessed population and individually assessed for credit losses. Generally, all non-accrual loans, TDRs, potential TDRs, loans with a charge-off, and collateral dependent loans when the borrower is experiencing financial difficulty, are individually assessed. Individual assessment calculations are either based on the fair value of the collateral less estimated costs to sell, the present value of the expected cash flows from operation of the collateral, discounted cash flows, or other individual assessment approach, as appropriate.
A fair value shortfall relative to the amortized cost balance is reflected as an impairment reserve within the ACL on loans and leases. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, additional impairment may be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases. Any individually assessed loan for which no specific valuation allowance was necessary is the result of either sufficient cash flow or sufficient collateral coverage relative to the amortized cost. If the credit quality subsequently improves, the allowance is reversed up to a maximum of the previously recorded credit loss.
The ACL on loans and leases represents the total of estimated losses calculated through collective and individual assessments. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated using the Company's loan reporting systems. While actual future conditions and losses realized may vary significantly from present judgments and assumptions, management believes the ACL on loans and leases is adequate as of March 31, 2021. For additional information on the Company's ACL methodology, refer to Note 1 to the Consolidated Financial Statements included in Webster's 2020 Form 10-K.
Allowance for Credit Losses on Loans and Leases Balances and Ratios
The ACL on loans and leases decreased $31.0 million, or 8.6%, from $359.4 million at December 31, 2020 to $328.4 million at March 31, 2021. The decrease in the allowance is attributed to improvements in the forecasted economic outlook and favorable credit trends, as compared to that at the start of the COVID-19 pandemic. The ACL on loans and leases as a percentage of total loans and leases, also known as the reserve coverage ratio, decreased from 1.66% at December 31, 2020 to 1.54% at March 31, 2021. The ACL on loans and leases as a percentage of non-performing loans and leases increased from 213.94% at December 31, 2020 to 218.29% at March 31, 2021.

The following table provides information on the portfolio allocation of the ACL on loans and leases:

	At March 31, 2021		At December 31, 2020
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial portfolio	$283,906	1.92	$312,244	2.10
Consumer portfolio	44,445	0.68	47,187	0.70
Total ACL on loans and leases	$328,351	1.54	$359,431	1.66
(1)Percentage represents the allocated ACL on loans and leases to total loans and leases within the comparable category. The allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.
The following table provides details of the activity in the ACL on loans and leases:

	At or for the three months ended March 31,
(In thousands)	2021	2020
Beginning balance	$359,431	$209,096
Adoption of ASU No. 2016-13 (CECL)	—	57,568
(Benefit) provision	(25,759)	76,085
Charge-offs:
Commercial non-mortgage	(1,079)	(5,439)
Commercial real estate	(5,157)	(30)
Equipment financing	(85)	(105)
Residential	(380)	(1,511)
Home equity	(694)	(861)
Other consumer	(1,900)	(2,215)
Total charge-offs	(9,295)	(10,161)
Recoveries:
Commercial non-mortgage	209	509
Asset-based	1,424	3
Commercial real estate	3	3
Equipment financing	—	49
Residential	1,158	235
Home equity	724	1,038
Other consumer	456	506
Total recoveries	3,974	2,343
Net charge-offs	(5,321)	(7,818)
Ending balance	$328,351	$334,931

The following table provides a summary of net charge-offs to average loans and leases by portfolio:

	Three months ended March 31,
	2021		2020
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial portfolio	$4,685	0.13	$5,010	0.15
Consumer portfolio	636	0.04	2,808	0.16
Net charge-offs	$5,321	0.10	$7,818	0.15
(1)Percentage of net charge-offs to average loans and leases was calculated based on annualized period-to-date activity.

Sources of Funds and Liquidity
Sources of Funds. The primary source of Webster Bank’s cash flows for use in lending and meeting its general operational needs is deposits. Operating activities, such as loan and mortgage-backed securities repayments, and other investment securities sale proceeds and maturities, also provide cash flows. While scheduled loan and investment securities repayments are a relatively stable source of funds, loan and investment securities prepayments and deposit inflows are influenced by prevailing interest rates, and local economic conditions and are inherently uncertain. Additional sources of funds are provided by FHLB advances or other borrowings.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB of Boston is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB Boston capital stock of $17.5 million at both March 31, 2021 and December 31, 2020 for its FHLB membership and for outstanding advances and other extensions of credit. The most recent FHLB quarterly cash dividend was paid on March 2, 2021 in an amount equal to an annual yield of 1.59%.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. Webster Bank held $60.2 million and $60.1 million of FRB capital stock at March 31, 2021 and December 31, 2020, respectively. The most recent FRB semi-annual cash dividend was paid on December 31, 2020 in an amount equal to an annual yield of 0.95%.
Deposits. Webster Bank offers a wide variety of deposit products for checking and savings (including: ATM and debit card use, direct deposit, ACH payments, mobile banking services, internet-based banking, bank by mail, as well as overdraft protection via line of credit or transfer from another deposit account) designed to meet the transactional, savings, and investment needs for both consumer and business customers throughout its primary market area. HSA Bank, a division of Webster Bank, specifically provides deposit products for HSAs, health reimbursement accounts, flexible spending accounts, and commuter benefits. Webster Bank manages the flow of funds in its deposit accounts and provides a variety of accounts and rates consistent with Federal Deposit Insurance Corporation (FDIC) regulations. Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Loan and Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.
Total deposits were $28.5 billion at March 31, 2021 as compared to $27.3 billion at December 31, 2020. The increase is primarily related to an increase in transactional accounts of $1.1 billion due to customer PPP loan funding pending utilization, other stimulus effects, and lower customer spending. Refer to Note 9: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. FHLB advances are utilized as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $0.1 billion at both March 31, 2021 and December 31, 2020. Webster Bank had additional borrowing capacity of approximately $4.5 billion and $4.7 billion from the FHLB at March 31, 2021 and December 31, 2020, respectively, and $1.3 billion from the FRB at both March 31, 2021 and December 31, 2020.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase such securities at a fixed price in the future, are also utilized as a source of funding. Unpledged investment securities of $4.7 billion at March 31, 2021 could have been used for collateral on borrowings such as repurchase agreements, or to increase borrowing capacity by approximately $4.3 billion or $4.5 billion at the FHLB or FRB, respectively. Additionally, Webster Bank may utilize term and overnight Fed funds to meet short-term liquidity needs.
Long-term debt, which consists of senior fixed-rate notes maturing in 2024 and 2029, and junior subordinated notes maturing in 2033, totaled $0.6 billion at both March 31, 2021 and December 31, 2020.
Total borrowed funds were $1.2 billion at March 31, 2021 as compared to $1.7 billion at December 31, 2020, and represented 3.6% and 5.2% of total assets at March 31, 2021 and December 31, 2020, respectively. The decrease is due to deposit growth exceeding loan and securities growth. For additional information, refer to Note 10: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Liquidity. Webster meets its cash flow requirements at an efficient cost under various operating environments through proactive liquidity management at both the Holding Company and Webster Bank. Liquidity comes from a variety of cash flow sources, such as operating activities, including principal and interest payments on loans and securities, or financing activities, including unpledged investment securities that can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong, increasing base of core deposits, consisting of demand, checking, savings, health savings, and money market accounts, to support growth in its loan and lease portfolio. Liquidity is reviewed and managed in order to maintain stable, cost effective funding to promote overall balance sheet strength.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. During the three months ended March 31, 2021, Webster Bank paid $60.0 million in dividends to the Holding Company. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and junior subordinated debt, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2020 Form 10-K. At March 31, 2021, there was $324.8 million of retained earnings are available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors with $123.4 million of remaining repurchase authority at March 31, 2021. Due to the Company's announcement of its pending merger agreement with Sterling, Webster may not purchase any shares under this program until the transaction is closed. Additionally, the Company periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. During the three months ended March 31, 2021, a total of 70,048 shares of common stock were repurchased at a market value of approximately $3.9 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, which are used to support loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 74.8% and 79.2% at March 31, 2021 and December 31, 2020, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on factors such as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of March 31, 2021. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
As an OCC regulated commercial institution, Webster Bank is also required to satisfy certain minimum leverage and risk-based capital requirements, as well as minimum tangible capital requirements. As of March 31, 2021, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. Refer to Note 12: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to the Holding Company and Webster Bank.
The liquidity position of the Company is continuously monitored and adjustments are made to balance between sources and uses of funds, as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources, or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity, which if implemented, would have a material adverse effect on the Company.
Off-Balance Sheet Arrangements
Webster engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements or are recorded in amounts that differ from the notional amounts. Such transactions are utilized in the normal course of business for general corporate purposes or for customer financing needs. Corporate purpose transactions are structured to manage credit, interest rate, and liquidity risks, or to optimize capital. Customer transactions are structured to manage their funding requirements or facilitate certain trade arrangements. These transactions give rise to elements of credit, interest rate, and liquidity risk. For additional information, refer to Note 2: Variable Interest Entities and Note 19: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short-term and long-term interest rate risks in determining management's strategy and action. To facilitate and manage this process, interest rate sensitivity is monitored on an ongoing basis by the Company's ALCO. The impact has not been calculated for scenarios that would require negative interest rates.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on NII over a twelve month period, starting at March 31, 2021 and December 31, 2020 for each subsequent twelve month period as compared to NII, assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
March 31, 2021	n/a	n/a	1.8%	4.9%
December 31, 2020	n/a	n/a	1.7%	4.7%

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on PPNR over a twelve month period, starting at March 31, 2021 and December 31, 2020 for each subsequent twelve month period as compared to PPNR, assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
March 31, 2021	n/a	n/a	2.3%	7.1%
December 31, 2020	n/a	n/a	2.4%	7.1%
Interest rates are assumed to change up or down in a parallel fashion, and the NII and PPNR results in each scenario are compared to a flat rate based scenario. The flat rate scenario holds the end of period yield curve constant over a twelve month forecasted horizon. Such scenario as of both March 31, 2021 and December 31, 2020 assumed a Fed Funds rate of 0.25%. Asset sensitivity for both NII and PPNR was relatively the same as of March 31, 2021 and December 31, 2020. Loans at floors have increased to approximately $3.6 billion as of March 31, 2021, lowering overall asset sensitivity, but is being offset by increased cash levels at the FRB due to elevated deposits. When interest rates start to rise, not all of these loans will immediately lift off of their floors. Due to the lower rate environment as of both March 31, 2021 and December 31, 2020, management does not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were previously modeled when market rates were higher.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on NII for the subsequent twelve month period starting at March 31, 2021 and December 31, 2020:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2021	n/a	n/a	0.4%	2.1%	(3.8)%	(2.1)%	0.7%	2.0%
December 31, 2020	n/a	n/a	0.2%	1.5%	n/a	(2.2)%	1.0%	2.5%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on PPNR for the subsequent twelve month period starting at March 31, 2021 and December 31, 2020:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2021	n/a	n/a	0.1%	2.6%	(6.4)%	(3.7)%	1.0%	3.2%
December 31, 2020	n/a	n/a	(0.3)%	1.7%	n/a	(4.0)%	1.8%	4.4%
These non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points, while the long end of the yield curve remains unchanged, and vice versa. The short end of the yield curve is defined as terms of less than eighteen months, whereas the long end of the yield curve is defined as terms of greater than eighteen months. The results above reflect the annualized impact of immediate rate changes.
Sensitivity to the short end of the yield curve for both NII and PPNR increased as of March 31, 2021 as compared to December 31, 2020 due to excess cash at the FRB. As rates rise, this cash can be deployed into higher yielding assets. NII and PPNR were less sensitive to changes in the long end of the yield curve as of March 31, 2021 as compared to December 31, 2020, due to slower forecast prepayment speeds resulting from increases in the long end of the yield curve, which shortens asset duration for MBS and residential mortgages. Due to the lower rate environment as of March 31, 2021, management does not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were modeled as of December 31, 2020.

The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at March 31, 2021 and December 31, 2020, and the projected change to economic values if interest rates were to instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 bp	+100 bp
March 31, 2021
Assets	$33,259,037	$33,082,172	n/a	$(686,952)
Liabilities	29,986,109	29,206,897	n/a	(994,781)
Net	$3,272,928	$3,875,275	n/a	$307,829
Net change as % base net economic value			n/a	7.9%

December 31, 2020
Assets	$32,590,690	$32,546,388	n/a	$(625,173)
Liabilities	29,356,065	29,357,878	n/a	(1,058,460)
Net	$3,234,625	$3,188,510	n/a	$433,287
Net change as % base net economic value			n/a	13.6%
Changes in economic value can best be described using duration, which is a measure of the price sensitivity of financial instruments for small changes in interest rates. For fixed-rate instruments, it can also be thought of as the weighted-average expected time to receive future cash flows, whereas for floating-rate instruments, it can be thought of as the weighted-average expected time until the next rate reset. The longer the duration, the greater the price sensitivity for given changes in interest rates. Floating-rate instruments may have durations as short as one day, and therefore, may have very little price sensitivity due to changes in interest rates. Increases in interest rates typically reduce the value of fixed-rate assets as future discounted cash flows are worth less at higher discount rates. A liability's value decreases for the same reason in a rising rate environment. A reduction in the value of a liability is a benefit to the Company.
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched, and thus would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.7 years and negative 1.9 years at March 31, 2021 and December 31, 2020, respectively. A negative duration gap implies that liabilities are longer than assets, and therefore, have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and, in turn, decrease when interest rates fall over the longer term absent the effects of new business booked in the future. As of March 31, 2021, long-term rates have risen by 86 basis points as compared to December 31, 2020. This higher starting point lengthens asset duration by decreasing residential loan and MBS prepayment speeds.
These estimates assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Both the earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at March 31, 2021 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to take additional action in the event that interest rates do change rapidly.
For a detailed description of the Company's asset/liability management process, refer to the section captioned "Asset/Liability Management and Market Risk" in Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations, included in its Form 10-K for the year ended December 31, 2020.
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

Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in its 2020 Annual Report on Form 10-K. Modifications to significant accounting policies, if made during the year, are described in Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
Management has identified that the Company's most critical accounting policy is the allowance for credit losses on loans and leases not only because of its importance to the Company’s financial condition and operating results, but also the fact that it requires management’s subjective and complex judgment surrounding the need to make estimates about the effects of matters that are inherently uncertain.
Accounting policies and estimates, including the nature of the estimates and types of assumptions used, are described throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Webster's 2020 Form 10-K, and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
Recently Issued Accounting Standards Updates (ASUs)
Refer to Note 1: Summary of Significant Accounting Policies in the accompanying Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a summary of recently issued ASUs and the expected impact on the Company's financial statements.

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$160,703	$193,501
Interest-bearing deposits	1,210,958	69,603
Investment securities available-for-sale, at fair value	3,313,980	3,326,776
Investment securities held-to-maturity (fair value of $5,730,726 and $5,835,364)	5,568,093	5,568,188
Allowance for credit losses on investment securities held-to-maturity	(308)	(299)
Investment securities held-to-maturity, net	5,567,785	5,567,889
Federal Home Loan Bank and Federal Reserve Bank stock	77,674	77,594
Loans held for sale (valued under fair value option $17,260 and $14,000)	17,262	14,012
Loans and leases	21,301,383	21,641,215
Allowance for credit losses on loans and leases	(328,351)	(359,431)
Loans and leases, net	20,973,032	21,281,784
Deferred tax assets, net	80,235	81,286
Premises and equipment, net	220,982	226,743
Goodwill	538,373	538,373
Other intangible assets, net	21,244	22,383
Cash surrender value of life insurance policies	567,298	564,195
Accrued interest receivable and other assets	509,511	626,551
Total assets	$33,259,037	$32,590,690
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$6,680,114	$6,155,592
Interest-bearing	21,801,720	21,179,844
Total deposits	28,481,834	27,335,436
Securities sold under agreements to repurchase and other borrowings	498,378	995,355
Federal Home Loan Bank advances	138,554	133,164
Long-term debt	566,480	567,663
Operating lease liabilities	156,910	158,280
Accrued expenses and other liabilities	143,953	166,167
Total liabilities	29,986,109	29,356,065
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $0.01 par value; Authorized - 200,000,0000 shares:
Issued (93,686,311 shares)	937	937
Paid-in capital	1,105,137	1,109,532
Retained earnings	2,147,436	2,077,522
Treasury stock, at cost (3,276,534 and 3,487,389 shares)	(133,893)	(140,659)
Accumulated other comprehensive income, net of tax	8,274	42,256
Total shareholders' equity	3,272,928	3,234,625
Total liabilities and shareholders' equity	$33,259,037	$32,590,690
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2021	2020
Interest Income:
Interest and fees on loans and leases	$190,536	$216,187
Taxable interest and dividends on investments	39,614	52,622
Non-taxable interest on investment securities	5,333	5,486
Loans held for sale	91	175
Total interest income	235,574	274,470
Interest Expense:
Deposits	6,439	27,843
Securities sold under agreements to repurchase and other borrowings	635	3,730
Federal Home Loan Bank advances	513	6,869
Long-term debt	4,223	5,227
Total interest expense	11,810	43,669
Net interest income	223,764	230,801
Provision for credit losses	(25,750)	76,000
Net interest income after provision for credit losses	249,514	154,801
Non-interest Income:
Deposit service fees	40,469	42,570
Loan and lease related fees	8,313	6,496
Wealth and investment services	9,403	8,739
Mortgage banking activities	2,642	2,893
Increase in cash surrender value of life insurance policies	3,533	3,580
Gain on sale of investment securities, net	—	8
Other income	12,397	9,092
Total non-interest income	76,757	73,378
Non-interest Expense:
Compensation and benefits	107,600	101,887
Occupancy	15,650	14,485
Technology and equipment	28,516	27,837
Intangible assets amortization	1,139	962
Marketing	2,504	3,502
Professional and outside services	9,776	5,663
Deposit insurance	3,956	4,725
Other expense	18,841	19,775
Total non-interest expense	187,982	178,836
Income before income tax expense	138,289	49,343
Income tax expense	30,211	11,144
Net income	108,078	38,199
Preferred stock dividends and other	(2,548)	(2,178)
Earnings applicable to common shareholders	$105,530	$36,021

Earnings per common share:
Basic	$1.18	$0.40
Diluted	1.17	0.39
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(In thousands)	2021	2020
Net income	$108,078	$38,199
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(30,353)	(15,689)
Derivative instruments	(4,372)	26,232
Defined benefit pension and other postretirement benefit plans	743	729
Other comprehensive (loss) income, net of tax	(33,982)	11,272
Comprehensive income	$74,096	$49,471
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended March 31, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2020	$145,037	$937	$1,109,532	$2,077,522	$(140,659)	$42,256	$3,234,625
Net income	—	—	—	108,078	—	—	108,078
Other comprehensive (loss), net of tax	—	—	—	—	—	(33,982)	(33,982)
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,195)	—	—	(36,195)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	649	—	2,316	—	2,965
Exercise of stock options	—	—	(5,044)	—	8,358	—	3,314
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,908)	—	(3,908)
Balance at March 31, 2021	$145,037	$937	$1,105,137	$2,147,436	$(133,893)	$8,274	$3,272,928

	At or for the three months ended March 31, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2019	$145,037	$937	$1,113,250	$2,061,352	$(76,734)	$(36,072)	$3,207,770
Cumulative effect of changes in accounting principles	—	—	—	(51,213)	—	—	(51,213)
Net income	—	—	—	38,199	—	—	38,199
Other comprehensive income, net of tax	—	—	—	—	—	11,272	11,272
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,828)	—	—	(36,828)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	(11,821)	—	14,430	—	2,609
Exercise of stock options	—	—	(105)	—	223	—	118
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,160)	—	(3,160)
Common stock repurchase program	—	—	—	—	(76,556)	—	(76,556)
Balance at March 31, 2020	$145,037	$937	$1,101,324	$2,009,541	$(141,797)	$(24,800)	$3,090,242
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2021	2020
Operating Activities:
Net income	$108,078	$38,199
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	(25,750)	76,000
Deferred tax expense (benefit)	13,192	(6,518)
Depreciation and amortization	10,351	9,063
Amortization of premiums/discounts, net	35,583	10,345
Stock-based compensation	2,965	2,609
Loss (gain) on sale, net of write-down, on foreclosed and repossessed assets	29	(363)
Loss on sale/write-down on premises and equipment	197	100
Gain on the sale of investment securities, net	—	(8)
Increase in cash surrender value of life insurance policies	(3,533)	(3,580)
Gain from life insurance policies	(410)	(6)
Mortgage banking activities	(2,642)	(2,893)
Proceeds from sale of loans held for sale	79,308	75,594
Originations of loans held for sale	(81,361)	(59,562)
Net change in right-of-use lease assets	58	(2,660)
Net decrease (increase) in derivative contract assets net of liabilities	128,550	(189,718)
Net decrease in accrued interest receivable and other assets	4,083	5,447
Net decrease in accrued expenses and other liabilities	(39,873)	(13,637)
Net cash provided by (used for) operating activities	228,825	(61,588)
Investing Activities:
Purchases of available-for-sale investment securities	(291,386)	(122,353)
Proceeds from available-for-sale investment securities maturities/principal repayments	255,362	124,848
Proceeds from sales of available-for-sale investment securities	—	8,963
Purchases of held-to-maturity investment securities	(356,624)	(371,935)
Proceeds from held-to-maturity investment securities maturities/principal repayments	343,825	172,032
Net (increase) decrease in Federal Home Loan Bank/Federal Reserve Bank stock	(80)	7,719
Alternative investments capital call, net	(3,526)	(2,192)
Net decrease (increase) in loans	302,554	(863,351)
Proceeds from loans not originated for sale	16,787	390
Proceeds from life insurance policies	1,100	750
Proceeds from the sale of foreclosed and repossessed assets	44	2,636
Proceeds from the sale of premises and equipment	250	—
Additions to premises and equipment	(3,680)	(3,548)
Net cash provided by (used for) investing activities	264,626	(1,046,041)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2021	2020
Financing Activities:
Net increase in deposits	1,145,364	1,188,728
Proceeds from Federal Home Loan Bank advances	80,470	2,950,000
Repayments of Federal Home Loan Bank advances	(75,080)	(3,125,077)
Net (decrease) increase in securities sold under agreements to repurchase and other borrowings	(496,977)	222,318
Dividends paid to common shareholders	(36,108)	(36,728)
Dividends paid to preferred shareholders	(1,969)	(1,969)
Exercise of stock options	3,314	118
Common stock repurchase program	—	(76,556)
Common shares purchased related to stock compensation plan activity	(3,908)	(3,160)
Net cash provided by financing activities	615,106	1,117,674
Net increase in cash and cash equivalents	1,108,557	10,045
Cash and cash equivalents at beginning of period	263,104	257,895
Cash and cash equivalents at end of period	$1,371,661	$267,940

Supplemental disclosure of cash flow information:
Interest paid	$16,638	$50,327
Income taxes paid	3,355	4,928
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$151	$2,627
Transfer of loans from loans and leases to loans-held-for-sale	16,587	214

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Waterbury, Connecticut. Webster Bank is the principal consolidated subsidiary of Webster Financial Corporation. Webster Bank, including its HSA Bank division, deliver a wide range of banking, investment, and financial services to individuals, families, and businesses.
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and related Notes thereto, for the year ended December 31, 2020, included in our Form 10-K filed with the SEC. In the opinion of management, all necessary adjustments are reflected to present fairly the financial position and results of operations as of the dates and for the periods shown. There have been no changes to the Company's significant accounting policies from those described within that Form 10-K, except as described within the Recently Adopted Accounting Standards Updates section of this note.
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
Recently Adopted Accounting Standards Updates
ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.
The Accounting Standards Update (the Update) provides simplification to the accounting for income taxes related to a variety of topics and makes minor codification improvements. Changes include a requirement that the effects of an enacted change in tax law be reflected in the computation of the annual effective tax rate in the first interim period that includes the enactment date of the new legislation and clarification on presentation of non-income based taxes.
The Company adopted the Update on January 1, 2021 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
ASU No. 2021-01, Reference Rate Reform (Topic 848) - Scope.
The Update clarifies that certain optional expedients and exceptions provided for in ASU No. 2020-04 for applying GAAP to contract modifications and hedging relationships apply to derivatives that are affected by the discounting transition. The amendments are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The Update was effective upon issuance for application on either a retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 22, 2020, or on a prospective basis beginning on January 7, 2021.
The Company adopted the Update on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
The Company has adopted all applicable Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) as of March 31, 2021.

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
Investments held in the Rabbi Trust primarily consist of mutual funds that invest in equity and fixed income securities. The Company is considered the primary beneficiary of the Rabbi Trust as it has the power to direct the activities of the Rabbi Trust that most significantly affect the VIE's economic performance and it has the obligation to absorb losses of the VIE that could potentially be significant to the VIE.
The Company consolidates the invested assets of the trust along with the total deferred compensation obligations and includes them in accrued interest receivable and other assets, and accrued expenses and other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. Earnings in the Rabbi Trust, including appreciation or depreciation, are reflected as other non-interest income, and changes in the corresponding liability are reflected as compensation and benefits, on the accompanying Condensed Consolidated Statement of Income. Refer to Note 15: Fair Value Measurements for additional information.
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
At March 31, 2021 and December 31, 2020, the aggregate carrying value of the Company's tax credit-finance investments was $36.0 million and $37.2 million, respectively, which represents the Company's maximum exposure to loss. At March 31, 2021 and December 31, 2020, unfunded commitments have been recognized, totaling $9.0 million and $10.2 million, respectively, and are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
Webster Statutory Trust. The Company owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The trust is a VIE in which the Company is not the primary beneficiary. The trust's only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt on the accompanying Condensed Consolidated Balance Sheets, and the related interest expense is reported as interest expense on long-term debt on the accompanying Condensed Consolidated Statements of Income. Refer to Note 10: Borrowings for additional information.
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
At March 31, 2021 and December 31, 2020, the aggregate carrying value of the Company's other non-marketable investments in VIEs was $40.2 million and $34.3 million, respectively, and the maximum exposure to loss of the Company's other non-marketable investments in VIEs, including unfunded commitments, was $75.3 million and $72.7 million, respectively. Refer to Note 15: Fair Value Measurements for additional information.
The Company's equity interests in Other Non-Marketable Investments, as well as Tax Credit-Finance Investments and Webster Statutory Trust, are included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. For a description of the Company's accounting policy regarding the consolidation of VIEs, refer to Note 1 to the Consolidated Financial Statements included in its Form 10-K for the year ended December 31, 2020.

Note 3: Business Developments
Pending Merger
On April 19, 2021, Webster and Sterling announced that their boards of directors approved by unanimous vote a definitive agreement under which the two companies will combine in an all-stock transaction for total consideration of approximately $5.1 billion. Under the terms of the agreement, Sterling will merge into Webster, and Sterling's shareholders will receive a fixed exchange ratio of 0.463 of a Webster common share for each share of Sterling common stock owned. In addition, at the effective time of the merger, each outstanding share of Sterling's Series A non-cumulative perpetual preferred stock will be converted into the right to receive a newly created series of Webster preferred stock having substantially the same terms. The merger is expected to close in the fourth quarter of 2021, subject to satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of each company.
Strategic Initiatives
During the fourth quarter of 2020, the Company launched a strategic plan to drive incremental revenue and cost savings measures across the organization through the consolidation of banking centers and corporate facilities, process automation, ancillary spend reduction, and other organizational actions.
The following table presents the changes in reserves associated with the Company's strategic initiatives for the three months ended March 31, 2021:

(In thousands)	Severance	ROU Asset	Other	Total
Beginning balance	$17,675	$—	$2,120	$19,795
Charged to earnings	2,060	179	7,202	9,441
Charged against assets	—	(179)	(1,634)	(1,813)
Cash payments	(1,365)	—	(3,143)	(4,508)
Ending balance	$18,370	$—	$4,545	$22,915
The reserves associated with strategic initiatives are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. Severance costs are recorded as compensation and benefits, Right-of-Use (ROU) lease asset charges are recorded as occupancy expense, and Other is recorded as either occupancy, technology and equipment, professional and outside services, or other non-interest expense on the accompanying Condensed Consolidated Statements of Income. Strategic initiative costs are presented in the Corporate and Reconciling category for segment reporting purposes.

Note 4: Investment Securities
Held-to-Maturity Securities
A summary of the amortized cost, fair value, and allowance for credit losses on investment securities held-to-maturity is presented below:

	At March 31, 2021
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$74,319	$1,494	$(97)	$75,716	$—	$74,319
Agency MBS	2,365,314	104,626	(4,824)	2,465,116	—	2,365,314
Agency CMBS	2,182,794	28,832	(22,872)	2,188,754	—	2,182,794
Municipal bonds and notes	735,969	49,669	—	785,638	308	735,661
CMBS	209,697	5,805	—	215,502	—	209,697
Held-to-maturity securities	$5,568,093	$190,426	$(27,793)	$5,730,726	$308	$5,567,785

	At December 31, 2020
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$91,622	$1,785	$(241)	$93,166	$—	$91,622
Agency MBS	2,419,751	137,863	(84)	2,557,530	—	2,419,751
Agency CMBS	2,101,227	60,484	(2,213)	2,159,498	—	2,101,227
Municipal bonds and notes	739,507	60,371	(3)	799,875	299	739,208
CMBS	216,081	9,214	—	225,295	—	216,081
Held-to-maturity securities	$5,568,188	$269,717	$(2,541)	$5,835,364	$299	$5,567,889

(1)Amortized cost excludes accrued interest receivable of $17.3 million and $22.1 million at March 31, 2021 and December 31, 2020, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed, and therefore, assumed to be zero loss. Securities with unrealized losses and no allowance are considered to be of high credit quality, and therefore, zero credit loss as of March 31, 2021. The current unrealized loss position of certain agency securities and non-agency CMBS with no credit loss allowance can be attributed to the changing interest rate environment. An allowance for credit losses on investment securities held-to-maturity is recorded for certain Municipal bonds and notes to account for expected lifetime credit losses.
The following table summarizes the activity in the allowance for credit losses on investment securities held-to-maturity:

	Three months ended March 31,
(In thousands)	2021	2020
Balance beginning of period	$299	$—
Adoption of ASU No. 2016-13 (CECL)	—	397
Provision (benefit) for credit losses	9	(85)
Balance end of period	$308	$312
Credit Quality Information
The Company monitors the credit quality of held-to-maturity debt securities through credit ratings provided by Standard & Poor's Rating Services (S&P), Moody's Investor Services (Moody's), Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. Securities shown below that are not rated are collateralized with U.S. Treasury obligations, and credit quality indicators are updated at each quarter end.
The following table summarizes credit ratings for the amortized cost of held-to-maturity debt securities according to their lowest public credit rating as of March 31, 2021:

	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMOs	$—	$74,319	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,365,315	—	—	—	—	—	—	—
Agency CMBS	—	2,182,794	—	—	—	—	—	—	—
Municipal bonds and notes	208,995	125,355	240,215	114,328	33,225	8,471	2,066	190	3,123
CMBS	209,697	—	—	—	—	—	—	—	—
Total held-to-maturity	$418,692	$4,747,783	$240,215	$114,328	$33,225	$8,471	$2,066	$190	$3,123

As of March 31, 2021, there were no held-to-maturity investment securities in non-accrual status.
Contractual Maturities
The amortized cost and fair value of held-to-maturity debt securities presented by contractual maturity are set forth below:

	At March 31, 2021
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$380	$382
Due after one year through five years	4,160	4,384
Due after five years through ten years	288,056	297,857
Due after ten years	5,275,497	5,428,103
Total held-to-maturity debt securities	$5,568,093	$5,730,726
For the maturity schedule above, investment securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.

Available-for-Sale Securities
A summary of the amortized cost and fair value of available-for-sale securities is presented below:

	At March 31, 2021
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$132,613	$5,109	$(119)	$137,603
Agency MBS	1,408,543	55,423	(7,510)	1,456,456
Agency CMBS	975,433	9,819	(10,667)	974,585
CMBS	662,805	1,193	(985)	663,013
CLO	68,700	12	(69)	68,643
Corporate debt	14,563	6	(889)	13,680
Available-for-sale securities	$3,262,657	$71,562	$(20,239)	$3,313,980

	At December 31, 2020
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$148,711	$6,000	$(98)	$154,613
Agency MBS	1,389,100	68,598	(289)	1,457,409
Agency CMBS	1,092,430	26,317	(1,514)	1,117,233
CMBS	512,759	1,082	(5,823)	508,018
CLO	76,693	—	(310)	76,383
Corporate debt	14,557	—	(1,437)	13,120
Available-for-sale securities	$3,234,250	$101,997	$(9,471)	$3,326,776
(1)Amortized cost excludes accrued interest receivable of $7.1 million and $7.5 million at March 31, 2021 and December 31, 2020, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
(2)Fair value represents net carrying value as there is no allowance for credit losses recorded on investment securities available-for-sale, as the securities are high credit quality, investment grade.
Fair Value and Unrealized Losses
The following table provides information on fair value and unrealized losses for the individual available-for-sale securities with an unrealized loss, for which an allowance for credit losses on investment securities available-for-sale has not been recorded, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At March 31, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$11,083	$(69)	$4,336	$(50)	4	$15,419	$(119)
Agency MBS	205,383	(7,362)	8,853	(148)	44	214,236	(7,510)
Agency CMBS	466,547	(10,667)	—	—	13	466,547	(10,667)
CMBS	224,636	(547)	185,198	(438)	33	409,834	(985)
CLO	24,997	(3)	24,934	(66)	2	49,931	(69)
Corporate debt	—	—	9,405	(889)	2	9,405	(889)
Available-for-sale in unrealized loss position	$932,646	$(18,648)	$232,726	$(1,591)	98	$1,165,372	$(20,239)

	At December 31, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$13,137	$(49)	$5,944	$(49)	5	$19,081	$(98)
Agency MBS	33,742	(219)	4,561	(70)	30	38,303	(289)
Agency CMBS	376,330	(1,514)	—	—	8	376,330	(1,514)
CMBS	409,591	(5,486)	23,167	(337)	38	432,758	(5,823)
CLO	57,728	(265)	18,655	(45)	4	76,383	(310)
Corporate debt	4,100	(166)	9,020	(1,271)	3	13,120	(1,437)
Available-for-sale in unrealized loss position	$894,628	$(7,699)	$61,347	$(1,772)	88	$955,975	$(9,471)

Unrealized losses on available-for-sale debt securities presented in the previous table have not been recognized in the accompanying Condensed Consolidated Statements of Income because the securities are high credit quality, investment grade securities that the Company does not intend to sell and will not be required to sell prior to their anticipated recovery, and the decline in fair value is primarily attributable to higher market rates in selected asset classes. Fair value is expected to recover as the securities approach maturity. As of March 31, 2021, there were no available-for-sale investment securities in non-accrual status.
Contractual Maturities
The amortized cost and fair value of available-for-sale debt securities presented by contractual maturity are set forth below:

	At March 31, 2021
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,307	1,348
Due after five through ten years	226,061	226,260
Due after ten years	3,035,289	3,086,372
Total available-for-sale debt securities	$3,262,657	$3,313,980
For the maturity schedule above, investment securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.
Sales of Available-for Sale Investment Securities

There were no sales of available-for-sale securities during the three months ended March 31, 2021. For the three months ended March 31, 2020, proceeds from sales of available-for-sale securities were $9.0 million, which resulted in realized gains of $8 thousand.
Other Information
At March 31, 2021, the Company had a carrying value of $1.4 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. The Company considers this prepayment risk in the evaluation of its interest rate risk profile.
Held-to-maturity and available-for-sale investment securities with carrying values of $2.7 billion and $1.3 billion at March 31, 2021, respectively, and $2.6 billion and $1.3 billion at December 31, 2020, respectively, were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 5: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At March 31, 2021	At December 31, 2020
Commercial non-mortgage	$6,918,626	$7,085,076
Asset-based	907,421	890,598
Commercial real estate	6,338,056	6,322,637
Equipment financing	611,440	602,224
Commercial portfolio	14,775,543	14,900,535
Residential	4,668,945	4,782,016
Home equity	1,724,599	1,802,865
Other consumer	132,296	155,799
Consumer portfolio	6,525,840	6,740,680
Loans and leases (1) (2) (3)	$21,301,383	$21,641,215
(1)Loan balances include net deferred (fees)/costs and net (premiums)/discounts of $(20.1) million and $(10.5) million at March 31, 2021 and December 31, 2020, respectively.
(2)At March 31, 2021, the Company had pledged $7.6 billion of eligible loans as collateral to support borrowing capacity at the FHLB of Boston and the FRB of Boston.
(3)Loan balances exclude accrued interest receivable of $58.5 million and $57.8 million at March 31, 2021 and December 31, 2020, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Equipment financing includes net investment in leases of $223.9 million. Total undiscounted cash flows, primarily due within the next five years, amounting to $243.3 million, at March 31, 2021. This lessor activity resulted in interest income of $1.9 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.
Loans and Leases Aging
The following table summarizes the aging of loans and leases:

	At March 31, 2021
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$1,460	$135	$50	$53,871	$55,516	$6,863,110	$6,918,626
Asset-based	—	—	—	2,402	2,402	905,019	907,421
Commercial real estate	508	197	—	13,752	14,457	6,323,599	6,338,056
Equipment financing	5,778	37	—	6,080	11,895	599,545	611,440
Commercial portfolio	7,746	369	50	76,105	84,270	14,691,273	14,775,543
Residential	4,079	1,186	—	42,768	48,033	4,620,912	4,668,945
Home equity	4,514	1,371	—	30,892	36,777	1,687,822	1,724,599
Other consumer	510	657	—	596	1,763	130,533	132,296
Consumer portfolio	9,103	3,214	—	74,256	86,573	6,439,267	6,525,840
Total	$16,849	$3,583	$50	$150,361	$170,843	$21,130,540	$21,301,383

	At December 31, 2020
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$612	$903	$445	$64,073	$66,033	$7,019,043	$7,085,076
Asset-based	1,174	—	—	2,594	3,768	886,830	890,598
Commercial real estate	2,400	619	—	21,231	24,250	6,298,387	6,322,637
Equipment financing	5,107	2,308	—	7,299	14,714	587,510	602,224
Commercial portfolio	9,293	3,830	445	95,197	108,765	14,791,770	14,900,535
Residential	4,334	6,330	—	41,081	51,745	4,730,271	4,782,016
Home equity	5,500	1,771	—	31,030	38,301	1,764,564	1,802,865
Other consumer	878	601	—	652	2,131	153,668	155,799
Consumer portfolio	10,712	8,702	—	72,763	92,177	6,648,503	6,740,680
Total	$20,005	$12,532	$445	$167,960	$200,942	$21,440,273	$21,641,215

The following table provides additional detail related to loans and leases on non-accrual status:

	At March 31, 2021		At December 31, 2020
(In thousands)	Non-accrual	Non-accrual With No Allowance	Non-accrual	Non-accrual With No Allowance
Commercial non-mortgage	$53,871	$10,635	$64,073	$16,985
Asset-based	2,402	2,402	2,594	—
Commercial real estate	13,752	554	21,231	15,529
Equipment financing	6,080	2,758	7,299	2,983
Commercial portfolio	76,105	16,349	95,197	35,497
Residential	42,768	31,274	41,081	29,843
Home equity	30,892	23,370	31,030	24,091
Other consumer	596	38	652	2
Consumer portfolio	74,256	54,682	72,763	53,936
Total	$150,361	$71,031	$167,960	$89,433
Interest on non-accrual residential and home equity loans, which would have been recorded as additional interest income had the loans been current in accordance with the original terms, totaled $4.0 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively.
Refer to Note 1 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2020, for details of non-accrual policies.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the activity in, as well as the loan and lease balances that were evaluated for, ACL on loans and leases:

	At or for the three months ended March 31, 2021			At or for the three months ended March 31, 2020
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$312,244	$47,187	$359,431	$161,669	$47,427	$209,096
Adoption of ASU No. 2016-13 (CECL)	—	—	—	34,024	23,544	57,568
(Benefit) provision	(23,653)	(2,106)	(25,759)	71,243	4,842	76,085
Charge-offs	(6,321)	(2,974)	(9,295)	(5,574)	(4,587)	(10,161)
Recoveries	1,636	2,338	3,974	564	1,779	2,343
Balance, end of period	$283,906	$44,445	$328,351	$261,926	$73,005	$334,931
Individually evaluated for impairment	14,809	4,913	19,722	8,235	4,777	13,012
Collectively evaluated for impairment	$269,097	$39,532	$308,629	$253,691	$68,228	$321,919

Loan and lease balances:
Individually evaluated for impairment	$149,145	$140,066	$289,211	$177,012	$155,105	$332,117
Collectively evaluated for impairment	14,626,398	6,385,774	21,012,172	13,511,409	7,047,998	20,559,407
Loans and leases	$14,775,543	$6,525,840	$21,301,383	$13,688,421	$7,203,103	$20,891,524

Credit Quality Indicators. To measure credit risk for the commercial portfolio, the Company employs a dual grade credit risk grading system for estimating the PD and LGD. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of loss. Grades (1) to (6) are considered pass ratings, and grades (7) to (10) are considered criticized, as defined by the regulatory agencies. Risk ratings assigned in order to differentiate risk within the portfolio are reviewed on an ongoing basis and revised to reflect changes in a borrowers’ current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring. A (7) - "Special Mention" rating has the potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the credit. An (8) - "Substandard" rating has a well-defined weakness that jeopardizes the full repayment of the debt. A (9) - "Doubtful" rating has all of the same weaknesses as a substandard credit with the added characteristic that the weakness makes collection or liquidation in full improbably, given current facts, conditions, and values. Credits when classified as (10) - "Loss", in accordance with regulatory guidelines, are considered uncollectible and charged off.
The following tables summarize commercial, commercial real estate, and equipment financing loans and leases segregated by origination year and risk rating exposure under the Composite Credit Risk Profile grades as of March 31, 2021 and December 31, 2020:

	At March 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage
Pass	$832,940	$2,168,628	$957,425	$794,005	$443,935	$416,891	$846,850	$6,460,674
Special mention	—	7,430	33,416	63,403	128	19,991	31,380	155,748
Substandard	—	71,611	50,013	82,673	27,423	36,782	33,702	302,204
Commercial non-mortgage	832,940	2,247,669	1,040,854	940,081	471,486	473,664	911,932	6,918,626
Asset-based
Pass	—	25,881	15,711	22,572	10,890	26,675	762,386	864,115
Special mention	—	—	—	750	—	—	40,154	40,904
Substandard	—	—	2,402	—	—	—	—	2,402
Asset-based	—	25,881	18,113	23,322	10,890	26,675	802,540	907,421
Commercial real estate
Pass	172,136	921,002	1,473,799	1,227,983	519,241	1,655,611	25,038	5,994,810
Special mention	—	27	19,569	40,601	37,690	107,235	—	205,122
Substandard	—	813	789	21,884	60,794	53,844	—	138,124
Commercial real estate	172,136	921,842	1,494,157	1,290,468	617,725	1,816,690	25,038	6,338,056
Equipment financing
Pass	66,283	232,733	127,083	59,846	22,961	54,613	—	563,519
Special mention	—	3,435	11,316	5,185	868	1,376	—	22,180
Substandard	921	10,292	4,484	6,148	1,480	2,416	—	25,741
Equipment financing	67,204	246,460	142,883	71,179	25,309	58,405	—	611,440
Commercial portfolio	$1,072,280	$3,441,852	$2,696,007	$2,325,050	$1,125,410	$2,375,434	$1,739,510	$14,775,543

	At December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage
Pass	$2,771,373	$1,052,080	$907,110	$481,321	$231,280	$218,001	$936,592	$6,597,757
Special mention	32,535	33,969	62,034	435	8,357	13,757	38,496	189,583
Substandard	54,716	51,798	66,324	36,159	15,535	23,957	49,084	297,573
Doubtful	—	—	—	163	—	—	—	163
Commercial non-mortgage	2,858,624	1,137,847	1,035,468	518,078	255,172	255,715	1,024,172	7,085,076
Asset-based
Pass	26,344	15,960	23,123	11,333	10,963	16,484	741,336	845,543
Special mention	—	—	775	—	—	—	41,687	42,462
Substandard	—	2,504	—	—	—	—	89	2,593
Asset-based	26,344	18,464	23,898	11,333	10,963	16,484	783,112	890,598
Commercial real estate
Pass	965,582	1,461,201	1,242,322	527,931	554,630	1,165,331	28,113	5,945,110
Special mention	27	10,385	70,704	37,539	35,617	69,832	—	224,104
Substandard	817	1,132	21,923	73,621	2,962	52,968	—	153,423
Commercial real estate	966,426	1,472,718	1,334,949	639,091	593,209	1,288,131	28,113	6,322,637
Equipment financing
Pass	249,370	135,263	68,092	26,433	43,469	22,879	—	545,506
Special mention	7,934	11,043	6,981	1,220	1,577	788	—	29,543
Substandard	7,483	6,169	5,749	2,460	4,743	571	—	27,175
Equipment financing	264,787	152,475	80,822	30,113	49,789	24,238	—	602,224
Commercial portfolio	$4,116,181	$2,781,504	$2,475,137	$1,198,615	$909,133	$1,584,568	$1,835,397	$14,900,535

To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk. FICO scores are updated at least quarterly.
The following tables summarize residential and consumer loans segregated by origination year and risk rating exposure under FICO score groupings as of March 31, 2021 and December 31, 2020:

	At March 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
800+	$78,004	$453,272	$226,982	$51,458	$155,714	$962,687	$—	$1,928,117
740-799	205,938	558,551	221,807	54,091	113,276	591,184	—	1,744,847
670-739	77,109	170,166	102,503	33,129	68,460	303,718	—	755,085
580-669	5,117	16,295	16,945	5,500	11,770	96,122	—	151,749
579 and below	—	—	31,835	1,363	1,966	53,983	—	89,147
Residential	366,168	1,198,284	600,072	145,541	351,186	2,007,694	—	4,668,945
Home equity
800+	8,442	32,410	14,380	21,538	14,293	73,450	521,206	685,719
740-799	9,444	31,016	12,578	16,077	9,282	48,763	418,897	546,057
670-739	3,885	12,664	8,083	11,652	8,804	47,326	255,186	347,600
580-669	—	1,299	1,622	2,123	2,360	18,061	78,951	104,416
579 and below	22	326	737	967	802	7,671	30,282	40,807
Home equity	21,793	77,715	37,400	52,357	35,541	195,271	1,304,522	1,724,599
Other consumer
800+	51	703	1,458	649	250	213	7,717	11,041
740-799	327	2,645	5,498	2,328	775	505	7,955	20,033
670-739	1,948	13,017	26,345	9,072	1,761	444	3,681	56,268
580-669	56	9,495	16,063	6,258	963	232	1,419	34,486
579 and below	53	2,269	4,430	1,804	428	232	1,252	10,468
Other consumer	2,435	28,129	53,794	20,111	4,177	1,626	22,024	132,296
Consumer portfolio	390,396	1,304,128	691,266	218,009	390,904	2,204,591	1,326,546	6,525,840

Commercial portfolio	1,072,280	3,441,852	2,696,007	2,325,050	1,125,410	2,375,434	1,739,510	14,775,543
Loans and leases	$1,462,676	$4,745,980	$3,387,273	$2,543,059	$1,516,314	$4,580,025	$3,066,056	$21,301,383

	At December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
800+	$360,336	$283,755	$61,048	$178,849	$268,044	$805,537	$—	$1,957,569
740-799	654,973	288,173	58,249	133,416	176,286	492,720	—	1,803,817
670-739	199,329	118,620	39,125	75,375	76,666	248,268	—	757,383
580-669	17,151	19,389	8,884	11,843	12,225	96,333	—	165,825
579 and below	—	36,498	673	3,278	3,179	53,794	—	97,422
Residential	1,231,789	746,435	167,979	402,761	536,400	1,696,652	—	4,782,016
Home equity
800+	30,604	16,567	25,205	14,439	17,192	59,956	542,600	706,563
740-799	34,797	13,565	19,715	11,073	12,839	43,802	434,271	570,062
670-739	13,753	8,855	10,761	10,206	7,318	44,025	275,691	370,609
580-669	1,708	2,172	2,660	2,234	2,316	16,680	86,126	113,896
579 and below	129	919	880	1,070	1,073	7,163	30,501	41,735
Home equity	80,991	42,078	59,221	39,022	40,738	171,626	1,369,189	1,802,865
Other consumer
800+	2,827	5,725	2,610	658	115	190	7,171	19,296
740-799	12,317	21,036	8,925	1,493	457	263	5,119	49,610
670-739	14,761	31,952	11,843	2,284	665	228	8,403	70,136
580-669	2,344	5,419	2,360	793	194	124	1,570	12,804
579 and below	608	982	500	183	37	215	1,428	3,953
Other consumer	32,857	65,114	26,238	5,411	1,468	1,020	23,691	155,799
Consumer portfolio	1,345,637	853,627	253,438	447,194	578,606	1,869,298	1,392,880	6,740,680

Commercial portfolio	4,116,181	2,781,504	2,475,137	1,198,615	909,133	1,584,568	1,835,397	14,900,535
Loans and leases	$5,461,818	$3,635,131	$2,728,575	$1,645,809	$1,487,739	$3,453,866	$3,228,277	$21,641,215
Individually Assessed Loans and Leases
The following table summarizes individually assessed loans and leases:

	At March 31, 2021
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Allowance
Commercial non-mortgage	$149,125	$114,352	$55,091	$59,261	$11,345
Asset-based	2,499	2,402	2,402	—	—
Commercial real estate	30,005	26,311	10,466	15,845	2,548
Equipment financing	6,566	6,080	2,758	3,322	916
Residential	98,331	92,517	56,710	35,807	2,940
Home equity	53,155	46,953	33,299	13,654	1,764
Other consumer	604	596	38	558	209
Total	$340,285	$289,211	$160,764	$128,447	$19,722

	At December 31, 2020
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Allowance
Commercial non-mortgage	$172,069	$119,884	$55,742	$64,142	$9,665
Asset-based	2,989	2,594	—	2,594	50
Commercial real estate	37,177	33,879	25,931	7,948	1,610
Equipment financing	7,770	7,298	2,983	4,315	362
Residential	108,077	98,164	58,915	39,249	3,357
Home equity	109,156	46,950	34,335	12,615	988
Other consumer	2,381	653	2	651	105
Total	$439,619	$309,422	$177,908	$131,514	$16,137

The following table summarizes average amortized cost and interest income recognized for individually assessed loans and leases:

	Three months ended March 31,
	2021			2020
(In thousands)	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income
Commercial non-mortgage	$117,118	$859	$—	$122,835	$1,053	$—
Asset-based	2,498	—	—	138	—	—
Commercial real estate	30,095	182	—	23,903	146	—
Equipment financing	6,689	—	—	7,192	—	—
Residential	95,339	639	273	97,778	830	630
Home equity	46,951	222	214	41,902	391	830
Other consumer	625	—	—	512	17	—
Total	$299,315	$1,902	$487	$294,260	$2,437	$1,460
Collateral Dependent Loans and Leases. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected through the operation or sale of collateral. A collateral dependent loan is individually assessed based on the fair value of the collateral, less costs to sell, as of the reporting date. Commercial non-mortgage, asset based, and equipment financing loans are collateralized by equipment, inventory, receivables, or other non-real estate assets. Commercial real estate, residential, and home equity loans are collateralized by real estate. Collateral value on collateral dependent loans and leases was $147.7 million at March 31, 2021 and $150.3 million at December 31, 2020.
The following table summarizes whether, or not, individually assessed loans and leases are collateral dependent:

	At March 31, 2021			At December 31, 2020
(In thousands)	Collateral Dependent	Not Considered Collateral Dependent	Total	Collateral Dependent	Not Considered Collateral Dependent	Total
Commercial non-mortgage	$20,717	$93,635	$114,352	$11,074	$108,810	$119,884
Asset-based	2,402	—	2,402	2,504	90	2,594
Commercial real estate	21,671	4,640	26,311	28,482	5,397	33,879
Equipment financing	—	6,080	6,080	—	7,298	7,298
Residential	36,096	56,421	92,517	33,980	64,184	98,164
Home equity	26,759	20,194	46,953	26,796	20,154	46,950
Other consumer	—	596	596	—	653	653
Total amortized cost of CDA	$107,645	$181,566	$289,211	$102,836	$206,586	$309,422
Troubled Debt Restructurings
The following table summarizes information for TDRs:

(In thousands)	At March 31, 2021	At December 31, 2020
Accrual status	$138,379	$140,089
Non-accrual status	83,723	95,338
Total TDRs	$222,102	$235,427

Specific reserves for TDRs included in the balance of ACL on loans and leases	$14,293	$12,728
Additional funds committed to borrowers in TDR status	14,606	12,895

The portion of TDRs deemed to be uncollectible, $1.9 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively, were charged off.
The following table provides information on the type of concession for loans modified as TDRs:

	Three months ended March 31,
	2021		2020
	Number of Loans	Post- Modification Recorded Investment (1)	Number of Loans	Post- Modification Recorded Investment (1)
(Dollars in thousands)
Commercial portfolio
Extended Maturity	7	$690	2	$104
Maturity/Rate Combined	1	37	6	552
Other (2)	2	113	10	27,137
Consumer portfolio
Extended Maturity	2	127	1	264
Maturity/Rate Combined	5	1,011	4	456
Other (2)	9	666	14	1,726
Total TDRs	26	$2,644	37	$30,239
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
(2)Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
There were no significant amounts of loans modified as TDRs within the previous 12 months and for which there was a payment default for the three months ended March 31, 2021 and 2020.
TDRs in commercial non-mortgage, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At March 31, 2021	At December 31, 2020
Pass	$12,724	$12,462
Special Mention	—	—
Substandard	98,175	105,070
Doubtful	—	163
Total	$110,899	$117,695

Note 6: Transfers of Financial Assets
The Company sells financial assets in the normal course of business, primarily residential mortgage loans sold to government-sponsored enterprises through established programs and securitizations. Residential mortgage origination fees, adjustments for changes in fair value, and gains or losses on loans sold are included as mortgage banking activities on the accompanying Condensed Consolidated Statements of Income.
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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended March 31,
(In thousands)	2021	2020
Beginning balance	$747	$508
Provision charged to expense	23	22
(Charge-offs/settlements) recoveries, net	—	103
Ending balance	$770	$633
The following table provides information for mortgage banking activities:

	Three months ended March 31,
(In thousands)	2021	2020
Residential mortgage loans held for sale:
Proceeds from sale	$79,308	$75,594
Loans sold with servicing rights retained	75,691	72,091

Net gain on sale	2,109	2,519
Ancillary fees	541	401
Fair value option adjustment	(8)	(27)
Additionally, loans not originated for sale were sold approximately at carrying value for cash proceeds of $16.8 million, resulting in a gain of approximately $191 thousand, for certain commercial loans for the three months ended March 31, 2021, and $0.4 million for certain commercial loans for the three months ended March 31, 2020.
The Company services residential mortgage loans for other entities totaling $2.2 billion at March 31, 2021 and $2.3 billion at December 31, 2020.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended March 31,
(In thousands)	2021	2020
Beginning balance	$13,422	$17,484
Additions	586	1,189
Amortization	(1,490)	(1,707)
Adjustment to valuation allowance	(191)	(575)
Ending balance	$12,327	$16,391
Loan servicing fees, net of mortgage servicing rights amortization, were $0.4 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively, and are included as a component of loan related fees on the accompanying Condensed Consolidated Statements of Income.
Refer to Note 15: Fair Value Measurements for additional information on loans held for sale and mortgage servicing assets.

Note 7: Leasing
The Company enters into operating leases, as lessee, primarily for office space, banking centers, and certain other operational assets. The Company's operating leases generally have lease terms for periods of 5 to 20 years with various renewal options. The Company does not have any material sub-lease agreements.
The following table summarizes lessee information related to the Company’s operating ROU lease assets and lease liabilities:

	At March 31, 2021
(In thousands)	Operating Leases	Condensed Consolidated Balance Sheet Line Item Location
ROU lease assets	$127,423	Premises and equipment, net
Lease liabilities	156,910	Operating lease liabilities
The components of operating lease cost and other related information are as follows:

	At or for the three months ended March 31,
(In thousands)	2021	2020
Lease Cost:
Operating lease costs	$6,557	$7,424
Variable lease costs	1,300	1,427
Sublease income	(131)	(145)
Total operating lease cost	$7,726	$8,706
Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$7,833	$7,758
ROU lease assets obtained in exchange for new operating lease liabilities	5,398	8,666
The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At March 31, 2021
Remainder of 2021	$20,323
2022	27,762
2023	25,259
2024	22,250
2025	20,267
Thereafter	64,364
Total operating lease liability payments	180,225
Less: Present value adjustment	23,315
Lease liabilities	$156,910

Weighted-average remaining lease term, in years	7.95
Weighted-average discount rate	3.14%
Refer to Note 5: Loans and Leases for information relating to leases included within the equipment financing portfolio in which the Company is the lessor.

Note 8: Goodwill and Other Intangible Assets
There has been no change during the three months ended March 31, 2021 in the carrying amount for goodwill. For goodwill by reportable segment, refer to Note 17: Segment Reporting.
Other intangible assets by reportable segment consisted of the following:

	At March 31, 2021			At December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HSA Bank - Core deposits	$26,625	$16,352	$10,273	$26,625	$15,618	$11,007
HSA Bank - Customer relationships	21,000	10,029	10,971	21,000	9,624	11,376
Total other intangible assets	$47,625	$26,381	$21,244	$47,625	$25,242	$22,383
At March 31, 2021, the remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)
Remainder of 2021	$3,374
2022	4,411
2023	4,315
2024	2,084
2025	2,084
Thereafter	4,976

Note 9: Deposits
A summary of deposits by type is as follows:

(In thousands)	At March 31, 2021	At December 31, 2020
Non-interest-bearing:
Demand	$6,680,114	$6,155,592
Interest-bearing:
Health savings accounts	7,455,181	7,120,017
Checking	3,792,309	3,652,763
Money market	3,015,565	2,940,215
Savings	5,304,532	4,979,031
Time deposits	2,234,133	2,487,818
Total interest-bearing	$21,801,720	$21,179,844
Total deposits	$28,481,834	$27,335,436

Time deposits and interest-bearing checking obtained through brokers (included in above balances)	$754,159	$720,440
Time deposits that exceed the FDIC limit (included in above balance)	389,513	504,543
Deposit overdrafts reclassified as loan balances	973	2,007
The scheduled maturities of time deposits are as follows:

(In thousands)	At March 31, 2021
Remainder of 2021	$1,725,839
2022	335,674
2023	82,122
2024	32,259
2025	51,347
Thereafter	6,892
Total time deposits	$2,234,133

Note 10: Borrowings
Total borrowings of $1.2 billion at March 31, 2021 and $1.7 billion at December 31, 2020 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At March 31, 2021		At December 31, 2020
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$298,378	0.11%	$269,330	0.13%
Original maturity of greater than one year, non-callable	200,000	1.53	200,000	0.84
Total securities sold under agreements to repurchase	498,378	0.68	469,330	0.43
Fed funds purchased	—	—	526,025	0.08
Securities sold under agreements to repurchase and other borrowings	$498,378	0.68	$995,355	0.25
(1)The Company has right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase are presented as gross transactions, as only liabilities are outstanding for the periods presented.
Repurchase agreements are used as a source of borrowed funds and are collateralized by agency mortgage-backed securities. Repurchase agreement counterparties are limited to primary dealers in government securities and commercial/municipal customers through the Corporate Treasury function.
The following table provides information for FHLB advances:

	At March 31, 2021		At December 31, 2020
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$25,000	0.35%	$25,000	0.38%
After 1 but within 2 years	105	—	110	—
After 2 but within 3 years	212	2.95	215	2.95
After 3 but within 4 years	100,000	1.50	50,000	1.59
After 4 but within 5 years	—	—	50,000	1.42
After 5 years	13,237	2.56	7,839	2.66
FHLB advances	$138,554	1.40	$133,164	1.36

Aggregate carrying value of assets pledged as collateral	$7,239,063		$7,387,054
Remaining borrowing capacity	4,451,005		4,689,642
Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At March 31, 2021	At December 31, 2020
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	342,826	344,164
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total notes and subordinated debt		570,146	571,484
Discount on senior fixed-rate notes		(1,138)	(1,193)
Debt issuance cost on senior fixed-rate notes		(2,528)	(2,628)
Long-term debt		$566,480	$567,663
(1)The Company de-designated its fair value hedging relationship on these notes. A basis adjustment is included in the carrying value, which is being amortized over the remaining life of the notes.
(2)The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.13% at March 31, 2021 and 3.18% at December 31, 2020.

Note 11: Accumulated Other Comprehensive Income, Net of Tax
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Three months ended March 31, 2021
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$67,424	$19,918	$(45,086)	$42,256
Other comprehensive (loss) before reclassifications	(30,353)	(5,170)	—	(35,523)
Amounts reclassified from accumulated other comprehensive income (loss)	—	798	743	1,541
Net current-period other comprehensive (loss) income, net of tax	(30,353)	(4,372)	743	(33,982)
Ending balance	$37,071	$15,546	$(44,343)	$8,274

	Three months ended March 31, 2020
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$17,251	$(9,184)	$(44,139)	$(36,072)
Other comprehensive (loss) income before reclassifications	(15,683)	24,779	—	9,096
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	1,453	729	2,176
Net current-period other comprehensive (loss) income, net of tax	(15,689)	26,232	729	11,272
Ending balance	$1,562	$17,048	$(43,410)	$(24,800)

The following table further details the amounts reclassified from accumulated other comprehensive income (loss):

(In thousands)	Three months ended March 31,		Associated Line Item on the Condensed Consolidated Statements of Income
AOCI (AOCL) Component	2021	2020
Securities available-for-sale:
Unrealized gains on investment securities	$—	$8	Gain on sale of investment securities, net
Tax expense	—	(2)	Income tax expense
Net of tax	$—	$6
Derivative instruments:
Hedge terminations	$(1,005)	$(1,173)	Interest expense
Premium amortization	(76)	(794)	Interest income
Tax benefit	283	514	Income tax expense
Net of tax	$(798)	$(1,453)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,008)	$(990)	Other non-interest expense
Tax benefit	265	261	Income tax expense
Net of tax	$(743)	$(729)

Note 12: Regulatory Matters
Capital Requirements
Webster Financial Corporation is subject to regulatory capital requirements administered by the Federal Reserve System, while Webster Bank is subject to regulatory capital requirements administered by the OCC. Regulatory authorities can initiate certain mandatory actions if either Webster Financial Corporation or Webster Bank fail to meet minimum capital requirements, which could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Webster Financial Corporation and Webster Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. These quantitative measures require minimum amounts and ratios to ensure capital adequacy.
Total risk-based capital is comprised of three categories as defined by Basel III capital rules: CET1 capital, Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax adjustments. For purposes of CET1 capital, common shareholders' equity excludes AOCI (AOCL) components as permitted by the opt-out election taken by Webster upon adoption of Basel III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying allowance for credit losses, that together equal total capital.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At March 31, 2021
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,609,103	11.89%	$987,539	4.5%	$1,426,445	6.5%
Total risk-based capital	3,090,093	14.08	1,755,625	8.0	2,194,531	10.0
Tier 1 risk-based capital	2,754,140	12.55	1,316,718	6.0	1,755,625	8.0
Tier 1 leverage capital	2,754,140	8.45	1,303,595	4.0	1,629,494	5.0
Webster Bank
CET1 risk-based capital	$2,842,608	12.96%	$987,127	4.5%	$1,425,850	6.5%
Total risk-based capital	3,101,241	14.14	1,754,892	8.0	2,193,616	10.0
Tier 1 risk-based capital	2,842,608	12.96	1,316,169	6.0	1,754,892	8.0
Tier 1 leverage capital	2,842,608	8.73	1,302,964	4.0	1,628,705	5.0

	At December 31, 2020
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,543,131	11.35%	$1,008,512	4.5%	$1,456,739	6.5%
Total risk-based capital	3,045,652	13.59	1,792,910	8.0	2,241,137	10.0
Tier 1 risk-based capital	2,688,168	11.99	1,344,682	6.0	1,792,910	8.0
Tier 1 leverage capital	2,688,168	8.32	1,291,980	4.0	1,614,975	5.0
Webster Bank
CET1 risk-based capital	$2,791,474	12.46%	$1,008,027	4.5%	$1,456,039	6.5%
Total risk-based capital	3,071,505	13.71	1,792,048	8.0	2,240,060	10.0
Tier 1 risk-based capital	2,791,474	12.46	1,344,036	6.0	1,792,048	8.0
Tier 1 leverage capital	2,791,474	8.65	1,291,415	4.0	1,614,268	5.0
(1)In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios and amounts exclude the impact of the increased allowance for credit losses on loans, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of CECL, adjusted for an approximation of the after-tax provision for credit losses attributable to CECL relative to the incurred loss methodology during the deferral period.
Dividend Restrictions. Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels, or would exceed the net income for that year combined with the undistributed net income for the preceding two years. Webster Bank paid $60.0 million in dividends to Webster Financial Corporation during the three months ended March 31, 2021, whereas no dividends were paid during the three months ended March 31, 2020.
Cash Restrictions. Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with a Federal Reserve Bank. To address liquidity concerns due to COVID-19, the Federal Reserve reset the requirement to zero. The reserve requirement ratio remains subject to adjustment as conditions warrant.

Note 13: Earnings Per Common Share
A reconciliation of the calculation of basic and diluted earnings per common share is as follows:

	Three months ended March 31,
(In thousands, except per share data)	2021	2020
Earnings for basic and diluted earnings per common share:
Net income	$108,078	$38,199
Less: Preferred stock dividends	1,969	1,969
Net income available to common shareholders	106,109	36,230
Less: Earnings applicable to participating securities (1)	579	209
Earnings applicable to common shareholders	$105,530	$36,021

Shares:
Weighted-average common shares outstanding - basic	89,809	90,936
Effect of dilutive securities	299	270
Weighted-average common shares outstanding - diluted	90,108	91,206

Earnings per common share (1):
Basic	$1.18	$0.40
Diluted	1.17	0.39
(1)Earnings per common share amounts under the two-class method for unvested time-based restricted stock with non-forfeitable dividends and dividend rights are computed the same as the presentation above.
Dilutive Securities
Webster maintains stock compensation plans under which restricted stock, restricted stock units, non-qualified stock options, incentive stock options, or stock appreciation rights may be granted to employees and directors. The effect of dilutive securities for the periods presented is attributed to outstanding stock options and non-participating, performance-based restricted stock.
There were no anti-dilutive stock options nor non-participating, performance-based restricted shares excluded from the effect of dilutive securities for the three months ended March 31, 2021, whereas there were 35 thousand anti-dilutive non-participating, performance-based restricted shares excluded for the for the three months ended March 31, 2020.

Note 14: Derivative Financial Instruments
Derivative Positions and Offsetting
Derivatives Designated in Hedge Relationships. Interest rate swaps allow the Company to change the fixed or variable nature of an interest rate without the exchange of the underlying notional amount. Certain pay fixed/receive variable interest rate swaps are designated as cash flow hedges to effectively convert variable-rate debt into fixed-rate debt, while certain receive fixed/pay variable interest rate swaps are designated as fair value hedges to effectively convert fixed-rate long-term debt into variable-rate debt. Certain purchased options are designated as cash flow hedges. Purchased options allow the Company to limit the potential adverse impact of variable interest rates by establishing a cap or floor rate in exchange for an upfront premium. The purchased options designated as cash flow hedges represent interest rate caps where payment is received from the counterparty if interest rates rise above the cap rate, and interest rate floors where payment is received from the counterparty when interest rates fall below the floor rate.
Derivatives Not Designated in Hedge Relationships. The Company also enters into other derivative transactions to manage economic risks, but does not designate the instruments in hedge relationships. Further, the Company enters into derivative contracts to accommodate customer needs. Derivative contracts with customers are offset with dealer counterparty transactions structured with matching terms to ensure minimal impact on earnings.
The following table presents the notional amounts and fair values of derivative positions:

	At March 31, 2021				At December 31, 2020
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$32,581	$25,000	$59	$1,000,000	$39,641	$25,000	$103
Not designated as hedging instruments:
Interest rate derivatives (1)	4,502,668	187,593	4,306,916	22,762	4,533,441	292,096	4,356,339	11,874
Mortgage banking derivatives (2)	43,494	485	3,303	12	40,771	855	—	—
Other (3)	100,907	296	381,546	192	108,987	264	360,497	377
Total not designated as hedging instruments	4,647,069	188,374	4,691,765	22,966	4,683,199	293,215	4,716,836	12,251
Gross derivative instruments, before netting	$5,647,069	220,955	$4,716,765	23,025	$5,683,199	332,856	$4,741,836	12,354
Less: Master netting agreements		3,082		3,082		7,522		7,522
Cash collateral		39,973		2,701		33,043		4,485
Total derivative instruments, after netting		$177,900		$17,242		$292,291		$347
(1)Balances related to Chicago Mercantile Exchange (CME), excluding accrued interest, are presented as a single unit of account. In accordance with its rule book, CME legally characterizes variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through CME include $0.3 billion and $0.1 billion for asset derivatives and $3.0 billion and $3.2 billion for liability derivatives at March 31, 2021 and December 31, 2020, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $1.1 million at March 31, 2021.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $82.7 million and $80.5 million for asset derivatives and $368.4 million and $338.9 million for liability derivatives at March 31, 2021 and December 31, 2020, respectively, that have insignificant related fair values.
The following table presents fair value positions transitioned from gross to net upon applying contractual counterparty netting agreements:

	At March 31, 2021
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$43,092	$43,055	$37	$266	$303
Liability derivatives	5,783	5,783	—	727	727

	At December 31, 2020
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$40,565	$40,565	$—	$785	$785
Liability derivatives	12,007	12,007	—	1,247	1,247

Derivative Activity
The following table presents the income statement effect of derivatives designated as cash flow hedges:

	Recognized In	Three months ended March 31,
(In thousands)	Net Interest Income	2021	2020
Interest rate derivatives	Long-term debt	$121	$1,121
Interest rate derivatives	Interest and fees on loans and leases	(2,582)	740
Net recognized on cash flow hedges		$(2,461)	$1,861

The following table presents information related to a fair value hedging adjustment:

Condensed Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Previously Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
(In thousands)	At March 31, 2021	At December 31, 2020	At March 31, 2021	At December 31, 2020
Long-term debt	$342,826	$344,164	$42,826	$44,164

The following table presents the effect on the income statement for derivatives not designated as hedging instruments:

	Recognized In	Three months ended March 31,
(In thousands)	Non-interest Income	2021	2020
Interest rate derivatives	Other income	$4,644	$5,926
Mortgage banking derivatives	Mortgage banking activities	(382)	(993)
Other	Other income	472	1,911
Total not designated as hedging instruments		$4,734	$6,844
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. At March 31, 2021, the remaining unamortized balance of time-value premiums was $9.4 million.
Over the next twelve months, an estimated $10.3 million decrease to interest expense will be reclassified from AOCI (AOCL) relating to cash flow hedges, and an estimated $0.3 million increase to interest expense will be reclassified from AOCI (AOCL) relating to hedge terminations. At March 31, 2021, the remaining unamortized loss on terminated cash flow hedges is $0.9 million. The maximum length of time over which forecasted transactions are hedged is 3.3 years.
Additional information about cash flow hedge activity impacting AOCI (AOCL) and the related amounts reclassified to interest expense is provided in Note 11: Accumulated Other Comprehensive Income, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 15: Fair Value Measurements.
Derivative Exposure
At March 31, 2021, the Company had $75.9 million in initial margin collateral posted at CME. In addition, $40.7 million of cash collateral received is included in cash and due from banks on the accompanying Condensed Consolidated Balance Sheets.
Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $182.3 million at March 31, 2021. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $39.6 million at March 31, 2021. The Company incorporates a credit valuation adjustment (CVA) and debit valuation adjustment (DVA) to reflect nonperformance risk in the fair value measurement of its derivatives. Various factors impact changes in the CVA and DVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings or any part of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These factors are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair Value Hierarchy
The three levels within the fair value hierarchy are as follows:
•Level 1: Valuation is based upon unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2: Fair value is calculated using significant inputs other than quoted market prices that are directly or indirectly observable for the asset or liability. The valuation may rely on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, rate volatility, prepayment speeds, credit ratings,) or inputs that are derived principally or corroborated by market data, correlation, or other means.
•Level 3: Inputs for determining the fair value of the respective assets or liabilities are not observable. Level 3 valuations are reliant upon pricing models and techniques that require significant management judgment or estimation.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Investment Securities. When quoted prices are available in an active market, the Company classifies available-for-sale investment securities within Level 1 of the fair value hierarchy. U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy.
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
The following table compares the fair value to unpaid principal balance of assets accounted for under the fair value option:

	At March 31, 2021			At December 31, 2020
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$17,260	$17,024	$236	$14,000	$13,511	$489
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include open-ended mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.6 million at March 31, 2021.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. Accordingly, such alternative investments are classified within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for net asset value (NAV) practical expedient measurement, based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At March 31, 2021, these alternative investments had a remaining unfunded commitment of $18.7 million.

A summary of the financial assets and liabilities measured at fair value on a recurring basis is as follows:

	At March 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$137,603	$—	$137,603
Agency MBS	—	1,456,456	—	1,456,456
Agency CMBS	—	974,585	—	974,585
CMBS	—	663,013	—	663,013
CLO	—	68,643	—	68,643
Corporate debt	—	13,680	—	13,680
Total available-for-sale investment securities	—	3,313,980	—	3,313,980
Gross derivative instruments, before netting (1)	266	220,689	—	220,955
Originated loans held for sale	—	17,260	—	17,260
Investments held in Rabbi Trust	4,845	—	—	4,845
Alternative investments (2)	—	—	—	15,896
Total financial assets held at fair value	$5,111	$3,551,929	$—	$3,572,936
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$98	$22,927	$—	$23,025

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$154,613	$—	$154,613
Agency MBS	—	1,457,409	—	1,457,409
Agency CMBS	—	1,117,233	—	1,117,233
CMBS	—	508,018	—	508,018
CLO	—	76,383	—	76,383
Corporate debt	—	13,120	—	13,120
Total available-for-sale investment securities	—	3,326,776	—	3,326,776
Gross derivative instruments, before netting (1)	205	332,651	—	332,856
Originated loans held for sale	—	14,000	—	14,000
Investments held in Rabbi Trust	4,811	—	—	4,811
Alternative investments (2)	—	—	—	11,112
Total financial assets held at fair value	$5,016	$3,673,427	$—	$3,689,555
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$218	$12,136	$—	$12,354
(1)For information relating to the impact of netting derivative assets and derivative liabilities, as well as the impact from offsetting cash collateral paid to the same derivative counterparties, refer to Note 14: Derivative Financial Instruments.
(2)Alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. At March 31, 2021, no significant assets classified within Level 3 were identified and measured under this basis. The following is a description of valuation methodologies used for assets measured on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $17.9 million at March 31, 2021. No reductions for impairments or adjustments due to observable price changes were identified during the three months ended March 31, 2021.
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
Other Real Estate Owned (OREO) and Repossessed Assets. The total book value of OREO and repossessed assets was $2.4 million at March 31, 2021. OREO and repossessed assets are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when recorded below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
In addition, the amortized cost of consumer loans secured by residential real estate property that are in process of foreclosure amounted to $19.3 million at March 31, 2021.
Fair Value of Financial Instruments and Servicing Assets
The Company is required to disclose the estimated fair value of financial instruments for which it is practicable to estimate fair value, as well as for servicing assets. The following is a description of the valuation methodologies used for those assets and liabilities.
Cash, Due from Banks, and Interest-bearing Deposits. The carrying amount of cash, due from banks, and interest-bearing deposits is used to approximate fair value given the short time frame to maturity, and as such, these assets do not present unanticipated credit concerns. Cash, due from banks, and interest-bearing deposits are classified within Level 1 of the fair value hierarchy.
Held-to-Maturity Investment Securities. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results, and has an established process to challenge their valuations or methodologies that appear unusual or unexpected. Held-to-Maturity investment securities, which include Agency CMO, Agency MBS, Agency CMBS, CMBS, and municipal bonds and notes, are classified within Level 2 of the fair value hierarchy.
Loans and Leases, net. The estimated fair value of loans and leases held for investment is calculated using a discounted cash flow method based on future prepayments and market interest rates inclusive of an illiquidity premium for comparable loans and leases. The associated cash flows are adjusted for credit and other potential losses. Fair value for collateral dependent loans and leases is estimated using the net present value of the expected cash flows. Loans and leases are classified within Level 3 of the fair value hierarchy.

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
Securities Sold Under Agreements to Repurchase and Other Borrowings. The fair value of securities sold under agreements to repurchase and other borrowings that mature within 90 days is equal to the carrying value. Fair value for all other balances are estimated using a discounted cash flow analysis based on current market rates adjusted for associated credit risks, as appropriate. Securities sold under agreements to repurchase and other borrowings are classified within Level 2 of the fair value hierarchy.
Federal Home Loan Bank Advances and Long-Term Debt. The fair value of FHLB advances and long-term debt is estimated using a discounted cash flow technique. Discount rates are matched with the time period of the expected cash flows and are adjusted, as appropriate, to reflect credit risk. FHLB advances and long-term debt are classified within Level 2 of the fair value hierarchy.
Mortgage Servicing Assets. Mortgage servicing assets are initially recorded at fair value and subsequently measured under the amortization method. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors. As such, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the related servicing revenue stream. Mortgage servicing assets are reviewed quarterly and held at the lower of the carrying amount or fair value. Fair value adjustments, if any, are included as a component of loan related fees in the accompanying Condensed Consolidated Statements of Income. The Company recorded a $191 thousand and a $575 thousand charge to the valuation allowance for the three months ended March 31, 2021 and 2020, respectively. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
The carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and servicing assets are summarized as follows:

	At March 31, 2021		At December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities, net	$5,567,785	$5,730,726	$5,567,889	$5,835,364
Level 3
Loans and leases, net	20,973,032	21,085,680	21,281,784	21,413,397
Mortgage servicing assets	12,327	16,102	13,422	14,362
Liabilities:
Level 2
Deposit liabilities	$26,247,701	$26,247,701	$24,847,618	$24,847,618
Time deposits	2,234,133	2,237,004	2,487,818	2,494,601
Securities sold under agreements to repurchase and other borrowings	498,378	505,387	995,355	1,000,189
FHLB advances	138,554	142,467	133,164	139,035
Long-term debt (1)	566,480	522,850	567,663	538,407
(1)Adjustments to the carrying amount of long-term debt for basis adjustment and unamortized discount and debt issuance cost on senior fixed-rate notes are not included in the determination of fair value. Refer to Note 10: Borrowings for additional information.

Note 16: Retirement Benefit Plans
Defined Benefit Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit (income) cost:

	Three months ended March 31,
	2021			2020
(In thousands)	Pension Plan	SERP	Other	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$1,166	$7	$4	$1,675	$11	$13
Expected return on plan assets	(3,595)	—	—	(3,380)	—	—
Recognized net loss (gain)	1,019	8	(20)	992	6	(9)
Net periodic benefit (income) cost	$(1,410)	$15	$(16)	$(713)	$17	$4

The components of net periodic benefit (income) cost are included within other non-interest expense on the accompanying Condensed Consolidated Statements of Income. The weighted-average expected long-term rate of return on plan assets for the three months ended March 31, 2021 was 5.50%, as determined at the beginning of the fiscal year.
Note 17: Segment Reporting
Webster's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Retail Banking. These segments reflect how executive management responsibilities are assigned, the type of customer served, how products and services are provided, and how discrete financial information is evaluated. Certain Treasury activities, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category.
Effective January 1, 2021, management realigned certain of the Company's business banking and investment services operations to better serve its customers and deliver operational efficiencies. Also, the previously reported Community Banking segment was renamed as Retail Banking. Under this realignment, $131.0 million of goodwill was reallocated, on a relative fair value basis, from Retail Banking to Commercial Banking. There was no goodwill impairment as a result of the reorganization. Prior period amounts have been recasted to reflect the realignment.
Description of Segment Reporting Methodology
Webster uses an internal profitability reporting system to generate information by reportable segment, which is based on a series of management estimates for funds transfer pricing, and allocations for non-interest expense, provision for credit losses, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are periodically reviewed and refined. Changes in estimates and allocations that affect the results of any reportable segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports, which are prepared for each reportable segment, reflect non-GAAP reporting methodologies. The differences between full profitability and GAAP results are reconciled in the Corporate and Reconciling category.
Webster allocates interest income and interest expense to each business, through an internal matched maturity Funds Transfer Pricing (FTP) process. The goal of the FTP allocation is to encourage loan and deposit growth consistent with the Company’s overall profitability objectives. The FTP process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. The allocation considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. The FTP process transfers the corporate interest rate risk exposure to the treasury function included within the Corporate and Reconciling category where such exposures are centrally managed.
Webster allocates a majority of non-interest expense to each reportable segment using a full-absorption costing process. Costs, including corporate overhead, are analyzed, pooled by process, and assigned to the appropriate reportable segment. Business development costs are generally included in the Corporate and Reconciling category.
The results of funds transfer pricing and allocations for non-interest expense, as well as non-interest income produces pre-tax, pre-provision net revenue, under which basis the segments are reviewed by executive management.
Webster also allocates the provision for credit losses to each reportable segment based on management's estimate of the inherent loss content in each of the specific loan and lease portfolios. Allowance for credit losses on loans and leases is included in total assets within the Corporate and Reconciling category.

The following table presents balance sheet information, including all appropriate allocations, for Webster's reportable segments and the Corporate and Reconciling category:

	At March 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	$14,602,793	$83,707	$7,514,326	$11,058,211	$33,259,037

	At December 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	$14,732,792	$80,352	$7,726,287	$10,051,259	$32,590,690
The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended March 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$142,038	$42,109	$88,813	$(49,196)	$223,764
Non-interest income	25,177	27,005	16,071	8,504	76,757
Non-interest expense	64,836	36,250	76,124	10,772	187,982
Pre-tax, pre-provision net revenue	102,379	32,864	28,760	(51,464)	112,539
Provision for credit losses	(19,373)	—	(6,386)	9	(25,750)
Income before income tax expense	121,752	32,864	35,146	(51,473)	138,289
Income tax expense	30,803	8,775	7,732	(17,099)	30,211
Net income	$90,949	$24,089	$27,414	$(34,374)	$108,078

	Three months ended March 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$117,587	$42,673	$81,199	$(10,658)	$230,801
Non-interest income	22,416	26,383	18,443	6,136	73,378
Non-interest expense	65,221	37,078	80,290	(3,753)	178,836
Pre-tax, pre-provision net revenue	74,782	31,978	19,352	(769)	125,343
Provision for credit losses	69,018	—	7,067	(85)	76,000
Income before income tax expense	5,764	31,978	12,285	(684)	49,343
Income tax expense	1,406	8,538	2,678	(1,478)	11,144
Net income	$4,358	$23,440	$9,607	$794	$38,199

Note 18: Revenue from Contracts with Customers
The following table presents revenues within the scope of ASC Topic 606, Revenue from Contracts with Customers, along with the net amount of other sources of non-interest income that are within the scope of other GAAP topics, by reportable segment:

	Three months ended March 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,101	$25,018	$11,303	$47	$40,469
Wealth and investment services	9,412	—	—	(9)	9,403
Other	302	1,987	246	—	2,535
Revenue from contracts with customers	13,815	27,005	11,549	38	52,407
Other sources of non-interest income	11,362	—	4,522	8,466	24,350
Total non-interest income	$25,177	$27,005	$16,071	$8,504	$76,757

	Three months ended March 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$3,911	$24,842	$13,740	$77	$42,570
Wealth and investment services	8,746	—	—	(7)	8,739
Other	256	1,541	61	—	1,858
Revenue from contracts with customers	12,913	26,383	13,801	70	53,167
Other sources of non-interest income	9,503	—	4,642	6,066	20,211
Total non-interest income	$22,416	$26,383	$18,443	$6,136	$73,378

The major sources of revenue from contracts with customers are described below:
Deposit service fees predominately consist of fees earned from deposit accounts and interchange fees. Fees earned from deposit accounts relate to event-driven services and periodic account maintenance activities. Webster's obligations for event-driven services are satisfied at the time the service is delivered, while the obligations for maintenance services are satisfied monthly. Interchange fees are assessed as the performance obligation is satisfied, which is the point in time that the card transaction is authorized.
Wealth and investment services consists of fees earned from investment and securities-related services, trust, and other related services. Obligations for wealth and investment services are generally satisfied over time through a time-based measurement of progress, but certain obligations may be satisfied at points in time for activities that are transactional in nature.
These disaggregated amounts are reconciled to non-interest income as presented within Note 17: Segment Reporting. Contracts with customers did not generate significant contract assets and liabilities.

Note 19: Commitments and Contingencies
Credit-Related Financial Instruments
The Company offers credit-related financial instruments in the normal course of business to meet certain financing needs of its customers, that involve off-balance sheet risk. These transactions may include an unused commitment to extend credit, standby letter of credit, or a commercial letter of credit. Such transactions involve, to varying degrees, elements of credit risk.
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
Standby Letters of Credit. A standby letter of credit commits the Company to make payments on behalf of customers if certain specified future events occur. The Company has recourse against the customer for any amount required to be paid to a third party under a standby letter of credit, which is often part of a larger credit agreement under which security is provided. Historically, a large percentage of standby letters of credit expire without being funded. The contractual amount of a standby letter of credit represents the maximum amount of potential future payments the Company could be required to make, and is the Company's maximum credit risk.
Commercial Letters of Credit. A commercial letter of credit is issued to facilitate either domestic or foreign trade arrangements for customers. As a general rule, drafts are committed to be drawn when the goods underlying the transaction are in transit. Similar to a standby letter of credit, a commercial letter of credit is often secured by an underlying security agreement including the assets or inventory to which they relate.
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At March 31, 2021	At December 31, 2020
Commitments to extend credit	$6,483,939	$6,517,840
Standby letters of credit	213,282	207,201
Commercial letters of credit	48,111	30,522
Total credit-related financial instruments with off-balance sheet risk	$6,745,332	$6,755,563
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains an allowance for credit losses on unfunded loan commitments to provide for expected losses in connection with funding the unused portion of legal commitments to lend when those commitments are not unconditionally cancellable by Webster. Loss calculation factors are consistent with the ACL methodology for funded loans using PD and LGD applied to the underlying borrower risk and facility grades, a draw down factor applied to utilization rates, and relevant forecast information. This allowance is reported as a component of accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
The following table provides a summary of activity in the allowance for credit losses on unfunded loan commitments:

	Three months ended March 31,
(In thousands)	2021	2020
Beginning balance	$12,755	$2,367
Adoption of ASU No. 2016-13 (CECL)	—	9,139
Provision (benefit)	45	(1,422)
Ending balance	$12,800	$10,084

Note 20: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, March 31, 2021, through the date of issuance, and determined that, except for the pending merger discussed in Note 3: Business Developments, no other significant events were identified requiring recognition or disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The required information is set forth above in Item 1. Financial Statements, refer to Note 14: Derivative Financial Instruments, and in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, refer to the section captioned "Asset/Liability Management and Market Risk", which are incorporated herein for reference.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms, were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company's internal control over financial reporting during the quarter ended March 31, 2021, that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, Webster Financial Corporation, or its subsidiaries, are subject to certain legal proceedings and claims in the ordinary course of business. The Company intends to defend itself in all claims asserted against it, and management currently believes that the ultimate outcome of these proceedings will not be material, either individually or in the aggregate, to Webster or its consolidated financial position. Webster establishes an accrual for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings may occur that could cause Webster to adjust its litigation accrual or could have a material adverse effect, either individually or in the aggregate, on its business, financial condition, or operating results.
ITEM 1A. RISK FACTORS
As a result of Webster entering into a merger agreement with Sterling, certain risk factors have been identified:
Webster may not be able to complete the merger with Sterling, as the completion is contingent upon the satisfaction of a number of conditions, some of which are beyond both Webster's and Sterling's control.
Adoption of the merger agreement is subject to customary closing conditions, including the receipt of regulatory approvals and the requisite approvals of both Webster's shareholders and Sterling's shareholders. Conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, or Webster or Sterling may unilaterally elect to terminate the merger agreement. If the merger agreement is terminated under certain circumstances, Webster may be required to pay a $185.0 million termination fee to Sterling.
Webster and Sterling may also be subject to lawsuits challenging the merger, and adverse rulings in these lawsuits may delay or prevent the merger from being completed or require Webster or Sterling to incur significant costs to defend or settle these lawsuits. Any delay in completing the merger could cause Webster not to realize, or be delayed in realizing, some or all of the benefits that the Company expects to achieve if the merger is successfully completed within the anticipated time frame.
While the merger is pending, Webster will be subject to business uncertainties and contractual restrictions that could adversely affect its business and operations.
Uncertainty about the effect of the merger on employees, customers, and other persons with whom Webster or Sterling have a business relationship may have an adverse effect on Webster's business, operations and stock price. Existing customers of Webster and Sterling could decide to no longer do business with Webster, Sterling, or the combined company, reducing the anticipated benefits of the merger. Webster and Sterling are also subject to certain restrictions on the conduct of their respective businesses while the merger is pending. As a result, certain other projects may be delayed or abandoned and business decisions could be deferred. Employee retention at Sterling and Webster may be challenging before completion of the merger, as certain employees may experience uncertainty about their future roles with the combined company. These retention challenges would require Webster to incur additional expenses in order to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Webster, Sterling or the combined company, the benefits of the merger could be materially diminished.
Webster may fail to realize the anticipated benefits of the merger, or those benefits may take longer to realize than expected. Further, following the completion of the merger, Webster may also encounter significant difficulties in integrating with Sterling and its results could suffer if the Company does not effectively manage its operations.
Webster and Sterling have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on Webster’s ability to successfully integrate Sterling’s operations in a manner that results in various benefits and that does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses. Inconsistencies in standards, internal controls, procedures, and policies could adversely affect the combined company. The diversion of management's attention and any delays or difficulties encountered in connection with the merger and the integration of Sterling’s operations could have an adverse effect on the business, financial condition, and operating results of the combined company. If Webster experiences difficulties in the integration process, including those listed above, Webster may fail to realize the anticipated benefits of the merger in a timely manner or at all.
Upon the merger's completion, the size of Webster’s business will increase significantly. Webster’s future success depends, in part, upon the ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There is no guarantee that Webster will be successful or that Webster will realize the expected operating efficiencies, cost savings, and other benefits currently anticipated from the merger’s completion.
Webster is expected to incur substantial expenses related to the merger and integration with Sterling.
Both Webster and Sterling will incur substantial transaction costs and other expenses in connection with the merger, as there are various processes, policies, procedures, operations, technologies, and systems that must be integrated. Many of the expenses that will be incurred are inherently difficult to estimate accurately and could exceed the anticipated savings that Webster expects to achieve. While Webster has planned for an estimated level of expenses to be incurred, there are many factors beyond the Company’s control that could affect the total amount or the timing of charges to earnings.
The other risk factors that could affect the Company's financial condition or operating results remain unchanged from those previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (2)
January	1,161	$48.54	—	$123,443,785
February	54,672	55.63	—	123,443,785
March	14,215	57.03	—	123,443,785
Total	70,048	55.79	—	123,443,785
(1)The total number of shares purchased were acquired outside of the Company's common stock repurchase program at market prices and were related to stock compensation plan activity.
(2)Webster maintains a common stock repurchase program which authorizes management to purchase shares of its common stock in either open market or privately negotiated transactions, subject to market conditions and other factors. On October 29, 2019, the Company announced that its Board of Directors approved a modification to this program, originally approved on October 24, 2017, increasing the maximum dollar amount available for repurchase to $200 million. This program will remain in effect until fully utilized or until modified, superseded, or terminated. However, due to the Company's announcement of its pending merger agreement with Sterling on April 19, 2021, Webster may not purchase any shares under this program until the transaction is closed.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS
A list of exhibits to this Form 10-Q is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
2	Agreement and Plan of Merger, dated as of April 18, 2021, by and between Sterling Bancorp and Webster Financial Corporation		8-K	2.1	4/23/2021
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.3	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.4	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.5	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.7	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.8	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
4	Junior Subordinated Indenture, dated as of September 17, 2003, between the Company and US Bank, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures	X
10 (1)	Webster Financial Corporation 2021 Stock Incentive Plan, which amends the name of and also amends and restates the 1992 Stock Option Plan, effective April 22, 2021		DEF 14A	A	3/19/2021
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (2)
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Shareholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
		X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	X
(1) Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 6, 2021	By:	/s/ John R. Ciulla
John R. Ciulla
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2021	By:	/s/ Albert J. Wang
Albert J. Wang
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)