Form 10-Q
period 2021-06-30
WEBSTER FINANCIAL CORP
filed 2021-08-04
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ending June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   ☐ Yes   ☒ No
The number of shares of common stock, par value $.01 per share, outstanding as of July 30, 2021 was 90,592,291.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
AOCI (AOCL)	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligations
CMBS	Non-agency commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
COVID-19	Coronavirus
CVA (DVA)	Credit (debit) valuation adjustment
DTA	Deferred tax asset
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
LGD	Loss given default
NAV	Net asset value
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI (OCL)	Other comprehensive income (loss)
OREO	Other real estate owned
PD	Probability of default
PPNR	Pretax, pre-provision net revenue
ROU	Right-of-use
PPP	Small Business Administration Paycheck Protection Program
SEC	United States Securities and Exchange Commission
SERP	Supplemental executive defined benefit retirement plan
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables - Troubled Debt Restructurings by Creditors"
TPA	Third-party administrator
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation - Overall"
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

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
▪statements of plans, objectives, and expectations of Webster Financial Corporation (Webster) or its management or Board of Directors;
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
Forward-looking statements are based on Webster’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Webster’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause our actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
▪our ability to successfully execute our business plan and strategic initiatives, and manage any risks or uncertainties;
▪our ability to successfully achieve the anticipated cost reductions and operating efficiencies from previously announced strategic initiatives, including branch consolidations, process automation, organization simplification, and spending reductions, and avoid any higher than anticipated costs or delays in the ongoing implementation;
▪our ability to complete the merger with Sterling Bancorp (Sterling) and realize the anticipated benefits of the merger;
▪local, regional, national, and international economic conditions, and the impact they may have on us and our customers;
▪volatility and disruption in national and international financial markets;
▪the potential adverse effects of the ongoing novel coronavirus (COVID-19) pandemic, or other unusual and infrequently occurring events, and any governmental or societal responses thereto;
▪changes in laws and regulations, including those concerning banking, taxes, dividends, securities, insurance, and healthcare, with which we and our subsidiaries must comply;
▪adverse conditions in the securities markets that lead to impairment in the value of our investment securities and goodwill;
▪inflation, changes in interest rates, and monetary fluctuations;
▪the effects of the replacement of LIBOR as an interest rate benchmark;
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
▪the effect of changes in accounting policies and practices applicable to us, including impacts of recently adopted accounting guidance;
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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2020, included in Webster Financial Corporation's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 26, 2021, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Item 1 of this report. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be attained during the full year ending December 31, 2021, or any future period.
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
Pending Merger with Sterling Bancorp
On April 19, 2021, Webster and Sterling, a full-service regional bank headquartered in Pearl River, New York, that primarily serves the Greater New York metropolitan region, announced that their boards of directors approved by unanimous vote a definitive agreement under which the two companies will combine in an all-stock transaction. Under the terms of the agreement, Sterling will merge into Webster, and Sterling's shareholders will receive a fixed exchange ratio of 0.463 of a Webster common share for each share of Sterling common stock owned. In addition, at the effective time of the merger, each outstanding share of Sterling's Series A non-cumulative perpetual preferred stock will be converted into the right to receive a newly created series of Webster preferred stock having substantially the same terms. The merger is expected to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of Webster and Sterling. Based on the number of shares of both Sterling common stock and Webster common stock outstanding on July 2, 2021, it is estimated that following the completion of the merger, former holders of Webster common stock will own approximately 50.4% of the combined company, and former holders of Sterling common stock will own approximately 49.6% of the combined company.
In connection with the proposed transaction, the Company incurred $17.1 million of merger-related expenses during the three months ended June 30, 2021, primarily consisting of professional fees for investment banking, legal, accounting, and employee retention costs. There were no significant merger-related expenses incurred during the first quarter of 2021.
At June 30, 2021, Sterling reported $29.1 billion in assets, including $4.4 billion in investment securities and $20.7 billion in loans, $24.4 billion in liabilities, including $23.1 billion in deposits, and $4.7 billion in shareholders' equity.
Strategic Initiatives
During the fourth quarter of 2020, the Company launched a strategic plan to drive incremental revenue and cost savings measures across the organization through the consolidation of banking centers and corporate facilities, process automation, ancillary spend reduction, and other organizational actions. As of June 30, 2021, the Company completed all 26 of its announced banking center closures, has progressed on business process automation and ancillary spend reduction, and continues to realize operational efficiencies from the realignment of certain of the Company's business banking and investment services operations across its reportable segments.
Strategic initiative costs incurred during the six months ended June 30, 2021 included $2.1 million in severance due to voluntary terminations, $3.7 million in facilities optimization, and $4.8 million in other project costs. Additional costs will be incurred as the Company continues to manage the strategic plan and further realize operational benefits. The Company anticipates it will reach its expense reduction targets by the end of the fourth quarter of 2021.
Refer to Note 3: Business Developments and Note 17: Segment Reporting in the Notes to the Condensed Consolidated Financial Statements for additional information related to the financial statement impact of the strategic plan, as well as the "Segment Reporting" section contained elsewhere in this report for further details specific to the Company's segment changes.

COVID-19 Update
The COVID-19 pandemic has caused significant disruptions to the United States' economy, affecting banking and other financial activities in the areas in which the Company operates. In conjunction with the easing of restrictions imposed by state and local governments across Webster's footprint, the Company continues to increase its available building capacity in order to allow both employees and customers the opportunity to return to the office and use Webster's banking centers on a regular basis. Health and safety protocols remain in compliance with state and federal guidelines while we continue to monitor the spread of more contagious variants of the virus. Information regarding the effects and potential effects of the ongoing COVID-19 pandemic on Webster's business, operating results, and financial condition is further discussed throughout Item 2.
Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2021	2020	2021	2020
Earnings:
Net interest income	$220,852	$224,407	$444,616	$455,208
Provision for credit losses	(21,500)	40,000	(47,250)	116,000
Total non-interest income	72,702	60,076	149,459	133,454
Total non-interest expense	187,028	176,584	375,010	355,420
Net income	94,035	53,097	202,113	91,296
Earnings applicable to common shareholders	91,555	50,729	197,085	86,766
Share Data:
Weighted-average common shares outstanding - diluted	90,221	89,570	90,164	90,391
Diluted earnings per common share	$1.01	$0.57	$2.19	$0.96
Dividends and dividend equivalents declared per common share	0.40	0.40	0.80	0.80
Dividends declared per preferred share	328.13	328.13	656.25	656.25
Book value per common share	35.15	33.59	35.15	33.59
Tangible book value per common share (non-GAAP)	28.99	27.40	28.99	27.40
Selected Ratios:
Net interest margin	2.82%	2.99%	2.87%	3.11%
Return on average assets (annualized basis)	1.12	0.65	1.21	0.58
Return on average common shareholders' equity (annualized basis)	11.63	6.79	12.63	5.77
CET1 risk-based capital	11.66	11.17	11.66	11.17
Tangible common equity ratio (non-GAAP)	7.91	7.69	7.91	7.69
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	14.26	8.47	15.51	7.20
Efficiency ratio (non-GAAP)	56.64	60.04	57.56	59.01
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

The following tables reconcile non-GAAP financial measures with financial measures defined by GAAP:

	At June 30,
(Dollars and shares in thousands, except per share data)	2021	2020
Tangible book value per common share (non-GAAP):
Shareholders' equity (GAAP)	$3,329,705	$3,174,779
Less: Preferred stock (GAAP)	145,037	145,037
Goodwill and other intangible assets (GAAP)	558,485	558,367
Tangible common shareholders' equity (non-GAAP)	$2,626,183	$2,471,375
Common shares outstanding	90,594	90,194
Tangible book value per common share (non-GAAP)	$28.99	$27.40

Tangible common equity ratio (non-GAAP):
Tangible common shareholders' equity (non-GAAP)	$2,626,183	$2,471,375
Total assets (GAAP)	33,753,752	32,708,617
Less: Goodwill and other intangible assets (GAAP)	558,485	558,367
Tangible assets (non-GAAP)	$33,195,267	$32,150,250
Tangible common equity ratio (non-GAAP)	7.91%	7.69%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Return on average tangible common shareholders' equity (non-GAAP):
Net income (GAAP)	$94,035	$53,097	$202,113	$91,296
Less: Preferred stock dividends (GAAP)	1,969	1,969	3,938	3,938
Add: Intangible assets amortization, tax-effected (GAAP)	894	760	1,794	1,520
Income adjusted for preferred stock dividends and intangible assets amortization (non-GAAP)	$92,960	$51,888	$199,969	$88,878
Income adjusted for preferred stock dividends and intangible assets amortization, annualized (non-GAAP)	$371,840	$207,552	$399,938	$177,756
Average shareholders' equity (non-GAAP)	$3,311,406	$3,155,368	$3,282,962	$3,174,446
Less: Average preferred stock (non-GAAP)	145,037	145,037	145,037	145,037
Average goodwill and other intangible assets (non-GAAP)	559,032	558,835	559,599	559,311
Average tangible common shareholders' equity (non-GAAP)	$2,607,337	$2,451,496	$2,578,326	$2,470,098
Return on average tangible common shareholders' equity (non-GAAP)	14.26%	8.47%	15.51%	7.20%

Efficiency ratio (non-GAAP):
Non-interest expense (GAAP)	$187,028	$176,584	$375,010	$355,420
Less: Foreclosed property activity (GAAP)	(137)	(217)	(46)	(467)
Intangible assets amortization (GAAP)	1,132	962	2,271	1,924
Merger-related (non-GAAP)	17,047	—	17,047	—
Strategic initiatives (non-GAAP)	1,138	—	10,579	—
Non-interest expense (non-GAAP)	$167,848	$175,839	$345,159	$353,963
Net interest income (GAAP)	$220,852	$224,407	$444,616	$455,208
Add: Tax-equivalent adjustment (non-GAAP)	2,487	2,561	4,982	5,034
Non-interest income (GAAP)	72,702	60,076	149,459	133,454
Other (non-GAAP) (1)	309	5,804	586	6,103
Less: Gain on sale of investment securities, net (GAAP)	—	—	—	8
Income (non-GAAP)	$296,350	$292,848	$599,643	$599,791
Efficiency ratio (non-GAAP)	56.64%	60.04%	57.56%	59.01%
(1)Other (non-GAAP) includes low income housing tax credits for all periods and a $5.5 million discrete customer derivative fair value adjustment during the three and six months ended June 30, 2021.

Financial Performance
Comparison to Prior Year Quarter
Net income increased $40.9 million, or 77.1%, from $53.1 million for the three months ended June 30, 2020 to $94.0 million for the three months ended June 30, 2021, primarily due to a $61.5 million decrease in the provision for credit losses, which was partially offset by $18.2 million of merger-related and strategic initiatives charges.
Diluted earnings per common share increased $0.44, or 77.2%, from $0.57 for the three months ended June 30, 2020 to $1.01 for the three months ended June 30, 2021.
The efficiency ratio (non-GAAP) decreased 340 basis points from 60.04% for the three months ended June 30, 2020 to 56.64% for the three months ended June 30, 2021, primarily due to higher HSA interchange and other deposit service fees, increased investment service activity, and cost savings from the Company's strategic initiatives.
Comparison to Prior Year to Date
Net income increased $110.8 million, or 121.4%, from $91.3 million for the six months ended June 30, 2020 to $202.1 million for the six months ended June 30, 2021, primarily due to a $163.3 million decrease in the provision for credit losses, offset by the impact of the net decrease in rates on interest-earning assets and liabilities in addition to $27.6 million of merger-related and strategic initiatives charges.
Diluted earnings per common share increased $1.23, or 128.1%, from $0.96 for the six months ended June 30, 2020 to $2.19 for the six months ended June 30, 2021.
The efficiency ratio (non-GAAP) decreased 145 basis points from 59.01% for the six months ended June 30, 2020 to 57.56% for the six months ended June 30, 2021, primarily due to higher HSA interchange and other deposit service fees, increased investment service activity, and cost savings from the Company's strategic initiatives.

The following tables present daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans and leases	$21,413,439	$186,681	3.46%	$21,608,914	$197,317	3.63%
Investment securities (1)	8,834,859	46,582	2.13	8,579,213	56,465	2.69
FHLB and FRB stock	77,292	382	1.98	108,962	865	3.19
Interest-bearing deposits (2)	1,270,121	347	0.11	99,467	5	0.02
Securities	10,182,272	47,311	1.88	8,787,642	57,335	2.66
Loans held for sale	8,898	53	2.37	24,266	184	3.03
Total interest-earning assets	31,604,609	$234,045	2.95%	30,420,822	$254,836	3.35%
Non-interest-earning assets	1,901,412			2,062,534
Total assets	$33,506,021			$32,483,356

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$6,774,206	$—	—%	$5,823,655	$—	—%
Health savings accounts	7,446,735	1,650	0.09	6,846,210	2,604	0.15
Interest-bearing checking, money market and savings	12,365,074	1,603	0.05	10,390,143	6,462	0.25
Time deposits	2,114,889	1,841	0.35	2,869,471	9,739	1.36
Total deposits	28,700,904	5,094	0.07	25,929,479	18,805	0.29

Securities sold under agreements to repurchase and other borrowings	500,638	860	0.68	1,577,881	980	0.25
FHLB advances	138,483	534	1.52	839,830	3,748	1.77
Long-term debt (1)	565,874	4,218	3.22	570,679	4,335	3.31
Total borrowings	1,204,995	5,612	1.93	2,988,390	9,063	1.23
Total interest-bearing liabilities	29,905,899	$10,706	0.14%	28,917,869	$27,868	0.39%
Non-interest-bearing liabilities	288,716			410,119
Total liabilities	30,194,615			29,327,988

Preferred stock	145,037			145,037
Common shareholders' equity	3,166,369			3,010,331
Total shareholders' equity	3,311,406			3,155,368
Total liabilities and shareholders' equity	$33,506,021			$32,483,356
Tax-equivalent net interest income		$223,339			$226,968
Less: Tax-equivalent adjustments		(2,487)			(2,561)
Net interest income		$220,852			$224,407
Net interest margin			2.82%			2.99%
(1)For purposes of our yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.
(2)Interest-bearing deposits is a component of cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows in Item 1. Financial Statements.

	Six months ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans and leases	$21,447,192	$377,969	3.51%	$20,966,857	$414,235	3.93%
Investment securities (1)	8,862,314	92,859	2.13	8,449,480	114,873	2.77
FHLB and FRB stock	77,461	619	1.61	117,663	2,116	3.62
Interest-bearing deposits (2)	976,873	523	0.11	83,887	196	0.46
Securities	9,916,648	94,001	1.92	8,651,030	117,185	2.76
Loans held for sale	11,610	144	2.48	23,281	359	3.08
Total interest-earning assets	31,375,450	$472,114	3.01%	29,641,168	$531,779	3.59%
Non-interest-earning assets	1,941,640			1,996,765
Total assets	$33,317,090			$31,637,933

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$6,606,464	$—	—%	$5,170,280	$—	—%
Health savings accounts	7,448,943	3,257	0.09	6,803,784	5,900	0.17
Interest-bearing checking, money market and savings	12,181,295	3,323	0.06	10,053,559	18,865	0.38
Time deposits	2,242,250	4,953	0.45	2,968,514	21,883	1.48
Total deposits	28,478,952	11,533	0.08	24,996,137	46,648	0.38

Securities sold under agreements to repurchase and other borrowings	511,622	1,495	0.58	1,437,403	4,710	0.65
FHLB advances	137,143	1,047	1.52	1,082,865	10,617	1.94
Long-term debt (1)	566,462	8,441	3.22	560,964	9,562	3.66
Total borrowings	1,215,227	10,983	1.87	3,081,232	24,889	1.62
Total interest-bearing liabilities	29,694,179	$22,516	0.15%	28,077,369	$71,537	0.51%
Non-interest-bearing liabilities	339,949			386,118
Total liabilities	30,034,128			28,463,487

Preferred stock	145,037			145,037
Common shareholders' equity	3,137,925			3,029,409
Total shareholders' equity	3,282,962			3,174,446
Total liabilities and shareholders' equity	$33,317,090			$31,637,933
Tax-equivalent net interest income		$449,598			$460,242
Less: Tax-equivalent adjustments		(4,982)			(5,034)
Net interest income		$444,616			$455,208
Net interest margin			2.87%			3.11%
(1)For purposes of our yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.
(2)Interest-bearing deposits is a component of cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows in Item 1. Financial Statements.

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
NII is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. NII is the Company's largest source of revenue, representing 74.8% of total revenue for the six months ended June 30, 2021.
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
The federal funds rate target range was 0-0.25% at both June 30, 2021 and December 31, 2020, as compared to 1.50-1.75% at December 31, 2019. The benchmark 10-year U.S. Treasury rate increased to 1.45% at June 30, 2021 from 0.93% at December 31, 2020, as compared to 1.92% at December 31, 2019. Refer to the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Net Interest Income
Comparison to Prior Year Quarter
Net interest income decreased $3.6 million, or 1.58%, from $224.4 million for the three months ended June 30, 2020 to $220.9 million for the three months ended June 30, 2021. The quarter-over-quarter decrease in net interest income was also $3.6 million on a fully tax-equivalent basis.
Net interest margin decreased 17 basis points from 2.99% for the three months ended June 30, 2020 to 2.82% for the three months ended June 30, 2021. The decrease was primarily due to lower loan and securities yields, partially offset by deposit and borrowing costs, and Small Business Administration Paycheck Protection Program (PPP) loan fee accretion.
Comparison to Prior Year to Date
Net interest income decreased $10.6 million, or 2.33%, from $455.2 million for the six months ended June 30, 2020 to $444.6 million for the six months ended June 30, 2021. The year-over-year decrease in net interest income was also $10.6 million on a fully tax-equivalent basis.
Net interest margin decreased 24 basis points from 3.11% for the six months ended June 30, 2020 to 2.87% for the six months ended June 30, 2021. The decrease was primarily due to lower loan and securities yields, partially offset by deposit and borrowing costs, PPP loan fee accretion, and commercial portfolio loan growth.

Changes in Net Interest Income
The following table presents the components of the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended June 30,			Six months ended June 30,
	2021 vs. 2020 Increase (decrease) due to			2021 vs. 2020 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$(8,217)	$(2,419)	$(10,636)	$(46,890)	$10,624	$(36,266)
Loans held for sale	(10)	(122)	(132)	(35)	(180)	(215)
Securities (2)	(11,524)	1,501	(10,023)	(30,168)	6,984	(23,184)
Total interest income	$(19,751)	$(1,040)	$(20,791)	$(77,093)	$17,428	$(59,665)
Interest on interest-bearing liabilities:
Deposits	$(12,407)	$(1,304)	$(13,711)	$(34,051)	$(1,064)	$(35,115)
Borrowings	221	(3,672)	(3,451)	(1,589)	(12,317)	(13,906)
Total interest expense	$(12,186)	$(4,976)	$(17,162)	$(35,640)	$(13,381)	$(49,021)
Net change in net interest income	$(7,565)	$3,936	$(3,629)	$(41,453)	$30,809	$(10,644)

(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
(2)Securities include: investment securities, Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, and interest-bearing deposits.
Average loans and leases for the six months ended June 30, 2021 increased $0.5 billion as compared to the average balance for the six months ended June 30, 2020, primarily due to the origination of second round PPP loans. The loan and lease portfolio comprised 68.4% of the average interest-earning assets at June 30, 2021 as compared to 70.7% of the average interest-earning assets at June 30, 2020. The loan and lease portfolio yield decreased 42 basis points from 3.93% for the six months ended June 30, 2020 to 3.51% for the six months ended June 30, 2021. The decrease in the yield is primarily due to decreased prepayments and premium amortization.
Average securities for the six months ended June 30, 2021 increased $1.3 billion as compared to the average balance for the six months ended June 30, 2020. The securities portfolio comprised 31.6% of the average interest-earning assets at June 30, 2021 as compared to 29.2% of the average interest-earning assets at June 30, 2020. The securities portfolio yield decreased 84 basis points from 2.76% for the six months ended June 30, 2020 to 1.92% for the six months ended June 30, 2021. The decrease in yield is primarily due to higher premium amortization and lower yield from newly purchased securities.
Average total deposits for the six months ended June 30, 2021 increased $3.5 billion as compared to the average balance for the six months ended June 30, 2020. The increase was driven by transactional deposit products resulting from fiscal stimulus. The average cost of deposits decreased 30 basis points from 0.38% for the six months ended June 30, 2020 to 0.08% for the six months ended June 30, 2021, primarily due to deposit product mix and the repricing of maturing certificates of deposit. Higher cost time deposits decreased as a percentage of total interest-bearing deposits from 15.0% for the six months ended June 30, 2020 to 10.3% for the six months ended June 30, 2021, primarily due to customer migration for more liquid deposit products.
Average total borrowings for the six months ended June 30, 2021 decreased $1.9 billion as compared to the average balance for the six months ended June 30, 2020. Specifically, average securities sold under agreements to repurchase and other borrowings decreased $925.8 million and average FHLB advances decreased $945.7 million. The average cost of borrowings increased 25 basis points from 1.62% for the six months ended June 30, 2020 to 1.87% for the six months ended June 30, 2021. The increase is primarily a result of a change in the mix of borrowings types.

Provision for Credit Losses
Comparison to Prior Year Quarter
The provision for credit losses decreased $61.5 million, reflecting a benefit of $21.5 million for the three months ended June 30, 2021, as compared to an expense of $40.0 million for the three months ended June 30, 2020. The decrease is primarily attributed to improvements in the forecasted economic outlook and favorable credit trends, resulting in a release of reserves. Total net recoveries were $1.2 million for the three months ended June 30, 2021, as compared to net charge-offs of $16.4 million for the three months ended June 30, 2020.
Comparison to Prior Year to Date
The provision for credit losses decreased $163.3 million, reflecting a benefit of $47.3 million for the six months ended June 30, 2021, as compared to an expense of $116.0 million for the six months ended June 30, 2020. The decrease is primarily attributed to improvements in the forecasted economic outlook and favorable credit trends, resulting in a release of reserves. Total net charge-offs were $4.2 million and $24.2 million for the six months ended June 30, 2021 and 2020, respectively.
The allowance for credit losses on loans and leases coverage ratio decreased 23 basis points from 1.66% at December 31, 2020 to 1.43% at June 30, 2021. Refer to the sections captioned "Loans and Leases" through "Troubled Debt Restructurings" contained elsewhere in this report for further details.
Non-Interest Income

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Deposit service fees	$41,439	$35,839	$5,600	15.6%	$81,908	$78,409	$3,499	4.5%
Loan and lease related fees	7,862	6,968	894	12.8	16,175	13,464	2,711	20.1
Wealth and investment services	10,087	7,102	2,985	42.0	19,490	15,841	3,649	23.0
Mortgage banking activities	1,319	4,205	(2,886)	(68.6)	3,961	7,098	(3,137)	(44.2)
Increase in cash surrender value of life insurance policies	3,603	3,624	(21)	(0.6)	7,136	7,204	(68)	(0.9)
Gain on sale of investment securities, net	—	—	—	n/m	—	8	(8)	(100.0)
Other income	8,392	2,338	6,054	258.9	20,789	11,430	9,359	81.9
Total non-interest income	$72,702	$60,076	$12,626	21.0	$149,459	$133,454	$16,005	12.0
Comparison to Prior Year Quarter
Non-interest income increased $12.6 million, or 21.0%, from $60.1 million for the three months ended June 30, 2020 to $72.7 million for the three months ended June 30, 2021.
Deposit service fees totaled $41.4 million for the three months ended June 30, 2021, as compared to $35.8 million for the three months ended June 30, 2020. The increase is primarily due to higher interchange, overdraft, account service, and cash management fees.
Wealth and investment services totaled $10.1 million for the three months ended June 30, 2021, as compared to $7.1 million for the three months ended June 30, 2020. The increase was primarily due to increased customer driven investment services activity.
Mortgage banking activities totaled $1.3 million for the three months ended June 30, 2021, as compared to $4.2 million for the three months ended June 30, 2020. The decrease was primarily due to lower volume and spreads on loans originated for sale.
Other income totaled $8.4 million for the three months ended June 30, 2021, as compared to $2.3 million for the three months ended June 30, 2020. The increase was primarily due to fair value adjustments on customer derivatives and income from direct investments.
Comparison to Prior Year to Date
Non-interest income increased $16.0 million, or 12.0%, from $133.5 million for the six months ended June 30, 2020 to $149.5 million for the six months ended June 30, 2021.
Deposit service fees totaled $81.9 million for the six months ended June 30, 2021, as compared to $78.4 million for the six months ended June 30, 2020. The increase was primarily due to higher interchange and account service fees.
Loan and lease related fees totaled $16.2 million for the six months ended June 30, 2021, as compared to $13.5 million for the six months ended June 30, 2020. The increase was primarily due to mortgage servicing rights amortization and higher line usage fees, partially offset by the change in deferred loan origination fees.

Wealth and investment services totaled $19.5 million for the six months ended June 30, 2021, as compared to $15.8 million for the six months ended June 30, 2020. The increase was primarily due to increased customer driven investment services activity.
Mortgage banking activities totaled $4.0 million for the six months ended June 30, 2021, as compared to $7.1 million for the six months ended June 30, 2020. The decrease was primarily due to lower volume and spreads on loans originated for sale.
Other income totaled $20.8 million for the six months ended June 30, 2021, as compared to $11.4 million for the six months ended June 30, 2020. The increase was primarily due to fair value adjustments, income from direct investments, and higher investment and third-party administrator (TPA) closure fees at the Company's HSA division.
Non-Interest Expense

	Three months ended June 30,				Six months ended June 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Compensation and benefits	$97,754	$99,731	$(1,977)	(2.0)%	$205,354	$201,618	$3,736	1.9%
Occupancy	14,010	14,245	(235)	(1.6)	29,660	28,730	930	3.2
Technology and equipment	27,124	27,468	(344)	(1.3)	55,640	55,305	335	0.6
Intangible assets amortization	1,132	962	170	17.7	2,271	1,924	347	18.0
Marketing	3,227	3,286	(59)	(1.8)	5,731	6,788	(1,057)	(15.6)
Professional and outside services	21,025	6,158	14,867	241.4	30,801	11,821	18,980	160.6
Deposit insurance	3,749	5,015	(1,266)	(25.2)	7,705	9,740	(2,035)	(20.9)
Other expense	19,007	19,719	(712)	(3.6)	37,848	39,494	(1,646)	(4.2)
Total non-interest expense	$187,028	$176,584	$10,444	5.9	$375,010	$355,420	$19,590	5.5
Comparison to Prior Year Quarter
Non-interest expense increased $10.4 million, or 5.9%, from $176.6 million for the three months ended June 30, 2020 to $187.0 million for the three months ended June 30, 2021.
Compensation and benefits totaled $97.8 million for the three months ended June 30, 2021, as compared to $99.7 million for the three months ended June 30, 2020. The decrease was primarily due to the effects of the Company's strategic initiatives.
Professional and outside services totaled $21.0 million for the three months ended June 30, 2021, as compared to $6.2 million for the three months ended June 30, 2020. The increase was primarily due to merger-related and strategic initiatives charges.
Deposit insurance totaled $3.7 million for the three months ended June 30, 2021, as compared to $5.0 million for the three months ended June 30, 2020. The decrease was primarily due to improvement in the Company's liquidity position.
Comparison to Prior Year to Date
Non-interest expense increased $19.6 million, or 5.5%, from $355.4 million for the six months ended June 30, 2020 to $375.0 million for the six months ended June 30, 2021.
Compensation and benefits totaled $205.4 million for the six months ended June 30, 2021, as compared to $201.6 million for the six months ended June 30, 2020. The increase was primarily due to variable based compensation, partially offset by the effects of the Company's strategic initiatives.
Marketing totaled $5.7 million for the six months ended June 30, 2021, as compared to $6.8 million for the six months ended June 30, 2020. The decrease was primarily due to reductions in ancillary spending, including advertising and promotional fees.
Professional and outside services totaled $30.8 million for the six months ended June 30, 2021, as compared to $11.8 million for the six months ended June 30, 2020. The increase was primarily due to merger-related and strategic initiatives charges.
Deposit insurance totaled $7.7 million for the six months ended June 30, 2021, as compared to $9.7 million for the six months ended June 30, 2020. The decrease was primarily due to improvement in the Company's liquidity position.
Other expense totaled $37.8 million for the six months ended June 30, 2021, as compared to $39.5 million for the six months ended June 30, 2020. The decrease was primarily due to lower pension costs, business travel, and ancillary spending, partially offset by increases in miscellaneous loan-related expenses.

Income Taxes
Comparison to Prior Year Quarter
Webster recognized income tax expense of $34.0 million for the three months ended June 30, 2021 and $14.8 million for the three months ended June 30, 2020, reflecting effective tax rates of 26.6% and 21.8%, respectively.
The increase in income tax expense is due to a higher level of pre-tax income for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase in the effective tax rate for the three months ended June 30, 2021 reflects the effects of an estimated $16.1 million of the $17.1 million merger-related expenses recognized during the period as nondeductible for tax purposes, and a higher level of pre-tax income estimated for 2021 as compared to 2020.
Comparison to Prior Year to Date
Webster recognized income tax expense of $64.2 million for the six months ended June 30, 2021 and $25.9 million for the six months ended June 30, 2020, reflecting effective tax rates of 24.1% and 22.1%, respectively.
The increase in income tax expense is due to a higher level of pre-tax income for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase in the effective tax rate for the six months ended June 30, 2021 reflects the effects of a higher level of pre-tax income estimated for 2021 as compared to 2020, and the $16.1 million of the $17.1 million merger-related expenses recognized during the period as nondeductible for tax purposes. Those effects were partially offset by the recognition of $2.4 million of net tax benefits specific to the six months ended June 30, 2021, which includes $1.8 million of excess tax benefits from stock-based compensation, as compared to $0.2 million of net tax expense specific to the six months ended June 30, 2020, which included tax deficiencies of $0.6 million from stock-based compensation.
For additional information on Webster's income taxes, including its deferred tax assets (DTAs), refer to Note 10: Income Taxes in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Segment Reporting
Webster's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Retail Banking. These segments reflect how executive management responsibilities are assigned, how discrete financial information is evaluated, the type of customer served, and how products and services are provided. Segments are evaluated using pre-tax, pre-provision net revenue (PPNR). Certain Treasury activities, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category. For additional information regarding the Company’s reportable segments and its segment reporting methodology, refer to Note 17: Segment Reporting in the Notes to the Condensed Consolidated Financial Statements contained elsewhere in this report.
Effective January 1, 2021, management realigned certain of the Company's business banking and investment services operations to better serve its customers and deliver operational efficiencies. The previously reported Community Banking segment was also renamed as Retail Banking. Under this realignment, $1.9 billion of loans, $2.2 billion of deposits, and $3.9 billion of assets under administration (off-balance sheet) were reassigned from Retail Banking to Commercial Banking. Additionally, $131.0 million of goodwill was reallocated, on a relative fair value basis, from Retail Banking to Commercial Banking. Prior period amounts have been recasted to reflect the realignment.
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
HSA Bank offers a comprehensive consumer-directed healthcare solution that includes HSAs, health reimbursement arrangements, flexible spending accounts, and commuter benefits. HSAs are used in conjunction with high deductible health plans in order to facilitate tax advantages for account holders with respect to health care spending and savings, in accordance with applicable laws. HSAs are distributed nationwide directly to employers and individual consumers, as well as through national and regional insurance carriers, benefit consultants, and financial advisors. HSA Bank deposits provide long duration, low-cost funding that is used to minimize the Company’s use of wholesale funding in support of its loan growth. In addition, non-interest revenue is generated predominantly through service fees and interchange income.
Retail Banking serves consumer and small business banking customers by offering consumer deposit and fee-based services, residential mortgages, home equity lines, secured and unsecured loans, and credit card products through its consumer lending and small business banking business units. Retail Banking operates a distribution network consisting of 130 banking centers and 253 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and into Westchester County, New York.

Commercial Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Net interest income	$141,124	$128,123	$283,162	$245,710
Non-interest income	25,713	21,849	50,890	44,265
Non-interest expense	61,445	61,261	126,281	126,482
Pre-tax, pre-provision net revenue	$105,392	$88,711	$207,771	$163,493
Comparison to Prior Year Quarter
PPNR increased $16.7 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Net interest income increased $13.0 million, primarily driven by PPP loan fee accretion, and growth in loan and deposit balances. Non-interest income increased $3.9 million, driven by higher trust and investment service fees. Non-interest expense increased $0.2 million.
Comparison to Prior Year to Date
PPNR increased $44.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Net interest income increased $37.5 million, primarily driven by PPP loan fee accretion, and growth in loan and deposit balances. Non-interest income increased $6.6 million, driven by higher trust and investment service fees and loan related fees. Non-interest expense decreased $0.2 million.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2021	At December 31, 2020
Loans and leases	$14,654,087	$14,573,343
Deposits	8,844,273	8,190,997

Assets under administration/management (off-balance sheet)	7,060,851	6,585,795
Loans and leases increased $80.7 million at June 30, 2021 as compared to December 31, 2020. Loan originations in the six months ended June 30, 2021 and 2020 were $2.6 billion and $2.8 billion, respectively. The increase in loans was primarily related to commercial and commercial real estate originations, partially offset by increased prepayment activity and a decrease in PPP loans. Included in the June 30, 2021 balance was $347.9 million of second round PPP loan originations.
Deposits increased $653.3 million at June 30, 2021 as compared to December 31, 2020. The increase was primarily driven by excess customer liquidity as a result of government stimulus and reduced spending.
Commercial Banking held approximately $5.0 billion and $4.7 billion in assets under administration at June 30, 2021 and December 31, 2020, respectively, and $2.0 billion and $1.9 billion in assets under management at June 30, 2021 and December 31, 2020, respectively. The increase in assets under administration was due to both new business and market appreciation.

HSA Bank
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Net interest income	$42,193	$39,334	$84,302	$82,007
Non-interest income	26,554	23,103	53,559	49,486
Non-interest expense	32,792	34,020	69,042	71,098
Pre-tax net revenue	$35,955	$28,417	$68,819	$60,395
Comparison to Prior Year Quarter
Pre-tax net revenue increased $7.5 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Net interest income increased $2.9 million, primarily due to growth in deposits. Non-interest income increased $3.5 million, primarily due to increases in interchange, investment, and third-party administrator closure fees. Non-interest expense decreased $1.2 million, primarily due to reduced compensation and benefit expenses and outside service fees.
Comparison to Prior Year to Date
Pre-tax net revenue increased $8.4 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Net interest income increased $2.3 million, primarily due to growth in deposits. Non-interest income increased $4.1 million, primarily due to increases in interchange, investment, and third-party administrator closure fees. Non-interest expense decreased $2.1 million, primarily due to reduced outside service fees and travel expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2021	At December 31, 2020
Deposits	$7,323,421	$7,120,017

Assets under administration, through linked brokerage accounts (off-balance sheet)	3,383,670	2,852,877
Total footings	$10,707,091	$9,972,894
Deposits increased $203.4 million at June 30, 2021 as compared to December 31, 2020, primarily due to new accounts, as well as organic growth in existing account balances.
HSA Bank deposits accounted for 25.4% and 26.0% of total deposits at June 30, 2021 and December 31, 2020, respectively.
Assets under administration, through linked brokerage accounts, increased $530.8 million at June 30, 2021 as compared to December 31, 2020, primarily due to an increase in the number of account holders, as well as market appreciation during the six months ended June 30, 2021.

Retail Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Net interest income	$92,540	$81,609	$181,353	$162,808
Non-interest income	16,763	16,281	32,834	34,724
Non-interest expense	72,346	77,119	148,470	157,409
Pre-tax, pre-provision net revenue	$36,957	$20,771	$65,717	$40,123
Comparison to Prior Year Quarter
PPNR increased $16.2 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Net interest income increased $10.9 million, driven by PPP loan fee accretion and deposit growth, partially offset by lower consumer loan balances. Non-interest income increased $0.5 million, resulting from higher deposit-related service charges and loan servicing fee income, partially offset by lower fee income from mortgage banking activities. Non-interest expense decreased $4.8 million, driven by lower compensation and benefits, pension costs, occupancy, and marketing expenses.
Comparison to Prior Year to Date
PPNR increased $25.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Net interest income increased $18.5 million, driven by PPP loan fee accretion and deposit growth, partially offset by lower consumer loan balances. Non-interest income decreased $1.9 million, resulting from lower deposit-related service charges and income from mortgage banking activities, partially offset by higher loan servicing fee income. Non-interest expense decreased $8.9 million, driven by lower compensation and benefits, pension costs, occupancy, and marketing expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2021	At December 31, 2020
Loans	$6,820,876	$7,067,818
Deposits	12,680,453	12,023,600
Loans decreased $246.9 million at June 30, 2021 as compared to December 31, 2020. The decrease is due to lower small business, home equity, and other consumer loan balances, partially offset by higher residential mortgage balances.
Loan originations during the six months ended June 30, 2021 and 2020 were $1.7 billion and $1.4 billion, respectively. The $297.9 million increase resulted from $248.4 million of second round PPP loan originations coupled with increased residential mortgage and home equity originations in the lower interest rate environment.
Deposits increased $656.9 million at June 30, 2021 as compared to December 31, 2020, primarily due to two government stimulus payments to consumers and an additional round of PPP loan fundings, coupled with seasonally higher balances in business and consumer transaction accounts. This also drove balance increases in savings and money market products, partially offset by a decline in certificate of deposit balances.

Financial Condition
Total assets were $33.8 billion at June 30, 2021 as compared to $32.6 billion at December 31, 2020. The $1.2 billion increase was primarily driven by a $1.3 billion increase in interest-bearing deposits, partially offset by a $166.2 million decrease in loans and leases.
Total liabilities were $30.4 billion at June 30, 2021 as compared to $29.4 billion at December 31, 2020. The $1.0 billion increase was primarily driven by a $1.5 billion increase in deposits, specifically increases of $0.6 billion, $0.7 billion, $0.2 billion in demand deposits, interest-bearing deposits, and HSA deposits, respectively, and a $45.6 million increase in accrued expenses and other liabilities, partially offset by a $0.5 billion decrease in securities sold under agreements to repurchase and other borrowings.
Total shareholders' equity was $3.3 billion at June 30, 2021 as compared to $3.2 billion at December 31, 2020. The $95.1 million increase primarily reflects $202.1 million of net income recognized, offset by $36.4 million of other comprehensive loss (OCL), and $72.5 million and $3.9 million in dividends paid to common and preferred shareholders, respectively.
Book value per common share was $35.15 at June 30, 2021, as compared to $34.25 at December 31, 2020. On July 19, 2021, the Board of Directors declared a quarterly cash dividend to shareholders of $0.40 per common share. The Company will continue to monitor its ability to pay dividends at this level. Due to the Company's announcement of its pending merger agreement with Sterling, Webster is restricted from paying quarterly cash dividends in excess of the current level until the transaction is closed.
As of June 30, 2021, both the Company and the Bank were considered well-capitalized, meeting all capital requirements under the Basel III Capital Rules. In accordance with regulatory capital rules, the Company elected the option to delay the impact of the adoption of current expected credit losses (CECL) on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. Therefore, capital ratios and amounts as of June 30, 2021 exclude the impact of the increased allowance for credit losses on loans and leases, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of CECL. This resulted in a 26, 7, 26, and 17 basis point benefit to the Company's CET1 risk based capital, total risk based capital, tier 1 risk based capital, and tier 1 leverage capital, respectively, at June 30, 2021. The Company's capital ratios remain in excess of well capitalized even without the benefit of the CECL impact delay.
Refer to the selected financial highlights under the "Results of Operations" section and Note 12: Regulatory Matters in the accompanying Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.

Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. The Office of the Comptroller of the Currency (OCC) may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, the Holding Company may also directly hold investment securities. At June 30, 2021, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Through its Corporate Treasury function, Webster maintains investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories: available-for-sale, which currently consists of agency collateralized mortgage obligations (Agency CMO); agency mortgage-backed securities (Agency MBS); agency commercial mortgage-backed securities (Agency CMBS); non-agency commercial mortgage-backed securities (CMBS); collateralized loan obligations (CLO); and corporate debt, and held-to-maturity, which currently consists of Agency CMO; Agency MBS; Agency CMBS; municipal bonds and notes; and CMBS. Investment securities had a carrying value and an average risk weighting for regulatory purposes of $8.9 billion and 13%, respectively, at both June 30, 2021 and December 31, 2020.
Available-for-sale investment securities decreased $63.9 million, primarily due to paydowns exceeding purchases and a decline in fair value as a result of lower market rates. The tax-equivalent yield in the portfolio was 1.83% for the six months ended June 30, 2021 as compared to 2.62% for the six months ended June 30, 2020. Available-for-sale investment securities are evaluated for credit losses on a quarterly basis. Unrealized losses on these securities are attributable to factors other than credit loss, and therefore no ACL has been recorded. Further, the Company does not have the intent to sell these investment securities, and it is more likely than not that it will not be required to sell these securities before the recovery of their cost basis. Gross unrealized losses on available-for-sale investment securities were $14.2 million at June 30, 2021.
Held-to-maturity investment securities increased $55.4 million, primarily due to purchases exceeding paydown activity. The tax-equivalent yield in the portfolio was 2.30% for the six months ended June 30, 2021 as compared to 2.85% for the six months ended June 30, 2020. Held-to-maturity investment securities are evaluated for credit losses on a quarterly basis under CECL. The ACL on investment securities held-to-maturity was $0.4 million at June 30, 2021. Gross unrealized losses on held-to-maturity investment securities were $20.3 million at June 30, 2021.
The following table summarizes the amortized cost and fair value of investment securities:

	At June 30, 2021				At December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Agency CMO	$115,985	$4,366	$(23)	$120,328	$148,711	$6,000	$(98)	$154,613
Agency MBS	1,339,769	47,666	(4,905)	1,382,530	1,389,100	68,598	(289)	1,457,409
Agency CMBS	939,055	10,509	(8,167)	941,397	1,092,430	26,317	(1,514)	1,117,233
CMBS	754,192	1,008	(230)	754,970	512,759	1,082	(5,823)	508,018
CLO	50,000	8	(44)	49,964	76,693	—	(310)	76,383
Corporate debt	14,569	11	(876)	13,704	14,557	—	(1,437)	13,120
Available-for-sale	$3,213,570	$63,568	$(14,245)	$3,262,893	$3,234,250	$101,997	$(9,471)	$3,326,776
Held-to-maturity:
Agency CMO	$61,080	$1,425	$(63)	$62,442	$91,622	$1,785	$(241)	$93,166
Agency MBS	2,562,863	96,187	(3,684)	2,655,366	2,419,751	137,863	(84)	2,557,530
Agency CMBS	2,105,924	30,491	(16,545)	2,119,870	2,101,227	60,484	(2,213)	2,159,498
Municipal bonds and notes	715,195	56,218	—	771,413	739,507	60,371	(3)	799,875
CMBS	178,563	6,501	—	185,064	216,081	9,214	—	225,295
Held-to-maturity	$5,623,625	$190,822	$(20,292)	$5,794,155	$5,568,188	$269,717	$(2,541)	$5,835,364
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

Loans and Leases
The following table provides the composition of loans and leases:

	At June 30, 2021		At December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$6,843,415	31.9	$7,085,076	32.8
Asset-based	943,961	4.4	890,598	4.1
Commercial real estate	6,410,672	29.9	6,322,637	29.2
Equipment financing	630,343	2.9	602,224	2.8
Residential	4,856,302	22.6	4,782,016	22.1
Home equity	1,677,136	7.8	1,802,865	8.3
Other consumer	113,172	0.5	155,799	0.7
Total loans and leases	$21,475,001	100.0	$21,641,215	100.0
Total commercial non-mortgage and asset-based loans were $7.8 billion at June 30, 2021, reflecting a decrease of $188.3 million from December 31, 2020. The decrease is primarily the result of higher principal paydowns.
Commercial real estate loans were $6.4 billion at June 30, 2021, reflecting an increase of $88.0 million from December 31, 2020. The increase is a result of originations of $642.8 million, partially offset by loan payments.
Equipment financing was $630.3 million at June 30, 2021, reflecting an increase of $28.1 million from December 31, 2020. The increase is a result of originations of $133.4 million, partially offset by loan payments.
Residential loans were $4.9 billion at June 30, 2021, reflecting an increase of $74.3 million from December 31, 2020. The increase is a result of originations of $1.0 billion, partially offset by loan payments.
Total home equity and other consumer loans were $1.8 billion at June 30, 2021, reflecting a decrease of $168.4 million from December 31, 2020. The decrease is primarily due to continued net principal paydowns within the home equity lines.
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
COVID-19 Payment Modification Activities
The Company has accommodated over 2,500 customers impacted by COVID-19 through payment-related deferrals. As of June 30, 2021, loan balances associated with these modifications, in their deferral period, totaled approximately $133.1 million. This balance includes all loans associated with a customer relationship where at least one loan has been modified or is in process of modification. A significant portion of the loan balances associated with these modifications would not be considered a TDR based on the nature of the modification. Certain other modifications that would otherwise be considered a TDR are subject to TDR accounting relief through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Interagency Statement. Included in the $133.1 million are the $120.3 million of loan balances associated with the CARES Act and Interagency Statement, as discussed below. The Company continues to actively monitor customer relationships associated with these modified loans. The impact of these modifications is reflected in our allowance for credit losses on loans and leases.
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
As of June 30, 2021, loan balances associated with loan modifications designated in connection with these relief provisions in their deferral period totaled approximately $120.3 million. These modifications represent payment deferrals, generally three to six months in length. The $16.7 million decrease from $137.0 million at March 31, 2021 is primarily the result of borrowers exiting their payment deferral period. The Company will continue to evaluate the effectiveness of the loan modification program as the deferral periods end. For additional information on the accounting for loan modifications under Section 4013 of the CARES Act and the Interagency Statement, refer to Note 1 to the Consolidated Financial Statements included in Webster's 2020 Form 10-K.
Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of the individual borrower. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Common modifications include material changes in covenants, pricing, and forbearance. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus, at the date of discharge, are charged down to the fair value of collateral less costs to sell.
The Company’s policy is to place consumer loan TDRs on non-accrual status for a minimum period of six months, except for those that were performing prior to TDR status. Commercial TDRs are evaluated on a case-by-case basis for determination of accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. Generally, a TDR is classified and reported as a TDR for the remaining life of the loan. TDR classification may be removed if the loan was restructured under market conditions and the borrower demonstrates compliance with the modified terms for a minimum period of six months. In the limited circumstance that a TDR classification is removed, the loan is returned to the appropriate pool and credit losses are determined through the collective assessment process.

The following tables provide information for loans classified as TDRs:

	Six months ended June 30,
(In thousands)	2021	2020
Beginning balance	$235,427	$237,438
Additions	3,820	52,385
Paydowns, net of draws	(52,331)	(23,997)
Charge-offs	(2,248)	(3,084)
Transfers to OREO	(325)	(1,296)
Ending balance	$184,343	$261,446

(In thousands)	At June 30, 2021	At December 31, 2020
Accrual status	$119,707	$140,089
Non-accrual status	64,636	95,338
Total TDRs	$184,343	$235,427

Specific reserves for TDRs included in the balance of ACL on loans and leases	$11,726	$12,728
Additional funds committed to borrowers in TDR status	13,512	12,895
TDR balances decreased $51.1 million at June 30, 2021 as compared to December 31, 2020, primarily due to increased paydown activity. Specific reserves for TDRs decreased from year end reflective of management’s current assessment of reserve requirements. Qualifying loan modifications in connection with Section 4013 of the CARES Act or Interagency Statement are excluded from TDR identification.
Past Due Loans and Leases
The following table provides information on loans and leases that are accruing income and are past due 30 days or more:

	At June 30, 2021		At December 31, 2020
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Commercial non-mortgage	$1,138	0.02	$1,503	0.02
Asset-based lending	—	—	1,175	0.13
Commercial real estate	1,679	0.03	3,003	0.05
Equipment financing	2,016	0.32	7,415	1.24
Residential	4,690	0.10	10,623	0.22
Home equity	8,016	0.48	7,246	0.41
Other consumer	813	0.72	1,474	0.95
Loans and leases past due 30-89 days	18,352	0.09	32,439	0.15
Commercial non-mortgage loans and leases past due 90 days and accruing	25	—	445	0.01
Total	18,377	0.09	32,884	0.15
Net deferred (fees) costs and net (premiums) discounts	40		98
Total loans and leases past due 30 days or more and accruing income	$18,417		$32,982
(1)Past due loans and leases exclude non-accrual loans and leases.
(2)Represents the principal balance of loans and leases that are accruing income and are past due 30 days as a percentage of the outstanding principal balance within the comparable loan and lease category.
Loans and leases that are accruing income and are past due 30 days or more decreased $14.6 million at June 30, 2021 as compared to December 31, 2020. The ratio of loans and leases that are accruing income and are past due 30 days or more as a percentage of total loans and leases decreased to 0.09% at June 30, 2021 as compared to 0.15% at December 31, 2020.

Non-performing Assets
The following table provides information on non-performing assets:

	At June 30, 2021		At December 31, 2020
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$49,669	0.72	$64,200	0.90
Asset-based	2,403	0.25	2,622	0.29
Commercial real estate	12,687	0.20	21,222	0.34
Equipment financing	8,162	1.31	7,299	1.22
Residential	21,467	0.45	41,033	0.86
Home equity	25,942	1.56	30,980	1.73
Other consumer	411	0.36	649	0.42
Total non-accrual loans and leases	120,741	0.56	168,005	0.78
Net deferred (fees) costs and net (premiums) discounts	(137)		(45)
Amortized cost of non-accrual loans and leases (2)	$120,604		$167,960

Total non-accrual loans and leases	$120,741		$168,005
Foreclosed and repossessed assets:
Commercial non-mortgage	—		175
Residential and consumer	2,756		2,134
Total foreclosed and repossessed assets	2,756		2,309
Total non-performing assets	$123,497		$170,314
(1)Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.
(2)Includes non-accrual TDRs of $64.6 million and $95.3 million at June 30, 2021 and December 31, 2020, respectively.
Non-performing assets decreased $46.8 million at June 30, 2021 as compared to December 31, 2020. Non-performing assets as a percentage of total assets decreased to 0.37% at June 30, 2021 as compared to 0.52% at December 31, 2020.
The following table provides details of non-performing loan and lease activity:

	Six months ended June 30,
(In thousands)	2021	2020
Beginning balance	$168,005	$150,906
Additions	24,345	62,952
Paydowns, net of draws	(40,284)	(9,874)
Charge-offs	(8,654)	(25,880)
Other	(22,671)	(5,050)
Ending balance	$120,741	$173,054
(1)Other generally includes loans transferred to OREO, or loans held for sale. The 2021 amount also includes $19.7 million of consumer loans that were sold during the period.

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
The following table provides key asset quality ratios:

	At June 30, 2021	At December 31, 2020
Non-performing loans and leases as a percentage of loans and leases	0.56%	0.78%
Non-performing assets as a percentage of loans and leases plus other real estate owned (OREO)	0.57	0.79
Non-performing assets as a percentage of total assets	0.37	0.52
ACL on loans and leases as a percentage of non-performing loans and leases	255.05	213.94
ACL on loans and leases as a percentage of loans and leases	1.43	1.66
Net charge-offs as a percentage of average loans and leases (1)	0.04	0.21
Ratio of ACL on loans and leases to net charge-offs (1)	37.08x	7.97x
(1)Calculated for the June 30, 2021 period based on annualized year-to-date net charge-offs.
These ratio calculations include the impact of PPP loans totaling $846.0 million and $1.3 billion for which there was no allowance for credit losses recorded at June 30, 2021 and December 31, 2020, respectively.
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
Potential problem loans and leases exclude loans and leases that are accruing income and are past due 90 days or more, non-accrual loans and leases, and TDRs. Certain loans with modifications related to COVID-19 are not reflected as potential problem loans and have not reported as TDRs due to relief provisions of the CARES Act and Interagency Statement, as discussed elsewhere in this section. As uncertainties related to the pandemic still exist, there is a risk that some of these modified loans may become potential problem loans at a later date.
Management monitors potential problem loans and leases due to a higher degree of risk associated with those loans and leases. The current expectation of lifetime losses is included in the ACL on loans and leases, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $259.1 million at June 30, 2021 as compared to $335.1 million at December 31, 2020.
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
The ACL on loans and leases represents the total of estimated losses calculated through collective and individual assessments. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated using the Company's loan reporting systems. While actual future conditions and losses realized may vary significantly from present judgments and assumptions, management believes the ACL on loans and leases is adequate as of June 30, 2021. For additional information on the Company's ACL methodology, refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Webster's 2020 Form 10-K.
Allowance for Credit Losses on Loans and Leases Balances and Ratios
The ACL on loans and leases decreased $51.5 million, or 14.3%, from $359.4 million at December 31, 2020 to $307.9 million at June 30, 2021. The decrease in the allowance is primarily attributed to improvements in the forecasted economic outlook and favorable credit trends, resulting in a release of reserves. The ACL on loans and leases as a percentage of total loans and leases, also known as the reserve coverage ratio, decreased from 1.66% at December 31, 2020 to 1.43% at June 30, 2021. The ACL on loans and leases as a percentage of non-performing loans and leases increased from 213.94% at December 31, 2020 to 255.05% at June 30, 2021, primarily due to the sale of $19.7 million of non-performing consumer and residential loans during the second quarter of 2021 and increased paydown activity.
The following table provides information on the portfolio allocation of the ACL on loans and leases:

	At June 30, 2021		At December 31, 2020
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial portfolio	$263,071	1.77	$312,244	2.10
Consumer portfolio	44,874	0.68	47,187	0.70
Total ACL on loans and leases	$307,945	1.43	$359,431	1.66
(1)Percentage represents the allocated ACL on loans and leases to total loans and leases within the comparable category. The allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides details of the activity in the ACL on loans and leases:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$328,351	$334,931	$359,431	$209,096
Adoption of ASU No. 2016-13 (CECL)	—	—	—	57,568
(Benefit) provision	(21,574)	40,003	(47,333)	116,088
Charge-offs:
Commercial non-mortgage	(431)	(14,727)	(1,510)	(20,166)
Commercial real estate	(163)	—	(5,320)	(30)
Equipment financing	—	(567)	(85)	(672)
Residential	(1,105)	(194)	(1,485)	(1,705)
Home equity	(244)	(490)	(938)	(1,351)
Other consumer	(1,459)	(2,096)	(3,359)	(4,311)
Total charge-offs	(3,402)	(18,074)	(12,697)	(28,235)
Recoveries:
Commercial non-mortgage	824	249	1,033	758
Asset-based	2	10	1,426	13
Commercial real estate	10	2	13	5
Equipment financing	—	22	—	71
Residential	782	83	1,940	318
Home equity	2,448	817	3,172	1,855
Other consumer	504	479	960	985
Total recoveries	4,570	1,662	8,544	4,005
Net charge-offs	1,168	(16,412)	(4,153)	(24,230)
Ending balance	$307,945	$358,522	$307,945	$358,522
The following table provides a summary of net charge-offs to average loans and leases by portfolio:

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial portfolio	$(242)	(0.01)	$15,011	0.41	$4,443	0.06	$20,021	0.29
Consumer portfolio	(926)	(0.06)	1,401	0.08	(290)	(0.01)	4,209	0.12
Net (recoveries) charge-offs	$(1,168)	(0.02)	$16,412	0.30	$4,153	0.04	$24,230	0.23
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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB of Boston is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB Boston capital stock of $16.6 million at June 30, 2021 compared to $17.5 million at December 31, 2020 for its FHLB membership and for outstanding advances and other extensions of credit. The most recent FHLB quarterly cash dividend was paid on May 4, 2021 in an amount equal to an annual yield of 1.54%.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. Webster Bank held $60.3 million and $60.1 million of FRB capital stock at June 30, 2021 and December 31, 2020, respectively. The most recent FRB semi-annual cash dividend was paid on June 30, 2021 in an amount equal to an annual yield of 1.50%.
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
Total deposits were $28.8 billion at June 30, 2021 as compared to $27.3 billion at December 31, 2020. The increase is primarily related to a combination of an increase in transactional accounts of $1.8 billion due to customer PPP loan funding pending utilization, other stimulus effects, and lower customer spending. Refer to Note 9: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. FHLB advances are utilized as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $0.1 billion at both June 30, 2021 and December 31, 2020. Webster Bank had additional borrowing capacity of approximately $4.5 billion and $4.7 billion from the FHLB at June 30, 2021 and December 31, 2020, respectively, and $1.3 billion from the FRB at both June 30, 2021 and December 31, 2020.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase such securities at a fixed price in the future, are also utilized as a source of funding. Unpledged investment securities of $4.5 billion at June 30, 2021 could have been used for collateral on borrowings such as repurchase agreements, or to increase borrowing capacity by approximately $4.2 billion or $4.4 billion at the FHLB or FRB, respectively. Additionally, Webster Bank may utilize term and overnight federal funds to meet short-term liquidity needs.
Long-term debt, which consists of senior fixed-rate notes maturing in 2024 and 2029, and junior subordinated notes maturing in 2033, totaled $0.6 billion at both June 30, 2021 and December 31, 2020.
Total borrowed funds were $1.2 billion at June 30, 2021 as compared to $1.7 billion at December 31, 2020, and represented 3.6% and 5.2% of total assets at June 30, 2021 and December 31, 2020, respectively. The decrease is due to deposit growth exceeding loan and securities growth. For additional information, refer to Note 10: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

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
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. During the six months ended June 30, 2021, Webster Bank paid $120.0 million in dividends to the Holding Company. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and junior subordinated debt, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2020 Form 10-K. At June 30, 2021, there was $379.8 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors with $123.4 million of remaining repurchase authority at June 30, 2021. Due to the Company's announcement of its pending merger agreement with Sterling, Webster may not purchase any shares under this program until the transaction is closed. Additionally, the Company periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. During the six months ended June 30, 2021, a total of 71,903 shares of common stock were repurchased at a market value of approximately $4.0 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, which are used to support loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 74.4% and 79.2% at June 30, 2021 and December 31, 2020, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on factors such as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of June 30, 2021. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
As an OCC regulated commercial institution, Webster Bank is also required to satisfy certain minimum leverage and risk-based capital requirements, as well as minimum tangible capital requirements. As of June 30, 2021, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. Refer to Note 12: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to the Holding Company and Webster Bank.
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
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on NII over a twelve month period, starting at June 30, 2021 and December 31, 2020 for each subsequent twelve month period as compared to NII, assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
June 30, 2021	n/a	n/a	5.4%	11.6%
December 31, 2020	n/a	n/a	1.7%	4.7%

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on PPNR over a twelve month period, starting at June 30, 2021 and December 31, 2020 for each subsequent twelve month period as compared to PPNR, assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
June 30, 2021	n/a	n/a	8.8%	19.0%
December 31, 2020	n/a	n/a	2.4%	7.1%
Interest rates are assumed to change up or down in a parallel fashion, and the NII and PPNR results in each scenario are compared to a flat rate based scenario. The flat rate scenario holds the end of period yield curve constant over a twelve month forecasted horizon. Such scenario at both June 30, 2021 and December 31, 2020 assumed a federal funds rate of 0.25%. Asset sensitivity for both NII and PPNR increased at June 30, 2021 as compared to December 31, 2020, primarily due to changes in deposit beta assumptions, which were approved by the Company's ALCO and are reflective of management's current deposit pricing strategy. Loans at floors have increased to approximately $4.0 billion at June 30, 2021, lowering overall asset sensitivity, but is being offset by increased cash levels at the FRB due to elevated deposits. When interest rates start to rise, not all of these loans will immediately lift off of their floors. Due to the lower rate environment at both June 30, 2021 and December 31, 2020, management does not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were previously modeled when market rates were higher.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on NII for the subsequent twelve month period starting at June 30, 2021 and December 31, 2020:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2021	n/a	n/a	3.6%	7.9%	(3.1)%	(1.5)%	1.4%	2.8%
December 31, 2020	n/a	n/a	0.2%	1.5%	n/a	(2.2)%	1.0%	2.5%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on PPNR for the subsequent twelve month period starting at June 30, 2021 and December 31, 2020:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2021	n/a	n/a	6.0%	13.1%	(5.1)%	(2.6)%	2.4%	4.6%
December 31, 2020	n/a	n/a	(0.3)%	1.7%	n/a	(4.0)%	1.8%	4.4%
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
Sensitivity to the short end of the yield curve for both NII and PPNR increased at June 30, 2021 as compared to December 31, 2020 due to excess cash at the FRB. As rates rise, this cash can be deployed into higher yielding assets. NII and PPNR were less sensitive to changes in the long end of the yield curve at June 30, 2021 as compared to December 31, 2020, due to slower forecast prepayment speeds resulting from increases in the long end of the yield curve, which shortens asset duration for MBS and residential mortgages. Due to the lower rate environment at June 30, 2021, management does not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were modeled at December 31, 2020.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at June 30, 2021 and December 31, 2020, and the projected change to economic values if interest rates were to instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 bp	+100 bp
June 30, 2021
Assets	$33,753,752	$33,481,272	n/a	$(726,608)
Liabilities	30,424,047	29,437,861	n/a	(1,010,173)
Net	$3,329,705	$4,043,411	n/a	$283,565
Net change as % base net economic value			n/a	7.0%

December 31, 2020
Assets	$32,590,690	$32,546,388	n/a	$(625,173)
Liabilities	29,356,065	29,357,878	n/a	(1,058,460)
Net	$3,234,625	$3,188,510	n/a	$433,287
Net change as % base net economic value			n/a	13.6%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched, and thus would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 2.1 years and negative 1.9 years at June 30, 2021 and December 31, 2020, respectively. A negative duration gap implies that liabilities are longer than assets, and therefore, have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and, in turn, decrease when interest rates fall over the longer term absent the effects of new business booked in the future. At June 30, 2021, long-term rates have risen by 52 basis points as compared to December 31, 2020. This higher starting point lengthens asset duration by decreasing residential loan and MBS prepayment speeds.
These estimates assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Both the earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at June 30, 2021 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to take additional action in the event that interest rates do change rapidly.
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

Application of Critical Accounting Policies and Accounting Estimates
The Company’s significant accounting policies are described in Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements included in its 2020 Annual Report on Form 10-K. Modifications to significant accounting policies, if made during the year, are described in Note 1: Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Item 1 of this report. The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.
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
Recently Issued Accounting Standards Updates (ASUs)
Refer to Note 1: Summary of Significant Accounting Policies in the accompanying Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a summary of recently issued ASUs and the expected impact on the Company's consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$193,430	$193,501
Interest-bearing deposits	1,386,463	69,603
Investment securities available-for-sale, at fair value	3,262,893	3,326,776
Investment securities held-to-maturity, net of allowance for credit losses of $382 and $299	5,623,243	5,567,889
Federal Home Loan Bank and Federal Reserve Bank stock	76,874	77,594
Loans held for sale (valued under fair value option $4,335 and $14,000)	4,335	14,012
Loans and leases	21,475,001	21,641,215
Allowance for credit losses on loans and leases	(307,945)	(359,431)
Loans and leases, net	21,167,056	21,281,784
Deferred tax assets, net	78,268	81,286
Premises and equipment, net	215,716	226,743
Goodwill	538,373	538,373
Other intangible assets, net	20,112	22,383
Cash surrender value of life insurance policies	570,380	564,195
Accrued interest receivable and other assets	616,609	626,551
Total assets	$33,753,752	$32,590,690
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$6,751,373	$6,155,592
Interest-bearing	22,095,593	21,179,844
Total deposits	28,846,966	27,335,436
Securities sold under agreements to repurchase and other borrowings	507,124	995,355
Federal Home Loan Bank advances	138,444	133,164
Long-term debt	565,297	567,663
Operating lease liabilities	154,461	158,280
Accrued expenses and other liabilities	211,755	166,167
Total liabilities	30,424,047	29,356,065
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $0.01 par value; Authorized - 200,000,0000 shares:
Issued (93,686,311 shares)	937	937
Paid-in capital	1,101,126	1,109,532
Retained earnings	2,203,160	2,077,522
Treasury stock, at cost (3,092,351 and 3,487,389 shares)	(126,445)	(140,659)
Accumulated other comprehensive income, net of tax	5,890	42,256
Total shareholders' equity	3,329,705	3,234,625
Total liabilities and shareholders' equity	$33,753,752	$32,590,690
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Interest Income:
Interest and fees on loans and leases	$185,919	$196,521	$376,455	$412,708
Taxable interest and dividends on investments	40,303	50,069	79,917	102,691
Non-taxable interest on investment securities	5,283	5,501	10,616	10,987
Loans held for sale	53	184	144	359
Total interest income	231,558	252,275	467,132	526,745
Interest Expense:
Deposits	5,094	18,805	11,533	46,648
Securities sold under agreements to repurchase and other borrowings	860	980	1,495	4,710
Federal Home Loan Bank advances	534	3,748	1,047	10,617
Long-term debt	4,218	4,335	8,441	9,562
Total interest expense	10,706	27,868	22,516	71,537
Net interest income	220,852	224,407	444,616	455,208
Provision for credit losses	(21,500)	40,000	(47,250)	116,000
Net interest income after provision for credit losses	242,352	184,407	491,866	339,208
Non-interest Income:
Deposit service fees	41,439	35,839	81,908	78,409
Loan and lease related fees	7,862	6,968	16,175	13,464
Wealth and investment services	10,087	7,102	19,490	15,841
Mortgage banking activities	1,319	4,205	3,961	7,098
Increase in cash surrender value of life insurance policies	3,603	3,624	7,136	7,204
Gain on sale of investment securities, net	—	—	—	8
Other income	8,392	2,338	20,789	11,430
Total non-interest income	72,702	60,076	149,459	133,454
Non-interest Expense:
Compensation and benefits	97,754	99,731	205,354	201,618
Occupancy	14,010	14,245	29,660	28,730
Technology and equipment	27,124	27,468	55,640	55,305
Intangible assets amortization	1,132	962	2,271	1,924
Marketing	3,227	3,286	5,731	6,788
Professional and outside services	21,025	6,158	30,801	11,821
Deposit insurance	3,749	5,015	7,705	9,740
Other expense	19,007	19,719	37,848	39,494
Total non-interest expense	187,028	176,584	375,010	355,420
Income before income tax expense	128,026	67,899	266,315	117,242
Income tax expense	33,991	14,802	64,202	25,946
Net income	94,035	53,097	202,113	91,296
Preferred stock dividends and other	(2,480)	(2,368)	(5,028)	(4,530)
Earnings applicable to common shareholders	$91,555	$50,729	$197,085	$86,766

Earnings per common share:
Basic	$1.02	$0.57	$2.19	$0.96
Diluted	1.01	0.57	2.19	0.96
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Net income	$94,035	$53,097	$202,113	$91,296
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(1,473)	61,914	(31,826)	46,225
Derivative instruments	(1,652)	3,601	(6,024)	29,833
Defined benefit pension and other postretirement benefit plans	741	730	1,484	1,459
Other comprehensive (loss) income, net of tax	(2,384)	66,245	(36,366)	77,517
Comprehensive income	$91,651	$119,342	$165,747	$168,813
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended June 30, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at March 31, 2021	$145,037	$937	$1,105,137	$2,147,436	$(133,893)	$8,274	$3,272,928
Net income	—	—	—	94,035	—	—	94,035
Other comprehensive (loss), net of tax	—	—	—	—	—	(2,384)	(2,384)
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,342)	—	—	(36,342)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	(3,960)	—	7,428	—	3,468
Exercise of stock options	—	—	(51)	—	123	—	72
Common shares acquired from stock compensation plan activity	—	—	—	—	(103)	—	(103)
Balance at June 30, 2021	$145,037	$937	$1,101,126	$2,203,160	$(126,445)	$5,890	$3,329,705

	At or for the three months ended June 30, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
Balance at March 31, 2020	$145,037	$937	$1,101,324	$2,009,541	$(141,797)	$(24,800)	$3,090,242
Net income	—	—	—	53,097	—	—	53,097
Other comprehensive income, net of tax	—	—	—	—	—	66,245	66,245
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,182)	—	—	(36,182)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	2,432	—	973	—	3,405
Common shares acquired from stock compensation plan activity	—	—	—	—	(59)	—	(59)
Balance at June 30, 2020	$145,037	$937	$1,103,756	$2,024,487	$(140,883)	$41,445	$3,174,779

	At or for the six months ended June 30, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2020	$145,037	$937	$1,109,532	$2,077,522	$(140,659)	$42,256	$3,234,625
Net income	—	—	—	202,113	—	—	202,113
Other comprehensive (loss), net of tax	—	—	—	—	—	(36,366)	(36,366)
Common stock dividends/equivalents $0.80 per share	—	—	—	(72,537)	—	—	(72,537)
Series F preferred stock dividends $656.250 per share	—	—	—	(3,938)	—	—	(3,938)
Stock-based compensation	—	—	(3,311)	—	9,744	—	6,433
Exercise of stock options	—	—	(5,095)	—	8,481	—	3,386
Common shares acquired from stock compensation plan activity	—	—	—	—	(4,011)	—	(4,011)
Balance at June 30, 2021	$145,037	$937	$1,101,126	$2,203,160	$(126,445)	$5,890	$3,329,705

	At or for the six months ended June 30, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2019	$145,037	$937	$1,113,250	$2,061,352	$(76,734)	$(36,072)	$3,207,770
Cumulative effect of changes in accounting principles	—	—	—	(51,213)	—	—	(51,213)
Net income	—	—	—	91,296	—	—	91,296
Other comprehensive income, net of tax	—	—	—	—	—	77,517	77,517
Common stock dividends/equivalents $0.80 per share	—	—	—	(73,010)	—	—	(73,010)
Series F preferred stock dividends $656.250 per share	—	—	—	(3,938)	—	—	(3,938)
Stock-based compensation	—	—	(9,389)	—	15,403	—	6,014
Exercise of stock options	—	—	(105)	—	223	—	118
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,219)	—	(3,219)
Common stock repurchase program	—	—	—	—	(76,556)	—	(76,556)
Balance at June 30, 2020	$145,037	$937	$1,103,756	$2,024,487	$(140,883)	$41,445	$3,174,779
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2021	2020
Operating Activities:
Net income	$202,113	$91,296
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(47,250)	116,000
Deferred tax expense (benefit)	16,012	(27,020)
Depreciation and amortization	18,683	18,110
Amortization of premiums/discounts, net	66,312	27,996
Stock-based compensation	6,433	6,014
Gain on sale, net of write-down, of foreclosed and repossessed assets	(141)	(664)
Loss on disposal of premises and equipment	724	256
Gain on sale of investment securities, net	—	(8)
Increase in cash surrender value of life insurance policies	(7,136)	(7,204)
Gain from life insurance policies	(805)	(348)
Mortgage banking activities	(3,961)	(7,098)
Proceeds from sale of loans held for sale	147,735	170,168
Originations of loans held for sale	(135,930)	(175,228)
Net change in right-of-use lease assets	1,336	3,395
Net decrease (increase) in derivative contract assets net of liabilities	106,759	(256,780)
Gain on sale of banking centers	(533)	—
Net (increase) decrease in accrued interest receivable and other assets	(91,177)	14,755
Net increase in accrued expenses and other liabilities	34,057	67,239
Net cash provided by operating activities	313,231	40,879
Investing Activities:
Purchases of available-for-sale investment securities	(504,286)	(479,330)
Proceeds from available-for-sale investment securities maturities/principal repayments	510,484	266,704
Proceeds from sales of available-for-sale investment securities	—	8,963
Purchases of held-to-maturity investment securities	(775,673)	(529,233)
Proceeds from held-to-maturity investment securities maturities/principal repayments	694,951	382,903
Net decrease in Federal Home Loan Bank/Federal Reserve Bank stock	720	54,551
Alternative investments capital call, net	(5,568)	(1,103)
Net decrease (increase) in loans	84,886	(1,797,719)
Proceeds from loans not originated for sale	49,122	3,606
Proceeds from life insurance policies	2,683	1,019
Proceeds from sale of foreclosed and repossessed assets	523	4,667
Proceeds from sale of banking centers	2,413	—
Additions to premises and equipment	(7,407)	(7,817)
Net cash provided by (used for) investing activities	52,848	(2,092,789)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2021	2020
Financing Activities:
Net increase in deposits	1,510,573	3,030,321
Proceeds from Federal Home Loan Bank advances	180,470	3,450,000
Repayments of Federal Home Loan Bank advances	(175,190)	(4,875,155)
Net (decrease) increase in securities sold under agreements to repurchase and other borrowings	(488,231)	648,374
Dividends paid to common shareholders	(72,349)	(72,806)
Dividends paid to preferred shareholders	(3,938)	(3,938)
Exercise of stock options	3,386	118
Common stock repurchase program	—	(76,556)
Common shares purchased related to stock compensation plan activity	(4,011)	(3,219)
Net cash provided by financing activities	950,710	2,097,139
Net increase in cash and cash equivalents	1,316,789	45,229
Cash and cash equivalents at beginning of period	263,104	257,895
Cash and cash equivalents at end of period	$1,579,893	$303,124

Supplemental disclosure of cash flow information:
Interest paid	$23,113	$77,757
Income taxes paid	80,873	11,353
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$829	$2,857
Transfer of loans from loans and leases to loans-held-for-sale	48,395	3,036
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and related Notes thereto, for the year ended December 31, 2020, included in our Form 10-K filed with the SEC. In the opinion of management, all necessary adjustments are reflected to present fairly the financial position and results of operations as of the dates and for the periods shown. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be attained during the full year ending December 31, 2021, or any future period. There have been no changes to the Company's significant accounting policies from those described within that Form 10-K, except as described within the Recently Adopted Accounting Standards Updates section of this note.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications did not have a significant impact on the Company's consolidated financial statements.
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
Accounting Standards Issued But Not Yet Adopted
The Company has adopted all applicable Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) as of June 30, 2021.

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
At June 30, 2021 and December 31, 2020, the aggregate carrying value of the Company's tax credit-finance investments was $44.7 million and $37.2 million, respectively, which represents the Company's maximum exposure to loss. At June 30, 2021 and December 31, 2020, unfunded commitments have been recognized, totaling $12.7 million and $10.2 million, respectively, and are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
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
At June 30, 2021 and December 31, 2020, the aggregate carrying value of the Company's other non-marketable investments in VIEs was $44.7 million and $34.3 million, respectively, and the maximum exposure to loss of the Company's other non-marketable investments in VIEs, including unfunded commitments, was $78.2 million and $72.7 million, respectively. Refer to Note 15: Fair Value Measurements for additional information.
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

Note 3: Business Developments
Pending Merger
On April 19, 2021, Webster and Sterling announced that their boards of directors approved by unanimous vote a definitive agreement under which the two companies will combine in an all-stock transaction. Under the terms of the agreement, Sterling will merge into Webster, and Sterling's shareholders will receive a fixed exchange ratio of 0.463 of a Webster common share for each share of Sterling common stock owned. In addition, at the effective time of the merger, each outstanding share of Sterling's Series A non-cumulative perpetual preferred stock will be converted into the right to receive a newly created series of Webster preferred stock having substantially the same terms.
The merger is expected to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of Webster and Sterling. In connection with the proposed transaction, the Company incurred $17.1 million of merger-related expenses during the three months ended June 30, 2021, primarily consisting of professional fees for investment banking, legal, accounting, and employee retention costs. Merger-related expenses are recorded as either professional and outside services, compensation and benefits, or other non-interest expense on the accompanying Condensed Consolidated Statements of Income, and are presented in the Corporate and Reconciling category for segment reporting purposes.
Strategic Initiatives
During the fourth quarter of 2020, the Company launched a strategic plan to drive incremental revenue and cost savings measures across the organization through the consolidation of banking centers and corporate facilities, process automation, ancillary spend reduction, and other organizational actions.
The following table presents the changes in reserves associated with the Company's strategic initiatives for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021
(In thousands)	Severance	ROU Asset	Other	Total
Beginning balance	$18,370	$—	$4,545	$22,915
Charged to earnings	45	30	1,063	1,138
Charged against assets	—	(30)	(332)	(362)
Cash payments	(4,451)	—	(3,046)	(7,497)
Ending balance	$13,964	$—	$2,230	$16,194

	Six months ended June 30, 2021
	Severance	ROU Asset	Other	Total
Beginning balance	$17,675	$—	$2,120	$19,795
Charged to earnings	2,105	209	8,265	10,579
Charged against assets	—	(209)	(1,966)	(2,175)
Cash payments	(5,816)	—	(6,189)	(12,005)
Ending balance	$13,964	$—	$2,230	$16,194
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

Note 4: Investment Securities
Held-to-Maturity Securities
A summary of the amortized cost, fair value, and allowance for credit losses on investment securities held-to-maturity is presented below:

	At June 30, 2021
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$61,080	$1,425	$(63)	$62,442	$—	$61,080
Agency MBS	2,562,863	96,187	(3,684)	2,655,366	—	2,562,863
Agency CMBS	2,105,924	30,491	(16,545)	2,119,870	—	2,105,924
Municipal bonds and notes	715,195	56,218	—	771,413	382	714,813
CMBS	178,563	6,501	—	185,064	—	178,563
Held-to-maturity securities	$5,623,625	$190,822	$(20,292)	$5,794,155	$382	$5,623,243

	At December 31, 2020
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$91,622	$1,785	$(241)	$93,166	$—	$91,622
Agency MBS	2,419,751	137,863	(84)	2,557,530	—	2,419,751
Agency CMBS	2,101,227	60,484	(2,213)	2,159,498	—	2,101,227
Municipal bonds and notes	739,507	60,371	(3)	799,875	299	739,208
CMBS	216,081	9,214	—	225,295	—	216,081
Held-to-maturity securities	$5,568,188	$269,717	$(2,541)	$5,835,364	$299	$5,567,889

(1)Amortized cost excludes accrued interest receivable of $20.9 million and $22.1 million at June 30, 2021 and December 31, 2020, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed, and therefore, assumed to be zero loss. Securities with unrealized losses and no allowance are considered to be of high credit quality, and therefore, zero credit loss is recorded as of June 30, 2021. The current unrealized loss position of certain agency securities and non-agency CMBS with no credit loss allowance can be attributed to the changing interest rate environment. An allowance for credit losses on investment securities held-to-maturity is recorded for certain Municipal bonds and notes to account for expected lifetime credit losses.
The following table summarizes the activity in the allowance for credit losses on investment securities held-to-maturity:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Balance beginning of period	$308	$312	$299	$—
Adoption of ASU No. 2016-13 (CECL)	—	—	—	397
Provision (benefit) for credit losses	74	(3)	83	(88)
Balance end of period	$382	$309	$382	$309

Credit Quality Information
The Company monitors the credit quality of held-to-maturity debt securities through credit ratings provided by Standard & Poor's Rating Services (S&P), Moody's Investor Services (Moody's), Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. At June 30, 2021, there were no held-to-maturity investment securities rated below investment grade. The securities illustrated below that are not rated are collateralized with U.S. Government obligations, and credit quality indicators are updated at each quarter end.
The following table summarizes credit ratings for the amortized cost of held-to-maturity debt securities according to their lowest public credit rating at June 30, 2021:

	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMOs	$—	$61,080	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,562,863	—	—	—	—	—	—	—
Agency CMBS	—	2,105,924	—	—	—	—	—	—	—
Municipal bonds and notes	208,615	120,173	227,856	108,619	36,087	8,468	2,066	190	3,121
CMBS	178,563	—	—	—	—	—	—	—	—
Total held-to-maturity	$387,178	$4,850,040	$227,856	$108,619	$36,087	$8,468	$2,066	$190	$3,121

At June 30, 2021, there were no held-to-maturity investment securities in non-accrual status.
Contractual Maturities
The amortized cost and fair value of held-to-maturity debt securities presented by contractual maturity are set forth below:

	At June 30, 2021
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$380	$384
Due after one year through five years	4,843	5,163
Due after five years through ten years	285,191	298,449
Due after ten years	5,333,211	5,490,159
Total held-to-maturity debt securities	$5,623,625	$5,794,155
For the maturity schedule above, investment securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.

Available-for-Sale Securities
A summary of the amortized cost and fair value of available-for-sale securities is presented below:

	At June 30, 2021
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$115,985	$4,366	$(23)	$120,328
Agency MBS	1,339,769	47,666	(4,905)	1,382,530
Agency CMBS	939,055	10,509	(8,167)	941,397
CMBS	754,192	1,008	(230)	754,970
CLO	50,000	8	(44)	49,964
Corporate debt	14,569	11	(876)	13,704
Available-for-sale securities	$3,213,570	$63,568	$(14,245)	$3,262,893

	At December 31, 2020
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$148,711	$6,000	$(98)	$154,613
Agency MBS	1,389,100	68,598	(289)	1,457,409
Agency CMBS	1,092,430	26,317	(1,514)	1,117,233
CMBS	512,759	1,082	(5,823)	508,018
CLO	76,693	—	(310)	76,383
Corporate debt	14,557	—	(1,437)	13,120
Available-for-sale securities	$3,234,250	$101,997	$(9,471)	$3,326,776
(1)Amortized cost excludes accrued interest receivable of $6.7 million and $7.5 million at June 30, 2021 and December 31, 2020, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
(2)Fair value represents net carrying value as there is no allowance for credit losses recorded on investment securities available-for-sale, as the securities are high credit quality and investment grade.
Fair Value and Unrealized Losses
The following table provides information on fair value and unrealized losses for the individual available-for-sale securities with an unrealized loss, for which an allowance for credit losses on investment securities available-for-sale has not been recorded, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At June 30, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$3,879	$(8)	$2,580	$(15)	3	$6,459	$(23)
Agency MBS	224,986	(4,687)	15,482	(218)	46	240,468	(4,905)
Agency CMBS	421,812	(8,167)	—	—	11	421,812	(8,167)
CMBS	285,792	(125)	117,796	(105)	29	403,588	(230)
CLO	—	—	24,956	(44)	1	24,956	(44)
Corporate debt	—	—	9,422	(876)	2	9,422	(876)
Available-for-sale in unrealized loss position	$936,469	$(12,987)	$170,236	$(1,258)	92	$1,106,705	$(14,245)

	At December 31, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$13,137	$(49)	$5,944	$(49)	5	$19,081	$(98)
Agency MBS	33,742	(219)	4,561	(70)	30	38,303	(289)
Agency CMBS	376,330	(1,514)	—	—	8	376,330	(1,514)
CMBS	409,591	(5,486)	23,167	(337)	38	432,758	(5,823)
CLO	57,728	(265)	18,655	(45)	4	76,383	(310)
Corporate debt	4,100	(166)	9,020	(1,271)	3	13,120	(1,437)
Available-for-sale in unrealized loss position	$894,628	$(7,699)	$61,347	$(1,772)	88	$955,975	$(9,471)

Unrealized losses on available-for-sale debt securities presented in the previous table have not been recognized in the accompanying Condensed Consolidated Statements of Income based on impairment analysis. The Company does not intend and is not required to sell prior to their anticipated recovery because the securities are investment grade, and the decline in fair value is primarily attributable to higher market rates. Fair value is expected to recover as the securities approach maturity. At June 30, 2021, there were no available-for-sale investment securities in non-accrual status.
Contractual Maturities
The amortized cost and fair value of available-for-sale debt securities presented by contractual maturity are set forth below:

	At June 30, 2021
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	2,614	2,703
Due after five through ten years	183,925	184,105
Due after ten years	3,027,031	3,076,085
Total available-for-sale debt securities	$3,213,570	$3,262,893
For the maturity schedule above, investment securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.
Sales of Available-for Sale Investment Securities

There were no sales of available-for-sale securities during the three and six months ended June 30, 2021, nor during the three months ended June 30, 2020. For the six months ended June 30, 2020, proceeds from sales of available-for-sale securities were $9.0 million, which resulted in realized gains of $8.0 thousand.
Other Information
At June 30, 2021, the Company had a carrying value of $1.5 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. The Company considers this prepayment risk in the evaluation of its interest rate risk profile.
Held-to-maturity and available-for-sale investment securities with carrying values of $2.7 billion and $1.4 billion at June 30, 2021, respectively, and $2.6 billion and $1.3 billion at December 31, 2020, respectively, were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 5: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At June 30, 2021	At December 31, 2020
Commercial non-mortgage	$6,843,415	$7,085,076
Asset-based	943,961	890,598
Commercial real estate	6,410,672	6,322,637
Equipment financing	630,343	602,224
Commercial portfolio	14,828,391	14,900,535
Residential	4,856,302	4,782,016
Home equity	1,677,136	1,802,865
Other consumer	113,172	155,799
Consumer portfolio	6,646,610	6,740,680
Loans and leases (1) (2) (3)	$21,475,001	$21,641,215
(1)Loan balances include net deferred (fees)/costs and net (premiums)/discounts of $(13.5) million and $(10.5) million at June 30, 2021 and December 31, 2020, respectively.
(2)At June 30, 2021, the Company had pledged $7.3 billion of eligible loans as collateral to support borrowing capacity at the FHLB of Boston and the FRB of Boston.
(3)Loan balances exclude accrued interest receivable of $54.6 million and $57.8 million at June 30, 2021 and December 31, 2020, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Equipment financing includes net investment in leases of $222.3 million and $236.1 million at June 30, 2021 and December 31, 2020, respectively. Total undiscounted cash flows, primarily due within the next five years, amounted to $241.7 million at June 30, 2021. This lessor activity resulted in interest income of $1.9 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, and $3.8 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively.
Loans and Leases Aging
The following table summarizes the aging of loans and leases:

	At June 30, 2021
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$1,017	$127	$25	$49,513	$50,682	$6,792,733	$6,843,415
Asset-based	—	—	—	2,375	2,375	941,586	943,961
Commercial real estate	1,324	364	—	12,695	14,383	6,396,289	6,410,672
Equipment financing	1,578	438	—	8,162	10,178	620,165	630,343
Commercial portfolio	3,919	929	25	72,745	77,618	14,750,773	14,828,391
Residential	3,891	805	—	21,472	26,168	4,830,134	4,856,302
Home equity	5,429	2,604	—	25,975	34,008	1,643,128	1,677,136
Other consumer	479	336	—	412	1,227	111,945	113,172
Consumer portfolio	9,799	3,745	—	47,859	61,403	6,585,207	6,646,610
Total	$13,718	$4,674	$25	$120,604	$139,021	$21,335,980	$21,475,001

	At December 31, 2020
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$612	$903	$445	$64,073	$66,033	$7,019,043	$7,085,076
Asset-based	1,174	—	—	2,594	3,768	886,830	890,598
Commercial real estate	2,400	619	—	21,231	24,250	6,298,387	6,322,637
Equipment financing	5,107	2,308	—	7,299	14,714	587,510	602,224
Commercial portfolio	9,293	3,830	445	95,197	108,765	14,791,770	14,900,535
Residential	4,334	6,330	—	41,081	51,745	4,730,271	4,782,016
Home equity	5,500	1,771	—	31,030	38,301	1,764,564	1,802,865
Other consumer	878	601	—	652	2,131	153,668	155,799
Consumer portfolio	10,712	8,702	—	72,763	92,177	6,648,503	6,740,680
Total	$20,005	$12,532	$445	$167,960	$200,942	$21,440,273	$21,641,215
The following table provides additional detail related to loans and leases on non-accrual status:

	At June 30, 2021		At December 31, 2020
(In thousands)	Non-accrual	Non-accrual With No Allowance	Non-accrual	Non-accrual With No Allowance
Commercial non-mortgage	$49,513	$8,386	$64,073	$16,985
Asset-based	2,375	2,375	2,594	—
Commercial real estate	12,695	554	21,231	15,529
Equipment financing	8,162	2,538	7,299	2,983
Commercial portfolio	72,745	13,853	95,197	35,497
Residential	21,472	12,680	41,081	29,843
Home equity	25,975	20,620	31,030	24,091
Other consumer	412	6	652	2
Consumer portfolio	47,859	33,306	72,763	53,936
Total	$120,604	$47,159	$167,960	$89,433
Interest on non-accrual residential and home equity loans, which would have been recorded as additional interest income had the loans been current in accordance with the original terms, totaled $2.9 million and $3.8 million for the three months ended June 30, 2021 and 2020, respectively, and $6.1 million and $6.8 million for the six months ended June 30, 2021 and 2020, respectively.
Refer to Note 1 to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2020, for details of non-accrual policies.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the activity in, as well as the loan and lease balances that were evaluated for, ACL on loans and leases:

	At or for the three months ended June 30,
	2021			2020
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$283,906	$44,445	$328,351	$261,926	$73,005	$334,931
(Benefit) provision	(21,077)	(497)	(21,574)	44,605	(4,602)	40,003
Charge-offs	(594)	(2,808)	(3,402)	(15,294)	(2,780)	(18,074)
Recoveries	836	3,734	4,570	283	1,379	1,662
Balance, end of period	$263,071	$44,874	$307,945	$291,520	$67,002	$358,522

	At or for the six months ended June 30,
	2021			2020
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$312,244	$47,187	$359,431	$161,669	$47,427	$209,096
Adoption of ASU No. 2016-13 (CECL)	—	—	—	34,024	23,544	57,568
(Benefit) provision	(44,730)	(2,603)	(47,333)	115,848	240	116,088
Charge-offs	(6,915)	(5,782)	(12,697)	(20,868)	(7,367)	(28,235)
Recoveries	2,472	6,072	8,544	847	3,158	4,005
Balance, end of period	$263,071	$44,874	$307,945	$291,520	$67,002	$358,522
Individually evaluated for impairment	11,537	4,560	16,097	15,271	4,484	19,755
Collectively evaluated for impairment	$251,534	$40,314	$291,848	$276,249	$62,518	$338,767

Loan and lease balances:
Individually evaluated for impairment	$128,937	$110,521	$239,458	$165,010	$158,146	$323,156
Collectively evaluated for impairment	14,699,454	6,536,089	21,235,543	14,589,073	6,890,288	21,479,361
Loans and leases	$14,828,391	$6,646,610	$21,475,001	$14,754,083	$7,048,434	$21,802,517
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

The following tables summarize commercial, commercial real estate, and equipment financing loans and leases segregated by origination year and risk rating exposure under the Composite Credit Risk Profile grades at June 30, 2021 and December 31, 2020:

	At June 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage
Pass	$1,380,022	$1,635,700	$921,484	$705,932	$363,486	$398,483	$1,068,452	$6,473,559
Special mention	—	8,973	48,957	56,527	119	16,621	13,134	144,331
Substandard	106	66,050	20,294	66,010	24,011	23,257	25,797	225,525
Commercial non-mortgage	1,380,128	1,710,723	990,735	828,469	387,616	438,361	1,107,383	6,843,415
Asset-based
Pass	3,744	27,329	15,127	19,540	6,431	25,584	779,349	877,104
Special mention	—	—	—	725	—	—	63,757	64,482
Substandard	—	—	2,375	—	—	—	—	2,375
Asset-based	3,744	27,329	17,502	20,265	6,431	25,584	843,106	943,961
Commercial real estate
Pass	447,624	925,584	1,451,104	1,130,513	491,810	1,565,554	24,998	6,037,187
Special mention	440	2,221	9,182	79,499	54,481	113,566	—	259,389
Substandard	—	808	780	21,567	43,028	47,913	—	114,096
Commercial real estate	448,064	928,613	1,461,066	1,231,579	589,319	1,727,033	24,998	6,410,672
Equipment financing
Pass	132,213	219,007	123,041	57,096	19,368	47,107	—	597,832
Special mention	—	885	4,362	64	99	1,165	—	6,575
Substandard	—	9,630	4,943	6,702	2,180	2,481	—	25,936
Equipment financing	132,213	229,522	132,346	63,862	21,647	50,753	—	630,343
Commercial portfolio	$1,964,149	$2,896,187	$2,601,649	$2,144,175	$1,005,013	$2,241,731	$1,975,487	$14,828,391

	At December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage
Pass	$2,771,373	$1,052,080	$907,110	$481,321	$231,280	$218,001	$936,592	$6,597,757
Special mention	32,535	33,969	62,034	435	8,357	13,757	38,496	189,583
Substandard	54,716	51,798	66,324	36,159	15,535	23,957	49,084	297,573
Doubtful	—	—	—	163	—	—	—	163
Commercial non-mortgage	2,858,624	1,137,847	1,035,468	518,078	255,172	255,715	1,024,172	7,085,076
Asset-based
Pass	26,344	15,960	23,123	11,333	10,963	16,484	741,336	845,543
Special mention	—	—	775	—	—	—	41,687	42,462
Substandard	—	2,504	—	—	—	—	89	2,593
Asset-based	26,344	18,464	23,898	11,333	10,963	16,484	783,112	890,598
Commercial real estate
Pass	965,582	1,461,201	1,242,322	527,931	554,630	1,165,331	28,113	5,945,110
Special mention	27	10,385	70,704	37,539	35,617	69,832	—	224,104
Substandard	817	1,132	21,923	73,621	2,962	52,968	—	153,423
Commercial real estate	966,426	1,472,718	1,334,949	639,091	593,209	1,288,131	28,113	6,322,637
Equipment financing
Pass	249,370	135,263	68,092	26,433	43,469	22,879	—	545,506
Special mention	7,934	11,043	6,981	1,220	1,577	788	—	29,543
Substandard	7,483	6,169	5,749	2,460	4,743	571	—	27,175
Equipment financing	264,787	152,475	80,822	30,113	49,789	24,238	—	602,224
Commercial portfolio	$4,116,181	$2,781,504	$2,475,137	$1,198,615	$909,133	$1,584,568	$1,835,397	$14,900,535

To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk. FICO scores are updated at least quarterly.
The following tables summarize residential and consumer loans segregated by origination year and risk rating exposure under FICO score groupings at June 30, 2021 and December 31, 2020:

	At June 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
800+	$216,867	$443,796	$189,777	$41,846	$140,310	$871,273	$—	$1,903,869
740-799	529,874	526,584	210,767	49,417	100,206	550,153	—	1,967,001
670-739	187,435	158,404	85,483	24,678	49,323	265,179	—	770,502
580-669	15,047	11,478	8,213	4,887	11,003	86,098	—	136,726
579 and below	270	411	37,612	1,831	1,216	36,864	—	78,204
Residential	949,493	1,140,673	531,852	122,659	302,058	1,809,567	—	4,856,302
Home equity
800+	16,759	32,346	12,233	19,613	13,742	66,580	516,121	677,394
740-799	22,141	27,472	10,892	15,092	8,752	43,852	414,822	543,023
670-739	7,528	11,250	7,484	10,464	7,055	42,004	239,265	325,050
580-669	42	1,426	1,923	1,539	2,527	16,935	71,886	96,278
579 and below	110	365	718	984	368	6,214	26,632	35,391
Home equity	46,580	72,859	33,250	47,692	32,444	175,585	1,268,726	1,677,136
Other consumer
800+	287	1,912	4,131	1,542	436	139	6,735	15,182
740-799	354	8,355	13,497	5,221	766	394	8,145	36,732
670-739	2,094	11,331	21,734	6,653	1,312	362	6,554	50,040
580-669	114	1,604	4,060	1,267	490	259	1,337	9,131
579 and below	93	189	294	241	83	47	1,140	2,087
Other consumer	2,942	23,391	43,716	14,924	3,087	1,201	23,911	113,172
Consumer portfolio	999,015	1,236,923	608,818	185,275	337,589	1,986,353	1,292,637	6,646,610

Commercial portfolio	1,964,149	2,896,187	2,601,649	2,144,175	1,005,013	2,241,731	1,975,487	14,828,391
Loans and leases	$2,963,164	$4,133,110	$3,210,467	$2,329,450	$1,342,602	$4,228,084	$3,268,124	$21,475,001

	At December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
800+	$360,336	$283,755	$61,048	$178,849	$268,044	$805,537	$—	$1,957,569
740-799	654,973	288,173	58,249	133,416	176,286	492,720	—	1,803,817
670-739	199,329	118,620	39,125	75,375	76,666	248,268	—	757,383
580-669	17,151	19,389	8,884	11,843	12,225	96,333	—	165,825
579 and below	—	36,498	673	3,278	3,179	53,794	—	97,422
Residential	1,231,789	746,435	167,979	402,761	536,400	1,696,652	—	4,782,016
Home equity
800+	30,604	16,567	25,205	14,439	17,192	59,956	542,600	706,563
740-799	34,797	13,565	19,715	11,073	12,839	43,802	434,271	570,062
670-739	13,753	8,855	10,761	10,206	7,318	44,025	275,691	370,609
580-669	1,708	2,172	2,660	2,234	2,316	16,680	86,126	113,896
579 and below	129	919	880	1,070	1,073	7,163	30,501	41,735
Home equity	80,991	42,078	59,221	39,022	40,738	171,626	1,369,189	1,802,865
Other consumer
800+	2,827	5,725	2,610	658	115	190	7,171	19,296
740-799	12,317	21,036	8,925	1,493	457	263	5,119	49,610
670-739	14,761	31,952	11,843	2,284	665	228	8,403	70,136
580-669	2,344	5,419	2,360	793	194	124	1,570	12,804
579 and below	608	982	500	183	37	215	1,428	3,953
Other consumer	32,857	65,114	26,238	5,411	1,468	1,020	23,691	155,799
Consumer portfolio	1,345,637	853,627	253,438	447,194	578,606	1,869,298	1,392,880	6,740,680

Commercial portfolio	4,116,181	2,781,504	2,475,137	1,198,615	909,133	1,584,568	1,835,397	14,900,535
Loans and leases	$5,461,818	$3,635,131	$2,728,575	$1,645,809	$1,487,739	$3,453,866	$3,228,277	$21,641,215
Individually Assessed Loans and Leases
The following table summarizes individually assessed loans and leases:

	At June 30, 2021
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Allowance
Commercial non-mortgage	$122,891	$97,270	$43,936	$53,334	$8,488
Asset-based	2,499	2,375	2,375	—	—
Commercial real estate	24,581	21,130	7,329	13,801	1,808
Equipment financing	8,621	8,162	2,538	5,624	1,241
Residential	72,749	68,823	36,092	32,731	2,770
Home equity	46,364	41,286	30,162	11,124	1,668
Other consumer	412	412	6	406	122
Total	$278,117	$239,458	$122,438	$117,020	$16,097

	At December 31, 2020
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Allowance
Commercial non-mortgage	$172,069	$119,884	$55,742	$64,142	$9,665
Asset-based	2,989	2,594	—	2,594	50
Commercial real estate	37,177	33,879	25,931	7,948	1,610
Equipment financing	7,770	7,298	2,983	4,315	362
Residential	108,077	98,164	58,915	39,249	3,357
Home equity	109,156	46,950	34,335	12,615	988
Other consumer	2,381	653	2	651	105
Total	$439,619	$309,422	$177,908	$131,514	$16,137

The following table summarizes average amortized cost and interest income recognized for individually assessed loans and leases:

	Three months ended June 30,						Six months ended June 30,
	2021			2020			2021			2020
(In thousands)	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income
Commercial non-mortgage	$105,811	$682	$—	$136,483	$875	$—	$108,577	$1,541	$—	$115,903	$1,928	$—
Asset-based	2,389	—	—	138	—	—	2,485	—	—	139	—	—
Commercial real estate	23,721	126	—	26,017	169	—	27,505	308	—	25,411	315	—
Equipment financing	7,121	—	—	8,373	—	—	7,730	—	—	6,613	—	—
Residential	80,670	577	168	121,488	781	230	83,494	1,216	441	113,806	1,611	860
Home equity	44,120	287	302	50,573	309	413	44,118	509	516	43,863	700	1,243
Other consumer	504	—	—	1,121	—	—	533	—	—	609	17	—
Total	$264,336	$1,672	$470	$344,193	$2,134	$643	$274,442	$3,574	$957	$306,344	$4,571	$2,103
Collateral Dependent Loans and Leases. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected through the operation or sale of collateral. A collateral dependent loan is individually assessed based on the fair value of the collateral, less costs to sell, as of the reporting date. Commercial non-mortgage, asset based, and equipment financing loans are collateralized by equipment, inventory, receivables, or other non-real estate assets. Commercial real estate, residential, and home equity loans are collateralized by real estate. Collateral value on collateral dependent loans and leases was $107.0 million at June 30, 2021 and $150.3 million at December 31, 2020.
The following table summarizes whether, or not, individually assessed loans and leases are collateral dependent:

	At June 30, 2021			At December 31, 2020
(In thousands)	Collateral Dependent	Not Considered Collateral Dependent	Total	Collateral Dependent	Not Considered Collateral Dependent	Total
Commercial non-mortgage	$18,496	$78,774	$97,270	$11,074	$108,810	$119,884
Asset-based	2,375	—	2,375	2,504	90	2,594
Commercial real estate	17,598	3,532	21,130	28,482	5,397	33,879
Equipment financing	—	8,162	8,162	—	7,298	7,298
Residential	17,649	51,174	68,823	33,980	64,184	98,164
Home equity	22,494	18,792	41,286	26,796	20,154	46,950
Other consumer	—	412	412	—	653	653
Total amortized cost	$78,612	$160,846	$239,458	$102,836	$206,586	$309,422
Troubled Debt Restructurings
The following table summarizes information for TDRs:

(In thousands)	At June 30, 2021	At December 31, 2020
Accrual status	$119,707	$140,089
Non-accrual status	64,636	95,338
Total TDRs	$184,343	$235,427

Specific reserves for TDRs included in the balance of ACL on loans and leases	$11,726	$12,728
Additional funds committed to borrowers in TDR status	13,512	12,895

The portion of TDRs deemed to be uncollectible, $0.3 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively, were charged off.
The following table provides information on the type of concession for loans modified as TDRs:

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	Number of Loans	Post- Modification Recorded Investment (1)	Number of Loans	Post- Modification Recorded Investment (1)	Number of Loans	Post- Modification Recorded Investment (1)	Number of Loans	Post- Modification Recorded Investment (1)
(Dollars in thousands)
Commercial portfolio
Extended Maturity	1	$50	5	$475	8	$740	7	$579
Maturity/Rate Combined	5	173	—	—	6	210	6	552
Other (2)	1	1	13	12,985	3	114	23	40,122
Consumer portfolio
Extended Maturity	—	—	3	244	2	127	4	508
Maturity/Rate Combined	3	415	2	255	8	1,426	6	711
Other (2)	7	535	80	7,461	16	1,201	94	9,187
Total TDRs	17	$1,174	103	$21,420	43	$3,818	140	$51,659
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
(2)Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
There were no significant amounts of loans modified as TDRs within the previous 12 months and for which there was a payment default for the three and six months ended June 30, 2021 and 2020.
TDRs in commercial non-mortgage, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At June 30, 2021	At December 31, 2020
Pass	$8,740	$12,462
Special Mention	8,670	—
Substandard	72,996	105,070
Doubtful	—	163
Total	$90,406	$117,695

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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$770	$633	$747	$508
Provision charged to expense	20	27	43	49
(Charge-offs/settlements) recoveries, net	(8)	(5)	(8)	98
Ending balance	$782	$655	$782	$655
The following table provides information for mortgage banking activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Residential mortgage loans held for sale:
Proceeds from sale	$68,427	$94,574	$147,735	$170,168
Loans sold with servicing rights retained	66,087	89,687	141,778	161,778

Net gain on sale	1,351	2,824	3,460	5,343
Ancillary fees	377	824	918	1,225
Fair value option adjustment	(409)	557	(417)	530
Additionally, certain commercial and consumer loans not originated for sale were sold for cash proceeds of $49.1 million for the six months ended June 30, 2021, resulting in a gain of $718 thousand, and $3.6 million for the six months ended June 30, 2020, resulting in a gain of $256 thousand.
The Company services residential mortgage loans for other entities totaling $2.2 billion at June 30, 2021 and $2.3 billion at December 31, 2020.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$12,327	$16,391	$13,422	$17,484
Additions	616	779	1,202	1,968
Amortization	(1,442)	(1,669)	(2,932)	(3,376)
Adjustment to valuation allowance	—	(575)	(191)	(1,150)
Ending balance	$11,501	$14,926	$11,501	$14,926
Loan servicing fees, net of mortgage servicing rights amortization, were $0.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively, and are included within loan and lease related fees on the accompanying Condensed Consolidated Statements of Income.
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
The following table summarizes lessee information related to the Company’s operating ROU lease assets and lease liabilities:

	At June 30, 2021
(In thousands)	Operating Leases	Condensed Consolidated Balance Sheet Line Item Location
ROU lease assets	$126,145	Premises and equipment, net
Lease liabilities	154,461	Operating lease liabilities
The components of operating lease cost and other related information are as follows:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands)	2021	2020	2021	2020
Lease Cost:
Operating lease costs	$6,554	$7,407	$13,111	$14,831
Variable lease costs	1,351	1,493	2,651	2,920
Sublease income	(140)	(142)	(271)	(287)
Total operating lease cost	$7,765	$8,758	$15,491	$17,464
Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$7,672	$7,778	$15,505	$15,536
ROU lease assets obtained in exchange for new operating lease liabilities	4,160	30	9,558	8,696
The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At June 30, 2021
Remainder of 2021	$12,611
2022	28,144
2023	25,900
2024	23,120
2025	21,154
Thereafter	65,902
Total operating lease liability payments	176,831
Less: Present value adjustment	22,370
Lease liabilities	$154,461

Weighted-average remaining lease term, in years	7.82
Weighted-average discount rate	3.10%
Refer to Note 5: Loans and Leases for information relating to leases included within the equipment financing portfolio in which the Company is the lessor.

Note 8: Goodwill and Other Intangible Assets
There has been no change during the three and six months ended June 30, 2021 in the carrying amount for goodwill. For goodwill by reportable segment, refer to Note 17: Segment Reporting.
Other intangible assets by reportable segment consisted of the following:

	At June 30, 2021			At December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HSA Bank - Core deposits	$26,625	$17,080	$9,545	$26,625	$15,618	$11,007
HSA Bank - Customer relationships	21,000	10,433	10,567	21,000	9,624	11,376
Total other intangible assets	$47,625	$27,513	$20,112	$47,625	$25,242	$22,383
At June 30, 2021, the remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)
Remainder of 2021	$2,242
2022	4,411
2023	4,315
2024	2,084
2025	2,084
Thereafter	4,976

Note 9: Deposits
A summary of deposits by type is as follows:

(In thousands)	At June 30, 2021	At December 31, 2020
Non-interest-bearing:
Demand	$6,751,373	$6,155,592
Interest-bearing:
Health savings accounts	7,323,421	7,120,017
Checking	3,843,725	3,652,763
Money market	3,442,319	2,940,215
Savings	5,471,584	4,979,031
Time deposits	2,014,544	2,487,818
Total interest-bearing	$22,095,593	$21,179,844
Total deposits	$28,846,966	$27,335,436

Time deposits and interest-bearing checking obtained through brokers (included in above balances)	$112,732	$720,440
Time deposits that exceed the FDIC limit (included in above balance)	337,866	504,543
Deposit overdrafts reclassified as loan balances	1,050	2,007
The scheduled maturities of time deposits are as follows:

(In thousands)	At June 30, 2021
Remainder of 2021	$1,253,018
2022	566,946
2023	91,793
2024	39,125
2025	50,983
Thereafter	12,679
Total time deposits	$2,014,544

Note 10: Borrowings
Total borrowings of $1.2 billion at June 30, 2021 and $1.7 billion at December 31, 2020 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At June 30, 2021		At December 31, 2020
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$307,124	0.11%	$269,330	0.13%
Original maturity of greater than one year, non-callable	200,000	1.47	200,000	0.84
Total securities sold under agreements to repurchase	507,124	0.65	469,330	0.43
Fed funds purchased	—	—	526,025	0.08
Securities sold under agreements to repurchase and other borrowings	$507,124	0.65	$995,355	0.25
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
The following table provides information for FHLB advances:

	At June 30, 2021		At December 31, 2020
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$25,000	0.33%	$25,000	0.38%
After 1 but within 2 years	100	—	110	—
After 2 but within 3 years	208	2.95	215	2.95
After 3 but within 4 years	100,000	1.50	50,000	1.59
After 4 but within 5 years	—	—	50,000	1.42
After 5 years	13,136	2.56	7,839	2.66
FHLB advances	$138,444	1.39	$133,164	1.36

Aggregate carrying value of assets pledged as collateral	$7,004,625		$7,387,054
Remaining borrowing capacity	4,528,972		4,689,642
Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At June 30, 2021	At December 31, 2020
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	341,488	344,164
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total notes and subordinated debt		568,808	571,484
Discount on senior fixed-rate notes		(1,084)	(1,193)
Debt issuance cost on senior fixed-rate notes		(2,427)	(2,628)
Long-term debt		$565,297	$567,663
(1)The Company de-designated its fair value hedging relationship on these notes. A basis adjustment is included in the carrying value, which is being amortized over the remaining life of the notes.
(2)The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.07% at June 30, 2021 and 3.18% at December 31, 2020.

Note 11: Accumulated Other Comprehensive Income, Net of Tax
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Three months ended June 30, 2021				Six months ended June 30, 2021
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$37,071	$15,546	$(44,343)	$8,274	$67,424	$19,918	$(45,086)	$42,256
Other comprehensive (loss) before reclassifications	(1,473)	(2,475)	—	(3,948)	(31,826)	(7,645)	—	(39,471)
Amounts reclassified from accumulated other comprehensive (loss)	—	823	741	1,564	—	1,621	1,484	3,105
Net current-period other comprehensive (loss) income, net of tax	(1,473)	(1,652)	741	(2,384)	(31,826)	(6,024)	1,484	(36,366)
Ending balance	$35,598	$13,894	$(43,602)	$5,890	$35,598	$13,894	$(43,602)	$5,890

	Three months ended June 30, 2020				Six months ended June 30, 2020
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$1,562	$17,048	$(43,410)	$(24,800)	$17,251	$(9,184)	$(44,139)	$(36,072)
Other comprehensive income before reclassifications	61,914	2,186	—	64,100	46,231	26,965	—	73,196
Amounts reclassified from accumulated other comprehensive income	—	1,415	730	2,145	(6)	2,868	1,459	4,321
Net current-period other comprehensive income, net of tax	61,914	3,601	730	66,245	46,225	29,833	1,459	77,517
Ending balance	$63,476	$20,649	$(42,680)	$41,445	$63,476	$20,649	$(42,680)	$41,445

The following table further details the amounts reclassified from accumulated other comprehensive income (loss):

(In thousands)	Three months ended June 30,		Six months ended June 30,		Associated Line Item on the Condensed Consolidated Statements of Income
AOCI (AOCL) Component	2021	2020	2021	2020
Securities available-for-sale:
Unrealized gains on investment securities	$—	$—	$—	$8	Gain on sale of investment securities, net
Tax expense	—	—	—	(2)	Income tax expense
Net of tax	$—	$—	$—	$6
Derivative instruments:
Hedge terminations	$(1,037)	$(1,088)	$(2,042)	$(2,261)	Interest expense
Premium amortization	(77)	(828)	(153)	(1,622)	Interest income
Tax benefit	291	501	574	1,015	Income tax expense
Net of tax	$(823)	$(1,415)	$(1,621)	$(2,868)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,007)	$(990)	$(2,015)	$(1,980)	Other non-interest expense
Tax benefit	266	260	531	521	Income tax expense
Net of tax	$(741)	$(730)	$(1,484)	$(1,459)

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
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At June 30, 2021
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,664,879	11.66%	$1,028,123	4.5%	$1,485,067	6.5%
Total risk-based capital	3,130,000	13.70	1,827,774	8.0	2,284,718	10.0
Tier 1 risk-based capital	2,809,916	12.30	1,370,831	6.0	1,827,774	8.0
Tier 1 leverage capital	2,809,916	8.53	1,317,538	4.0	1,646,923	5.0
Webster Bank
CET1 risk-based capital	$2,897,545	12.69%	$1,027,620	4.5%	$1,484,340	6.5%
Total risk-based capital	3,140,309	13.75	1,826,881	8.0	2,283,601	10.0
Tier 1 risk-based capital	2,897,545	12.69	1,370,160	6.0	1,826,881	8.0
Tier 1 leverage capital	2,897,545	8.80	1,317,166	4.0	1,646,458	5.0

	At December 31, 2020
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,543,131	11.35%	$1,008,512	4.5%	$1,456,739	6.5%
Total risk-based capital	3,045,652	13.59	1,792,910	8.0	2,241,137	10.0
Tier 1 risk-based capital	2,688,168	11.99	1,344,682	6.0	1,792,910	8.0
Tier 1 leverage capital	2,688,168	8.32	1,291,980	4.0	1,614,975	5.0
Webster Bank
CET1 risk-based capital	$2,791,474	12.46%	$1,008,027	4.5%	$1,456,039	6.5%
Total risk-based capital	3,071,505	13.71	1,792,048	8.0	2,240,060	10.0
Tier 1 risk-based capital	2,791,474	12.46	1,344,036	6.0	1,792,048	8.0
Tier 1 leverage capital	2,791,474	8.65	1,291,415	4.0	1,614,268	5.0
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
Dividend Restrictions. Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels, or would exceed the net income for that year combined with the undistributed net income for the preceding two years. Webster Bank paid $120.0 million in dividends to Webster Financial Corporation during the six months ended June 30, 2021, whereas no dividends were paid during the six months ended June 30, 2020.
Cash Restrictions. Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with a Federal Reserve Bank. To address liquidity concerns due to COVID-19, the Federal Reserve reset the requirement to zero. The reserve requirement ratio remains subject to adjustment as conditions warrant.

Note 13: Earnings Per Common Share
A reconciliation of the calculation of basic and diluted earnings per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Earnings for basic and diluted earnings per common share:
Net income	$94,035	$53,097	$202,113	$91,296
Less: Preferred stock dividends	1,969	1,969	3,938	3,938
Net income available to common shareholders	92,066	51,128	198,175	87,358
Less: Earnings applicable to participating securities (1)	511	399	1,090	592
Earnings applicable to common shareholders	$91,555	$50,729	$197,085	$86,766

Shares:
Weighted-average common shares outstanding - basic	90,027	89,485	89,918	90,206
Effect of dilutive securities	194	85	246	185
Weighted-average common shares outstanding - diluted	90,221	89,570	90,164	90,391

Earnings per common share (1):
Basic	$1.02	$0.57	$2.19	$0.96
Diluted	1.01	0.57	2.19	0.96
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
Potential common shares from non-participating, performance-based restricted stock of 55 thousand and 192 thousand for the three months ended June 30, 2021 and 2020, respectively, and 28 thousand and 114 thousand for the six months ended June 30, 2021 and 2020, respectively, are excluded from the effect of dilutive securities because they would have been anti-dilutive under the treasury stock method.

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
The following table presents the notional amounts and fair values of derivative positions:

	At June 30, 2021				At December 31, 2020
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$29,179	$25,000	$14	$1,000,000	$39,641	$25,000	$103
Not designated as hedging instruments:
Interest rate derivatives (1)	4,526,290	196,438	4,422,119	16,137	4,533,441	292,096	4,356,339	11,874
Mortgage banking derivatives (2)	32,078	263	1,294	2	40,771	855	—	—
Other (3)	108,871	354	309,867	139	108,987	264	360,497	377
Total not designated as hedging instruments	4,667,239	197,055	4,733,280	16,278	4,683,199	293,215	4,716,836	12,251
Gross derivative instruments, before netting	$5,667,239	226,234	$4,758,280	16,292	$5,683,199	332,856	$4,741,836	12,354
Less: Master netting agreements		4,724		4,724		7,522		7,522
Cash collateral		30,234		2,996		33,043		4,485
Total derivative instruments, after netting		$191,276		$8,572		$292,291		$347
(1)Balances related to Chicago Mercantile Exchange (CME), excluding accrued interest, are presented as a single unit of account. In accordance with its rule book, CME legally characterizes variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through CME include $0.2 billion and $0.1 billion for asset derivatives and $3.0 billion and $3.2 billion for liability derivatives at June 30, 2021 and December 31, 2020, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $1.2 million at June 30, 2021.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $83.1 million and $80.5 million for asset derivatives and $306.8 million and $338.9 million for liability derivatives at June 30, 2021 and December 31, 2020, respectively, that have insignificant related fair values.
The following table presents fair value positions transitioned from gross to net upon applying contractual counterparty netting agreements:

	At June 30, 2021
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$34,958	$34,958	$—	$134	$134
Liability derivatives	7,720	7,720	—	1,915	1,915

	At December 31, 2020
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$40,565	$40,565	$—	$785	$785
Liability derivatives	12,007	12,007	—	1,247	1,247

Derivative Activity
The following table presents the income statement effect of derivatives designated as cash flow hedges:

	Recognized In	Three months ended June 30,		Six months ended June 30,
(In thousands)	Net Interest Income	2021	2020	2021	2020
Interest rate derivatives	Long-term debt	$123	$1,228	$244	$2,349
Interest rate derivatives	Interest and fees on loans and leases	(2,645)	(1,837)	(5,227)	(1,097)
Net recognized on cash flow hedges		$(2,522)	$(609)	$(4,983)	$1,252

The following table presents information related to a fair value hedging adjustment:

Condensed Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Previously Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
(In thousands)	At June 30, 2021	At December 31, 2020	At June 30, 2021	At December 31, 2020
Long-term debt	$341,488	$344,164	$41,488	$44,164

The following table presents the effect on the income statement for derivatives not designated as hedging instruments:

	Recognized In	Three months ended June 30,		Six months ended June 30,
(In thousands)	Non-interest Income	2021	2020	2021	2020
Interest rate derivatives	Other income	$(239)	$(2,523)	$4,405	$3,403
Mortgage banking derivatives	Mortgage banking activities	(212)	633	(594)	1,626
Other	Other income	(303)	(1,014)	169	897
Total not designated as hedging instruments		$(754)	$(2,904)	$3,980	$5,926
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. At June 30, 2021, the remaining unamortized balance of time-value premiums was $8.6 million.
Over the next twelve months, an estimated $10.5 million decrease to interest expense will be reclassified from AOCI (AOCL) relating to cash flow hedges, and an estimated $0.3 million increase to interest expense will be reclassified from AOCI (AOCL) relating to hedge terminations. At June 30, 2021, the remaining unamortized loss on terminated cash flow hedges is $0.8 million. The maximum length of time over which forecasted transactions are hedged is 3.1 years.
Additional information about cash flow hedge activity impacting AOCI (AOCL) and the related amounts reclassified to interest expense is provided in Note 11: Accumulated Other Comprehensive Income, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 15: Fair Value Measurements.
Derivative Exposure
At June 30, 2021, the Company had $72.7 million in initial margin collateral posted at CME. In addition, $32.2 million of cash collateral received is included in cash and due from banks on the accompanying Condensed Consolidated Balance Sheets.
Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $191.0 million at June 30, 2021. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $36.0 million at June 30, 2021. The Company incorporates a credit valuation adjustment (CVA) and debit valuation adjustment (DVA) to reflect nonperformance risk in the fair value measurement of its derivatives. Various factors impact changes in the CVA and DVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
The following table compares the fair value to unpaid principal balance of assets accounted for under the fair value option:

	At June 30, 2021			At December 31, 2020
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$4,335	$4,845	$(510)	$14,000	$13,511	$489
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include open-ended mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value, which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.6 million at June 30, 2021.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. Accordingly, such alternative investments are classified within Level 1 of the fair value hierarchy.
Equity investments that do not have a readily available fair value may qualify for net asset value (NAV) practical expedient measurement, based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At June 30, 2021, these alternative investments had a remaining unfunded commitment of $17.6 million.

A summary of the financial assets and liabilities measured at fair value on a recurring basis is as follows:

	At June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$120,328	$—	$120,328
Agency MBS	—	1,382,530	—	1,382,530
Agency CMBS	—	941,397	—	941,397
CMBS	—	754,970	—	754,970
CLO	—	49,964	—	49,964
Corporate debt	—	13,704	—	13,704
Total available-for-sale investment securities	—	3,262,893	—	3,262,893
Gross derivative instruments, before netting (1)	317	225,917	—	226,234
Originated loans held for sale	—	4,335	—	4,335
Investments held in Rabbi Trust	3,617	—	—	3,617
Alternative investments (2)	—	—	—	18,002
Total financial assets held at fair value	$3,934	$3,493,145	$—	$3,515,081
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$51	$16,241	$—	$16,292

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$154,613	$—	$154,613
Agency MBS	—	1,457,409	—	1,457,409
Agency CMBS	—	1,117,233	—	1,117,233
CMBS	—	508,018	—	508,018
CLO	—	76,383	—	76,383
Corporate debt	—	13,120	—	13,120
Total available-for-sale investment securities	—	3,326,776	—	3,326,776
Gross derivative instruments, before netting (1)	205	332,651	—	332,856
Originated loans held for sale	—	14,000	—	14,000
Investments held in Rabbi Trust	4,811	—	—	4,811
Alternative investments (2)	—	—	—	11,112
Total financial assets held at fair value	$5,016	$3,673,427	$—	$3,689,555
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$218	$12,136	$—	$12,354
(1)For information relating to the impact of netting derivative assets and derivative liabilities, as well as the impact from offsetting cash collateral paid to the same derivative counterparties, refer to Note 14: Derivative Financial Instruments.
(2)Alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. At June 30, 2021, no significant assets classified within Level 3 were identified and measured under this basis. The following is a description of valuation methodologies used for assets measured on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $19.9 million at June 30, 2021, which is inclusive of $0.4 million and $0.2 million measured at fair value where there was a $0.1 million write-up due to an observable price change and a $0.3 million write-down due to impairment, respectively. No other adjustments were identified during the six months ended June 30, 2021.
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
Other Real Estate Owned (OREO) and Repossessed Assets. The total book value of OREO and repossessed assets was $2.8 million at June 30, 2021. OREO and repossessed assets are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when recorded below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
In addition, the amortized cost of consumer loans secured by residential real estate property that are in process of foreclosure amounted to $9.9 million at June 30, 2021.
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
Held-to-Maturity Investment Securities. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has an established process to challenge their valuations or methodologies that appear unusual or unexpected. Held-to-Maturity investment securities, which include Agency CMO, Agency MBS, Agency CMBS, CMBS, and municipal bonds and notes, are classified within Level 2 of the fair value hierarchy.
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
The carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and servicing assets are summarized as follows:

	At June 30, 2021		At December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities, net	$5,623,243	$5,794,155	$5,567,889	$5,835,364
Level 3
Loans and leases, net	21,167,056	21,242,694	21,281,784	21,413,397
Mortgage servicing assets	11,501	16,578	13,422	14,362
Liabilities:
Level 2
Deposit liabilities	$26,832,422	$26,832,422	$24,847,618	$24,847,618
Time deposits	2,014,544	2,016,468	2,487,818	2,494,601
Securities sold under agreements to repurchase and other borrowings	507,124	513,384	995,355	1,000,189
FHLB advances	138,444	142,736	133,164	139,035
Long-term debt (1)	565,297	523,139	567,663	538,407
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

Note 16: Retirement Benefit Plans
Defined Benefit Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit (income) cost:

	Three months ended June 30,
	2021			2020
(In thousands)	Pension Plan	SERP	Other	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$1,166	$6	$4	$1,675	$12	$12
Expected return on plan assets	(3,596)	—	—	(3,380)	—	—
Recognized net loss (gain)	1,020	9	(20)	993	6	(8)
Net periodic benefit (income) cost	$(1,410)	$15	$(16)	$(712)	$18	$4

	Six months ended June 30,
	2021			2020
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$2,332	$13	$8	$3,350	$23	$25
Expected return on plan assets	(7,191)	—	—	(6,760)	—	—
Recognized net loss (gain)	2,039	17	(40)	1,985	12	(17)
Net periodic benefit (income) cost	$(2,820)	$30	$(32)	$(1,425)	$35	$8
The components of net periodic benefit (income) cost are included within other non-interest expense on the accompanying Condensed Consolidated Statements of Income. The weighted-average expected long-term rate of return on plan assets for the three and six months ended June 30, 2021 was 5.50%, as determined at the beginning of the fiscal year.
Note 17: Segment Reporting
Webster's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Retail Banking. These segments reflect how executive management responsibilities are assigned, how discrete financial information is evaluated, the type of customer served, and how products and services are provided. Certain Treasury activities, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category.
Effective January 1, 2021, management realigned certain of the Company's business banking and investment services operations to better serve its customers and deliver operational efficiencies. The previously reported Community Banking segment was also renamed as Retail Banking. Under this realignment, $131.0 million of goodwill was reallocated, on a relative fair value basis, from Retail Banking to Commercial Banking. There was no goodwill impairment as a result of the reorganization. Prior period amounts have been recasted to reflect the realignment.
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
The following table presents balance sheet information, including all appropriate allocations, for Webster's reportable segments and the Corporate and Reconciling category:

	At June 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	$14,837,710	$78,054	$7,432,340	$11,405,648	$33,753,752

	At December 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	$14,732,792	$80,352	$7,726,287	$10,051,259	$32,590,690
The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended June 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$141,124	$42,193	$92,540	$(55,005)	$220,852
Non-interest income	25,713	26,554	16,763	3,672	72,702
Non-interest expense	61,445	32,792	72,346	20,445	187,028
Pre-tax, pre-provision net revenue	105,392	35,955	36,957	(71,778)	106,526
Provision for credit losses	(23,328)	—	1,754	74	(21,500)
Income before income tax expense	128,720	35,955	35,203	(71,852)	128,026
Income tax expense	32,566	9,600	7,745	(15,920)	33,991
Net income	$96,154	$26,355	$27,458	$(55,932)	$94,035

	Three months ended June 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$128,123	$39,334	$81,609	$(24,659)	$224,407
Non-interest income	21,849	23,103	16,281	(1,157)	60,076
Non-interest expense	61,261	34,020	77,119	4,184	176,584
Pre-tax, pre-provision net revenue	88,711	28,417	20,771	(30,000)	107,899
Provision for credit losses	43,569	—	(3,566)	(3)	40,000
Income before income tax expense	45,142	28,417	24,337	(29,997)	67,899
Income tax expense	11,015	7,587	5,305	(9,105)	14,802
Net income	$34,127	$20,830	$19,032	$(20,892)	$53,097

	Six months ended June 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$283,162	$84,302	$181,353	$(104,201)	$444,616
Non-interest income	50,890	53,559	32,834	12,176	149,459
Non-interest expense	126,281	69,042	148,470	31,217	$375,010
Pre-tax, pre-provision net revenue	207,771	$68,819	65,717	(123,242)	219,065
Provision for credit losses	(42,701)	—	(4,632)	83	(47,250)
Income before income tax expense	250,472	68,819	70,349	(123,325)	266,315
Income tax expense	63,369	18,375	15,477	(33,019)	64,202
Net income	$187,103	$50,444	$54,872	$(90,306)	$202,113

	Six months ended June 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$245,710	$82,007	$162,808	$(35,317)	$455,208
Non-interest income	44,265	49,486	34,724	4,979	133,454
Non-interest expense	126,482	71,098	157,409	431	355,420
Pre-tax, pre-provision net revenue	163,493	60,395	40,123	(30,769)	233,242
Provision for credit losses	112,587	—	3,501	(88)	116,000
Income before income tax expense	50,906	60,395	36,622	(30,681)	117,242
Income tax expense	12,421	16,125	7,983	(10,583)	25,946
Net income	$38,485	$44,270	$28,639	$(20,098)	$91,296

Note 18: Revenue from Contracts with Customers
The following table presents revenues within the scope of ASC Topic 606, Revenue from Contracts with Customers, along with the net amount of other sources of non-interest income that are within the scope of other GAAP topics, by reportable segment:

	Three months ended June 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,104	$24,478	$12,734	$123	$41,439
Wealth and investment services	10,096	—	—	(9)	10,087
Other	276	2,076	303	—	2,655
Revenue from contracts with customers	14,476	26,554	13,037	114	54,181
Other sources of non-interest income	11,237	—	3,726	3,558	18,521
Total non-interest income	$25,713	$26,554	$16,763	$3,672	$72,702

	Three months ended June 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$3,443	$21,741	$10,748	$(93)	$35,839
Wealth and investment services	7,140	—	—	(38)	7,102
Other	363	1,362	377	—	2,102
Revenue from contracts with customers	10,946	23,103	11,125	(131)	45,043
Other sources of non-interest income	10,903	—	5,156	(1,026)	15,033
Total non-interest income	$21,849	$23,103	$16,281	$(1,157)	$60,076

	Six months ended June 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$8,205	$49,496	$24,037	$170	$81,908
Wealth and investment services	19,508	—	—	(18)	19,490
Other	578	4,063	549	—	5,190
Revenue from contracts with customers	28,291	53,559	24,586	152	106,588
Other sources of non-interest income	22,599	—	8,248	12,024	42,871
Total non-interest income	$50,890	$53,559	$32,834	$12,176	$149,459

	Six months ended June 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$7,354	$46,583	$24,488	$(16)	$78,409
Wealth and investment services	15,886	—	—	(45)	15,841
Other	619	2,903	438	—	3,960
Revenue from contracts with customers	23,859	49,486	24,926	(61)	98,210
Other sources of non-interest income	20,406	—	9,798	5,040	35,244
Total non-interest income	$44,265	$49,486	$34,724	$4,979	$133,454
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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At June 30, 2021	At December 31, 2020
Commitments to extend credit	$7,143,906	$6,517,840
Standby letters of credit	213,751	207,201
Commercial letters of credit	50,120	30,522
Total credit-related financial instruments with off-balance sheet risk	$7,407,777	$6,755,563
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
The following table provides a summary of activity in the allowance for credit losses on unfunded loan commitments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$12,800	$10,084	$12,755	$2,367
Adoption of ASU No. 2016-13 (CECL)	—	—	—	9,139
(Benefit) provision	(826)	655	(781)	(767)
Ending balance	$11,974	$10,739	$11,974	$10,739

Note 20: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, June 30, 2021, through the date of issuance, and determined that no significant events were identified requiring recognition or disclosure.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms, were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company's internal control over financial reporting during the quarter ended June 30, 2021, that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Uncertainty about the effect of the merger on employees, customers, and other persons with whom Webster or Sterling have a business relationship may have an adverse effect on Webster's business, operations and stock price. Existing customers of Webster and Sterling could decide to no longer do business with Webster, Sterling, or the combined company, reducing the anticipated benefits of the merger. Webster and Sterling are also subject to certain restrictions on the conduct of their respective businesses while the merger is pending. As a result, certain other projects may be delayed or abandoned and business decisions could be deferred. Employee retention at Sterling and Webster may be challenging before completion of the merger, as certain employees may experience uncertainty about their future roles with the combined company. These retention challenges could require Webster to incur additional expenses in order to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Webster, Sterling or the combined company, the benefits of the merger could be materially diminished.
Webster may fail to realize the anticipated benefits of the merger, or those benefits may take longer to realize than expected. Further, following the completion of the merger, Webster may also encounter significant difficulties in integrating with Sterling, and consequently, its results could suffer.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (2)
April	1,580	$55.24	—	$123,443,785
May	—	—	—	123,443,785
June	275	56.92	—	123,443,785
Total	1,855	55.49	—	123,443,785
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Shareholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 4, 2021	By:	/s/ John R. Ciulla
John R. Ciulla
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2021	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)