Form 10-Q
period 2021-09-30
WEBSTER FINANCIAL CORP
filed 2021-11-03
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
or
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
(203) 578-2202
(Registrant's telephone number, including area code)
______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WBS	New York Stock Exchange
Depositary Shares, each representing 1/1000th interest in a share	WBS PrF	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $.01 per share, outstanding at October 29, 2021 was 90,588,670.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
AOCI (AOCL)	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
AUA	Assets under administration
AUM	Assets under management
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligations
CMBS	Non-agency commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
COVID-19	Coronavirus
CVA (DVA)	Credit (debit) valuation adjustment
DTA	Deferred tax asset
EAD	Exposure at default
ETS	Emergency Temporary Standard
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
LGD	Loss given default
NAV	Net asset value
NII	Net interest income
OCC	Office of the Comptroller of the Currency
OCI (OCL)	Other comprehensive income (loss)
OREO	Other real estate owned
OSHA	Occupational Safety and Health Administration
PD	Probability of default
PPD	Principal paydown
PPNR	Pre-tax, pre-provision net revenue
ROU	Right-of-use
PPP	Small Business Administration Paycheck Protection Program
SEC	United States Securities and Exchange Commission
SERP	Supplemental executive defined benefit retirement plan
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables - Troubled Debt Restructurings by Creditors"
TPA	Third-party administrator
VIE	Variable interest entity, defined in ASC 810-10 "Consolidation - Overall"
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2020, included in Webster Financial Corporation's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 26, 2021, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Item 1 of this report. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be attained during the full year ending December 31, 2021, or any future period.
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
Pending Merger with Sterling Bancorp
On April 19, 2021, Webster and Sterling, a full-service regional bank headquartered in Pearl River, New York, that primarily serves the Greater New York metropolitan region, announced that their boards of directors approved by unanimous vote a definitive agreement under which the two companies will combine in an all-stock transaction. Under the terms of the agreement, Sterling will merge into Webster, and Sterling's shareholders will receive a fixed exchange ratio of 0.463 of a Webster common share for each share of Sterling common stock owned. In addition, at the effective time of the merger, each outstanding share of Sterling's 6.50% Series A Non-Cumulative Perpetual Preferred Stock will be converted into the right to receive a newly created series of Webster preferred stock having substantially the same terms. Following the closing of the transaction, Webster shareholders will own approximately 50.4% of the combined company, and Sterling shareholders will own approximately 49.6% of the combined company.
The proposed merger was approved by the respective shareholders of both Webster and Sterling on August 17, 2021. Webster Bank and Sterling National Bank, the respective subsidiary banks of Webster and Sterling, also received approval to merge from the Office of the Comptroller of the Currency (OCC) on August 2, 2021 as part of the proposed merger between Webster and Sterling. Completion of the merger remains subject to regulatory approval by the Board of Governors of the Federal Reserve System and the satisfaction of the other customary closing conditions set forth in the merger agreement. Webster is prepared to close the transaction with Sterling shortly after receipt of all required regulatory approvals.
In connection with the proposed merger, the Company incurred $26.9 million of merger-related expenses during the nine months ended September 30, 2021, primarily consisting of professional fees for investment banking, legal, and consulting services, and employee severance and retention costs. At September 30, 2021, Sterling reported $30.6 billion in assets, including $4.2 billion in investment securities and $22.3 billion in loans, $26.0 billion in liabilities, including $24.3 billion in deposits, and $4.6 billion in shareholders' equity.
Strategic Initiatives
During the fourth quarter of 2020, the Company launched a strategic plan to drive incremental revenue and cost savings measures across the organization through the consolidation of banking centers and corporate facilities, process automation, ancillary spend reduction, and other organizational actions. As of September 30, 2021, the Company has completed all 26 of its previously announced banking center closures, progressed on business process automation and ancillary spend reduction, and continues to realize operational efficiencies from the realignment of certain of the Company's business banking and investment services operations across its reportable segments.
For the nine months ended September 30, 2021, the Company incurred net strategic initiatives costs of $6.6 million, comprised of a net $2.1 million benefit in severance, a net $3.9 million in facilities optimization expense, and $4.8 million in consulting costs. During the three months ended September 30, 2021, the Company released $3.9 million from its previously recorded severance accrual, with a corresponding adjustment to earnings, as a result of changes in retention assumptions.

Refer to Note 3: Business Developments and Note 17: Segment Reporting in the Notes to the Condensed Consolidated Financial Statements for additional information related to the financial statement impact of the strategic initiatives, as well as the "Segment Reporting" section contained elsewhere in this report for further details specific to the Company's segment changes.
COVID-19 Update
The COVID-19 pandemic continues to cause disruptions to the United States' economy, affecting banking and other financial activities in the areas in which the Company operates. Information regarding the effects and potential effects of the ongoing COVID-19 pandemic on Webster's business, operating results, and financial condition is further discussed throughout Item 2.
On September 9, 2021, in an effort to prevent the spread of COVID-19 and the highly contagious Delta variant, President Biden announced executive orders that included a mandate for private-sector businesses with 100 or more employees to require COVID-19 vaccination or weekly testing as soon as the Occupational Safety and Health Administration (OSHA) drafts an Emergency Temporary Standard (ETS). As of the date of issuance of the Company's Quarterly Reporting on Form 10-Q, the OSHA has yet to deliver its ETS with further details of the rule. Webster is monitoring the status of the ETS and will review it upon release to understand and comply with the Company's legal obligations. Current health and safety protocols in place across Webster's offices and banking centers remain in compliance with applicable state and federal guidelines.
Results of Operations
Selected financial highlights are presented in the following table:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2021	2020	2021	2020
Earnings:
Net interest income	$229,691	$219,256	$674,307	$674,464
Provision for credit losses	7,750	22,750	(39,500)	138,750
Total non-interest income	83,775	75,060	233,234	208,514
Total non-interest expense	180,237	183,996	555,247	539,416
Net income	95,713	69,281	297,826	160,577
Earnings applicable to common shareholders	93,171	66,890	290,259	153,758
Share Data:
Weighted-average common shares outstanding - diluted	90,232	89,738	90,186	90,235
Diluted earnings per common share	$1.03	$0.75	$3.22	$1.70
Dividends and dividend equivalents declared per common share	0.40	0.40	1.20	1.20
Dividends declared per preferred share	328.13	328.13	984.38	984.38
Book value per common share	35.78	34.09	35.78	34.09
Tangible book value per common share (non-GAAP)	29.63	27.86	29.63	27.86
Selected Ratios:
Net interest margin	2.80%	2.88%	2.85%	3.03%
Return on average assets (annualized basis)	1.10	0.84	1.17	0.67
Return on average common shareholders' equity (annualized basis)	11.61	8.80	12.28	6.78
CET1 risk-based capital	11.77	11.23	11.77	11.23
Tangible common equity ratio (non-GAAP)	7.71	7.75	7.71	7.75
Return on average tangible common shareholders' equity (annualized basis) (non-GAAP)	14.16	10.91	15.05	8.44
Efficiency ratio (non-GAAP)	54.84	59.99	56.62	59.34
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
The following tables reconcile non-GAAP financial measures with financial measures defined by GAAP:

	At September 30,
(Dollars and shares in thousands, except per share data)	2021	2020
Tangible book value per common share:
Shareholders' equity	$3,386,189	$3,219,690
Less: Preferred stock	145,037	145,037
Goodwill and other intangible assets	557,360	561,902
Tangible common shareholders' equity	$2,683,792	$2,512,751
Common shares outstanding	90,588	90,204
Tangible book value per common share	$29.63	$27.86

Tangible common equity ratio:
Tangible common shareholders' equity	$2,683,792	$2,512,751
Total assets	35,374,258	32,994,443
Less: Goodwill and other intangible assets	557,360	561,902
Tangible assets	$34,816,898	$32,432,541
Tangible common equity ratio	7.71%	7.75%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Return on average tangible common shareholders' equity:
Net income	$95,713	$69,281	$297,826	$160,577
Less: Preferred stock dividends	1,968	1,968	5,906	5,906
Add: Intangible assets amortization, tax-effected	888	860	2,682	2,380
Income adjusted for preferred stock dividends and intangible assets amortization	$94,633	$68,173	$294,602	$157,051
Income adjusted for preferred stock dividends and intangible assets amortization, annualized	$378,532	$272,692	$392,803	$209,401
Average shareholders' equity	$3,375,401	$3,205,330	$3,314,114	$3,184,816
Less: Average preferred stock	145,037	145,037	145,037	145,037
Average goodwill and other intangible assets	557,902	560,959	559,027	559,864
Average tangible common shareholders' equity	$2,672,462	$2,499,334	$2,610,050	$2,479,915
Return on average tangible common shareholders' equity	14.16%	10.91%	15.05%	8.44%

Efficiency ratio:
Non-interest expense	$180,237	$183,996	$555,247	$539,416
Less: Foreclosed property activity	(142)	(201)	(188)	(668)
Intangible assets amortization	1,124	1,089	3,395	3,013
Merger-related	9,847	—	26,894	—
Strategic initiatives	(4,011)	4,786	6,568	4,786
Non-interest expense	$173,419	$178,322	$518,578	$532,285
Net interest income	$229,691	$219,256	$674,307	$674,464
Add: Tax-equivalent adjustment	2,434	2,635	7,416	7,669
Non-interest income	83,775	75,060	233,234	208,514
Other (1)	327	297	913	6,400
Less: Gain on sale of investment securities, net	—	—	—	8
Income	$316,227	$297,248	$915,870	$897,039
Efficiency ratio	54.84%	59.99%	56.62%	59.34%
(1)Other includes low income housing tax credits for all periods and a $5.5 million discrete customer derivative fair value adjustment during nine months ended September 30, 2020.

Financial Performance
Comparison to Prior Year Quarter
Net income increased $26.4 million, or 38.2%, from $69.3 million for the three months ended September 30, 2020 to $95.7 million for the three months ended September 30, 2021, primarily due to a $15.0 million decrease in the provision for credit losses and a $10.4 million increase in net interest income (NII), which is driven by lower rates on interest-bearing liabilities, offset by costs related to the pending merger and strategic optimization initiatives.
Diluted earnings per common share increased $0.28, or 37.3%, from $0.75 for the three months ended September 30, 2020 to $1.03 for the three months ended September 30, 2021.
The efficiency ratio (non-GAAP) decreased 515 basis points from 59.99% for the three months ended September 30, 2020 to 54.84% for the three months ended September 30, 2021, primarily due to increases in NII, higher fair value adjustments on direct investments, higher syndication and prepayment fees, and cost savings from the Company's strategic initiatives.
Comparison to Prior Year to Date
Net income increased $137.2 million, or 85.5%, from $160.6 million for the nine months ended September 30, 2020 to $297.8 million for the nine months ended September 30, 2021, primarily due to a $178.3 million decrease in the provision for credit losses, offset by a net $33.5 million of costs related to the pending merger and strategic optimization initiatives.
Diluted earnings per common share increased $1.52, or 89.4%, from $1.70 for the nine months ended September 30, 2020 to $3.22 for the nine months ended September 30, 2021.
The efficiency ratio (non-GAAP) decreased 272 basis points from 59.34% for the nine months ended September 30, 2020 to 56.62% for the nine months ended September 30, 2021, primarily due to higher interchange and other deposit service fees, increased investment services activity, higher income and fair value adjustments on direct investments, higher syndication fees, and cost savings from the Company's strategic initiatives.

The following tables present daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans and leases	$21,538,513	$197,015	3.60%	$21,870,740	$188,865	3.40%
Investment securities (1)	8,911,291	43,868	2.01	8,762,692	52,154	2.47
FHLB and FRB stock	76,212	290	1.51	91,232	600	2.62
Interest-bearing deposits (2)	2,334,986	896	0.15	102,059	26	0.10
Securities	11,322,489	45,054	1.62	8,955,983	52,780	2.45
Loans held for sale	11,328	57	2.03	31,211	229	2.94
Total interest-earning assets	32,872,330	$242,126	2.92%	30,857,934	$241,874	3.13%
Non-interest-earning assets	2,021,962			2,057,503
Total assets	$34,894,292			$32,915,437

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$7,182,116	$—	—%	$6,228,436	$—	—%
Health savings accounts	7,346,239	1,463	0.08	6,953,641	2,073	0.12
Interest-bearing checking, money market and savings	13,363,703	1,794	0.05	11,167,653	3,983	0.14
Time deposits	1,957,286	1,314	0.27	2,589,888	6,542	1.00
Total deposits	29,849,344	4,571	0.06	26,939,618	12,598	0.19

Securities sold under agreements to repurchase and other borrowings	544,311	721	0.52	1,225,616	608	0.19
FHLB advances	120,714	492	1.59	449,085	2,528	2.20
Long-term debt (1)	564,692	4,217	3.22	569,425	4,249	3.25
Total borrowings	1,229,717	5,430	1.82	2,244,126	7,385	1.33
Total interest-bearing liabilities	31,079,061	$10,001	0.13%	29,183,744	$19,983	0.27%
Non-interest-bearing liabilities	439,830			526,363
Total liabilities	31,518,891			29,710,107

Preferred stock	145,037			145,037
Common shareholders' equity	3,230,364			3,060,293
Total shareholders' equity	3,375,401			3,205,330
Total liabilities and shareholders' equity	$34,894,292			$32,915,437
Tax-equivalent net interest income		$232,125			$221,891
Less: Tax-equivalent adjustments		(2,434)			(2,635)
Net interest income		$229,691			$219,256
Net interest margin			2.80%			2.88%
(1)For purposes of our yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.
(2)Interest-bearing deposits is a component of cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows in Item 1. Financial Statements.

	Nine months ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans and leases	$21,477,967	$574,984	3.54%	$21,270,350	$603,100	3.75%
Investment securities (1)	8,878,820	136,727	2.09	8,554,646	167,027	2.67
FHLB and FRB stock	77,040	909	1.58	108,788	2,716	3.33
Interest-bearing deposits (2)	1,434,552	1,419	0.13	89,989	222	0.32
Securities	10,390,412	139,055	1.81	8,753,423	169,965	2.65
Loans held for sale	11,515	201	2.33	25,944	588	3.02
Total interest-earning assets	31,879,894	$714,240	2.98%	30,049,717	$773,653	3.43%
Non-interest-earning assets	1,968,707			2,017,159
Total assets	$33,848,601			$32,066,876

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$6,800,456	$—	—%	$5,525,573	$—	—%
Health savings accounts	7,414,332	4,720	0.09	6,854,101	7,973	0.16
Interest-bearing checking, money market and savings	12,579,762	5,117	0.05	10,427,634	22,848	0.29
Time deposits	2,146,218	6,267	0.39	2,841,385	28,425	1.34
Total deposits	28,940,768	16,104	0.07	25,648,693	59,246	0.31

Securities sold under agreements to repurchase and other borrowings	522,638	2,216	0.56	1,366,292	5,318	0.51
FHLB advances	131,606	1,539	1.54	870,063	13,145	1.98
Long-term debt (1)	565,866	12,658	3.22	563,805	13,811	3.52
Total borrowings	1,220,110	16,413	1.85	2,800,160	32,274	1.55
Total interest-bearing liabilities	30,160,878	$32,517	0.14%	28,448,853	$91,520	0.43%
Non-interest-bearing liabilities	373,609			433,207
Total liabilities	30,534,487			28,882,060

Preferred stock	145,037			145,037
Common shareholders' equity	3,169,077			3,039,779
Total shareholders' equity	3,314,114			3,184,816
Total liabilities and shareholders' equity	$33,848,601			$32,066,876
Tax-equivalent net interest income		$681,723			$682,133
Less: Tax-equivalent adjustments		(7,416)			(7,669)
Net interest income		$674,307			$674,464
Net interest margin			2.85%			3.03%
(1)For purposes of our yield/rate computation, unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate notes hedges are excluded.
(2)Interest-bearing deposits is a component of cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows in Item 1. Financial Statements.

NII and net interest margin are impacted by the level of interest rates, mix of assets earning and liabilities bearing those interest rates, and the volume of interest-earning assets and interest-bearing liabilities. These factors are influenced by changes in economic conditions that impact interest rate policy, competitive conditions that impact loan and deposit pricing strategies, as well as the extent of interest lost to non-performing assets.
NII is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities, such as deposits and borrowings, which are used to fund those assets. NII is the Company's largest source of revenue, representing 74.3% of total revenue for the nine months ended September 30, 2021.
Net interest margin is the ratio of tax-equivalent NII to average earning assets for the period.
Webster manages the risk of changes in interest rates on NII and net interest margin through its Asset/Liability Committee (ALCO) and through related interest rate risk monitoring and management policies. ALCO meets at least monthly to make decisions on the investment securities and funding portfolios based on the economic outlook, its interest rate expectations, the portfolio risk position, and other factors.
Four main tools are used for managing interest rate risk:
•the size, duration and credit risk of the investment portfolio;
•the size and duration of the wholesale funding portfolio;
•interest rate contracts; and
•the pricing and structure of loans and deposits.
The federal funds rate target range was 0-0.25% at both September 30, 2021 and December 31, 2020, as compared to 1.50-1.75% at December 31, 2019. The benchmark 10-year U.S. Treasury rate increased to 1.52% at September 30, 2021 from 0.93% at December 31, 2020, as compared to 1.92% at December 31, 2019. Refer to the "Asset/Liability Management and Market Risk" section for further discussion of Webster's interest rate risk position.
Net Interest Income
Comparison to Prior Year Quarter
NII increased $10.4 million, or 4.8%, from $219.3 million for the three months ended September 30, 2020 to $229.7 million for the three months ended September 30, 2021. On a fully tax-equivalent basis, the quarter-over-quarter increase in NII was $10.2 million.
Net interest margin decreased 8 basis points from 2.88% for the three months ended September 30, 2020 to 2.80% for the three months ended September 30, 2021. The decrease was primarily due to excess cash held at the Federal Reserve Bank, as well as lower loan balances and securities yields, partially offset by lower deposit and borrowing costs and higher Small Business Administration Paycheck Protection Program (PPP) loan fee accretion.
Comparison to Prior Year to Date
NII decreased $0.2 million from $674.5 million for the nine months ended September 30, 2020 to $674.3 million for the nine months ended September 30, 2021. On a fully tax-equivalent basis, the year-over-year decrease in NII was $0.4 million.
Net interest margin decreased 18 basis points from 3.03% for the nine months ended September 30, 2020 to 2.85% for the nine months ended September 30, 2021. The decrease was primarily due to excess cash held at the Federal Reserve Bank and lower loan and securities yields, partially offset by interest-earning asset growth, lower deposit and borrowing costs, and higher PPP loan fee accretion.

Changes in Net Interest Income
The following table presents the components of the change in NII attributable to changes in rate and volume, and reflects NII on a fully tax-equivalent basis:

	Three months ended September 30,			Nine months ended September 30,
	2021 vs. 2020 Increase (decrease) due to			2021 vs. 2020 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$12,615	$(4,466)	$8,149	$(32,731)	$4,615	$(28,116)
Loans held for sale	(25)	(147)	(172)	(60)	(327)	(387)
Securities (2)	(9,065)	1,341	(7,724)	(39,775)	8,866	(30,909)
Total interest income	$3,525	$(3,272)	$253	$(72,566)	$13,154	$(59,412)
Interest on interest-bearing liabilities:
Deposits	$(7,226)	$(800)	$(8,026)	$(41,236)	$(1,905)	$(43,141)
Borrowings	65	(2,020)	(1,955)	(1,450)	(14,411)	(15,861)
Total interest expense	$(7,161)	$(2,820)	$(9,981)	$(42,686)	$(16,316)	$(59,002)
Net change in net interest income	$10,686	$(452)	$10,234	$(29,880)	$29,470	$(410)

(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
(2)Securities include: investment securities, Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock, and interest-bearing deposits.
Average loans and leases for the nine months ended September 30, 2021 increased $0.2 billion as compared to the average balance for the nine months ended September 30, 2020, primarily due to higher commercial loan growth offset by the decrease in PPP loans. The loan and lease portfolio comprised 67.4% of the average interest-earning assets at September 30, 2021 as compared to 70.8% of the average interest-earning assets at September 30, 2020. The loan and lease portfolio yield decreased 21 basis points from 3.75% for the nine months ended September 30, 2020 to 3.54% for the nine months ended September 30, 2021. The decrease in the yield is primarily due to decreased prepayments and the lower rate environment.
Average securities for the nine months ended September 30, 2021 increased $1.6 billion as compared to the average balance for the nine months ended September 30, 2020. The securities portfolio comprised 32.6% of the average interest-earning assets at September 30, 2021 as compared to 29.1% of the average interest-earning assets at September 30, 2020. The securities portfolio yield decreased 84 basis points from 2.65% for the nine months ended September 30, 2020 to 1.81% for the nine months ended September 30, 2021. The decrease in yield is primarily due to higher premium amortization and lower market rates from newly purchased securities.
Average total deposits for the nine months ended September 30, 2021 increased $3.3 billion as compared to the average balance for the nine months ended September 30, 2020. The increase was driven by transactional deposit products resulting from fiscal stimulus. The average cost of deposits decreased 24 basis points from 0.31% for the nine months ended September 30, 2020 to 0.07% for the nine months ended September 30, 2021, primarily due to deposit pricing and product mix. Higher cost time deposits decreased as a percentage of total interest-bearing deposits from 14.1% for the nine months ended September 30, 2020 to 9.7% for the nine months ended September 30, 2021, primarily due to customer migration for more liquid deposit products.
Average total borrowings for the nine months ended September 30, 2021 decreased $1.6 billion as compared to the average balance for the nine months ended September 30, 2020. Specifically, average securities sold under agreements to repurchase and other borrowings decreased $843.7 million and average FHLB advances decreased $738.5 million. The average cost of borrowings increased 30 basis points from 1.55% for the nine months ended September 30, 2020 to 1.85% for the nine months ended September 30, 2021. The increase is primarily a result of a change in the mix of borrowings types.

Provision for Credit Losses
Comparison to Prior Year Quarter
The provision for credit losses decreased $15.0 million, or 65.9%, from $22.8 million for the three months ended September 30, 2020 to $7.8 million for the three months ended September 30, 2021. The decrease is primarily attributed to improvements in the forecasted economic outlook and favorable credit quality trends, which resulted in a release of reserves, partially offset by additional reserves on new loans. Total net charge-offs were $0.9 million and $11.5 million for the three months ended September 30, 2021 and 2020, respectively.
Comparison to Prior Year to Date
The provision for credit losses decreased $178.3 million, reflecting a benefit of $39.5 million for the nine months ended September 30, 2021, as compared to an expense of $138.8 million for the nine months ended September 30, 2020. The decrease is primarily attributed to improvements in the forecasted economic outlook and favorable credit quality trends, which resulted in a release of reserves, partially offset by additional reserves on new loans. Total net charge-offs were $5.1 million and $35.7 million for the nine months ended September 30, 2021 and 2020, respectively.
The ACL on loans and leases coverage ratio decreased 20 basis points from 1.66% at December 31, 2020 to 1.46% at September 30, 2021. Refer to the sections captioned "Loans and Leases" through "Troubled Debt Restructurings" contained elsewhere in this report for further details.
Non-Interest Income

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Deposit service fees	$40,258	$39,278	$980	2.5%	$122,166	$117,687	$4,479	3.8%
Loan and lease related fees	10,881	6,568	4,313	65.7	27,056	20,032	7,024	35.1
Wealth and investment services	9,985	8,255	1,730	21.0	29,475	24,096	5,379	22.3
Mortgage banking activities	1,525	7,087	(5,562)	(78.5)	5,486	14,185	(8,699)	(61.3)
Increase in cash surrender value of life insurance policies	3,666	3,695	(29)	(0.8)	10,802	10,899	(97)	(0.9)
Gain on sale of investment securities, net	—	—	—	n/m	—	8	(8)	(100.0)
Other income	17,460	10,177	7,283	71.6	38,249	21,607	16,642	77.0
Total non-interest income	$83,775	$75,060	$8,715	11.6	$233,234	$208,514	$24,720	11.9
Comparison to Prior Year Quarter
Total non-interest income increased $8.7 million, or 11.6%, from $75.1 million for the three months ended September 30, 2020 to $83.8 million for the three months ended September 30, 2021.
Loan and lease related fees totaled $10.9 million for the three months ended September 30, 2021, as compared to $6.6 million for the three months ended September 30, 2020. The increase is primarily due to higher syndication and prepayment fees.
Wealth and investment services totaled $10.0 million for the three months ended September 30, 2021, as compared to $8.3 million for the three months ended September 30, 2020. The increase was primarily due to increased customer-driven investment services activity and assets under management.
Mortgage banking activities totaled $1.5 million for the three months ended September 30, 2021, as compared to $7.1 million for the three months ended September 30, 2020. The decrease was primarily due to lower volume resulting from the Company's strategic decision to originate residential mortgage loans for investment rather than for sale, along with lower spreads on loans originated for sale.
Other income totaled $17.5 million for the three months ended September 30, 2021, as compared to $10.2 million for the three months ended September 30, 2020. The increase was primarily due to fair value adjustments on direct investments, partially offset by higher third-party administrator (TPA) closure fees at the Company's HSA division in the prior period.
Comparison to Prior Year to Date
Total non-interest income increased $24.7 million, or 11.9%, from $208.5 million for the nine months ended September 30, 2020 to $233.2 million for the nine months ended September 30, 2021.
Deposit service fees totaled $122.2 million for the nine months ended September 30, 2021, as compared to $117.7 million for the nine months ended September 30, 2020. The increase was primarily due to higher interchange and cash management fees.

Loan and lease related fees totaled $27.1 million for the nine months ended September 30, 2021, as compared to $20.0 million for the nine months ended September 30, 2020. The increase was primarily due to higher syndication, prepayment, and line usage fees, and mortgage servicing rights amortization.
Wealth and investment services totaled $29.5 million for the nine months ended September 30, 2021, as compared to $24.1 million for the nine months ended September 30, 2020. The increase was primarily due to increased customer-driven investment services activity and assets under management.
Mortgage banking activities totaled $5.5 million for the nine months ended September 30, 2021, as compared to $14.2 million for the nine months ended September 30, 2020. The decrease was primarily due to lower volume resulting from the Company's strategic decision to originate residential mortgage loans for investment rather than for sale, along with lower spreads on loans originated for sale.
Other income totaled $38.2 million for the nine months ended September 30, 2021, as compared to $21.6 million for the nine months ended September 30, 2020. The increase was primarily due to higher income and fair value adjustments on direct investments, partially offset by higher TPA closure fees at the Company's HSA division in the prior period.
Non-Interest Expense

	Three months ended September 30,				Nine months ended September 30,
			Increase (decrease)				Increase (decrease)
(Dollars in thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Compensation and benefits	$105,352	$104,019	$1,333	1.3%	$310,706	$305,637	$5,069	1.7%
Occupancy	12,430	14,275	(1,845)	(12.9)	42,090	43,005	(915)	(2.1)
Technology and equipment	28,441	27,846	595	2.1	84,081	83,151	930	1.1
Intangible assets amortization	1,124	1,089	35	3.2	3,395	3,013	382	12.7
Marketing	3,721	3,852	(131)	(3.4)	9,452	10,640	(1,188)	(11.2)
Professional and outside services	7,074	9,223	(2,149)	(23.3)	37,875	21,044	16,831	80.0
Deposit insurance	3,855	4,204	(349)	(8.3)	11,560	13,944	(2,384)	(17.1)
Other expense	18,240	19,488	(1,248)	(6.4)	56,088	58,982	(2,894)	(4.9)
Total non-interest expense	$180,237	$183,996	$(3,759)	(2.0)	$555,247	$539,416	$15,831	2.9
Comparison to Prior Year Quarter
Total non-interest expense decreased $3.8 million, or 2.0%, from $184.0 million for the three months ended September 30, 2020 to $180.2 million for the three months ended September 30, 2021.
Compensation and benefits totaled $105.4 million for the three months ended September 30, 2021, as compared to $104.0 million for the three months ended September 30, 2020. The increase was primarily due to merger-related severance, employee retention costs, and higher performance-based compensation, offset by the effects of the Company's strategic initiatives.
Occupancy totaled $12.4 million for the three months ended September 30, 2021, as compared to $14.3 million for the three months ended September 30, 2020. The decrease was primarily due to the decline in rent and related expenses resulting from the effects of the Company's strategic initiatives.
Professional and outside services totaled $7.1 million for the three months ended September 30, 2021, as compared to $9.2 million for the three months ended September 30, 2020. The decrease was primarily due to decreased consulting fees associated with the Company's strategic initiatives, which were higher in the prior period.
Other expense totaled $18.2 million for the three months ended September 30, 2021, as compared to $19.5 million for the three months ended September 30, 2020. The decrease was primarily due to a reduction in the reserve for unfunded lines consistent with the trend in ACL, and lower pension costs and ancillary spending.
Comparison to Prior Year to Date
Total non-interest expense increased $15.8 million, or 2.9%, from $539.4 million for the nine months ended September 30, 2020 to $555.2 million for the nine months ended September 30, 2021.
Compensation and benefits totaled $310.7 million for the nine months ended September 30, 2021, as compared to $305.6 million for the nine months ended September 30, 2020. The increase was primarily due to performance-based compensation, merger-related severance charges, and deferred compensation, offset by the effects of the Company's strategic initiatives.
Marketing totaled $9.5 million for the nine months ended September 30, 2021, as compared to $10.6 million for the nine months ended September 30, 2020. The decrease was primarily due to reductions in ancillary spending, including advertising and promotional fees.

Professional and outside services totaled $37.9 million for the nine months ended September 30, 2021, as compared to $21.0 million for the nine months ended September 30, 2020. The increase was primarily due to merger-related expenses.
Deposit insurance totaled $11.6 million for the nine months ended September 30, 2021, as compared to $13.9 million for the nine months ended September 30, 2020. The decrease was primarily due to improvement in the Company's liquidity position.
Other expense totaled $56.1 million for the nine months ended September 30, 2021, as compared to $59.0 million for the nine months ended September 30, 2020. The decrease was primarily due to lower pension costs and ancillary spending.
Income Taxes
Comparison to Prior Year Quarter
Webster recognized income tax expense of $29.8 million for the three months ended September 30, 2021 and $18.3 million for the three months ended September 30, 2020, reflecting effective tax rates of 23.7% and 20.9%, respectively.
The increase in income tax expense is due to a higher level of pre-tax income for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in the effective tax rate for the three months ended September 30, 2021 reflects the effects of higher pre-tax income estimated for 2021 as compared to 2020, and the recognition of $0.5 million of net tax expense specific to the three months ended September 30, 2021, partially offset by the effects of a $2.5 million estimated tax benefit on the $9.8 million of merger-related expenses recognized in the current period.
Comparison to Prior Year to Date
Webster recognized income tax expense of $94.0 million for the nine months ended September 30, 2021 and $44.2 million for the nine months ended September 30, 2020, reflecting effective tax rates of 24.0% and 21.6%, respectively.
The increase in income tax expense is due to a higher level of pre-tax income for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in the effective tax rate for the nine months ended September 30, 2021 reflects the effects of higher pre-tax income estimated for 2021 as compared to 2020, and an estimated $16.4 million of the $26.9 million of merger-related expenses recognized in the current period as nondeductible for income tax purposes. Those effects were partially offset by the recognition of $1.7 million of net tax benefits specific to the nine months ended September 30, 2021, which includes $1.8 million of excess tax benefits from stock-based compensation, as compared to $0.2 million of net tax expense specific to the nine months ended September 30, 2020, which included tax deficiencies of $0.6 million from stock-based compensation.
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
Retail Banking serves consumer and small business banking customers by offering consumer deposit and fee-based services, residential mortgages, home equity lines, secured and unsecured loans, and credit card products through its consumer lending and small business banking business units. Retail Banking operates a distribution network consisting of 130 banking centers and 254 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and into Westchester County, New York.

Commercial Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Net interest income	$152,556	$132,026	$435,718	$377,736
Non-interest income	30,076	20,710	80,966	64,975
Non-interest expense	64,917	66,482	191,198	192,964
Pre-tax, pre-provision net revenue	$117,715	$86,254	$325,486	$249,747
Comparison to Prior Year Quarter
PPNR increased $31.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. NII increased $20.5 million, primarily due to growth in loans and deposits, and PPP loan fee acceleration associated with PPP loan forgiveness. Non-interest income increased $9.4 million, primarily due to higher syndication fees, fair value adjustments on direct investments, and trust and investment service fees. Non-interest expense decreased $1.6 million, primarily due to lower support costs.
Comparison to Prior Year to Date
PPNR increased $75.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. NII increased $58.0 million, primarily due to growth in loans and deposits, and PPP loan fee acceleration associated with PPP loan forgiveness. Non-interest income increased $16.0 million, primarily due to higher syndication fees, fair value adjustments on direct investments, and trust and investment service fees. Non-interest expense decreased $1.8 million, primarily due to lower support costs.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2021	At December 31, 2020
Loans and leases	$14,654,964	$14,573,343
Deposits	10,219,462	8,190,997

AUA/AUM (off-balance sheet)	7,041,317	6,585,795
Loans and leases increased $81.6 million at September 30, 2021 as compared to December 31, 2020, primarily due to commercial and commercial real estate portfolio originations, partially offset by increased prepayment activity. Total portfolio originations for both the nine months ended September 30, 2021 and 2020 were $3.9 billion.
Deposits increased $2.0 billion at September 30, 2021 as compared to December 31, 2020, primarily due to excess customer liquidity as a result of government stimulus and reduced spending, and the seasonal inflow of municipal deposits.
Commercial Banking held approximately $5.0 billion and $4.7 billion in assets under administration (AUA) at September 30, 2021 and December 31, 2020, respectively, and $2.0 billion and $1.9 billion in assets under management (AUM) at September 30, 2021 and December 31, 2020, respectively. The increase in AUA was due to both new business and market appreciation during the nine months ended September 30, 2021.

HSA Bank
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Net interest income	$42,074	$39,861	$126,376	$121,868
Non-interest income	24,756	27,235	78,315	76,721
Non-interest expense	32,800	34,789	101,842	105,887
Pre-tax net revenue	$34,030	$32,307	$102,849	$92,702
Comparison to Prior Year Quarter
Pre-tax net revenue increased $1.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. NII increased $2.2 million, primarily due to growth in deposits. Non-interest income decreased $2.5 million, primarily due to decreases in TPA closure fees. Non-interest expense decreased $2.0 million, primarily due to reduced compensation and benefit expenses.
Comparison to Prior Year to Date
Pre-tax net revenue increased $10.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. NII increased $4.5 million, primarily due to growth in deposits. Non-interest income increased $1.6 million, primarily due to increases in both interchange and investment fees, partially offset by decreases in TPA closure fees. Non-interest expense decreased $4.0 million, primarily due to reduced compensation and benefits, temporary help, and travel expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2021	At December 31, 2020
Deposits	$7,329,405	$7,120,017

AUA, through linked brokerage accounts (off-balance sheet)	3,427,389	2,852,877
Total footings	$10,756,794	$9,972,894
Deposits increased $209.4 million at September 30, 2021 as compared to December 31, 2020, primarily due to new accounts, as well as organic growth in existing account balances. HSA Bank deposits accounted for 24.4% and 26.0% of total deposits at September 30, 2021 and December 31, 2020, respectively.
AUA, through linked brokerage accounts, increased $574.5 million at September 30, 2021 as compared to December 31, 2020, primarily due to an increase in the number of account holders, as well as market appreciation during the nine months ended September 30, 2021.

Retail Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Net interest income	$98,028	$83,609	$279,381	$246,417
Non-interest income	16,998	21,359	49,832	56,083
Non-interest expense	73,480	80,119	221,950	237,528
Pre-tax, pre-provision net revenue	$41,546	$24,849	$107,263	$64,972
Comparison to Prior Year Quarter
PPNR increased $16.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. NII increased $14.4 million, primarily due to PPP loan fee acceleration associated with PPP loan forgiveness, deposit balance growth, and lower interest paid on deposits, partially offset by lower consumer loan balances. Non-interest income decreased $4.4 million, primarily due to lower mortgage banking fee income, partially offset by higher deposit service fees. Non-interest expense decreased $6.6 million, primarily due to lower employee-related, occupancy, technology and equipment, and marketing expenses.
Comparison to Prior Year to Date
PPNR increased $42.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. NII increased $33.0 million, driven by PPP loan fee acceleration associated with PPP loan forgiveness, deposit balance growth, and lower interest paid on deposits, partially offset by lower consumer loan balances. Non-interest income decreased $6.3 million, primarily due to lower mortgage banking fee income, partially offset by higher loan servicing fees, deposit service fees, and credit card and merchant services fee income. Non-interest expense decreased $15.6 million, primarily due to lower employee-related, occupancy, and technology and equipment expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2021	At December 31, 2020
Loans	$6,925,324	$7,067,818
Deposits	12,474,943	12,023,600
Loans decreased $142.5 million at September 30, 2021 as compared to December 31, 2020, primarily due to net principal paydowns within the home equity lines and the run-off of consumer lending club loans, partially offset by higher residential mortgage balances. Total portfolio originations for the nine months ended September 30, 2021 and 2020 were $2.5 billion and $2.0 billion, respectively. The $425.9 million increase was primarily due to increased residential mortgage and home equity originations given the lower interest rate environment and the Company's strategic decision to originate residential mortgage loans for investment rather than for sale.
Deposits increased $451.3 million at September 30, 2021 as compared to December 31, 2020, primarily due to customer PPP loan funding, other stimulus effects, and lower customer spending, coupled with seasonally higher balances in business and consumer transaction accounts. Further, savings and money market balances also increased as maturing certificates of deposits migrated to more liquid deposit products.

Financial Condition
Total assets were $35.4 billion at September 30, 2021 as compared to $32.6 billion at December 31, 2020. The $2.8 billion increase was primarily driven by increases of $2.4 billion in interest-bearing deposits held at the FRB and $0.5 billion in investment securities, partially offset by a $0.1 billion decrease in loans and leases.
Total liabilities were $32.0 billion at September 30, 2021 as compared to $29.4 billion at December 31, 2020. The $2.6 billion increase was primarily driven by a $2.7 billion increase in deposits, specifically increases of $1.0 billion, $1.5 billion, $0.2 billion in demand deposits, interest-bearing deposits, and HSA deposits, respectively, and a $0.3 billion increase in accrued expenses and other liabilities, partially offset by a $0.3 billion decrease in securities sold under agreements to repurchase and other borrowings.
Total shareholders' equity was $3.4 billion at September 30, 2021 as compared to $3.2 billion at December 31, 2020. The $151.6 million increase primarily reflects $297.8 million of net income recognized, offset by $40.7 million of other comprehensive loss (OCL), and $108.9 million and $5.9 million in dividends paid to common and preferred shareholders, respectively.
Book value per common share was $35.78 at September 30, 2021, as compared to $34.25 at December 31, 2020. On October 26, 2021, the Board of Directors declared a quarterly cash dividend to shareholders of $0.40 per common share. The Company will continue to monitor its ability to pay dividends at this level. Due to the Company's announcement of its pending merger agreement with Sterling, Webster is restricted from paying quarterly cash dividends in excess of the current level until the transaction is closed.
As of September 30, 2021, both the Company and the Bank were considered well-capitalized, meeting all capital requirements under the Basel III Capital Rules. In accordance with regulatory capital rules, the Company elected the option to delay the impact of the adoption of current expected credit losses (CECL) on its regulatory capital over a two-year deferral and subsequent three-year transition period ending December 31, 2024. Therefore, capital ratios and amounts as of September 30, 2021 exclude the impact of the increased ACL on loans and leases, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of CECL. This resulted in a 26, 8, 26, and 17 basis point benefit to the Company's CET1 risk based capital, total risk based capital, tier 1 risk based capital, and tier 1 leverage capital, respectively, at September 30, 2021. The Company's capital ratios remain in excess of well capitalized even without the benefit of the CECL impact delay.
Refer to the selected financial highlights under the "Results of Operations" section and Note 12: Regulatory Matters in the accompanying Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for information on regulatory capital levels and ratios.

Investment Securities
Webster Bank's investment securities are managed within regulatory guidelines and corporate policy, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. The OCC may establish additional individual limits on a certain type of investment if the concentration in such investment presents a safety and soundness concern. In addition to Webster Bank, the Holding Company may also directly hold investment securities. At September 30, 2021, the Company had no holdings in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated shareholders’ equity.
Through its Corporate Treasury function, Webster maintains investment securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage interest-rate risk. Investment securities are classified into two major categories: available-for-sale, which currently consists of agency collateralized mortgage obligations (Agency CMO); agency mortgage-backed securities (Agency MBS); agency commercial mortgage-backed securities (Agency CMBS); non-agency commercial mortgage-backed securities (CMBS); collateralized loan obligations (CLO); and corporate debt, and held-to-maturity, which currently consists of Agency CMO; Agency MBS; Agency CMBS; municipal bonds and notes; and CMBS. Investment securities had a carrying value of $9.4 billion and $8.9 billion at September 30, 2021 and December 31, 2020, respectively, and an average risk weighting for regulatory purposes of 13% at both September 30, 2021 and December 31, 2020.
Available-for-sale investment securities increased $83.7 million, primarily due to purchase activity exceeding paydowns and amortization expense. The tax-equivalent yield in the portfolio was 1.80% for the nine months ended September 30, 2021 as compared to 2.50% for the nine months ended September 30, 2020. Available-for-sale investment securities are evaluated for credit losses on a quarterly basis. Unrealized losses on these securities are attributable to factors other than credit loss, and therefore no ACL has been recorded. Further, the Company does not have the intent to sell these investment securities, and it is more likely than not that it will not be required to sell these securities before the recovery of their cost basis. Gross unrealized losses on available-for-sale investment securities were $17.4 million at September 30, 2021.
Held-to-maturity investment securities increased $418.4 million, primarily due to purchase activity exceeding paydowns and amortization expense. The tax-equivalent yield in the portfolio was 2.25% for the nine months ended September 30, 2021 as compared to 2.77% for the nine months ended September 30, 2020. Held-to-maturity investment securities are evaluated for credit losses on a quarterly basis under CECL. The ACL on investment securities held-to-maturity was $0.2 million at September 30, 2021. Gross unrealized losses on held-to-maturity investment securities were $27.5 million at September 30, 2021.
The following table summarizes the amortized cost and fair value of investment securities:

	At September 30, 2021				At December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Agency CMO	$102,257	$3,549	$(23)	$105,783	$148,711	$6,000	$(98)	$154,613
Agency MBS	1,552,693	50,705	(6,614)	1,596,784	1,389,100	68,598	(289)	1,457,409
Agency CMBS	901,654	6,852	(9,920)	898,586	1,092,430	26,317	(1,514)	1,117,233
CMBS	769,546	869	(329)	770,086	512,759	1,082	(5,823)	508,018
CLO	25,000	—	(33)	24,967	76,693	—	(310)	76,383
Corporate debt	14,576	174	(513)	14,237	14,557	—	(1,437)	13,120
Available-for-sale	$3,365,726	$62,149	$(17,432)	$3,410,443	$3,234,250	$101,997	$(9,471)	$3,326,776
Held-to-maturity:
Agency CMO	$50,146	$1,075	$(48)	$51,173	$91,622	$1,785	$(241)	$93,166
Agency MBS	2,544,509	101,289	(5,403)	2,640,395	2,419,751	137,863	(84)	2,557,530
Agency CMBS	2,509,487	22,432	(22,094)	2,509,825	2,101,227	60,484	(2,213)	2,159,498
Municipal bonds and notes	707,552	49,961	—	757,513	739,507	60,371	(3)	799,875
CMBS	174,848	5,686	—	180,534	216,081	9,214	—	225,295
Held-to-maturity	$5,986,542	$180,443	$(27,545)	$6,139,440	$5,568,188	$269,717	$(2,541)	$5,835,364
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

Loans and Leases
The following table provides the composition of loans and leases:

	At September 30, 2021		At December 31, 2020
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$6,552,241	30.4	$7,085,076	32.8
Asset-based	986,782	4.6	890,598	4.1
Commercial real estate	6,522,679	30.2	6,322,637	29.2
Equipment financing	620,104	2.9	602,224	2.8
Residential	5,167,527	23.9	4,782,016	22.1
Home equity	1,633,873	7.6	1,802,865	8.3
Other consumer	97,129	0.4	155,799	0.7
Total loans and leases	$21,580,335	100.0	$21,641,215	100.0
Total commercial non-mortgage and asset-based loans were $7.5 billion at September 30, 2021, reflecting a decrease of $436.7 million from December 31, 2020. The decrease is primarily due to higher principal paydowns.
Commercial real estate loans were $6.5 billion at September 30, 2021, reflecting an increase of $200.0 million from December 31, 2020. The increase is primarily due to originations of $1.1 billion, partially offset by principal paydowns.
Equipment financing was $620.1 million at September 30, 2021, reflecting an increase of $17.9 million from December 31, 2020. The increase is primarily due to originations of $186.2 million, partially offset by principal paydowns.
Residential loans were $5.2 billion at September 30, 2021, reflecting an increase of $385.5 million from December 31, 2020. The increase is primarily due to originations of $1.6 billion associated with the Company's strategic decision to originate residential mortgage loans for investment rather than for sale, partially offset by principal paydowns.
Total home equity and other consumer loans were $1.7 billion at September 30, 2021, reflecting a decrease of $227.7 million from December 31, 2020. The decrease is primarily due to continued net principal paydowns within the home equity lines, and the run-off of consumer lending club loans.
Credit Policies and Procedures
Webster Bank has credit policies and procedures in place designed to support lending activity within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. To assist management with its review, reports related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans are generated using the Company's loan reporting systems. Webster has also implemented incremental monitoring procedures in connection with COVID-19.
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

Loan Modifications
Webster works with customers to modify loan agreements when borrowers are experiencing financial difficulties. Webster will modify a loan in order to minimize the risk of loss and achieve the best possible outcome for both the borrower and the Company. Loan modifications can take various forms and include payment deferrals, rate reductions, covenant waivers, term extensions, or other action. Depending on the nature of modification, it may be accounted for as a troubled debt restructuring (TDR).
COVID-19 Payment Modification Activities
The Company has accommodated over 2,500 customers impacted by COVID-19 through payment-related deferrals. As of September 30, 2021, loan balances associated with these modifications, in their deferral period, totaled approximately $105.9 million. This balance includes all loans associated with a customer relationship where at least one loan has been modified or is in process of modification. A significant portion of the loan balances associated with these modifications would not be considered a TDR based on the nature of the modification. Certain other modifications that would otherwise be considered a TDR are subject to TDR accounting relief through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and Interagency Statement. Included in the $105.9 million are the $61.2 million of loan balances associated with the CARES Act and Interagency Statement, as discussed below. The Company continues to actively monitor customer relationships associated with these modified loans. The impact of these modifications is reflected in our ACL on loans and leases.
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
As of September 30, 2021, loan balances associated with loan modifications designated in connection with these relief provisions in their deferral period totaled approximately $61.2 million. These modifications represent payment deferrals, generally three to six months in length. The $59.1 million decrease from $120.3 million at June 30, 2021 is primarily the result of borrowers exiting their payment deferral period. The Company will continue to evaluate the effectiveness of the loan modification program as the deferral periods end. For additional information on the accounting for loan modifications under Section 4013 of the CARES Act and the Interagency Statement, refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Webster's 2020 Form 10-K.
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

The following tables provide information for loans classified as TDRs:

	Nine months ended September 30,
(In thousands)	2021	2020
Beginning balance	$235,427	$237,438
Additions	4,114	54,344
Paydowns, net of draws	(71,833)	(34,345)
Charge-offs	(3,349)	(10,847)
Transfers to OREO	(325)	(1,296)
Ending balance	$164,034	$245,294

(In thousands)	At September 30, 2021	At December 31, 2020
Accrual status	$116,777	$140,089
Non-accrual status	47,257	95,338
Total TDRs	$164,034	$235,427

Specific reserves for TDRs included in the balance of ACL on loans and leases	$8,980	$12,728
Additional funds committed to borrowers in TDR status	6,504	12,895
TDR balances decreased $71.4 million at September 30, 2021 as compared to December 31, 2020, primarily due to increased paydown activity. Specific reserves for TDRs decreased from year end reflective of management’s current assessment of reserve requirements. Qualifying loan modifications in connection with Section 4013 of the CARES Act or Interagency Statement are excluded from TDR identification.
Past Due Loans and Leases
The following table provides information on loans and leases that are accruing income and are past due 30 days or more:

	At September 30, 2021		At December 31, 2020
(Dollars in thousands)	Amount (1)	% (2)	Amount (1)	% (2)
Commercial non-mortgage	$4,313	0.07	$1,503	0.02
Asset-based lending	—	—	1,175	0.13
Commercial real estate	821	0.01	3,003	0.05
Equipment financing	1,224	0.20	7,415	1.24
Residential	3,447	0.07	10,623	0.22
Home equity	6,328	0.39	7,246	0.41
Other consumer	830	0.86	1,474	0.95
Total principal balance of loans and leases past due 30-89 days	16,963	0.08	32,439	0.15
Commercial non-mortgage loans and leases past due 90 days and accruing	107	—	445	0.01
Total principal balance of loans and leases past due 30 days or more and accruing income	17,070	0.08	32,884	0.15
Net deferred (fees) costs and net (premiums) discounts	—		98
Total amortized cost of loans and leases past due 30 days or more and accruing income	$17,070		$32,982
(1)Past due loans and leases exclude non-accrual loans and leases.
(2)Represents the principal balance of loans and leases that are accruing income and are past due 30 days as a percentage of the outstanding principal balance within the comparable loan and lease category.
Loans and leases that are accruing income and are past due 30 days or more decreased $15.9 million at September 30, 2021 as compared to December 31, 2020. The ratio of loans and leases that are accruing income and are past due 30 days or more as a percentage of total loans and leases decreased to 0.08% at September 30, 2021 as compared to 0.15% at December 31, 2020.

Non-performing Assets
The following table provides information on non-performing assets:

	At September 30, 2021		At December 31, 2020
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$36,552	0.55	$64,200	0.90
Asset-based	2,139	0.22	2,622	0.29
Commercial real estate	15,972	0.24	21,222	0.34
Equipment financing	4,222	0.69	7,299	1.22
Residential	19,327	0.38	41,033	0.86
Home equity	23,295	1.44	30,980	1.73
Other consumer	263	0.27	649	0.42
Total principal balance of non-accrual loans and leases	101,770	0.47	168,005	0.78
Net deferred (fees) costs and net (premiums) discounts	(116)		(45)
Total amortized cost of non-accrual loans and leases (2)	$101,654		$167,960

Total principal balance of non-accrual loans and leases	$101,770		$168,005
Foreclosed and repossessed assets:
Commercial non-mortgage	—		175
Residential and consumer	2,439		2,134
Total foreclosed and repossessed assets	2,439		2,309
Total non-performing assets	$104,209		$170,314
(1)Represents the principal balance of non-accrual loans and leases as a percentage of the outstanding principal balance within the comparable loan and lease category.
(2)Includes non-accrual TDRs of $47.3 million and $95.3 million at September 30, 2021 and December 31, 2020, respectively.
Non-performing assets decreased $66.1 million at September 30, 2021 as compared to December 31, 2020. Non-performing assets as a percentage of total assets decreased to 0.29% at September 30, 2021 as compared to 0.52% at December 31, 2020.
The following table provides details of non-performing loan and lease activity:

	Nine months ended September 30,
(In thousands)	2021	2020
Beginning balance	$168,005	$150,906
Additions	37,202	107,750
Paydowns, net of draws	(57,131)	(44,958)
Charge-offs	(11,237)	(40,887)
Other	(35,069)	(10,175)
Ending balance	$101,770	$162,636
(1)Other generally includes loans transferred to OREO and loans held for sale. The 2021 amount also includes $19.7 million of non-performing consumer loans that were sold during the period.

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
The following table provides key asset quality ratios:

	At September 30, 2021	At December 31, 2020
Non-performing loans and leases as a percentage of loans and leases	0.47%	0.78%
Non-performing assets as a percentage of loans and leases plus other real estate owned (OREO)	0.48	0.79
Non-performing assets as a percentage of total assets	0.29	0.52
ACL on loans and leases as a percentage of non-performing loans and leases	309.44	213.94
ACL on loans and leases as a percentage of loans and leases	1.46	1.66
Net charge-offs as a percentage of average loans and leases (1)	0.03	0.21
Ratio of ACL on loans and leases to net charge-offs (1)	46.55x	7.97x
(1)Calculated for the September 30, 2021 period based on annualized year-to-date net charge-offs.
These ratio calculations include the impact of PPP loans totaling $0.4 billion and $1.3 billion for which there was no ACL recorded at September 30, 2021 and December 31, 2020, respectively.
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
Management monitors potential problem loans and leases due to a higher degree of risk associated with those loans and leases. The current expectation of lifetime losses is included in the ACL on loans and leases, however management cannot predict whether these potential problem loans and leases ultimately will become non-performing or result in a loss. The Company had potential problem loans and leases of $274.4 million at September 30, 2021 as compared to $335.1 million at December 31, 2020.
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
Individually Assessed Loans and Leases. When loans and leases no longer match the risk characteristics of the collective assessment pool, they are removed from the collectively assessed population and individually assessed for credit losses. Generally, all non-accrual loans, TDRs, potential TDRs, loans with a charge-off, and collateral dependent loans when the borrower is experiencing financial difficulty, are individually assessed. Individual assessment calculations are either based on the fair value of the collateral less estimated costs to sell, the present value of the expected cash flows from operation of the collateral, discounted cash flows, or other individual assessment approaches, as appropriate.
A fair value shortfall relative to the amortized cost balance is reflected as a valuation allowance within the ACL on loans and leases. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, an additional allowance may be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases. Any individually assessed loan for which no specific valuation allowance was necessary is the result of either sufficient cash flow or sufficient collateral coverage relative to the amortized cost. If the credit quality subsequently improves, the allowance is reversed up to a maximum of the previously recorded credit loss.
The ACL on loans and leases represents the total of estimated losses calculated through collective and individual assessments. While actual future conditions and losses realized may vary significantly from present judgments and assumptions, management believes the ACL on loans and leases is adequate as of September 30, 2021. For additional information on the Company's ACL methodology, refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements included in Webster's 2020 Form 10-K.
Allowance for Credit Losses on Loans and Leases Balances and Ratios
The ACL on loans and leases decreased $44.5 million, or 12.4%, from $359.4 million at December 31, 2020 to $314.9 million at September 30, 2021. The decrease is primarily attributed to improvements in the forecasted economic outlook and favorable credit quality trends, which resulted in a release of reserves, partially offset by additional reserves on new loans. The ACL on loans and leases as a percentage of total loans and leases, also known as the reserve coverage ratio, decreased from 1.66% at December 31, 2020 to 1.46% at September 30, 2021. The ACL on loans and leases as a percentage of non-performing loans and leases increased from 213.94% at December 31, 2020 to 309.44% at September 30, 2021, primarily due to the decrease in non-performing loans. The ratio of ACL on loans and leases to net charge-offs increased from 7.97x at December 31, 2020 to 46.55x at September 30, 2021, due to the decrease in net charge-offs within the commercial non-mortgage portfolio.
The following table provides information on the portfolio allocation of the ACL on loans and leases:

	At September 30, 2021		At December 31, 2020
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial portfolio	$269,171	1.83	$312,244	2.10
Consumer portfolio	45,751	0.66	47,187	0.70
Total ACL on loans and leases	$314,922	1.46	$359,431	1.66
(1)Percentage represents the allocated ACL on loans and leases to total loans and leases within the comparable category. The allocation of a portion of the allowance to one category of loans and leases does not preclude its availability to absorb losses in other categories.

The following table provides details of the activity in the ACL on loans and leases:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$307,945	$358,522	$359,431	$209,096
Adoption of ASU No. 2016-13 (CECL)	—	—	—	57,568
(Benefit) provision	7,898	22,753	(39,435)	138,841
Charge-offs:
Commercial non-mortgage	(1,694)	(12,037)	(3,204)	(32,203)
Asset-based	—	(10)	—	(10)
Commercial real estate	(17)	(1,399)	(5,337)	(1,429)
Equipment financing	(12)	(48)	(97)	(720)
Residential	(88)	(546)	(1,573)	(2,251)
Home equity	(686)	(203)	(1,624)	(1,554)
Other consumer	(1,279)	(1,514)	(4,638)	(5,825)
Total charge-offs	(3,776)	(15,757)	(16,473)	(43,992)
Recoveries:
Commercial non-mortgage	136	1,978	1,169	2,736
Asset-based	—	—	1,426	13
Commercial real estate	5	47	18	52
Equipment financing	1	—	1	71
Residential	672	521	2,612	839
Home equity	1,322	1,080	4,494	2,935
Other consumer	719	667	1,679	1,652
Total recoveries	2,855	4,293	11,399	8,298
Net charge-offs	(921)	(11,464)	(5,074)	(35,694)
Ending balance	$314,922	$369,811	$314,922	$369,811
The following table provides a summary of net charge-offs (recoveries) to average loans and leases by portfolio:

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
(Dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial portfolio	$1,581	0.04	$11,469	0.31	$6,024	0.05	$31,490	0.30
Consumer portfolio	(660)	(0.04)	(5)	—	(950)	(0.02)	4,204	0.08
Net charge-offs (recoveries)	$921	0.02	$11,464	0.21	$5,074	0.03	$35,694	0.22
(1)Percentage of net charge-offs (recoveries) to average loans and leases was calculated based on annualized period-to-date activity.

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
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB of Boston is required in order for Webster Bank to access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB Boston capital stock of $15.5 million at September 30, 2021 compared to $17.5 million at December 31, 2020 for its FHLB membership and for outstanding advances and other extensions of credit. The most recent FHLB quarterly cash dividend was paid on August 3, 2021 in an amount equal to an annual yield of 1.52%.
Additionally, Webster Bank is required to hold FRB of Boston stock equal to 6% of its capital and surplus of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. The FRB capital stock investment is restricted in that there is no market for it, and it can only be redeemed by the FRB. Webster Bank held $60.4 million and $60.1 million of FRB capital stock at September 30, 2021 and December 31, 2020, respectively. The most recent FRB semi-annual cash dividend was paid on June 30, 2021 in an amount equal to an annual yield of 1.50%.
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
Total deposits were $30.0 billion at September 30, 2021 as compared to $27.3 billion at December 31, 2020. The increase is primarily related to a combination of an increase in transactional accounts due to customer PPP loan funding, other stimulus effects, and lower customer spending. Refer to Note 9: Deposits in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for additional information.
Borrowings. FHLB advances are utilized as a source of funding for liquidity and interest rate risk management purposes. FHLB advances totaled $0.1 billion at both September 30, 2021 and December 31, 2020. Webster Bank had additional borrowing capacity of approximately $4.7 billion from the FHLB at both September 30, 2021 and December 31, 2020, and approximately $1.3 billion from the FRB at both September 30, 2021 and December 31, 2020.
Securities sold under agreements to repurchase, whereby securities are delivered to counterparties under an agreement to repurchase such securities at a fixed price in the future, are also utilized as a source of funding. Unpledged investment securities of $4.1 billion at September 30, 2021 could have been used for collateral on borrowings such as repurchase agreements, or to increase borrowing capacity by approximately $3.9 billion or $4.0 billion at the FHLB or FRB, respectively. Additionally, Webster Bank may utilize term and overnight federal funds to meet short-term liquidity needs.
Long-term debt, which consists of senior fixed-rate notes maturing in 2024 and 2029, and junior subordinated notes maturing in 2033, totaled $0.6 billion at both September 30, 2021 and December 31, 2020.
Total borrowed funds were $1.3 billion at September 30, 2021 as compared to $1.7 billion at December 31, 2020, and represented 3.8% and 5.2% of total assets at September 30, 2021 and December 31, 2020, respectively. The decrease is due to deposit growth exceeding loan and securities growth. For additional information, refer to Note 10: Borrowings in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

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
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. During the nine months ended September 30, 2021, Webster Bank paid $160.0 million in dividends to the Holding Company. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The main uses of liquidity are the payment of principal and interest to holders of senior notes and junior subordinated debt, the payment of dividends to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities. There are certain restrictions on the payment of dividends by Webster Bank to the Holding Company, which are described in the section captioned "Supervision and Regulation" in Item 1 of Webster’s 2020 Form 10-K. At September 30, 2021, there was $436.3 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company.
The Company has a common stock repurchase program authorized by the Board of Directors with $123.4 million of remaining repurchase authority at September 30, 2021. Due to the Company's announcement of its pending merger agreement with Sterling, Webster may not purchase any shares under this program until the transaction is closed. Additionally, the Company periodically acquires common shares outside of the repurchase program related to stock compensation plan activity. During the nine months ended September 30, 2021, a total of 77,247 shares of common stock were repurchased at a market value of approximately $4.3 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits, which are used to support loan portfolio growth. Including time deposits, Webster Bank had a loan to total deposit ratio of 71.9% and 79.2% at September 30, 2021 and December 31, 2020, respectively.
Webster Bank is required by OCC regulations to maintain liquidity sufficient to ensure safe and sound operations. Whether liquidity is adequate, as assessed by the OCC, depends on factors such as the overall asset/liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. Webster Bank exceeded all regulatory liquidity requirements as of September 30, 2021. The Company has a detailed liquidity contingency plan designed to respond to liquidity concerns in a prompt and comprehensive manner. The plan is designed to provide early detection of potential problems and details specific actions required to address liquidity stress scenarios.
As an OCC regulated commercial institution, Webster Bank is also required to satisfy certain minimum leverage and risk-based capital requirements, as well as minimum tangible capital requirements. As of September 30, 2021, Webster Bank was in compliance with all applicable capital requirements and exceeded the FDIC requirements for a well-capitalized institution. Refer to Note 12: Regulatory Matters in the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report for a further discussion of regulatory requirements applicable to the Holding Company and Webster Bank.
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
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on NII over a twelve month period, starting at September 30, 2021 and December 31, 2020 for each subsequent twelve month period as compared to NII, assuming no change in interest rates:

NII	-200bp	-100bp	+100bp	+200bp
September 30, 2021	n/a	n/a	5.6%	12.0%
December 31, 2020	n/a	n/a	1.7%	4.7%

The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on PPNR over a twelve month period, starting at September 30, 2021 and December 31, 2020 for each subsequent twelve month period as compared to PPNR, assuming no change in interest rates:

PPNR	-200bp	-100bp	+100bp	+200bp
September 30, 2021	n/a	n/a	8.9%	19.2%
December 31, 2020	n/a	n/a	2.4%	7.1%
Interest rates are assumed to change up or down in a parallel fashion, and the NII and PPNR results in each scenario are compared to a flat rate based scenario. The flat rate scenario holds the end of period yield curve constant over a twelve month forecasted horizon. Such scenario at both September 30, 2021 and December 31, 2020 assumed a federal funds rate of 0.25%. Asset sensitivity for both NII and PPNR increased at September 30, 2021 as compared to December 31, 2020, primarily due to changes in deposit beta assumptions, which were approved by the Company's ALCO and are reflective of management's current deposit pricing strategy and the overall composition of the balance sheet. Loans at floors have increased to approximately $4.3 billion at September 30, 2021, lowering overall asset sensitivity, which is being offset by increased cash levels at the FRB due to elevated deposits. When interest rates start to rise, not all of these loans will immediately lift off of their floors. Due to the lower rate environment at both September 30, 2021 and December 31, 2020, management does not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were previously modeled when market rates were higher.
Webster can also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain assets and liabilities. Changes in the market value of these positions are recognized in earnings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on NII for the subsequent twelve month period starting at September 30, 2021 and December 31, 2020:

	Short End of the Yield Curve				Long End of the Yield Curve
NII	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2021	n/a	n/a	3.9%	8.4%	(3.0)%	(1.4)%	1.3%	2.6%
December 31, 2020	n/a	n/a	0.2%	1.5%	n/a	(2.2)%	1.0%	2.5%
The following table summarizes the estimated impact that immediate non-parallel changes in interest rates might have on PPNR for the subsequent twelve month period starting at September 30, 2021 and December 31, 2020:

	Short End of the Yield Curve				Long End of the Yield Curve
PPNR	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2021	n/a	n/a	6.2%	13.6%	(4.8)%	(2.2)%	2.1%	4.1%
December 31, 2020	n/a	n/a	(0.3)%	1.7%	n/a	(4.0)%	1.8%	4.4%
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
Sensitivity to the short end of the yield curve for both NII and PPNR increased at September 30, 2021 as compared to December 31, 2020 due to excess cash at the FRB. As rates rise, this cash can be deployed into higher yielding assets. NII and PPNR were less sensitive to changes in the long end of the yield curve at September 30, 2021 as compared to December 31, 2020, due to slower forecast prepayment speeds resulting from increases in the long end of the yield curve, which shortens asset duration for MBS and residential mortgages. Due to the lower rate environment at September 30, 2021, management does not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were modeled at December 31, 2020.
The following table summarizes the estimated economic value of assets, liabilities, and off-balance sheet contracts at September 30, 2021 and December 31, 2020, and the projected change to economic values if interest rates were to instantaneously increase or decrease by 100 basis points:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 bp	+100 bp
September 30, 2021
Assets	$35,374,258	$35,071,158	n/a	$(779,658)
Liabilities	31,988,069	30,879,882	n/a	(1,023,917)
Net	$3,386,189	$4,191,276	n/a	$244,259
Net change as % base net economic value			n/a	5.8%

December 31, 2020
Assets	$32,590,690	$32,546,388	n/a	$(625,173)
Liabilities	29,356,065	29,357,878	n/a	(1,058,460)
Net	$3,234,625	$3,188,510	n/a	$433,287
Net change as % base net economic value			n/a	13.6%
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
Duration gap is the difference between the duration of assets and the duration of liabilities. A duration gap near zero implies that the balance sheet is matched, and thus would exhibit no change in estimated economic value for a small change in interest rates. Webster's duration gap was negative 1.9 years at both September 30, 2021 and December 31, 2020. A negative duration gap implies that liabilities are longer than assets, and therefore, have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of liabilities would more than offset the decreased value of assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and, in turn, decrease when interest rates fall over the longer term absent the effects of new business booked in the future. At September 30, 2021, long-term rates have risen by 58 basis points as compared to December 31, 2020. This higher starting point extends asset duration by decreasing residential loan and MBS prepayment speeds.
These estimates assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Both the earnings and economic values estimates are subject to factors that could cause actual results to differ. Management believes that Webster's interest rate risk position at September 30, 2021 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to take additional action in the event that interest rates do change rapidly.
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
Management has identified that the Company's most critical accounting policy is the ACL on loans and leases not only because of its importance to the Company’s financial condition and operating results, but also the fact that it requires management’s subjective and complex judgment surrounding the need to make estimates about the effects of matters that are inherently uncertain.
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

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$161,369	$193,501
Interest-bearing deposits	2,442,790	69,603
Investment securities available-for-sale, at fair value	3,410,443	3,326,776
Investment securities held-to-maturity, net of allowance for credit losses of $234 and $299	5,986,308	5,567,889
Federal Home Loan Bank and Federal Reserve Bank stock	75,936	77,594
Loans held for sale (valued under fair value option $10,032 and $14,000)	24,969	14,012
Loans and leases	21,580,335	21,641,215
Allowance for credit losses on loans and leases	(314,922)	(359,431)
Loans and leases, net	21,265,413	21,281,784
Deferred tax assets, net	96,489	81,286
Premises and equipment, net	209,573	226,743
Goodwill	538,373	538,373
Other intangible assets, net	18,987	22,383
Cash surrender value of life insurance policies	572,368	564,195
Accrued interest receivable and other assets	571,240	626,551
Total assets	$35,374,258	$32,590,690
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$7,154,835	$6,155,592
Interest-bearing	22,871,492	21,179,844
Total deposits	30,026,327	27,335,436
Securities sold under agreements to repurchase and other borrowings	655,871	995,355
Federal Home Loan Bank advances	113,334	133,164
Long-term debt	564,114	567,663
Operating lease liabilities	150,708	158,280
Accrued expenses and other liabilities	477,715	166,167
Total liabilities	31,988,069	29,356,065
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $0.01 par value; Authorized - 200,000,0000 shares:
Issued (93,686,311 shares)	937	937
Paid-in capital	1,104,885	1,109,532
Retained earnings	2,260,560	2,077,522
Treasury stock, at cost (3,097,840 and 3,487,389 shares)	(126,738)	(140,659)
Accumulated other comprehensive income, net of tax	1,508	42,256
Total shareholders' equity	3,386,189	3,234,625
Total liabilities and shareholders' equity	$35,374,258	$32,590,690
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Interest Income:
Interest and fees on loans and leases	$196,273	$188,001	$572,728	$600,709
Taxable interest and dividends on investments	38,208	45,549	118,125	148,240
Non-taxable interest on investment securities	5,154	5,460	15,770	16,447
Loans held for sale	57	229	201	588
Total interest income	239,692	239,239	706,824	765,984
Interest Expense:
Deposits	4,571	12,598	16,104	59,246
Securities sold under agreements to repurchase and other borrowings	721	608	2,216	5,318
Federal Home Loan Bank advances	492	2,528	1,539	13,145
Long-term debt	4,217	4,249	12,658	13,811
Total interest expense	10,001	19,983	32,517	91,520
Net interest income	229,691	219,256	674,307	674,464
Provision for credit losses	7,750	22,750	(39,500)	138,750
Net interest income after provision for credit losses	221,941	196,506	713,807	535,714
Non-interest Income:
Deposit service fees	40,258	39,278	122,166	117,687
Loan and lease related fees	10,881	6,568	27,056	20,032
Wealth and investment services	9,985	8,255	29,475	24,096
Mortgage banking activities	1,525	7,087	5,486	14,185
Increase in cash surrender value of life insurance policies	3,666	3,695	10,802	10,899
Gain on sale of investment securities, net	—	—	—	8
Other income	17,460	10,177	38,249	21,607
Total non-interest income	83,775	75,060	233,234	208,514
Non-interest Expense:
Compensation and benefits	105,352	104,019	310,706	305,637
Occupancy	12,430	14,275	42,090	43,005
Technology and equipment	28,441	27,846	84,081	83,151
Intangible assets amortization	1,124	1,089	3,395	3,013
Marketing	3,721	3,852	9,452	10,640
Professional and outside services	7,074	9,223	37,875	21,044
Deposit insurance	3,855	4,204	11,560	13,944
Other expense	18,240	19,488	56,088	58,982
Total non-interest expense	180,237	183,996	555,247	539,416
Income before income tax expense	125,479	87,570	391,794	204,812
Income tax expense	29,766	18,289	93,968	44,235
Net income	95,713	69,281	297,826	160,577
Preferred stock dividends and other	(2,542)	(2,391)	(7,567)	(6,819)
Earnings applicable to common shareholders	$93,171	$66,890	$290,259	$153,758

Earnings per common share:
Basic	$1.03	$0.75	$3.23	$1.71
Diluted	1.03	0.75	3.22	1.70
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$95,713	$69,281	$297,826	$160,577
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(3,394)	11,766	(35,220)	57,991
Derivative instruments	(1,731)	(1,912)	(7,755)	27,921
Defined benefit pension and other postretirement benefit plans	743	738	2,227	2,197
Other comprehensive (loss) income, net of tax	(4,382)	10,592	(40,748)	88,109
Comprehensive income	$91,331	$79,873	$257,078	$248,686
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended September 30, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at June 30, 2021	$145,037	$937	$1,101,126	$2,203,160	$(126,445)	$5,890	$3,329,705
Net income	—	—	—	95,713	—	—	95,713
Other comprehensive (loss), net of tax	—	—	—	—	—	(4,382)	(4,382)
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,345)	—	—	(36,345)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Stock-based compensation	—	—	3,819	—	(176)	—	3,643
Exercise of stock options	—	—	(60)	—	143	—	83
Common shares acquired from stock compensation plan activity	—	—	—	—	(260)	—	(260)
Balance at September 30, 2021	$145,037	$937	$1,104,885	$2,260,560	$(126,738)	$1,508	$3,386,189

	At or for the three months ended September 30, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at June 30, 2020	$145,037	$937	$1,103,756	$2,024,487	$(140,883)	$41,445	$3,174,779
Net income	—	—	—	69,281	—	—	69,281
Other comprehensive income, net of tax	—	—	—	—	—	10,592	10,592
Common stock dividends/equivalents $0.40 per share	—	—	—	(36,180)	—	—	(36,180)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Stock-based compensation	—	—	2,717	—	625	—	3,342
Common shares acquired from stock compensation plan activity	—	—	—	—	(156)	—	(156)
Balance at September 30, 2020	$145,037	$937	$1,106,473	$2,055,620	$(140,414)	$52,037	$3,219,690

	At or for the nine months ended September 30, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2020	$145,037	$937	$1,109,532	$2,077,522	$(140,659)	$42,256	$3,234,625
Net income	—	—	—	297,826	—	—	297,826
Other comprehensive (loss), net of tax	—	—	—	—	—	(40,748)	(40,748)
Common stock dividends/equivalents $1.20 per share	—	—	—	(108,882)	—	—	(108,882)
Series F preferred stock dividends $984.375 per share	—	—	—	(5,906)	—	—	(5,906)
Stock-based compensation	—	—	508	—	9,568	—	10,076
Exercise of stock options	—	—	(5,155)	—	8,624	—	3,469
Common shares acquired from stock compensation plan activity	—	—	—	—	(4,271)	—	(4,271)
Balance at September 30, 2021	$145,037	$937	$1,104,885	$2,260,560	$(126,738)	$1,508	$3,386,189

	At or for the nine months ended September 30, 2020
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2019	$145,037	$937	$1,113,250	$2,061,352	$(76,734)	$(36,072)	$3,207,770
Cumulative effect of changes in accounting principles	—	—	—	(51,213)	—	—	(51,213)
Net income	—	—	—	160,577	—	—	160,577
Other comprehensive income, net of tax	—	—	—	—	—	88,109	88,109
Common stock dividends/equivalents $1.20 per share	—	—	—	(109,190)	—	—	(109,190)
Series F preferred stock dividends $984.375 per share	—	—	—	(5,906)	—	—	(5,906)
Stock-based compensation	—	—	(6,672)	—	16,028	—	9,356
Exercise of stock options	—	—	(105)	—	223	—	118
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,375)	—	(3,375)
Common stock repurchase program	—	—	—	—	(76,556)	—	(76,556)
Balance at September 30, 2020	$145,037	$937	$1,106,473	$2,055,620	$(140,414)	$52,037	$3,219,690
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2021	2020
Operating Activities:
Net income	$297,826	$160,577
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for credit losses	(39,500)	138,750
Deferred tax benefit	(692)	(29,976)
Depreciation and amortization	27,071	27,448
Amortization of premiums/discounts, net	102,648	47,178
Stock-based compensation	10,076	9,356
Gain on sale, net of write-down, of foreclosed and repossessed assets	(367)	(1,073)
Loss on disposal of premises and equipment	688	184
Gain on sale of investment securities, net	—	(8)
Increase in cash surrender value of life insurance policies	(10,802)	(10,899)
Gain from life insurance policies	(1,350)	(352)
Mortgage banking activities	(5,486)	(14,185)
Proceeds from sale of loans held for sale	199,991	342,747
Originations of loans held for sale	(192,948)	(324,319)
Net decrease in right-of-use lease assets	4,074	8,634
Net decrease (increase) in derivative contract assets net of liabilities	140,991	(172,647)
Gain on sale of banking centers	(786)	—
Net (increase) decrease in accrued interest receivable and other assets	(77,859)	23,353
Net increase (decrease) in accrued expenses and other liabilities	10,594	(43,272)
Net cash provided by operating activities	464,169	161,496
Investing Activities:
Purchases of available-for-sale investment securities	(857,820)	(586,228)
Proceeds from available-for-sale investment securities maturities/principal repayments	729,877	422,572
Proceeds from sales of available-for-sale investment securities	—	8,963
Purchases of held-to-maturity investment securities	(1,203,951)	(1,005,535)
Proceeds from held-to-maturity investment securities maturities/principal repayments	1,007,842	655,521
Net proceeds from Federal Home Loan Bank/Federal Reserve Bank stock	1,658	59,435
Alternative investments capital calls, net of distributions	(8,897)	(7,423)
Net increase in loans	(66,526)	(1,869,715)
Proceeds from loans not originated for sale	61,274	6,414
Proceeds from life insurance policies	5,074	1,625
Proceeds from sale of foreclosed and repossessed assets	1,285	8,047
Proceeds from sale of banking centers	2,912	641
Additions to premises and equipment	(11,229)	(14,016)
Net cash used in investing activities	(338,501)	(2,319,699)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2021	2020
Financing Activities:
Net increase in deposits	2,689,995	3,590,551
Proceeds from Federal Home Loan Bank advances	180,470	3,775,000
Repayments of Federal Home Loan Bank advances	(200,300)	(5,290,233)
Net (decrease) increase in securities sold under agreements to repurchase and other borrowings	(339,484)	261,391
Dividends paid to common shareholders	(108,586)	(108,882)
Dividends paid to preferred shareholders	(5,906)	(5,906)
Exercise of stock options	3,469	118
Common stock repurchase program	—	(76,556)
Common shares purchased related to stock compensation plan activity	(4,271)	(3,375)
Net cash provided by financing activities	2,215,387	2,142,108
Net increase (decrease) in cash and cash equivalents	2,341,055	(16,095)
Cash and cash equivalents at beginning of period	263,104	257,895
Cash and cash equivalents at end of period	$2,604,159	$241,800

Supplemental disclosure of cash flow information:
Interest paid	$42,567	$103,550
Income taxes paid	107,812	77,376
Noncash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$1,048	$5,178
Transfer of loans from loans and leases to loans-held-for-sale	74,923	5,805
Unsettled purchases of investment securities	284,713	—
Deposits assumed	—	4,657
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the Company's Consolidated Financial Statements, and related Notes thereto, for the year ended December 31, 2020, included in our Form 10-K filed with the SEC. In the opinion of management, all necessary adjustments are reflected to present fairly the financial position and results of operations as of the dates and for the periods shown. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be attained during the full year ending December 31, 2021, or any future period. There have been no changes to the Company's significant accounting policies from those described within that Form 10-K, except as described within the Recently Adopted Accounting Standards Updates section of this note.
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
Relevant Accounting Standards Issued But Not Yet Adopted
The Company has adopted all applicable Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) as of September 30, 2021.

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
At September 30, 2021 and December 31, 2020, the aggregate carrying value of the Company's tax credit-finance investments was $44.6 million and $37.2 million, respectively, which represents the Company's maximum exposure to loss. At September 30, 2021 and December 31, 2020, unfunded commitments have been recognized, totaling $12.6 million and $10.2 million, respectively, and are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2021, the Company approved additional commitments of $10.6 million to fund tax credit-finance investments. There were no commitments approved during the nine months ended September 30, 2020.
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
At September 30, 2021 and December 31, 2020, the aggregate carrying value of the Company's other non-marketable investments in VIEs was $53.0 million and $34.3 million, respectively, and the maximum exposure to loss of the Company's other non-marketable investments in VIEs, including unfunded commitments, was $83.3 million and $72.7 million, respectively. Refer to Note 15: Fair Value Measurements for additional information.
The Company's equity interests in Other Non-Marketable Investments, as well as Tax Credit-Finance Investments and Webster Statutory Trust, are included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. For a description of the Company's accounting policy regarding the consolidation of VIEs, refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements included in its Form 10-K for the year ended December 31, 2020.

Note 3: Business Developments
Pending Merger
On April 19, 2021, Webster and Sterling announced that their boards of directors approved by unanimous vote a definitive agreement under which the two companies will combine in an all-stock transaction. Under the terms of the agreement, Sterling will merge into Webster, and Sterling's shareholders will receive a fixed exchange ratio of 0.463 of a Webster common share for each share of Sterling common stock owned. In addition, at the effective time of the merger, each outstanding share of Sterling's 6.50% Series A Non-Cumulative Perpetual Preferred Stock will be converted into the right to receive a newly created series of Webster preferred stock having substantially the same terms.
The proposed merger was approved by the respective shareholders of both Webster and Sterling on August 17, 2021. Webster Bank and Sterling National Bank, the respective subsidiary banks of Webster and Sterling, also received approval to merge from the OCC on August 2, 2021 as part of the proposed merger between Webster and Sterling. Completion of the merger remains subject to regulatory approval by the Board of Governors of the Federal Reserve System and the satisfaction of the other customary closing conditions set forth in the merger agreement.
In connection with the proposed transaction, the Company incurred $9.8 million and $26.9 million of merger-related expenses during the three and nine months ended September 30, 2021, respectively, primarily consisting of professional fees for investment banking, legal, and consulting services, and employee severance and retention costs. Merger-related expenses are recorded as either professional and outside services, compensation and benefits, or other non-interest expense on the accompanying Condensed Consolidated Statements of Income, and are presented in the Corporate and Reconciling category for segment reporting purposes.
Strategic Initiatives
During the fourth quarter of 2020, the Company launched a strategic plan to drive incremental revenue and cost savings measures across the organization through the consolidation of banking centers and corporate facilities, process automation, ancillary spend reduction, and other organizational actions.
The following table presents the changes in accrued expenses associated with the Company's strategic initiatives for the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021
(In thousands)	Severance	ROU Asset	Other	Total
Beginning balance	$13,964	$—	$2,230	$16,194
Charged to earnings	1	91	53	145
Adjustments (1)	(3,903)	—	(253)	(4,156)
Charged against assets	—	(91)	(246)	(337)
Net cash (payments) receipts	(3,923)	—	193	(3,730)
Ending balance	$6,139	$—	$1,977	$8,116

	Nine months ended September 30, 2021
(In thousands)	Severance	ROU Asset	Other	Total
Beginning balance	$17,675	$—	$2,120	$19,795
Charged to earnings	2,106	361	8,987	11,454
Adjustments (1)	(3,903)	—	(984)	(4,887)
Charged against assets	—	(361)	(3,776)	(4,137)
Net cash (payments) receipts	(9,739)	—	(4,370)	(14,109)
Ending balance	$6,139	$—	$1,977	$8,116
(1)Adjustments reflect changes in retention assumptions, gains on sale of banking centers, and other facilities-related adjustments.
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

Note 4: Investment Securities
Held-to-Maturity Securities
A summary of the amortized cost, fair value, and ACL on investment securities held-to-maturity is presented below:

	At September 30, 2021
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$50,146	$1,075	$(48)	$51,173	$—	$50,146
Agency MBS	2,544,509	101,289	(5,403)	2,640,395	—	2,544,509
Agency CMBS	2,509,487	22,432	(22,094)	2,509,825	—	2,509,487
Municipal bonds and notes	707,552	49,961	—	757,513	234	707,318
CMBS	174,848	5,686	—	180,534	—	174,848
Held-to-maturity securities	$5,986,542	$180,443	$(27,545)	$6,139,440	$234	$5,986,308

	At December 31, 2020
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$91,622	$1,785	$(241)	$93,166	$—	$91,622
Agency MBS	2,419,751	137,863	(84)	2,557,530	—	2,419,751
Agency CMBS	2,101,227	60,484	(2,213)	2,159,498	—	2,101,227
Municipal bonds and notes	739,507	60,371	(3)	799,875	299	739,208
CMBS	216,081	9,214	—	225,295	—	216,081
Held-to-maturity securities	$5,568,188	$269,717	$(2,541)	$5,835,364	$299	$5,567,889

(1)Amortized cost excludes accrued interest receivable of $16.7 million and $22.1 million at September 30, 2021 and December 31, 2020, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed, and therefore, assumed to be zero loss. Securities with unrealized losses and no allowance are considered to be of high credit quality, and therefore, zero credit loss is recorded as of September 30, 2021. The current unrealized loss position of certain agency securities and non-agency CMBS with no credit loss allowance can be attributed to the changing interest rate environment. An ACL on investment securities held-to-maturity is recorded for certain Municipal bonds and notes to account for expected lifetime credit losses.
The following table summarizes the activity in the ACL on investment securities held-to-maturity:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Balance beginning of period	$382	$309	$299	$—
Adoption of ASU No. 2016-13 (CECL)	—	—	—	397
Provision (benefit) for credit losses	(148)	(3)	(65)	(91)
Balance end of period	$234	$306	$234	$306

Credit Quality Information
The Company monitors the credit quality of held-to-maturity debt securities through credit ratings provided by Standard & Poor's Rating Services (S&P), Moody's Investor Services (Moody's), Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. At September 30, 2021, there were no held-to-maturity investment securities rated below investment grade. The securities illustrated below that are not rated are collateralized with U.S. Government obligations, and credit quality indicators are updated at each quarter end.
The following table summarizes credit ratings for the amortized cost of held-to-maturity debt securities according to their lowest public credit rating at September 30, 2021:

	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMOs	$—	$50,146	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,544,509	—	—	—	—	—	—	—
Agency CMBS	—	2,509,487	—	—	—	—	—	—	—
Municipal bonds and notes	207,813	119,988	227,479	104,454	36,045	8,464	—	190	3,119
CMBS	174,848	—	—	—	—	—	—	—	—
Total held-to-maturity	$382,661	$5,224,130	$227,479	$104,454	$36,045	$8,464	$—	$190	$3,119

At September 30, 2021, there were no held-to-maturity investment securities in non-accrual status.
Contractual Maturities
The amortized cost and fair value of held-to-maturity debt securities presented by contractual maturity are set forth below:

	At September 30, 2021
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$380	$382
Due after one year through five years	5,933	6,222
Due after five years through ten years	294,506	307,837
Due after ten years	5,685,723	5,824,999
Total held-to-maturity debt securities	$5,986,542	$6,139,440
For the maturity schedule above, investment securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.

Available-for-Sale Securities
A summary of the amortized cost and fair value of available-for-sale securities is presented below:

	At September 30, 2021
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$102,257	$3,549	$(23)	$105,783
Agency MBS	1,552,693	50,705	(6,614)	1,596,784
Agency CMBS	901,654	6,852	(9,920)	898,586
CMBS	769,546	869	(329)	770,086
CLO	25,000	—	(33)	24,967
Corporate debt	14,576	174	(513)	14,237
Available-for-sale securities	$3,365,726	$62,149	$(17,432)	$3,410,443

	At December 31, 2020
(In thousands)	Amortized Cost(1)	Unrealized Gains	Unrealized Losses	Fair Value(2)
Agency CMO	$148,711	$6,000	$(98)	$154,613
Agency MBS	1,389,100	68,598	(289)	1,457,409
Agency CMBS	1,092,430	26,317	(1,514)	1,117,233
CMBS	512,759	1,082	(5,823)	508,018
CLO	76,693	—	(310)	76,383
Corporate debt	14,557	—	(1,437)	13,120
Available-for-sale securities	$3,234,250	$101,997	$(9,471)	$3,326,776
(1)Amortized cost excludes accrued interest receivable of $6.6 million and $7.5 million at September 30, 2021 and December 31, 2020, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
(2)Fair value represents net carrying value as there is no ACL recorded on investment securities available-for-sale, as the securities are high credit quality and investment grade.
Fair Value and Unrealized Losses
The following table provides information on fair value and unrealized losses for the individual available-for-sale securities with an unrealized loss, for which an ACL on investment securities available-for-sale has not been recorded, aggregated by classification and length of time that the individual investment securities have been in a continuous unrealized loss position:

	At September 30, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$6,734	$(19)	$1,066	$(4)	4	$7,800	$(23)
Agency MBS	495,080	(6,397)	19,902	(217)	55	514,982	(6,614)
Agency CMBS	180,305	(2,583)	285,865	(7,337)	14	466,170	(9,920)
CMBS	220,036	(238)	92,807	(91)	27	312,843	(329)
CLO	—	—	24,967	(33)	1	24,967	(33)
Corporate debt	—	—	9,788	(513)	2	9,788	(513)
Available-for-sale in unrealized loss position	$902,155	$(9,237)	$434,395	$(8,195)	103	$1,336,550	$(17,432)

	At December 31, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$13,137	$(49)	$5,944	$(49)	5	$19,081	$(98)
Agency MBS	33,742	(219)	4,561	(70)	30	38,303	(289)
Agency CMBS	376,330	(1,514)	—	—	8	376,330	(1,514)
CMBS	409,591	(5,486)	23,167	(337)	38	432,758	(5,823)
CLO	57,728	(265)	18,655	(45)	4	76,383	(310)
Corporate debt	4,100	(166)	9,020	(1,271)	3	13,120	(1,437)
Available-for-sale in unrealized loss position	$894,628	$(7,699)	$61,347	$(1,772)	88	$955,975	$(9,471)

Unrealized losses on available-for-sale debt securities presented in the previous table have not been recognized in the accompanying Condensed Consolidated Statements of Income based on impairment analysis. The Company does not intend and is not required to sell prior to their anticipated recovery because the securities are investment grade, and the decline in fair value is primarily attributable to higher market rates. Fair value is expected to recover as the securities approach maturity. At September 30, 2021, there were no available-for-sale investment securities in non-accrual status.
Contractual Maturities
The amortized cost and fair value of available-for-sale debt securities presented by contractual maturity are set forth below:

	At September 30, 2021
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	2,266	2,338
Due after five through ten years	152,856	153,009
Due after ten years	3,210,604	3,255,096
Total available-for-sale debt securities	$3,365,726	$3,410,443
For the maturity schedule above, investment securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this maturity date presentation as borrowers have the right to repay obligations with or without prepayment penalties.
Sales of Available-for Sale Investment Securities

There were no sales of available-for-sale securities during the three and nine months ended September 30, 2021, nor during the three months ended September 30, 2020. For the nine months ended September 30, 2020, proceeds from sales of available-for-sale securities were $9.0 million, which resulted in realized gains of $8.0 thousand.
Other Information
At September 30, 2021, the Company had a carrying value of $1.5 billion in callable debt securities in its CMBS, CLO, and municipal bond portfolios. The Company considers this prepayment risk in the evaluation of its interest rate risk profile.
Held-to-maturity and available-for-sale investment securities with carrying values of $3.0 billion and $1.9 billion at September 30, 2021, respectively, and $2.6 billion and $1.3 billion at December 31, 2020, respectively, were pledged to secure public funds, trust deposits, repurchase agreements, and for other purposes, as required or permitted by law.

Note 5: Loans and Leases
The following table summarizes loans and leases:

(In thousands)	At September 30, 2021	At December 31, 2020
Commercial non-mortgage	$6,552,241	$7,085,076
Asset-based	986,782	890,598
Commercial real estate	6,522,679	6,322,637
Equipment financing	620,104	602,224
Commercial portfolio	14,681,806	14,900,535
Residential	5,167,527	4,782,016
Home equity	1,633,873	1,802,865
Other consumer	97,129	155,799
Consumer portfolio	6,898,529	6,740,680
Loans and leases (1) (2) (3)	$21,580,335	$21,641,215
(1)Loan balances include net deferred costs/(fees) and net discounts/(premiums) of $5.4 million and $(10.5) million at September 30, 2021 and December 31, 2020, respectively.
(2)At September 30, 2021, the Company had pledged $7.5 billion of eligible loans as collateral to support borrowing capacity at the FHLB of Boston and the FRB of Boston.
(3)Loan balances exclude accrued interest receivable of $55.2 million and $57.8 million at September 30, 2021 and December 31, 2020, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Equipment financing includes net investment in leases of $213.7 million and $236.1 million at September 30, 2021 and December 31, 2020, respectively. Total undiscounted cash flows, primarily due within the next five years, amounted to $231.5 million at September 30, 2021. This lessor activity resulted in interest income of $1.8 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $5.6 million and $5.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Loans and Leases Aging
The following table summarizes the aging of loans and leases:

	At September 30, 2021
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$2,051	$2,264	$105	$36,448	$40,868	$6,511,373	$6,552,241
Asset-based	—	—	—	2,111	2,111	984,671	986,782
Commercial real estate	128	696	—	15,963	16,787	6,505,892	6,522,679
Equipment financing	1,215	9	—	4,222	5,446	614,658	620,104
Commercial portfolio	3,394	2,969	105	58,744	65,212	14,616,594	14,681,806
Residential	2,892	538	—	19,325	22,755	5,144,772	5,167,527
Home equity	4,905	1,437	—	23,322	29,664	1,604,209	1,633,873
Other consumer	564	266	—	263	1,093	96,036	97,129
Consumer portfolio	8,361	2,241	—	42,910	53,512	6,845,017	6,898,529
Total	$11,755	$5,210	$105	$101,654	$118,724	$21,461,611	$21,580,335

	At December 31, 2020
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$612	$903	$445	$64,073	$66,033	$7,019,043	$7,085,076
Asset-based	1,174	—	—	2,594	3,768	886,830	890,598
Commercial real estate	2,400	619	—	21,231	24,250	6,298,387	6,322,637
Equipment financing	5,107	2,308	—	7,299	14,714	587,510	602,224
Commercial portfolio	9,293	3,830	445	95,197	108,765	14,791,770	14,900,535
Residential	4,334	6,330	—	41,081	51,745	4,730,271	4,782,016
Home equity	5,500	1,771	—	31,030	38,301	1,764,564	1,802,865
Other consumer	878	601	—	652	2,131	153,668	155,799
Consumer portfolio	10,712	8,702	—	72,763	92,177	6,648,503	6,740,680
Total	$20,005	$12,532	$445	$167,960	$200,942	$21,440,273	$21,641,215
The following table provides additional detail related to loans and leases on non-accrual status:

	At September 30, 2021		At December 31, 2020
(In thousands)	Non-accrual	Non-accrual With No Allowance	Non-accrual	Non-accrual With No Allowance
Commercial non-mortgage	$36,448	$8,081	$64,073	$16,985
Asset-based	2,111	2,111	2,594	—
Commercial real estate	15,963	4,951	21,231	15,529
Equipment financing	4,222	—	7,299	2,983
Commercial portfolio	58,744	15,143	95,197	35,497
Residential	19,325	11,420	41,081	29,843
Home equity	23,322	18,798	31,030	24,091
Other consumer	263	—	652	2
Consumer portfolio	42,910	30,218	72,763	53,936
Total	$101,654	$45,361	$167,960	$89,433
Interest on non-accrual residential and home equity loans, which would have been recorded as additional interest income had the loans been current in accordance with the original terms, totaled $2.4 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively, and $7.2 million and $9.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Refer to Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2020, for details of non-accrual policies.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the activity in, as well as the loan and lease balances that were evaluated for, ACL on loans and leases:

	At or for the three months ended September 30,
	2021			2020
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$263,071	$44,874	$307,945	$291,520	$67,002	$358,522
(Benefit) provision	7,681	217	7,898	31,618	(8,865)	22,753
Charge-offs	(1,723)	(2,053)	(3,776)	(13,494)	(2,263)	(15,757)
Recoveries	142	2,713	2,855	2,025	2,268	4,293
Balance, end of period	$269,171	$45,751	$314,922	$311,669	$58,142	$369,811

	At or for the nine months ended September 30,
	2021			2020
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$312,244	$47,187	$359,431	$161,669	$47,427	$209,096
Adoption of ASU No. 2016-13 (CECL)	—	—	—	34,024	23,544	57,568
(Benefit) provision	(37,049)	(2,386)	(39,435)	147,466	(8,625)	138,841
Charge-offs	(8,638)	(7,835)	(16,473)	(34,362)	(9,630)	(43,992)
Recoveries	2,614	8,785	11,399	2,872	5,426	8,298
Balance, end of period	$269,171	$45,751	$314,922	$311,669	$58,142	$369,811
Individually evaluated for impairment	7,791	4,308	12,099	18,303	4,376	22,679
Collectively evaluated for impairment	$261,380	$41,443	$302,823	$293,366	$53,766	$347,132

Loan and lease balances:
Individually evaluated for impairment	$116,280	$104,677	$220,957	$158,324	$149,583	$307,907
Collectively evaluated for impairment	14,565,526	6,793,852	21,359,378	14,761,792	6,782,324	21,544,116
Loans and leases	$14,681,806	$6,898,529	$21,580,335	$14,920,116	$6,931,907	$21,852,023
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
The following tables summarize commercial, commercial real estate, and equipment financing loans and leases segregated by origination year and risk rating exposure under the Composite Credit Risk Profile grades at September 30, 2021 and December 31, 2020:

	At September 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage
Pass	$1,680,524	$1,261,582	$862,131	$673,196	$291,995	$317,590	$1,068,077	$6,155,095
Special mention	13,242	45,084	38,253	32,989	9,994	16,578	15,835	171,975
Substandard	3,791	47,048	31,030	85,798	8,646	19,647	29,210	225,170
Doubtful	—	1	—	—	—	—	—	1
Commercial non-mortgage	1,697,557	1,353,715	931,414	791,983	310,635	353,815	1,113,122	6,552,241
Asset-based
Pass	7,612	20,768	13,115	13,998	6,272	26,747	835,405	923,917
Special mention	—	—	—	700	—	—	60,054	60,754
Substandard	—	—	2,111	—	—	—	—	2,111
Asset-based	7,612	20,768	15,226	14,698	6,272	26,747	895,459	986,782
Commercial real estate
Pass	847,147	891,343	1,450,959	1,074,542	377,030	1,484,768	34,906	6,160,695
Special mention	350	2,232	—	79,138	54,177	105,173	—	241,070
Substandard	—	887	792	21,565	43,194	54,475	—	120,913
Doubtful	—	—	—	—	—	1	—	1
Commercial real estate	847,497	894,462	1,451,751	1,175,245	474,401	1,644,417	34,906	6,522,679
Equipment financing
Pass	174,137	203,641	101,319	49,725	16,835	39,771	—	585,428
Special mention	—	120	8,101	3,620	87	1,055	—	12,983
Substandard	—	8,989	4,093	3,566	1,512	3,533	—	21,693
Equipment financing	174,137	212,750	113,513	56,911	18,434	44,359	—	620,104
Commercial portfolio	$2,726,803	$2,481,695	$2,511,904	$2,038,837	$809,742	$2,069,338	$2,043,487	$14,681,806

	At December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage
Pass	$2,771,373	$1,052,080	$907,110	$481,321	$231,280	$218,001	$936,592	$6,597,757
Special mention	32,535	33,969	62,034	435	8,357	13,757	38,496	189,583
Substandard	54,716	51,798	66,324	36,159	15,535	23,957	49,084	297,573
Doubtful	—	—	—	163	—	—	—	163
Commercial non-mortgage	2,858,624	1,137,847	1,035,468	518,078	255,172	255,715	1,024,172	7,085,076
Asset-based
Pass	26,344	15,960	23,123	11,333	10,963	16,484	741,336	845,543
Special mention	—	—	775	—	—	—	41,687	42,462
Substandard	—	2,504	—	—	—	—	89	2,593
Asset-based	26,344	18,464	23,898	11,333	10,963	16,484	783,112	890,598
Commercial real estate
Pass	965,582	1,461,201	1,242,322	527,931	554,630	1,165,331	28,113	5,945,110
Special mention	27	10,385	70,704	37,539	35,617	69,832	—	224,104
Substandard	817	1,132	21,923	73,621	2,962	52,968	—	153,423
Commercial real estate	966,426	1,472,718	1,334,949	639,091	593,209	1,288,131	28,113	6,322,637
Equipment financing
Pass	249,370	135,263	68,092	26,433	43,469	22,879	—	545,506
Special mention	7,934	11,043	6,981	1,220	1,577	788	—	29,543
Substandard	7,483	6,169	5,749	2,460	4,743	571	—	27,175
Equipment financing	264,787	152,475	80,822	30,113	49,789	24,238	—	602,224
Commercial portfolio	$4,116,181	$2,781,504	$2,475,137	$1,198,615	$909,133	$1,584,568	$1,835,397	$14,900,535
To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk. FICO scores are updated at least quarterly.
The following tables summarize residential and consumer loans segregated by origination year and risk rating exposure under FICO score groupings at September 30, 2021 and December 31, 2020:

	At September 30, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
800+	$360,987	$450,223	$178,412	$41,697	$128,474	$792,003	$—	$1,951,796
740-799	857,968	471,194	180,238	38,171	91,741	507,048	—	2,146,360
670-739	300,754	141,427	81,670	25,831	41,147	248,879	—	839,708
580-669	24,569	14,716	9,338	4,394	7,531	76,066	—	136,614
579 and below	10,308	1,451	43,787	868	1,892	34,743	—	93,049
Residential	1,554,586	1,079,011	493,445	110,961	270,785	1,658,739	—	5,167,527
Home equity
800+	27,832	28,501	10,373	17,474	11,631	60,951	491,283	648,045
740-799	29,181	27,269	9,710	14,530	8,428	39,651	414,321	543,090
670-739	12,260	10,657	7,106	8,338	7,369	35,743	234,066	315,539
580-669	364	1,530	1,750	1,529	1,885	15,669	73,350	96,077
579 and below	255	454	874	1,026	304	6,001	22,208	31,122
Home equity	69,892	68,411	29,813	42,897	29,617	158,015	1,235,228	1,633,873
Other consumer
800+	377	1,544	3,254	1,141	323	120	10,386	17,145
740-799	2,314	6,694	10,540	4,047	590	379	4,857	29,421
670-739	542	9,433	16,762	5,021	909	234	8,106	41,007
580-669	245	1,232	3,215	972	347	207	1,313	7,531
579 and below	106	176	283	195	63	54	1,148	2,025
Other consumer	3,584	19,079	34,054	11,376	2,232	994	25,810	97,129
Consumer portfolio	1,628,062	1,166,501	557,312	165,234	302,634	1,817,748	1,261,038	6,898,529

Commercial portfolio	2,726,803	2,481,695	2,511,904	2,038,837	809,742	2,069,338	2,043,487	14,681,806
Loans and leases	$4,354,865	$3,648,196	$3,069,216	$2,204,071	$1,112,376	$3,887,086	$3,304,525	$21,580,335

	At December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential
800+	$360,336	$283,755	$61,048	$178,849	$268,044	$805,537	$—	$1,957,569
740-799	654,973	288,173	58,249	133,416	176,286	492,720	—	1,803,817
670-739	199,329	118,620	39,125	75,375	76,666	248,268	—	757,383
580-669	17,151	19,389	8,884	11,843	12,225	96,333	—	165,825
579 and below	—	36,498	673	3,278	3,179	53,794	—	97,422
Residential	1,231,789	746,435	167,979	402,761	536,400	1,696,652	—	4,782,016
Home equity
800+	30,604	16,567	25,205	14,439	17,192	59,956	542,600	706,563
740-799	34,797	13,565	19,715	11,073	12,839	43,802	434,271	570,062
670-739	13,753	8,855	10,761	10,206	7,318	44,025	275,691	370,609
580-669	1,708	2,172	2,660	2,234	2,316	16,680	86,126	113,896
579 and below	129	919	880	1,070	1,073	7,163	30,501	41,735
Home equity	80,991	42,078	59,221	39,022	40,738	171,626	1,369,189	1,802,865
Other consumer
800+	2,827	5,725	2,610	658	115	190	7,171	19,296
740-799	12,317	21,036	8,925	1,493	457	263	5,119	49,610
670-739	14,761	31,952	11,843	2,284	665	228	8,403	70,136
580-669	2,344	5,419	2,360	793	194	124	1,570	12,804
579 and below	608	982	500	183	37	215	1,428	3,953
Other consumer	32,857	65,114	26,238	5,411	1,468	1,020	23,691	155,799
Consumer portfolio	1,345,637	853,627	253,438	447,194	578,606	1,869,298	1,392,880	6,740,680

Commercial portfolio	4,116,181	2,781,504	2,475,137	1,198,615	909,133	1,584,568	1,835,397	14,900,535
Loans and leases	$5,461,818	$3,635,131	$2,728,575	$1,645,809	$1,487,739	$3,453,866	$3,228,277	$21,641,215

Individually Assessed Loans and Leases
The following table summarizes individually assessed loans and leases:

	At September 30, 2021
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Allowance
Commercial non-mortgage	$107,251	$84,054	$34,246	$49,808	$5,470
Asset-based	2,253	2,111	2,111	—	—
Commercial real estate	29,357	25,893	11,203	14,690	1,449
Equipment financing	4,732	4,222	—	4,222	872
Residential	68,514	65,018	35,337	29,681	2,503
Home equity	43,764	39,396	28,078	11,318	1,689
Other consumer	282	263	—	263	116
Total	$256,153	$220,957	$110,975	$109,982	$12,099

	At December 31, 2020
(In thousands)	Unpaid Principal Balance	Amortized Cost	Amortized Cost No Allowance	Amortized Cost With Allowance	Related Allowance
Commercial non-mortgage	$172,069	$119,884	$55,742	$64,142	$9,665
Asset-based	2,989	2,594	—	2,594	50
Commercial real estate	37,177	33,879	25,931	7,948	1,610
Equipment financing	7,770	7,298	2,983	4,315	362
Residential	108,077	98,164	58,915	39,249	3,357
Home equity	109,156	46,950	34,335	12,615	988
Other consumer	2,381	653	2	651	105
Total	$439,619	$309,422	$177,908	$131,514	$16,137
The following table summarizes average amortized cost and interest income recognized for individually assessed loans and leases:

	Three months ended September 30,						Nine months ended September 30,
	2021			2020			2021			2020
(In thousands)	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income	Average Amortized Cost	Accrued Interest Income	Cash Basis Interest Income
Commercial non-mortgage	$90,662	$729	$—	$127,676	$954	$—	$101,969	$2,270	$—	$114,027	$2,882	$—
Asset-based	2,243	—	—	1,949	—	—	2,353	—	—	1,950	—	—
Commercial real estate	23,512	132	—	24,555	192	—	29,886	440	—	22,440	507	—
Equipment financing	6,192	—	—	7,488	—	—	5,760	—	—	6,308	—	—
Residential	66,920	590	46	103,608	741	289	81,591	1,806	487	95,270	2,352	1,149
Home equity	40,341	218	63	49,309	302	297	43,173	727	579	41,826	1,002	1,540
Other consumer	338	—	—	948	13	—	458	—	—	340	30	—
Total	$230,208	$1,669	$109	$315,533	$2,202	$586	$265,190	$5,243	$1,066	$282,161	$6,773	$2,689
Collateral Dependent Loans and Leases. A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected through the operation or sale of collateral. A collateral dependent loan is individually assessed based on the fair value of the collateral, less costs to sell, as of the reporting date. Commercial non-mortgage, asset based, and equipment financing loans are collateralized by equipment, inventory, receivables, or other non-real estate assets. Commercial real estate, residential, and home equity loans are collateralized by real estate. Collateral value on collateral dependent loans and leases was $104.4 million at September 30, 2021 and $150.3 million at December 31, 2020.
The following table summarizes whether, or not, individually assessed loans and leases are collateral dependent:

	At September 30, 2021			At December 31, 2020
(In thousands)	Collateral Dependent	Not Considered Collateral Dependent	Total	Collateral Dependent	Not Considered Collateral Dependent	Total
Commercial non-mortgage	$8,062	$75,992	$84,054	$11,074	$108,810	$119,884
Asset-based	2,111	—	2,111	2,504	90	2,594
Commercial real estate	21,229	4,664	25,893	28,482	5,397	33,879
Equipment financing	—	4,222	4,222	—	7,298	7,298
Residential	16,029	48,989	65,018	33,980	64,184	98,164
Home equity	21,014	18,382	39,396	26,796	20,154	46,950
Other consumer	—	263	263	—	653	653
Total amortized cost	$68,445	$152,512	$220,957	$102,836	$206,586	$309,422

Troubled Debt Restructurings
The following table summarizes information for TDRs:

(In thousands)	At September 30, 2021	At December 31, 2020
Accrual status	$116,777	$140,089
Non-accrual status	47,257	95,338
Total TDRs	$164,034	$235,427

Specific reserves for TDRs included in the balance of ACL on loans and leases	$8,980	$12,728
Additional funds committed to borrowers in TDR status	6,504	12,895
The portion of TDRs deemed to be uncollectible, $1.1 million and $7.8 million for the three months ended September 30, 2021 and 2020, respectively, and $3.3 million and $10.8 million for the nine months ended September 30, 2021 and 2020, respectively, were charged off.
The following table provides information on the type of concession for loans modified as TDRs:

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	Number of Loans	Post- Modification Recorded Investment (1)	Number of Loans	Post- Modification Recorded Investment (1)	Number of Loans	Post- Modification Recorded Investment (1)	Number of Loans	Post- Modification Recorded Investment (1)
(Dollars in thousands)
Commercial portfolio
Extended Maturity	1	$48	—	$—	9	$788	7	$579
Maturity/Rate Combined	2	94	2	333	8	304	8	885
Other (2)	—	—	4	312	3	114	27	40,434
Consumer portfolio
Extended Maturity	—	—	2	165	2	127	6	673
Maturity/Rate Combined	—	—	5	440	8	1,426	11	1,151
Other (2)	3	153	17	708	19	1,354	111	9,895
Total TDRs	6	$295	30	$1,958	49	$4,113	170	$53,617
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs as a result of the restructurings was not significant.
(2)Other includes covenant modifications, forbearance, loans discharged under Chapter 7 bankruptcy, or other concessions.
There were no significant amounts of loans modified as TDRs within the previous 12 months and for which there was a payment default for the three and nine months ended September 30, 2021 and 2020.
TDRs in commercial non-mortgage, commercial real estate, and equipment financing segregated by risk rating exposure is as follows:

(In thousands)	At September 30, 2021	At December 31, 2020
Pass	$7,327	$12,462
Special Mention	8,670	—
Substandard	58,797	105,070
Doubtful	—	163
Total	$74,794	$117,695

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
The following table provides a summary of activity in the reserve for loan repurchases:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$782	$655	$747	$508
Provision charged to expense	16	50	59	99
(Charge-offs/settlements) recoveries, net	—	—	(8)	98
Ending balance	$798	$705	$798	$705
The following table provides information for mortgage banking activities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Residential mortgage loans held for sale:
Proceeds from sale	$52,256	$172,579	$199,991	$342,747
Loans sold with servicing rights retained	50,643	164,054	192,421	325,832

Net gain on sale	1,063	6,244	4,523	11,587
Ancillary fees	313	1,018	1,231	2,243
Fair value option adjustment	149	(175)	(268)	355
Additionally, certain commercial and consumer loans not originated for sale were sold for cash proceeds of $61.3 million for the nine months ended September 30, 2021, resulting in a gain of $1.3 million, and $6.4 million for the nine months ended September 30, 2020, resulting in a gain of $295 thousand.
The Company services residential mortgage loans for other entities totaling $2.1 billion at September 30, 2021 and $2.3 billion at December 31, 2020.
The following table presents the changes in carrying value for mortgage servicing assets:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$11,501	$14,926	$13,422	$17,484
Additions	483	1,301	1,685	3,269
Amortization	(1,363)	(1,616)	(4,295)	(4,992)
Adjustment to valuation allowance	(454)	(203)	(645)	(1,353)
Ending balance	$10,167	$14,408	$10,167	$14,408
Loan servicing fees, net of mortgage servicing rights amortization, were $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively, and are included within loan and lease related fees on the accompanying Condensed Consolidated Statements of Income.
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
The following table summarizes lessee information related to the Company’s operating ROU lease assets and lease liabilities:

	At September 30, 2021
(In thousands)	Operating Leases	Condensed Consolidated Balance Sheet Line Item Location
ROU lease assets	$123,407	Premises and equipment, net
Lease liabilities	150,708	Operating lease liabilities
The components of operating lease cost and other related information are as follows:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Lease Cost:
Operating lease costs	$6,487	$7,381	$19,598	$22,212
Variable lease costs	1,063	1,297	3,714	4,217
Sublease income	(141)	(141)	(412)	(428)
Total operating lease cost	$7,409	$8,537	$22,900	$26,001
Other Information:
Cash paid for amounts included in the measurement of lease liabilities	$7,498	$7,823	$23,003	$23,359
ROU lease assets obtained in exchange for new operating lease liabilities	2,586	856	12,144	9,552
The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At September 30, 2021
Remainder of 2021	$5,141
2022	28,292
2023	26,443
2024	23,666
2025	21,687
Thereafter	66,806
Total operating lease liability payments	172,035
Less: Present value adjustment	21,327
Lease liabilities	$150,708

Weighted-average remaining lease term, in years	7.67
Weighted-average discount rate	3.07%
Refer to Note 5: Loans and Leases for information relating to leases included within the equipment financing portfolio in which the Company is the lessor.

Note 8: Goodwill and Other Intangible Assets
There has been no change during the three and nine months ended September 30, 2021 in the carrying amount for goodwill. For goodwill by reportable segment, refer to Note 17: Segment Reporting.
Other intangible assets by reportable segment consisted of the following:

	At September 30, 2021			At December 31, 2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HSA Bank - Core deposits	$26,625	$17,801	$8,824	$26,625	$15,618	$11,007
HSA Bank - Customer relationships	21,000	10,837	10,163	21,000	9,624	11,376
Total other intangible assets	$47,625	$28,638	$18,987	$47,625	$25,242	$22,383
At September 30, 2021, the remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)
Remainder of 2021	$1,117
2022	4,411
2023	4,315
2024	2,084
2025	2,084
Thereafter	4,976

Note 9: Deposits
A summary of deposits by type is as follows:

(In thousands)	At September 30, 2021	At December 31, 2020
Non-interest-bearing:
Demand	$7,154,835	$6,155,592
Interest-bearing:
Health savings accounts	7,329,405	7,120,017
Checking	4,181,825	3,652,763
Money market	3,958,700	2,940,215
Savings	5,517,189	4,979,031
Time deposits	1,884,373	2,487,818
Total interest-bearing	$22,871,492	$21,179,844
Total deposits	$30,026,327	$27,335,436

Time deposits and interest-bearing checking obtained through brokers (included in above balances)	$109,312	$720,440
Time deposits that exceed the FDIC limit (included in above balance)	308,498	504,543
Deposit overdrafts reclassified as loan balances	1,111	2,007
The scheduled maturities of time deposits are as follows:

(In thousands)	At September 30, 2021
Remainder of 2021	$646,277
2022	1,022,752
2023	103,532
2024	44,240
2025	50,664
Thereafter	16,908
Total time deposits	$1,884,373

Note 10: Borrowings
Total borrowings of $1.3 billion at September 30, 2021 and $1.7 billion at December 31, 2020 are described in detail below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At September 30, 2021		At December 31, 2020
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$455,871	0.11%	$269,330	0.13%
Original maturity of greater than one year, non-callable	200,000	1.22	200,000	0.84
Total securities sold under agreements to repurchase	655,871	0.45	469,330	0.43
Fed funds purchased	—	—	526,025	0.08
Securities sold under agreements to repurchase and other borrowings	$655,871	0.45	$995,355	0.25
(1)The Company has right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase are presented as gross transactions, as only liabilities are outstanding for the periods presented.
Repurchase agreements are used as a source of borrowed funds and are collateralized by Agency MBS. Repurchase agreement counterparties are limited to primary dealers in government securities and commercial/municipal customers through the Corporate Treasury function.
The following table provides information for FHLB advances:

	At September 30, 2021		At December 31, 2020
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$11	—%	$25,000	0.38%
After 1 but within 2 years	157	1.75	110	—
After 2 but within 3 years	50,132	1.59	215	2.95
After 3 but within 4 years	50,000	1.42	50,000	1.59
After 4 but within 5 years	—	—	50,000	1.42
After 5 years	13,034	2.57	7,839	2.66
FHLB advances	$113,334	1.63	$133,164	1.36

Aggregate carrying value of assets pledged as collateral	$7,150,473		$7,387,054
Remaining borrowing capacity	4,704,060		4,689,642
Webster Bank is in compliance with FHLB collateral requirements for the periods presented. Eligible collateral, primarily certain residential and commercial real estate loans, has been pledged to secure FHLB advances.
The following table summarizes long-term debt:

(Dollars in thousands)		At September 30, 2021	At December 31, 2020
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	340,149	344,164
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total notes and subordinated debt		567,469	571,484
Discount on senior fixed-rate notes		(1,029)	(1,193)
Debt issuance cost on senior fixed-rate notes		(2,326)	(2,628)
Long-term debt		$564,114	$567,663
(1)The Company de-designated its fair value hedging relationship on these notes. A basis adjustment of $40.1 million and $44.2 million at September 30, 2021 and December 31, 2020, respectively, is included in the carrying value and is being amortized over the remaining life of the notes.
(2)The interest rate on Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.07% at September 30, 2021 and 3.18% at December 31, 2020.

Note 11: Accumulated Other Comprehensive Income, Net of Tax
The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net of tax (AOCI/AOCL):

	Three months ended September 30, 2021				Nine months ended September 30, 2021
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$35,598	$13,894	$(43,602)	$5,890	$67,424	$19,918	$(45,086)	$42,256
Other comprehensive (loss) before reclassifications	(3,394)	(2,560)	—	(5,954)	(35,220)	(10,205)	—	(45,425)
Amounts reclassified from accumulated other comprehensive income (loss)	—	829	743	1,572	—	2,450	2,227	4,677
Net current-period other comprehensive (loss) income, net of tax	(3,394)	(1,731)	743	(4,382)	(35,220)	(7,755)	2,227	(40,748)
Ending balance	$32,204	$12,163	$(42,859)	$1,508	$32,204	$12,163	$(42,859)	$1,508

	Three months ended September 30, 2020				Nine months ended September 30, 2020
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Beginning balance	$63,476	$20,649	$(42,680)	$41,445	$17,251	$(9,184)	$(44,139)	$(36,072)
Other comprehensive income (loss) before reclassifications	11,766	(3,310)	—	8,456	57,997	23,655	—	81,652
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,398	738	2,136	(6)	4,266	2,197	6,457
Net current-period other comprehensive income (loss), net of tax	11,766	(1,912)	738	10,592	57,991	27,921	2,197	88,109
Ending balance	$75,242	$18,737	$(41,942)	$52,037	$75,242	$18,737	$(41,942)	$52,037

The following table further details the amounts reclassified from AOCI (AOCL):

(In thousands)	Three months ended September 30,		Nine months ended September 30,		Associated Line Item on the Condensed Consolidated Statements of Income
AOCI (AOCL) Component	2021	2020	2021	2020
Securities available-for-sale:
Unrealized gains on investment securities	$—	$—	$—	$8	Gain on sale of investment securities, net
Tax expense	—	—	—	(2)	Income tax expense
Net of tax	$—	$—	$—	$6
Derivative instruments:
Hedge terminations	$(1,046)	$(967)	$(3,088)	$(3,228)	Interest expense
Premium amortization	(76)	(926)	(229)	(2,548)	Interest income
Tax benefit	293	495	867	1,510	Income tax expense
Net of tax	$(829)	$(1,398)	$(2,450)	$(4,266)
Defined benefit pension and other postretirement benefit plans:
Amortization of net loss	$(1,008)	$(1,002)	$(3,023)	$(2,982)	Other non-interest expense
Tax benefit	265	264	796	785	Income tax expense
Net of tax	$(743)	$(738)	$(2,227)	$(2,197)

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
Total risk-based capital is comprised of three categories as defined by Basel III capital rules: CET1 capital, Tier 1 capital, and Tier 2 capital. CET1 capital includes common shareholders' equity, less deductions for goodwill, other intangibles, and certain deferred tax adjustments. For purposes of CET1 capital, common shareholders' equity excludes AOCI (AOCL) components as permitted by the opt-out election taken by Webster upon adoption of Basel III. Tier 1 capital is comprised of CET1 capital plus perpetual preferred stock, while Tier 2 capital includes qualifying subordinated debt and qualifying ACL, that together equal total capital.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At September 30, 2021
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,729,789	11.77%	$1,044,068	4.5%	$1,508,098	6.5%
Total risk-based capital	3,200,180	13.79	1,856,121	8.0	2,320,151	10.0
Tier 1 risk-based capital	2,874,826	12.39	1,392,091	6.0	1,856,121	8.0
Tier 1 leverage capital	2,874,826	8.37	1,373,218	4.0	1,716,523	5.0
Webster Bank
CET1 risk-based capital	$2,961,510	12.77%	$1,043,279	4.5%	$1,506,959	6.5%
Total risk-based capital	3,209,544	13.84	1,854,719	8.0	2,318,399	10.0
Tier 1 risk-based capital	2,961,510	12.77	1,391,039	6.0	1,854,719	8.0
Tier 1 leverage capital	2,961,510	8.63	1,372,558	4.0	1,715,698	5.0

	At December 31, 2020
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,543,131	11.35%	$1,008,512	4.5%	$1,456,739	6.5%
Total risk-based capital	3,045,652	13.59	1,792,910	8.0	2,241,137	10.0
Tier 1 risk-based capital	2,688,168	11.99	1,344,682	6.0	1,792,910	8.0
Tier 1 leverage capital	2,688,168	8.32	1,291,980	4.0	1,614,975	5.0
Webster Bank
CET1 risk-based capital	$2,791,474	12.46%	$1,008,027	4.5%	$1,456,039	6.5%
Total risk-based capital	3,071,505	13.71	1,792,048	8.0	2,240,060	10.0
Tier 1 risk-based capital	2,791,474	12.46	1,344,036	6.0	1,792,048	8.0
Tier 1 leverage capital	2,791,474	8.65	1,291,415	4.0	1,614,268	5.0
(1)In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period and subsequent three-year transition period ending December 31, 2024. As a result, capital ratios and amounts exclude the impact of the increased ACL on loans, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of CECL, adjusted for an approximation of the after-tax provision for credit losses attributable to CECL relative to the incurred loss methodology during the deferral period.
Dividend Restrictions. Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including payments of dividends to shareholders. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels, or would exceed the net income for that year combined with the undistributed net income for the preceding two years. Webster Bank paid $160.0 million in dividends to Webster Financial Corporation during the nine months ended September 30, 2021, whereas no dividends were paid during the nine months ended September 30, 2020.
Cash Restrictions. Webster Bank is required by Federal Reserve System regulations to hold cash reserve balances on hand or with an FRB. To address liquidity concerns due to COVID-19, the Federal Reserve reset the requirement to zero. The reserve requirement ratio remains subject to adjustment as conditions warrant.

Note 13: Earnings Per Common Share
A reconciliation of the calculation of basic and diluted earnings per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Earnings for basic and diluted earnings per common share:
Net income	$95,713	$69,281	$297,826	$160,577
Less: Preferred stock dividends	1,968	1,968	5,906	5,906
Net income available to common shareholders	93,745	67,313	291,920	154,671
Less: Earnings applicable to participating securities (1)	574	423	1,661	913
Earnings applicable to common shareholders	$93,171	$66,890	$290,259	$153,758

Shares:
Weighted-average common shares outstanding - basic	90,038	89,630	89,960	90,076
Effect of dilutive securities	194	108	226	159
Weighted-average common shares outstanding - diluted	90,232	89,738	90,186	90,235

Earnings per common share (1):
Basic	$1.03	$0.75	$3.23	$1.71
Diluted	1.03	0.75	3.22	1.70
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
There were no anti-dilutive stock options nor non-participating, performance-based restricted shares excluded from the effect of dilutive securities for the three months ended September 30, 2021, whereas there were 96 thousand anti-dilutive non-participating, performance-based restricted shares excluded for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, respectively, there were 47 thousand and 125 thousand anti-dilutive non-participating, performance-based restricted shares excluded from the effect of dilutive securities.

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
The following table presents the notional amounts and fair values, including accrued interest, of derivative positions:

	At September 30, 2021				At December 31, 2020
	Asset Derivatives		Liability Derivatives		Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$26,923	$—	$—	$1,000,000	$40,854	$25,000	$110
Not designated as hedging instruments:
Interest rate derivatives (1)	4,434,047	178,749	4,360,615	17,566	4,421,627	297,085	4,468,153	12,203
Mortgage banking derivatives (2)	30,663	300	—	—	40,771	855	—	—
Other (3)	108,875	359	362,668	109	108,987	264	360,497	377
Total not designated as hedging instruments	4,573,585	179,408	4,723,283	17,675	4,571,385	298,204	4,828,650	12,580
Gross derivative instruments, before netting	$5,573,585	206,331	$4,723,283	17,675	$5,571,385	339,058	$4,853,650	12,690
Less: Master netting agreements		4,772		4,772		7,748		7,748
Cash collateral		28,679		2,731		33,972		4,550
Total derivative instruments, after netting		$172,880		$10,172		$297,338		$392
(1)Balances related to Chicago Mercantile Exchange (CME) are presented as a single unit of account. In accordance with its rule book, CME legally characterizes variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through CME include $0.3 billion and $0.1 billion for asset derivatives and $3.0 billion and $3.2 billion for liability derivatives at September 30, 2021 and December 31, 2020, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $0.7 million at September 30, 2021.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $82.8 million and $80.5 million for asset derivatives and $355.1 million and $338.9 million for liability derivatives at September 30, 2021 and December 31, 2020, respectively, that have insignificant related fair values.
The following table presents fair value positions transitioned from gross to net upon applying contractual counterparty netting agreements:

	At September 30, 2021
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$33,451	$33,451	$—	$100	$100
Liability derivatives	7,503	7,503	—	701	701

	At December 31, 2020
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$41,774	$41,720	$54	$666	$720
Liability derivatives	12,352	12,298	54	265	319

Derivative Activity
The following table presents the income statement effect of derivatives designated as cash flow hedges:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Net Interest Income	2021	2020	2021	2020
Interest rate derivatives	Long-term debt	$90	$1,152	$334	$3,501
Interest rate derivatives	Interest and fees on loans and leases	(2,706)	(2,657)	(7,933)	(3,754)
Net recognized on cash flow hedges		$(2,616)	$(1,505)	$(7,599)	$(253)

The following table presents information related to a fair value hedging adjustment:

Condensed Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Previously Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
(In thousands)	At September 30, 2021	At December 31, 2020	At September 30, 2021	At December 31, 2020
Long-term debt	$340,149	$344,164	$40,149	$44,164

The following table presents the effect on the income statement for derivatives not designated as hedging instruments:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Non-interest Income	2021	2020	2021	2020
Interest rate derivatives	Other income	$2,727	$3,824	$7,132	$7,227
Mortgage banking derivatives	Mortgage banking activities	38	872	(556)	2,498
Other	Other income	611	(1,229)	780	(332)
Total not designated as hedging instruments		$3,376	$3,467	$7,356	$9,393
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. At September 30, 2021, the remaining unamortized balance of time-value premiums was $7.8 million.
Over the next twelve months, an estimated $10.5 million decrease to interest expense will be reclassified from AOCI (AOCL) relating to cash flow hedges, and an estimated $0.3 million increase to interest expense will be reclassified from AOCI (AOCL) relating to hedge terminations. At September 30, 2021, the remaining unamortized loss on terminated cash flow hedges is $0.7 million. The maximum length of time over which forecasted transactions are hedged is 2.8 years.
Additional information about cash flow hedge activity impacting AOCI (AOCL) and the related amounts reclassified to interest expense is provided in Note 11: Accumulated Other Comprehensive Income, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 15: Fair Value Measurements.
Derivative Exposure
At September 30, 2021, the Company had $63.0 million in initial margin collateral posted at CME. In addition, $29.4 million of cash collateral received is included in cash and due from banks on the accompanying Condensed Consolidated Balance Sheets.
Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $172.6 million at September 30, 2021. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $35.5 million at September 30, 2021. The Company incorporates a credit valuation adjustment (CVA) and debit valuation adjustment (DVA) to reflect nonperformance risk in the fair value measurement of its derivatives. Various factors impact changes in the CVA and DVA over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
Derivative Instruments. The fair values presented for derivative instruments include any accrued interest. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and classified within Level 1 of the fair value hierarchy. All other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is validated against valuations performed by independent third parties and are classified within Level 2 of the fair value hierarchy.
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
The following table compares the fair value to unpaid principal balance of assets accounted for under the fair value option:

	At September 30, 2021			At December 31, 2020
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$10,032	$9,926	$106	$14,000	$13,511	$489
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust primarily include open-ended mutual funds that invest in equity and fixed income securities. Shares of mutual funds are valued based on net asset value (NAV), which represents quoted market prices for the underlying shares held in the mutual funds. Therefore, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. The Company has elected to measure the investments held in the Rabbi Trust at fair value. The cost basis of the investments held in the Rabbi Trust is $1.6 million at September 30, 2021.
Alternative Investments. Equity investments have a readily determinable fair value when quoted prices are available in an active market. Accordingly, such alternative investments are classified within Level 1 of the fair value hierarchy. At September 30, 2021, these alternative investments had a carrying amount of $1.3 million and no remaining unfunded commitment. During the nine months ended September 30, 2021, there was a $49 thousand write-down due to an observable price change.
Equity investments that do not have a readily available fair value may qualify for NAV practical expedient measurement, based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. Alternative investments recorded at NAV are not classified within the fair value hierarchy. At September 30, 2021, these alternative investments had a remaining unfunded commitment of $15.4 million.

A summary of the financial assets and liabilities measured at fair value on a recurring basis is as follows:

	At September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$105,783	$—	$105,783
Agency MBS	—	1,596,784	—	1,596,784
Agency CMBS	—	898,586	—	898,586
CMBS	—	770,086	—	770,086
CLO	—	24,967	—	24,967
Corporate debt	—	14,237	—	14,237
Total available-for-sale investment securities	—	3,410,443	—	3,410,443
Gross derivative instruments, before netting (1)	330	206,001	—	206,331
Originated loans held for sale	—	10,032	—	10,032
Investments held in Rabbi Trust	3,597	—	—	3,597
Alternative investments (2)	1,323	—	—	22,546
Total financial assets held at fair value	$5,250	$3,626,476	$—	$3,652,949
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$38	$17,637	$—	$17,675

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Financial assets held at fair value:
Agency CMO	$—	$154,613	$—	$154,613
Agency MBS	—	1,457,409	—	1,457,409
Agency CMBS	—	1,117,233	—	1,117,233
CMBS	—	508,018	—	508,018
CLO	—	76,383	—	76,383
Corporate debt	—	13,120	—	13,120
Total available-for-sale investment securities	—	3,326,776	—	3,326,776
Gross derivative instruments, before netting (1)	205	338,853	—	339,058
Originated loans held for sale	—	14,000	—	14,000
Investments held in Rabbi Trust	4,811	—	—	4,811
Alternative investments (2)	—	—	—	11,112
Total financial assets held at fair value	$5,016	$3,679,629	$—	$3,695,757
Financial liabilities held at fair value:
Gross derivative instruments, before netting (1)	$218	$12,472	$—	$12,690
(1)For information relating to the impact of netting derivative assets and derivative liabilities, as well as the impact from offsetting cash collateral paid to the same derivative counterparties, refer to Note 14: Derivative Financial Instruments.
(2)Certain alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis; that is, the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. At September 30, 2021, no significant assets classified within Level 3 were identified and measured under this basis. The following is a description of valuation methodologies used for assets measured on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These alternative investments are investments in non-public entities that generally cannot be redeemed since the investment is distributed as the underlying equity is liquidated. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. The carrying amount of these alternative investments was $23.2 million at September 30, 2021, which is inclusive of $3.9 million and $0.2 million measured at fair value where there were $3.3 million in write-ups due to observable price changes and a $0.3 million write-down due to impairment, respectively. No other adjustments were identified during the nine months ended September 30, 2021.
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
Other Real Estate Owned (OREO) and Repossessed Assets. The total book value of OREO and repossessed assets was $2.4 million at September 30, 2021. OREO and repossessed assets are accounted for at the lower of cost or fair value and are considered to be recognized at fair value when recorded below cost. The fair value of OREO is based on independent appraisals or internal valuation methods, less estimated selling costs. The valuation may consider available pricing guides, auction results, and price opinions. Certain assets require assumptions about factors that are not observable in an active market in the determination of fair value; as such, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy.
In addition, the amortized cost of consumer loans secured by residential real estate property that are in process of foreclosure amounted to $11.2 million at September 30, 2021.
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
The carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and servicing assets are summarized as follows:

	At September 30, 2021		At December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 2
Held-to-maturity investment securities, net	$5,986,308	$6,139,440	$5,567,889	$5,835,364
Level 3
Loans and leases, net	21,265,413	21,393,481	21,281,784	21,413,397
Mortgage servicing assets	10,167	13,032	13,422	14,362
Liabilities:
Level 2
Deposit liabilities	$28,141,954	$28,141,954	$24,847,618	$24,847,618
Time deposits	1,884,373	1,885,341	2,487,818	2,494,601
Securities sold under agreements to repurchase and other borrowings	655,871	660,146	995,355	1,000,189
FHLB advances	113,334	117,237	133,164	139,035
Long-term debt (1)	564,114	522,251	567,663	538,407
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

Note 16: Retirement Benefit Plans
Defined Benefit Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit (income) cost:

	Three months ended September 30,
	2021			2020
(In thousands)	Pension Plan	SERP	Other	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$1,166	$7	$4	$1,531	$12	$9
Expected return on plan assets	(3,595)	—	—	(3,380)	—	—
Recognized net loss (gain)	1,019	8	(20)	1,036	5	(38)
Net periodic benefit (income) cost	$(1,410)	$15	$(16)	$(813)	$17	$(29)

	Nine months ended September 30,
	2021			2020
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Interest cost on benefit obligations	$3,498	$20	$12	$4,881	$35	$34
Expected return on plan assets	(10,786)	—	—	(10,140)	—	—
Recognized net loss (gain)	3,058	25	(60)	3,021	17	(55)
Net periodic benefit (income) cost	$(4,230)	$45	$(48)	$(2,238)	$52	$(21)
The components of net periodic benefit (income) cost are included within other non-interest expense on the accompanying Condensed Consolidated Statements of Income. The weighted-average expected long-term rate of return on plan assets for the three and nine months ended September 30, 2021 was 5.50%, as determined at the beginning of the fiscal year.
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
The results of funds transfer pricing and allocations for non-interest expense, as well as non-interest income produces PPNR, under which basis the segments are reviewed by executive management.

Webster also allocates the provision for credit losses to each reportable segment based on management's estimate of the inherent loss content in each of the specific loan and lease portfolios. ACL on loans and leases is included in total assets within the Corporate and Reconciling category.
The following table presents balance sheet information, including all appropriate allocations, for Webster's reportable segments and the Corporate and Reconciling category:

	At September 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	14,862,455	74,236	7,538,017	12,899,550	35,374,258

	At December 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	14,732,792	80,352	7,726,287	10,051,259	32,590,690
The following tables present the operating results, including all appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended September 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$152,556	$42,074	$98,028	$(62,967)	$229,691
Non-interest income	30,076	24,756	16,998	11,945	83,775
Non-interest expense	64,917	32,800	73,480	9,040	180,237
Pre-tax, pre-provision net revenue	117,715	34,030	41,546	(60,062)	133,229
Provision for credit losses	5,099	—	2,799	(148)	7,750
Income before income tax expense	112,616	34,030	38,747	(59,914)	125,479
Income tax expense	28,492	9,086	8,524	(16,336)	29,766
Net income	$84,124	$24,944	$30,223	$(43,578)	$95,713

	Three months ended September 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$132,026	$39,861	$83,609	$(36,240)	$219,256
Non-interest income	20,710	27,235	21,359	5,756	75,060
Non-interest expense	66,482	34,789	80,119	2,606	183,996
Pre-tax, pre-provision net revenue	86,254	32,307	24,849	(33,090)	110,320
Provision for credit losses	31,753	—	(9,000)	(3)	22,750
Income before income tax expense	54,501	32,307	33,849	(33,087)	87,570
Income tax expense	13,299	8,626	7,379	(11,015)	18,289
Net income	$41,202	$23,681	$26,470	$(22,072)	$69,281

	Nine months ended September 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$435,718	$126,376	$279,381	$(167,168)	$674,307
Non-interest income	80,966	78,315	49,832	24,121	233,234
Non-interest expense	191,198	101,842	221,950	40,257	$555,247
Pre-tax, pre-provision net revenue	325,486	$102,849	107,263	(183,304)	352,294
Provision for credit losses	(37,602)	—	(1,833)	(65)	(39,500)
Income before income tax expense	363,088	102,849	109,096	(183,239)	391,794
Income tax expense	91,861	27,461	24,001	(49,355)	93,968
Net income	$271,227	$75,388	$85,095	$(133,884)	$297,826

	Nine months ended September 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$377,736	$121,868	$246,417	$(71,557)	$674,464
Non-interest income	64,975	76,721	56,083	10,735	208,514
Non-interest expense	192,964	105,887	237,528	3,037	539,416
Pre-tax, pre-provision net revenue	249,747	92,702	64,972	(63,859)	343,562
Provision for credit losses	144,340	—	(5,499)	(91)	138,750
Income before income tax expense	105,407	92,702	70,471	(63,768)	204,812
Income tax expense	25,720	24,751	15,362	(21,598)	44,235
Net income	$79,687	$67,951	$55,109	$(42,170)	$160,577

Note 18: Revenue from Contracts with Customers
The following table presents revenues within the scope of ASC Topic 606, Revenue from Contracts with Customers, along with the net amount of other sources of non-interest income that are within the scope of other GAAP topics, by reportable segment:

	Three months ended September 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,207	$22,886	$13,078	$87	$40,258
Wealth and investment services	9,993	—	—	(8)	9,985
Other	361	1,870	265	—	2,496
Revenue from contracts with customers	14,561	24,756	13,343	79	52,739
Other sources of non-interest income	15,515	—	3,655	11,866	31,036
Total non-interest income	$30,076	$24,756	$16,998	$11,945	$83,775

	Three months ended September 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$3,615	$23,667	$11,972	$24	$39,278
Wealth and investment services	8,234	—	—	21	8,255
Other	277	3,568	249	—	4,094
Revenue from contracts with customers	12,126	27,235	12,221	45	51,627
Other sources of non-interest income	8,584	—	9,138	5,711	23,433
Total non-interest income	$20,710	$27,235	$21,359	$5,756	$75,060

	Nine months ended September 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$12,412	$72,382	$37,115	$257	$122,166
Wealth and investment services	29,501	—	—	(26)	29,475
Other	939	5,933	814	—	7,686
Revenue from contracts with customers	42,852	78,315	37,929	231	159,327
Other sources of non-interest income	38,114	—	11,903	23,890	73,907
Total non-interest income	$80,966	$78,315	$49,832	$24,121	$233,234

	Nine months ended September 30, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$10,969	$70,250	$36,460	$8	$117,687
Wealth and investment services	24,120	—	—	(24)	24,096
Other	896	6,471	687	—	8,054
Revenue from contracts with customers	35,985	76,721	37,147	(16)	149,837
Other sources of non-interest income	28,990	—	18,936	10,751	58,677
Total non-interest income	$64,975	$76,721	$56,083	$10,735	$208,514
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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At September 30, 2021	At December 31, 2020
Commitments to extend credit	$6,953,871	$6,517,840
Standby letters of credit	220,895	207,201
Commercial letters of credit	49,783	30,522
Total credit-related financial instruments with off-balance sheet risk	$7,224,549	$6,755,563
These commitments subject the Company to potential exposure in excess of amounts recorded in the financial statements, and therefore, management maintains an ACL on unfunded loan commitments to provide for expected losses in connection with funding the unused portion of legal commitments to lend when those commitments are not unconditionally cancellable by Webster. Loss calculation factors are consistent with the ACL methodology for funded loans using: PD and LGD applied to the underlying borrower risk and facility grades, a draw down factor applied to utilization rates, and relevant forecast information. This allowance is reported as a component of accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets.
The following table provides a summary of activity in the ACL on unfunded loan commitments:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$11,974	$10,739	$12,755	$2,367
Adoption of ASU No. 2016-13 (CECL)	—	—	—	9,139
(Benefit) provision	196	1,146	(585)	379
Ending balance	$12,170	$11,885	$12,170	$11,885

Litigation
The Company is subject to certain legal proceedings and claims in the ordinary course of business. Legal contingencies are evaluated based on information currently available, including advice of counsel and assessment of available insurance coverage. The Company establishes an accrual for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Once established, each accrual is adjusted to reflect any subsequent developments.
Legal proceedings are subject to inherent uncertainties, and unfavorable rulings may occur that could cause Webster to either adjust its litigation accrual or incur actual losses that exceed the current estimate, which ultimately could have a material adverse effect, either individually or in the aggregate, on its business, financial condition, or operating results. Webster will consider settlement of cases when it is in the best interests of the Company and its shareholders. However, the Company intends to defend itself in all claims asserted against it, and management currently believes that the outcome of these proceedings will not be material, either individually or in the aggregate, to Webster or its consolidated financial position.
Note 20: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, September 30, 2021, through the date of issuance, and determined that no significant events were identified requiring recognition or disclosure.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company has performed an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures for recording, processing, summarizing, and reporting the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms, were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company's internal control over financial reporting during the quarter ended September 30, 2021, that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Adoption of the merger agreement is subject to customary closing conditions, including the receipt of regulatory approvals and the requisite approvals of both Webster's shareholders and Sterling's shareholders. While the requisite shareholder approvals have been obtained, other conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, or Webster or Sterling may unilaterally elect to terminate the merger agreement. If the merger agreement is terminated under certain circumstances, Webster may be required to pay a $185.0 million termination fee to Sterling.
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
Both Webster and Sterling have incurred, and will continue to incur, substantial transaction costs and other expenses in connection with the merger, as there are various processes, policies, procedures, operations, technologies, and systems that must be integrated. Many of the expenses that will be incurred are inherently difficult to estimate accurately and could exceed the anticipated savings that Webster expects to achieve. While Webster has planned for an estimated level of expenses to be incurred, there are many factors beyond the Company’s control that could affect the total amount or the timing of charges to earnings.
The other risk factors that could affect the Company's financial condition or operating results remain unchanged from those previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities of Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (2)
July	1,301	$47.90	—	$123,443,785
August	312	50.84	—	123,443,785
September	3,731	48.76	—	123,443,785
Total	5,344	48.67	—	123,443,785
(1)The total number of shares purchased were acquired outside of the Company's common stock repurchase program at market prices and were related to stock compensation plan activity.
(2)Webster maintains a common stock repurchase program which authorizes management to purchase shares of its common stock in either open market or privately negotiated transactions, subject to market conditions and other factors. On October 29, 2019, the Company announced that its Board of Directors approved a modification to this program, originally approved on October 24, 2017, increasing the maximum dollar amount available for repurchase to $200.0 million. This program will remain in effect until fully utilized or until modified, superseded, or terminated. However, due to the Company's announcement of its pending merger agreement with Sterling on April 19, 2021, Webster may not purchase any shares under this program until the transaction is closed.
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Shareholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
		X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	X
(1)Exhibit is furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 3, 2021	By:	/s/ John R. Ciulla
John R. Ciulla
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2021	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)