Form 10-K
period 2021-12-31
WEBSTER FINANCIAL CORP
filed 2022-02-25
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

200 Elm Street, Stamford, Connecticut 06902
(Address and zip code of principal executive offices)
Registrant’s telephone number, including area code: (203) 578-2202

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WBS	New York Stock Exchange
Depositary Shares, each representing 1/1000th interest in a share	WBS PrF	New York Stock Exchange
of 5.25% Series F Non-Cumulative Perpetual Preferred Stock
Depositary Shares, each representing 1/40th interest in a share	WBS PrG	New York Stock Exchange
of 6.50% Series G Non-Cumulative Perpetual Preferred Stock
Securities registered pursuant to Section 12(g) of the Act: None
____________________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐  Yes ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of voting common stock held by non-affiliates, computed by reference using the closing price on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $4.8 billion.
At February 18, 2022, the number of shares of common stock, par value $0.01 per share, outstanding was 179,590,244.
Documents Incorporated by Reference
Part III: Definitive Proxy Statement (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on April 28, 2022.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset Liability Committee
ALLL	Allowance for loan and lease losses
AOCI (AOCL)	Accumulated other comprehensive income (loss), net of tax
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III Capital Rules	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Bend	Bend Financial, Inc.
BHC Act	Bank Holding Company Act of 1956, as amended
Capital Rules	Final rules establishing a new comprehensive capital framework for U.S. banking organizations
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit loss model, defined in ASC 326 “Financial Instruments – Credit Losses”
CET1	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
CME	Chicago Mercantile Exchange
COVID-19	Coronavirus
CRA	Community Reinvestment Act of 1977
DEIB	Diversity, equity, inclusion and belonging
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DTA / DTL	Deferred tax asset / deferred tax liability
EAD	Exposure at default
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018
ERM	Enterprise risk management
ERMC	Enterprise Risk Management Committee
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRA	Federal Reserve Act
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
LGD	Loss given default
LIBOR	London Interbank Offered Rate
NAV	Net asset value
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI (OCL)	Other comprehensive income (loss)
OFAC	Office of Foreign Assets Control of the U.S. Department of the Treasury
OPEB	Other post-employment medical and life insurance benefits
OREO	Other real estate owned
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration Paycheck Protection Program

QM	Qualified mortgage
ROU	Right-of-use
SALT	State and local tax
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SEC	United States Securities and Exchange Commission
SERP	Supplemental executive retirement plan
SOFR	Secured overnight financing rate
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
TDR	Troubled debt restructuring, defined in ASC 310-40 “Receivables-Troubled Debt Restructurings by Creditors”
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Requirement to Intercept and Obstruct Terrorism Act of 2001
USD	U.S. Dollar
UTB	Unrecognized tax benefit
VIE / VOE	Variable interest entity / voting interest entity, defined in ASC 810-10 “Consolidation-Overall”
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may,” “plans,” “estimates,” and similar references to future periods. However, these words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to:
•projections of revenues, expenses, income or loss, earnings or loss per share, allowance for credit losses (ACL), expense savings, and other financial items;
•statements of plans, objectives and expectations of Webster Financial Corporation (Webster) or its management or Board of Directors;
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
Forward-looking statements are based on Webster’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Webster’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause our actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
•our ability to successfully integrate the operations of Webster and Sterling Bancorp (Sterling) and realize the anticipated benefits of the merger;
•our ability to successfully execute our business plan and strategic initiatives, and manage any risks or uncertainties;
•our ability to successfully achieve the anticipated cost reductions and operating efficiencies from planned strategic initiatives, including process automation, organization simplification, and spending reductions, and avoid any higher than anticipated costs or delays in the ongoing implementation;
•local, regional, national, and international economic conditions, and the impact they may have on us and our customers;
•volatility and disruption in national and international financial markets;
•the potential adverse effects of the ongoing novel coronavirus (COVID-19) pandemic, or other unusual and infrequently occurring events, and any governmental or societal responses thereto;
•changes in laws and regulations, including those concerning banking, taxes, dividends, securities, insurance, and healthcare, with which we and our subsidiaries must comply;
•adverse conditions in the securities markets that lead to impairment in the value of our investment securities and goodwill;
•inflation, changes in interest rates, and monetary fluctuations;
•the replacement of and transition from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) as the primary interest rate benchmark;
•the timely development and acceptance of new products and services, and the perceived value of these products and services by customers;
•changes in deposit flows, consumer spending, borrowings, and savings habits;
•our ability to implement new technologies and maintain secure and reliable technology systems;
•the effects of any cyber threats, attacks or events, or fraudulent activity;
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
•the effect of changes in accounting policies and practices applicable to us, including the impact of recently adopted accounting guidance;
•legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; and
•our ability to appropriately address any environmental, social, governance, and sustainability concerns that may arise from our business activities.
Any forward-looking statement in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause the Company’s actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.

PART I
ITEM 1. BUSINESS
General
Webster Financial Corporation (the Holding Company) is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (BHC Act), incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. Webster Bank, National Association (Webster Bank), and its HSA Bank division (HSA Bank), deliver a wide range of banking, investment, and financial services to individuals, families, and businesses. Webster Bank serves consumer and business customers with mortgage lending, financial planning, trust, and investment services through a distribution network consisting of banking centers, ATMs, a customer care center, and a full range of web and mobile-based banking services throughout the northeastern U.S. from New York to Massachusetts. It also offers equipment financing, commercial real estate lending, asset-based lending, and treasury and payment solutions, primarily in the eastern U.S. HSA Bank is a leading provider of health savings accounts (HSAs), and also delivers health reimbursement arrangements, and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states.
Merger with Sterling Bancorp
Effective January 31, 2022, Webster completed its previously announced merger with Sterling pursuant to an Agreement and Plan of Merger dated as of April 18, 2021. Pursuant to the merger agreement, Sterling merged with and into Webster, with Webster continuing as the surviving corporation. Following the merger, on February 1, 2022, Sterling National Bank, a wholly-owned subsidiary of Sterling, merged with and into Webster Bank, with Webster Bank continuing as the surviving bank.
Additional information regarding Webster's merger with Sterling can be found in Part II under the section captioned "Recent Developments" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and within Note 3: Business Developments in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
Subsidiaries and Reportable Segments
At December 31, 2021, Webster Financial Corporation's consolidated subsidiaries included Webster Bank (the Bank), Webster Wealth Advisors, Inc., and Webster Licensing, LLC. Webster Bank's significant subsidiaries included: Webster Business Credit Corporation, Webster Capital Finance Inc., Webster Servicing LLC, Webster Public Finance Corporation, and Webster Mortgage Investment Corporation, a passive investment subsidiary whose primary function is to provide servicing on qualified passive investments, such as residential and commercial mortgage loans acquired from the Bank. Webster Bank's operations are organized into reportable segments, which represent its primary businesses.
Beginning in the first quarter of 2022, Webster's reportable segment structure will also reflect the operations of businesses acquired in connection with the Company's merger with Sterling. The segment reporting information discussed below and throughout this Form 10-K reflects the organization that remained in effect at December 31, 2021.
Commercial Banking serves corporate customers with more than $2 million of revenue through its Business Banking, Middle Market, Asset-Based Lending, Equipment Finance, Commercial Real Estate, Sponsor and Specialty Finance, and Treasury and Payment Solutions business units.
•Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms.
•Middle Market offers a broad range of financial services to a diversified group of companies delivering competitive products and solutions that meet their specific middle market needs.
•Webster Business Credit Corporation, Webster's asset-based lending business, is a top U.S. asset-based lender, and offers asset-based loans and revolving credit facilities by financing core working capital with advance rates against inventory, accounts receivable, equipment or other property owned by the borrower.
•Webster Capital Finance Inc., Webster's equipment finance business, offers small to mid-ticket equipment leasing solutions for critical equipment, new or used, across the manufacturing, construction and transportation, and environmental sectors.
•Commercial Real Estate offers financing alternatives, primarily in the Northeast and mid-Atlantic, for the purpose of acquiring, developing, constructing, improving, or refinancing commercial real estate, in which loans are typically secured by institutional-quality real estate, including apartments, anchored retail, industrial, office, and student and affordable housing properties, and where the income generated from the secured property is the primary repayment source.
•Sponsor and Specialty Finance offers senior debt capital to companies across the U.S. that are backed by private equity sponsors and/or are in one of our specialty industries: technology, media and telecommunications, healthcare, environmental services, and restaurants and franchises.
•Treasury and Payment Solutions offers derivative, treasury, accounts payable, accounts receivable, and trade products and services, through a dedicated team of treasury professionals and local commercial bankers, to help its business and institutional customers enhance liquidity, improve operations, and reduce risk.

In addition, through its strategic partnership with LPL Financial Holdings Inc., a registered investment advisor and broker-dealer, and both a Financial Industry Regulatory Authority and Securities Investor Protection Corporation member, Commercial Banking's wealth group offers an array of wealth management solutions to business owners, operators, and consumers within Webster's targeted markets and retail footprint, including trust, asset management, financial planning, insurance, retirement, and investment products. Webster Bank has employees located throughout its distribution network who are registered representatives of LPL Financial Holdings Inc.
HSA Bank, serviced through Webster Servicing LLC, offers a comprehensive consumer-directed healthcare solution that includes HSAs, health reimbursement arrangements, flexible spending accounts, and commuter benefits. HSAs are used in conjunction with high deductible health plans in order to facilitate tax advantages for account holders with respect to health care spending and savings, in accordance with applicable laws. HSAs are distributed nationwide directly to employers and individual consumers, as well as through national and regional insurance carriers, benefit consultants, and financial advisors. HSA Bank deposits provide long-duration, low cost funding that is used to minimize the Bank's use of wholesale funding in support of its loan growth. Non-interest revenue is generated predominantly through service fees and interchange income.
Retail Banking operates a distribution network across southern New England and into Westchester Country, New York, that comprised 130 banking centers and 251 ATMs, a customer care center, and a full range of web and mobile-based banking services. Retail Banking's business units consist of Consumer Lending and Small Business Banking.
•Consumer Lending offers consumer deposit and fee-based services, residential mortgages, home equity lines, secured and unsecured loans, and credit card products.
•Small Business Banking offers credit, deposit, and cash flow management products targeted to businesses and professional service firms with annual revenues of up to $2 million.
Additional information regarding Webster's reportable segments can be found in Part II under the section captioned "Segment Reporting" contained Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and within Note 21: Segment Reporting in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
Human Capital Resources
As a values-driven organization, our employees are the cornerstone of our success. At December 31, 2021, Webster had 3,245 total employees, which included 2,424 full-time, 452 part-time, and 369 temporary employees, and consisted of approximately 60% female and 40% male employees. None of our employees were represented by a collective bargaining agreement.
Diversity, Equity, Inclusion and Belonging
We believe that our focus on diversity, equity, inclusion, and belonging (DEIB) is a critical component of how we support the increasingly diverse perspectives of our employees and clients. It is not only key to our long-term growth, but also having a workforce comprised of diverse identities, backgrounds, and experiences better helps the clients and communities we serve. Our commitment to DEIB starts with Webster's senior leadership team, who continuously work to ensure that DEIB is integrated into the way we do business. Webster has established a DEIB Council, which serves as a platform where senior leaders and representatives of our various business resource groups shape the strategy and actions of our DEIB efforts. The Council currently comprises 22 employee members across the organization and is co-chaired by our Chief Executive Officer and Executive Vice President of Business Banking, both of whom make recommendations on ways to integrate DEIB in the areas of education and awareness, talent development, employee engagement, and client and community service. We also have an appointed DEIB Officer to expand our DEIB programs and grow partnerships within our local communities, and to promote a diverse workforce in an open, inclusive environment.
Compensation and Benefits
Webster's compensation program aims to attract, retain, and reward high-performing talent at all levels of the organization through a pay-for-performance philosophy. Variable payment opportunities are available to all employees, including corporate incentive plans, sales/service commission or incentive plans, and equity plans for senior-level executives. Comprehensive benefits and wellness resources are provided to employees, including medical, dental, vision, wellness incentives, life insurance, voluntary supplemental life insurance, short-term and long-term disability, as well as a 401(k) retirement savings plan with a company match, Employee Stock Purchase Plan, Employee Assistance Program, parental leave, and paid time off. Webster shares in the costs of benefits with its employees by paying approximately 80% of all insurance costs. In addition, Webster contributes to participating employees’ HSAs through earned incentives for completing activities such as biometric screenings, wellness physicals, and dental exams. Benefit trends are reviewed regularly and plans are adjusted accordingly to remain competitive. We believe that our current benefits practices play a key role in employee retention. At December 31, 2021, the average employee tenure was approximately 8.2 years.

Learning and Development
We are focused on investing in our current and future talent by actively supporting the success, growth, and career progression of our employees. Webster's learning and development strategy comprises five core areas: (i) business education and job-specific training, (ii) professional development, (iii) leadership development, (iv) compliance training, and (v) career programs and certifications. Our employees have access to hundreds of offerings through Webster Bank University, the Company's internal destination for learning where we have made available various types of virtual content, from on-demand webinars to podcasts and e-learning modules. Webster also provides free access to online courses taught by industry experts with curated learning paths that are designed specifically for their professional interests.
Competition
Webster is subject to strong competition from banks, thrifts, credit unions, non-bank health savings account trustees, consumer finance companies, investment companies, insurance companies, and online lending and savings institutions. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems, and a wider array of commercial and consumer banking services than Webster. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank organizations, greater technological developments in the industry, and continued bank regulatory reforms.
Webster faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and hours, mobile banking, and other automated services. Competition for deposits comes from other commercial banks, thrifts, credit unions, non-bank health savings account trustees, mutual funds, and other investment alternatives. The primary factors in competing for consumer and commercial loans are interest rates, loan origination fees, ease and convenience of loan origination channels, the quality and range of lending services, personalized service, and the ability to close within customers’ desired time frame. Competition for the origination of loans comes primarily from commercial banks, non-bank lenders, savings institutions, mortgage banking firms, mortgage brokers, online lenders, and insurance companies. Other factors that affect competition include the general and local economic conditions, current interest rate levels, and volatility in the lending markets.
Supervision and Regulation
Webster and its bank and non-bank subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their depository institutions is intended to protect depositors, the Federal Deposit Insurance Fund, consumers, and the U.S. banking system as a whole, not necessarily investors in bank holding companies such as Webster.
Set forth below is a summary of the significant elements of the laws and regulations applicable to Webster and its bank and non-bank subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Banking statutes, regulations, and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. Changes in the statutes, regulations, or regulatory policies applicable to Webster and its bank and non-bank subsidiaries, including how they are implemented or interpreted, could have a material effect on the results of the Company.
Regulatory Agencies
Webster Financial Corporation is a separate and distinct legal entity from Webster Bank and its other subsidiaries. As a registered bank holding company and a financial holding company, Webster is subject to regulation under the BHC Act and to inspection, examination, and supervision by its primary regulator, the Board of Governors of the Federal Reserve System. Webster is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both of which are administered by the United States Securities and Exchange Commission (SEC). As a company with securities listed on the New York Stock Exchange (NYSE), Webster is subject to the rules of the NYSE for listed companies.
Webster Bank is organized as a national banking association under the National Bank Act, and is subject to the supervision of and regular examination by the Office of the Comptroller of the Currency (OCC), its primary federal regulator, as well as by the Federal Deposit Insurance Corporation (FDIC), its deposit insurer. As a national banking association, Webster Bank derives its lending, investment, and other bank activity powers from the National Bank Act, as amended, and the regulations of the OCC promulgated thereunder. In addition, the Consumer Financial Protection Bureau (CFPB) supervises the Bank to ensure compliance with federal consumer financial protection laws.
Webster’s non-bank subsidiaries are also subject to regulation by the Board of Governors of the Federal Reserve System and other applicable federal and state agencies.

The Dodd-Frank Act
Created as a response to the 2008 financial crisis, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) significantly altered the financial system regulatory regime in the United States. Since its enactment, the financial services industry has been subject to increased regulation and oversight through enhanced federal government accountability and transparency measures.
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA) was signed into law, which repealed and amended certain provisions of the Dodd-Frank Act, providing regulatory relief to smaller, less complex banking organizations primarily as it relates to enhanced prudential standards, and stress testing and liquidity requirements (discussed further below). In addition to amending the Dodd-Frank Act, EGRRCPA also modified other provisions regarding bank compliance, consumer protection, and securities laws, to which the federal banking agencies have issued certain corresponding guidance and proposed or final rules.
Bank Holding Company Activities
In general, the BHC Act limits the business of bank holding companies to banking, managing, or controlling banks and other activities that the Board of Governors of the Federal Reserve System has determined to be closely related to banking. Bank holding companies that qualify and elect to become financial holding companies, such as Webster, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Board of Governors of the Federal Reserve System in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the Board of Governors of the Federal Reserve System). Activities that are financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting, and merchant banking.
Mergers and Acquisitions
Under the BHC Act, prior approval from the Board of Governors of the Federal Reserve System is required in order for any bank holding company to (i) acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) acquire all or substantially all of the assets of a bank, or (iii) merge or consolidate with any other bank holding company. On January 30, 2020, the Federal Reserve System issued a final rule that revised its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHC Act, thereby expanding the number of presumptions for use in such determination and providing greater transparency on the types of relationships that the Federal Reserve System generally views as supporting a determination of control. The new rule became effective April 1, 2020.
Pursuant to Section 18(c) of the Federal Deposit Insurance Act (FDIA), more commonly known as the Bank Merger Act, and for national banks relying on certain other sources of merger authority, prior written approval from a bank's primary federal regulator is required before any insured depository institution may consummate a merger transaction, which includes a merger, consolidation, assumption of deposit liabilities, and certain asset transfers between or among two or more institutions. Prior written approval of a bank's primary federal regulator is also required for merger transactions between or among affiliated institutions, as well as for merger transactions between or among non-affiliated institutions. Transactions that do not involve a transfer of deposit liabilities typically do not require prior approval under the Bank Merger Act, unless the transaction involves the acquisition of all or substantially all of an institution's assets. When evaluating and acting on proposed merger transactions, regulators consider the extent of existing competition between and among the merging institutions, other depository institutions, and other providers of similar or equivalent services in the relevant product and geographic markets, the convenience and needs of the community to be served, capital adequacy and earnings prospects, and the effectiveness the merger institutions in combating money-laundering activities, among other factors.
Further, the Change in Bank Control Act of 1978 generally prohibits any person, acting directly or indirectly or in concert with other persons, from acquiring control of a covered institution without providing at least 60 days prior written notice to the FDIC or upon receipt of written notice that the FDIC does not disapprove of the acquisition.
On September 29, 2021, the Bank Merger Review Modernization Act of 2021 was introduced in Congress to amend the current bank merger processes and requirements under the FDIA. Among its provisions, the legislation would authorize the CFPB to deny bank merger applications if the new consolidated institution would not have adequate systems in place to ensure compliance with federal consumer laws. Other provisions would require federal banking agencies to perform a cost-benefit analysis and apply an enhanced competitive effects analysis for a proposed bank merger on the applicable banking markets as well as the performance of the merging institutions under the Community Reinvestment Act of 1977 (CRA). Following its introduction, the legislation was referred to committee and no further action thereon has occurred. Webster continues to monitor the status of this legislation to determine what impact, if any, its potential passage and entry into law may have on the Holding Company and Webster Bank.

Capital Adequacy
The Board of Governors of the Federal Reserve System, the OCC, and the FDIC have adopted the regulatory capital standards in accordance with Basel III, as developed by the Basel Committee on Banking Supervision (Basel III Capital Rules). The Basel III Capital Rules, which were fully phased-in on January 1, 2019, strengthened international capital standards by increasing institutions' minimum capital requirements and holdings of high quality liquid assets, and decreasing bank leverage.
Under the Basel III Capital Rules, Webster's assets, exposures, and certain off-balance sheet commitments and obligations are subject to risk weights used to determine risk-weighted assets. Risk weights can range from 0% for U.S. government securities to 1,250% for certain tranches of complex securitization or equity exposures. Risk-weighted assets serve as the base against which regulatory capital is measured, and are used to calculate Webster's and Webster Banks' minimum capital ratios of CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), Total capital to total risk-weighted assets (Total risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), as defined in the regulations, which Webster is required to maintain. CET1 capital consists of common shareholders' equity less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. At the time of initial adoption of the Basel III Capital Rules, Webster had elected to opt-out of the requirement to include certain components of accumulated other comprehensive income (AOCI) in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital (as defined in the regulations). Tier 2 capital includes subordinated debt and the permissible portion of the ACL.
The following table summarizes the ratio thresholds applicable to Webster pursuant to the Basel III Capital Rules:

	Adequately Capitalized	Well Capitalized
CET1 risk-based capital	4.5%	6.5%
Total risk-based capital	8.0	10.0
Tier 1 risk-based capital	6.0	8.0
Tier 1 leverage capital	4.0	5.0
In addition, the Basel III Capital Rules mandate that most deductions from or adjustments to regulatory capital be made to CET1 capital, not to the other components. For instance, the deduction of mortgage servicing assets, certain deferred tax assets (DTAs), and capital investments in unconsolidated financial institutions is required to the extent that any one such category exceeds 10% of CET1 capital or exceeds 15% of CET1 capital in the aggregate.
The Basel III Capital Rules also include a capital conservation buffer comprised entirely of CET1 capital, which is considered in addition to the 4.5% CET1 capital ratio, and is equal to 2.5% of risk-weighted assets for both Webster and Webster Bank. This buffer is designed to absorb losses during periods of economic stress, and is generally required in order to avoid limitations on capital distributions and certain discretionary bonus payments to executive officers.
On July 22, 2019, the federal banking agencies issued a final rule that simplified the regulatory capital treatment for mortgage servicing assets, certain DTAs arising from temporary differences, investments in the capital of unconsolidated financial institutions, and the calculation of minority interest. These provisions were effective as of April 1, 2020.
On August 26, 2020, in response to the COVID-19 pandemic, the federal banking agencies issued a final rule that provided banking organizations that implemented Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses, Topic 326, Measurement of Credit Losses on Financial Instruments (CECL) during 2020, the option to delay an estimate of CECL's effect on regulatory capital for two years ending on January 1, 2022, followed by a three-year transition period ending on December 31, 2024. Webster elected to utilize the 2020 capital transition relief and delayed the regulatory capital impact of adopting CECL. Both Webster Financial Corporation's and Webster Bank's ratios remain in excess of being well-capitalized, even without the benefit of the delayed CECL adoption impact.
Prompt Corrective Action
Pursuant to Section 38 of the FDIA, the federal banking agencies are required to take prompt corrective action if an insured depository institution fails to meet certain capital adequacy standards.
The following table summarizes the prompt corrective action categories:

	Well	Adequately	Under	Significantly
	Capitalized	Capitalized	Capitalized	Under Capitalized
CET1 risk-based capital	6.5%	4.5%	< 4.5%	< 3.0%
Total risk-based capital	10.0	8.0	< 8.0	< 6.0
Tier 1 risk-based capital	8.0	6.0	< 6.0	< 4.0
Tier 1 leverage capital	5.0	4.0	< 4.0	< 3.0

In addition, an insured depository institution with a ratio of tangible equity less than or equal to 2% is considered to be critically under capitalized. If an insured depository institution has been determined, after notice and opportunity for a heading, to be in an unsafe or unsound condition, or if it receives a less-than-satisfactory rating for asset quality, management, earnings, or liquidity in its most recent examination, the appropriate federal banking agency may downgrade a well capitalized, adequately capitalized, or under capitalized insured depository institution to the next lower capital category.
All insured depository institutions, regardless of their capital category, are prohibited from making capital distributions or paying management fees if such distributions or payments would result in the insured depository institution becoming under capitalized, unless it is shown that the capital distribution would improve financial condition or the management fee is being paid to a person or entity without a controlling interest in the insured depository institution. Restrictions are placed on certain brokered deposit activity and on deposit rates offered as the capital category declines below well capitalized. Further, if an insured depository institution receives notice that it is under capitalized, significantly under capitalized, or critically under capitalized, the insured depository institution generally must file a written capital restoration plan with the appropriate federal banking agency within 45 days of receipt, and the bank holding company must guarantee the performance of that plan.
Dividends
The Holding Company is dependent upon dividends from Webster Bank to provide funds for its cash requirements, including the payment of dividends to shareholders. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels, or would exceed the net income for that year combined with the undistributed net income for the preceding two years. During the year ended December 31, 2021, Webster Bank paid $200.0 million in dividends to the Holding Company and had $508.0 million of undistributed net income available for the payment of dividends at December 31, 2021.
In addition, federal banking regulators have the authority to prohibit Webster from engaging in safe or unsound practices in conducting its business. The payment of dividends, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice, especially if its capital base is depleted to an inadequate level. The ability of Webster Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital requirements.
Enhanced Prudential Standards
Section 165 of the Dodd-Frank Act requires the Board of Governors of the Federal Reserve System to establish enhanced prudential standards for larger bank holding companies. On October 10, 2019, pursuant to the enactment of the EGRRCPA, the Federal Reserve Board, along with other federal bank regulatory agencies, adopted two rules outlining tailored prudential standards allowing bank holding companies with total consolidated assets of $250 billion or less, such as Webster Financial Corporation, to be exempt from certain enhanced capital and liquidity prudential standards imposed under Section 165, including company-run stress testing, capital planning, liquidity coverage ratio, and resolution planning requirements, among others. Although Webster Financial Corporation is no longer required to conduct company-run stress testing for itself and Webster Bank, the Company continues to perform certain stress tests internally and incorporates the economic models and information developed through its stress testing program into its risk management and capital planning activities, which continue to be subject to the regular supervisory processes of the Federal Reserve System and the OCC.
In addition, under a prior rule issued by the Federal Reserve Board that implemented Section 165 of the Dodd-Frank Act's enhanced prudential standards, certain publicly traded bank holding companies are required to establish a risk committee that is responsible for the oversight of enterprise risk management (ERM) practices and that meets other statutory requirements. The EGRRCPA raised the threshold for mandatory application of the risk committee requirement from publicly traded bank holding companies with $10 billion or more in total consolidated assets to $50 billion or more. Notwithstanding this change implemented by EGRRCPA, Webster has maintained its standing Risk Committee of the Board of Directors, which is comprised of at least three independent directors.
Volcker Rule
Section 619 of the Dodd-Frank Act, commonly referred to as the Volcker Rule, prohibits banking entities, such as the Holding Company and Webster Bank, from (i) engaging in short-term proprietary trading of certain securities, derivatives, commodity futures, and options on these investments for their own account, and (ii) imposes limits on investments in, and other relationships with hedge funds or private equity funds. Like the Dodd-Frank Act, the Volcker Rule provides exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The Volcker rule also clarifies that certain activities are not prohibited, including acting as agent, broker, or custodian. Banking entities with significant trading operations (those with $20 billion or more in average trading assets and liabilities) are required to establish a detailed compliance program to which their Chief Executive Officers are required to attest that the program is reasonably designed to achieve compliance with the Volcker Rule.

The EGRRCPA and subsequent promulgation of interagency rules have aimed to simplify and tailor the Volcker Rule's requirements. On June 25, 2020, the Federal Reserve System, Commodity Futures Trading Commission, FDIC, OCC, and SEC issued a final rule that modified the Volcker Rule's prohibition on banking entities investing in or sponsoring hedge funds or private equity funds, known as covered funds. The final rule modifies three areas of the Volcker Rule by (i) streamlining the covered funds portion of the rule, (ii) addressing the extraterritorial treatment of certain foreign funds, and (iii) permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The new rule became effective October 1, 2020. The Federal Reserve System had granted Webster an extension until July 21, 2022 to bring its holdings into compliance with the Volcker Rule. Webster dissolved its remaining holdings in illiquid covered funds during 2021 and is fully compliant with the Volcker Rule as of December 31, 2021.
Federal Reserve System
Federal Reserve System regulations require depository institutions to maintain reserves against its transaction accounts and non-personal time deposits for the purposes of implementing monetary policy. The reserve requirement must be satisfied in the form of vault cash and, if vault cash is insufficient, by maintaining a balance in an account at a Federal Reserve Bank (FRB). The Federal Reserve Act (FRA) authorizes different ranges of reserve requirement ratios depending on the amount of transaction account balances held at each depository institution. Pursuant to the FRA, a zero percent reserve requirement ratio shall be applied to total reservable liabilities that do not exceed a certain amount, known as the reserve requirement exemption amount. In addition, transaction account balances maintained over the reserve requirement exemption amount and up to a certain amount, known as the low reserve tranche, may be subject to a reserve requirement ratio of not more than 3 percent (and which may be zero), and transaction account balances over the low reserve tranche may be subject to a reserve requirement ratio of not more than 14 percent (and which may be zero). The reserve requirement exemption and the low reserve tranche are both subject to adjustment on an annual basis, as applicable, by the Board of Governors of the Federal Reserve System.
Effective March 26, 2020, in response to the COVID-19 pandemic, the reserve requirement ratios on all net transaction accounts were reduced to zero percent, thereby eliminating reserve requirements for all depository institutions. The annual indexation of the reserve requirement exemption amount and the low reserve tranche for 2021 was required by statute, but did not affect depository institutions' reserve requirements, which has remained at zero.
Further, as a national bank and a member of the Federal Reserve System, the Bank is required to subscribe to the capital stock of its district FRB in an amount equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call by the Board of Governors of the Federal Reserve System. At December 31, 2021, Webster Bank held an FRB of Boston stock investment of $60.5 million.
Federal Home Loan Bank System
The Federal Home Loan Bank (FHLB) System provides a central credit facility for its member institutions. Webster Bank, as a member of the FHLB, is required to purchase and hold shares of FHLB capital stock for its membership and other activities in an amount equal to 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $25 million, plus an amount that varies from 3.0% to 4.5% depending on the maturities of its FHLB advances, of which there were $11.0 million outstanding at December 31, 2021. Webster Bank was in compliance with these requirements at December 31, 2021, and held an FHLB of Boston stock investment of $11.3 million.
Source of Strength Doctrine
Section 616 of the Dodd-Frank Act and Federal Reserve System regulations require that bank holding companies serve as a source of financial strength to their subsidiary banks and commit resources to support each of their subsidiary banks. This support may be required at times when the Holding Company is not in a financial position to provide such resources without adversely affecting its ability to meet other obligations. The Federal Reserve System may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank, or if it undertakes actions that the Federal Reserve System believes might jeopardize the bank holding company's ability to commit resources to such subsidiary bank. Capital loans by banking holding companies to its subsidiary banks would be subordinate in right of payment to deposits and certain other debts of the subsidiary bank. In the event of bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
In addition, under the National Bank Act, if Webster Bank's capital stock is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Holding Company. If the assessment is not paid within three months after receiving notice thereof, the OCC could order a sale of Webster Bank stock held to cover any deficiency.

Safety and Soundness Standards
The federal banking agencies have adopted the rules and regulations under the Interagency Guidelines Establishing Standards for Safety and Soundness pursuant to Section 39 of the FDIA, which are applicable to all insured depository institutions. These guidelines prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits, asset quality, earnings, and stock valuation, as determined to be appropriate. If a federal banking agency determines that an institution fails to meet any of the established standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. In the event that an institution fails to submit an acceptable plan within the time allowed, or fails, in any material respect, to implement an accepted plan, the agency must require the institution to correct the deficiency and may take other supervisory and enforcement actions until the deficiency is corrected.
In more serious instances, enforcement actions may include (i) the issuance of directives to increase capital, the issuance of formal and informal agreements, (ii) the imposition of civil monetary penalties, (iii) the issuance of a cease and desist order that can be judicially enforced, (iv) the issuance of removal and prohibition orders against officers, directors, and other institution affiliated parties, (v) the termination of the insured depository institution’s deposit insurance, (vi) the appointment of a conservator or receiver for the insured depository institution, and (vii) injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.
Transactions with Affiliates and Insiders
Transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the FRA and Federal Reserve Regulation W. In a bank holding company context, at a minimum, the parent holding company of a national bank, and any companies that are controlled by such parent holding company, are considered affiliates of the bank. Generally, sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by (i) limiting the extent to which an institution or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates in the aggregate, and (ii) requiring that all such transactions be on terms substantially the same, or at least favorable, to the institution or subsidiary as those provided to a non-affiliate. The term covered transaction includes the making of loans, purchase of assets, the issuance of a guarantee, and similar types of transactions. Certain covered transactions must be collateralized according to a schedule set forth in the statue.
In addition, Section 22(h) of the FRA and Federal Reserve Regulation O restricts loans to directors, executive officers, and principal stockholders or insiders. Pursuant to Section 22(h), loans to directors, executive officers, and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made under a benefit or compensation program that is widely available to the institution's employees and does not give preference to the insider over the employees. Further, loans to insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Loans to insiders above specified amounts must receive prior approval from the Company's Board of Directors. Section 22(g) of the FRA places additional limitations on loans to executive officers.
Consumer Protection and Consumer Financial Protection Bureau Supervision
The Dodd-Frank Act centralized the responsibility for consumer financial protection through the establishment of the CFPB, an independent agency charged with implementing, enforcing, and examining compliance with federal consumer financial protection laws. As an insured depository institution with more than $10 billion in total assets, Webster Bank is subject to supervision by the CFPB. Webster is subject to a number of federal laws designed to protect borrowers and promote lending, including, but not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, and the Consumer Financial Protection Act of 2010, which is part of the Dodd-Frank Act. The Dodd-Frank Act permits states to adopt more stringent consumer protection laws and allows state attorneys general to enforce the consumer protection rules issued by the CFPB.
In addition, the Truth in Lending Act requires creditors to make a reasonable, good faith determination of a consumer's ability to repay their mortgage loans prior to extending them credit. In making ability-to-repay determinations, creditors must consider numerous underwriting factors, as prescribed therein, and use reliable third-party records to verify the information they use to evaluate such factors. Alternatively, the creditor can originate qualified mortgages (QMs), which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. A QM is generally defined as a loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. The consumer is also required to have a total debt-to-income ratio that is less than or equal to 43%. Further, the Truth in Lending Act provides a safe harbor for loans that satisfy the definition of a qualified mortgage and are not higher-priced and a rebuttable presumption for higher-priced mortgage loans.

On December 10, 2020, the CFPB issued two final rules amending the ability-to-repay and QM rules of the Truth in Lending Act. The first replaces the existing 43% debt-to-income ratio limit in the General QM definition with price-based thresholds, among other changes, and the second creates a new category of QMs, called the Seasoned QM. A loan is eligible to become a Seasoned QM if the loan meets certain product restrictions at the end of the 36-month seasoning period, including (i) is secured by a first lien, (ii) has a fixed rate, (iii) has regular, substantially equal periodic payments that are fully amortizing, does not allow negative amortization, and does not have a balloon payment, (iv) the term does not exceed 30 years, and (v) is not a higher-priced mortgage. The first rule has a mandatory compliance date of October 1, 2022. The second rule applies to covered transactions for which institutions received an application after March 1, 2021, however due to the 36-month seasoning period, there was no immediate impact to Webster.
In addition, on December 7, 2021, the CFPB issued a final rule amending Regulation Z, which implements the Truth in Lending Act, to address the anticipated sunset of LIBOR for consumer financial products, which is expected to be discontinued for most U.S. Dollar (USD) tenors in June 2023. Specifically, the CFPB is amending: (i) the open-end and closed-end provisions to provide examples of replacement indices for LIBOR indices that meet certain Regulation Z standards, (ii) to permit creditors for home equity lines of credit and card issuers for credit card accounts to transition existing accounts that use a LIBOR index to a replacement index on or after April 1, 2022, if certain conditions are met, (iii) to address change-in-terms notice for home equity lines of credit and credit card accounts and how they apply to accounts transitioning away from using a LIBOR index, and (iv) to address how the rate reevaluation provisions applicable to credit card accounts apply to the transition from using a LIBOR index to a replacement index.
For closed-end credit, the final rule identified certain SOFR-based spread-adjusted indices recommended by the Alternative Reference Rates Committee (ARRC) for consumer products as examples to illustrate a reference rate that would be comparable to replace 1-month, 3-month, or 6-month tenors of USD LIBOR. For open-end credit, the final rule states that the chosen replacement index must have historical fluctuations that are substantially similar to those of the LIBOR index, and identifies certain SOFR-based spread-adjusted indices recommended by the ARRC for consumer products and the Prime rate as examples that meet this standard. However, the CFPB is reserving judgment about whether to include references to a 1-year USD LIBOR index and its replacement index until it obtains additional information. The final rule becomes effective April 1, 2022.
Additional information regarding the LIBOR transition, including risk factors associated with its discontinuation and Webster's transition plan, can be found in Part I - Item 1A. Risk Factors and under the section captioned "LIBOR Transition" contained elsewhere in Part I - Item 1. Business
Identity Theft
The Commodity Futures Trading Commission and SEC jointly issued final rules and guidelines, implementing provisions of the Dodd-Frank Act, that required certain regulated entities to establish programs to address risks of identity theft. In accordance with these rules, financial institutions and creditors are required to develop and implement a written identity theft prevention program designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The rules include guidelines to assist entities in the formulation and maintenance of programs that would satisfy the requirements of the rules. Further, the rules established special requirements for any credit and debit card issuers that are subject to the Commodity Futures Trading Commission and SEC jurisdictions to assess the validity of notifications of changes of address under certain circumstances. Webster has an Identity Theft Prevention Program in place, which is approved by the Board of Directors, satisfying its compliance with these requirements.
Financial Privacy and Data Security
Webster is subject to federal and certain state laws and regulations containing consumer privacy and data protection provisions. The Gramm-Leach-Bliley Act, along with the implemented regulations issued by the federal banking regulatory agencies, govern the treatment of nonpublic personal information about consumers by financial institutions. Subject to certain exceptions, the Financial Privacy Rule of the Gramm-Leach-Bliley Act states that financial institutions are prohibited from disclosing nonpublic personal information about a consumer to nonaffiliated third parties, unless the institution satisfies various notice and opt-out requirements and the consumer has not elected to opt out of the disclosure. Regardless as to whether a financial institution shares nonpublic personal information, the institution must provide notice of its privacy policies and practices to its consumers, and must follow redisclosure and reuse limitations on any nonpublic personal information it receives from a nonaffiliated financial institution.
In addition, the Safeguards Rule of the Gramm-Leach-Bliley Act requires that each financial institution develops, implements, and maintains a comprehensive written information security program that is inclusive of certain prescribed elements and contains appropriate administrative, technical, and physical safeguards to protect consumer information. The federal banking regulatory agencies have also adopted guidelines for establishing information security standards and programs to protect such information, with an increased focus on risk management and processes related to information technology, and the use of third-parties. The expectation from the federal banking regulatory agencies is that financial institutions have established lines of defense to ensure that their risk management processes address the risks posed by compromised customer credentials, and that the financial institution has sufficient business continuity planning processes to ensure rapid recovery, resumption, and maintenance of operations after a cyber-attack.

Pursuant to interpretive guidance issued under the Gramm-Leach-Bliley Act and certain state data breach notification laws, financial institutions are required to notify customers of security breaches that result in unauthorized access to their nonpublic personal information. Further, on November 18, 2021, the Board of Governors of the Federal Reserve System, the OCC, and the FDIC issued a final rule that requires a banking organization to notify its primary regulator of certain types of computer security incidents that result in harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits, as soon as possible and no later than 36 hours after the banking organization determines that a notification incident has occurred. The final rule also requires a bank service provider to notify each affected banking organization customer as soon as possible when the bank service provider determines that is has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. The final rule becomes effective April 1, 2022, and compliance with the final rule is required by May 1, 2022.
Back on October 19, 2016, the Board of Governors of the Federal Reserve System, the OCC, and the FDIC approved an advance notice of proposed rulemaking inviting comment on a set of potential enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected entities under their supervision, as well as to services provided by third parties to these institutions. Although the comment period for these proposed rules had since closed, and a final rule has not yet been published, the proposed rules were considered to apply to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more, which includes Webster effective February 1, 2022.
Depositor Preference
The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, including the Bank, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, claims of insured and uninsured depositors, along with claims of the FDIC, would have priority in payment ahead of unsecured, non-deposit creditors, including the Holding Company, with respect to any extensions of credit they have made to such insured depository institution.
Federal Deposit Insurance
The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, for each account ownership category. The Federal Deposit Insurance Fund is funded mainly through quarterly assessments on insured depository institutions, such as Webster Bank, and provides insurance coverage for certain deposits up to this maximum amount.
Webster Bank's assessment is calculated in accordance with the FDIC's standardized risk-based methodology by multiplying its assessment rate by its assessment base, which are determined and paid each quarter. The assessment base equals the Bank's average consolidated total assets less average tangible equity during the assessment period. As a large bank, or generally one with $10 billion or more in assets, Webster Bank is assigned an individual rate based on a scorecard, which combines CAMELS (capital adequacy, asset quality, management, earnings, liquidity, and sensitivity) component ratings, financial measures used to measure a bank's ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure, to produce a score that is then converted to an assessment rate. Assessment rates could be subject to adjustment by the FDIC. For instance, assessment rates decrease for issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt, increase for holdings of long-term unsecured or subordinated debt issued by other banks, and increase for significant holdings of brokered deposits for large banks that are not well-rated or not well-capitalized.
Under the FDIA, the FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound, or that the institution has engaged in unsafe and unsound practices, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Webster’s management is not aware of any practice, violation, or condition that might lead to the termination of its deposit insurance.
Debit Card Interchange Fees
The Durbin Amendment to the Dodd-Frank Act requires that the amount of any interchange transaction fee that an issuer may receive or charge with respect to an electronic debit transaction shall be reasonable and proportional to the cost incurred by the issuer with respect to the transaction, and imposes requirements regarding routing and exclusivity of electronic debit transactions and the usability of debit cards across networks. Pursuant to the Durbin Amendment, interchange fees for certain electronic debit transactions are capped at 21 cents plus 0.05% of the transaction value for issuers with over $10 billion in consolidated assets, such as Webster Bank. The regulation also allows covered issuers to receive 1 cent per transaction for fraud-prevention costs, provided that the issuer meets the fraud-prevention standards established by the Board of Governors of the Federal Reserve System. HSA Bank's interchange revenue is not subject to these rules.

Incentive Compensation
The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines for covered financial institutions with at least $1 billion in total consolidated assets, including the Holding Company and the Bank, to prohibit incentive-based payment arrangements that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to a material financial loss to the institution. A proposed rule was issued in 2016, which has not yet been finalized. If the rules are adopted in the form initially, they will restrict the manner in which executive compensation is presently structured.
Community Reinvestment Act and Fair Lending Laws
Webster Bank has a responsibility under the CRA to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products or services that it believes are best suited to its particular community. In connection with its examination, the OCC assesses Webster Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, as well as the activities of Webster. Further, the Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC, as well as other federal regulatory agencies, including the CFPB and the Department of Justice. Webster Bank received a CRA rating of Outstanding in its most recent examination.
On June 5, 2020, the OCC adopted a final rule to strengthen and modernize the CRA by clarifying and expanding the activities that qualify for CRA credit, updating where activities count for CRA credit, creating a more consistent and objective method for evaluating CRA performance, and providing for more timely and transparent CRA-related data collection, recordkeeping, and reporting. The final rule took effect on October 1, 2020, and Webster Bank was required to comply with several of the more material components by January 1, 2023. However, on December 14, 2021, the OCC adopted a final rule that rescinded the June 2020 CRA rule (discussed above) and replaced it with a rule that is largely based on the 1995 CRA rules, as amended, that were issued by the OCC, Board of Governors of the Federal Reserve System, and FDIC. This final rule applies to national banks and savings institutions, and is intended to facilitate the ongoing interagency work to modernize the CRA regulatory framework and promote consistency for all insured depository institutions. All banks are required to comply with the final rules by January 1, 2022, except for the public file and public notice requirements, which have a compliance date of April 1, 2022. There was no adverse impact to the Bank's CRA compliance under the final rule, but Webster will continue to monitor its developments and assess the impact of further changes, if any, to CRA regulations proposed by the OCC, Board of Governors of the Federal Reserve System, and FDIC.
USA PATRIOT Act
Under Title III of the Uniting and Strengthening America by Providing Appropriate Tools Requirement to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of the Gramm-Leach-Bliley Act and other privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign “shell banks” and persons from jurisdictions of particular concern. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act. Webster has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in very few transactions of any kind with foreign financial institutions or foreign persons.

Office of Foreign Assets Control Regulation
The Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury is responsible for administering economic sanctions that affect transactions with designated foreign countries, nations, and others. The OFAC-administered sanctions take many different forms, and generally contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). OFAC also publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts, known as Specially Designated Nationals and Block Persons. Blocked assets (i.e., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
Risk Management Framework
Webster defines risk as the potential that events, expected or unexpected, may have an adverse effect on its earnings, capital, or enterprise value. Webster maintains a structured ERM framework that provides an integrated, forward-looking approach to identifying, prioritizing, and managing key risk categories across the organization, including strategic, financial (treasury and accounting), information, credit, operational, compliance, legal, and reputational risk.
Executive management sets the tone and culture towards ERM through strategy setting, formulating objectives, approving resource allocations, and establishing and maintaining effective systems of internal controls. A strong risk culture is the foundation of effective ERM because it influences the decisions of management and employees when weighing risks and benefits. Management also encourages and supports risk self-identification and timely escalation throughout the organization.
A three line of defense model is utilized with regard to Webster’s risk management:
First Line: Line of Business Units
Line of business units have responsibility for identifying, assessing, escalating, controlling, and mitigating risks inherent to their core business activities arising from their chosen strategy and ongoing operations.
Second Line: Risk Management Functions
Risk management functions operate independent of the line of business and facilitate development and implementation of risk management practices, provide risk guidance and assist the lines of business in identification and mitigation of risk, monitor adequacy of risk responses and timeliness of remediation, and perform control testing.
Third Line: Independent Control Functions
Reporting directly to the Board of Directors, the independent control functions (i.e., Internal Audit, Credit Risk Review) perform assessments and evaluations of risk management practices and internal controls, identify issues, make recommendations, and inform the Board of Directors and executive management on matters that require remediation.
Risk identification is a continuous process and occurs at the transaction, portfolio, and enterprise levels. Approaches used to identify risk include workshops, interviews, process analysis, key risk indicators, risk assessment and data analysis. Identified risks are assessed based on qualitative and quantitative factors to understand the likelihood that such events will occur and the degree to which they will impact Webster’s ability to achieve its strategic and business objectives if they occur. Risk assessments, which are performed by the first or second line of defense functions, evaluate inherent risk (likelihood and impact) and existing controls (control environment) to arrive at residual risk.

Webster’s risk appetite statement provides guidance to management regarding the nature and level of residual risk that Webster is willing to take in pursuit of its objectives. The appetite balances a qualitative risk appetite statement, which is approved annually by the Board of Directors, with quantitative metrics in the form of corporate-level and business-level scorecards comprising key risk indicators with established risk tolerance levels. Tolerance levels are periodically reviewed by the respective oversight committees to ensure the alignment of risk appetite with Webster’s risk profile.
Webster has established operating and oversight structures including policies, processes, people, and control/oversight systems that support risk-related decision making designed to ensure appropriate authority, accountability, independence, and clarity of roles and responsibilities. The Board of Directors oversees Webster's ERM approach to risk management and delegates its authority to Webster's Risk Committee to provide oversight and effective challenge. Along with assisting the Board of Directors in fulfilling its oversight responsibilities regarding Webster's ERM program, the Risk Committee, which is comprised of at least three independent Directors, is responsible for reviewing information regarding Webster's policies, procedures, and practices relating to risk. The Chief Risk Officer has the primary responsibility for the design and implementation of Webster's risk management framework.
The Enterprise Risk Management Committee (ERMC), which is chaired by the Chief Risk Officer, is the management committee responsible for overseeing Webster's risk management process, including monitoring the severity, direction, and trend of risks relative to business strategies and market conditions, assessing management’s ability to manage and mitigate risks, and ensuring implementation of Webster's risk appetite and strategy. It also directly oversees strategic risk and reputational risk, and reviews identified emerging risks to Webster. The ERMC has six subcommittees: (i) the Operational Risk Management Committee, (ii) the Credit Risk Management Committee, (iii) the Asset Liability Committee, (iv) the Information Risk Committee, (v) the Regulatory Oversight Committee, and (vii) the Litigation Risk Management Committee. The ERMC subcommittees aggregate and report risk information using established taxonomies and rating methodologies, which categorize risk data based on shared characteristics in order to assess risks on a common scale, and regularly report and submit their findings to the ERMC and the Risk Committee of the Board of Directors.
Strategic Risk
Strategic risk is comprised of (i) strategic development risk, or the inability to define the vision, understand the environment, or formulate a strategy, as well as the types and amount of risk inherent in carrying out the strategy and achieving the desired business objectives, and (ii) strategic execution risk, or the inability to translate strategy from theoretical into action from the failure to allocate resources to sustain the strategy and/or the failure to adapt to changes. Webster maintains an active strategic planning process that is long-term oriented and continuously refined to respond to changes in the operating environment. ERM and the line of business risk managers, in consultation with the respective executives, perform an annual long range plan assessment of Webster's strategic choices and initiatives in order to understand and communicate to the Board of Directors the impact on Webster's risk profile from management's execution of the long range plan. Webster's long-range plan, which is developed by the Operating Management Committee to align with Webster's risk appetite, capital and liquidity requirements, is subject to annual review and approval by the Board of Directors, as well as significant strategic actions, such as mergers and acquisitions or key strategic partnerships, as they arise.
Financial Risk
Financial risk is comprised of (i) accounting risk, or the risk that arises from the inability to maintain a high integrity financial reporting process, ensure compliance with U.S. Generally Accepted Accounting Principles (GAAP) and regulatory guidelines, disclosure of appropriate information, and align financial goals with tax efficiency planning, and (ii) treasury risk, or the risk of capital levels falling below supervisory expectations, that interest rate changes could contribute to a reduction in earnings or net worth, and decreases or changes in funding sources impacting the ability to efficiently liquidate assets. While we recognize that we cannot control or predict external factors that may affect Webster's financial resources, management can make prudent decisions to mitigate the financial impact. Webster's accounting and interest rate, capital, and liquidity financial risk programs are respectively managed by the Chief Accounting Officer and Treasurer.
The Asset Liability Committee (ALCO), a subcommittee of ERMC, is responsible for the oversight, management, and strategic direction of interest rate risk, liquidity, capital, balance sheet composition (in conjunction with the Credit Risk Management Committee), and pricing. The Treasurer serves as the chair of ALCO, or the Asset/Liability Management Manager in the absence of the Treasurer. Other members include the Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Director of Financial Planning and Analysis, Wholesale Bank Manager, Funding Manager, and the Head of Commercial Bank.

Information Risk
Information risk is comprised of (i) information security risk, or the risk of unauthorized access, use, disclosure, disruption, modification, perusal, inspection, recording, or destruction of electronic or physical data, and (ii) informational technology risk, or the risk that systems handing information and process flows may not meet quality and efficiency standards in line with industry, customer, and regulatory expectations, or may fail causing outages, or that new systems may not be implemented in a timely manner. The increased use of technology to store and process information, particularly the ability to conduct financial transactions on mobile devices and cloud technologies, exposes Webster to moderate risk of potential operational disruption or information security incidents, whether caused by deliberate or accidental acts. Webster is committed to preventing, detecting, and responding timely to incidents that may impact the confidentiality, integrity, and availability of information assets through its robust information security and technology risk programs, which are managed under the direction of the Chief Information Security Officer and Director of CIO Governance.
The Information Risk Committee, a subcommittee of ERMC, is responsible for overseeing information technology and security risk, including technology risk and cybersecurity, and for reviewing the development, implementation, and maintenance of Webster’s Information Security Program and its related comprehensive set of technology policies, which align with regulatory guidance and industry standards. The Director of Information Technology serves as the chair of the Information Risk Committee, and its members include the Chief Information Officer, Chief Risk Officer, and Chief Information Security Officer.
Credit Risk
Credit risk is defined as the risk of customer or counterparty default due to their lack of willingness or ability to meet financial obligations. Sources of credit risk could include concentrations, deal structure, asset quality, and collateral values. Webster mitigates credit risk within its loan, investment, and derivative portfolios through established credit policies, underwriting guidelines, portfolio management, and troubled asset monitoring tools in order to limit its exposure to default. Credit approval and reporting requirements are also implemented to ensure proper risk identification, decision rationale, risk ratings, and disclosure of policy exceptions. The credit risk management program is led by the Chief Credit Officer along with a team of credit executives who are independent of the loan production and treasury functions.
The Credit Risk Management Committee, a subcommittee of the ERMC, is responsible for oversight and management of credit risk across the organization at Webster. It qualitatively and quantitatively assesses credit risk and provides a point of view regarding the overall risk profile and asset mix of the portfolio to support strategic decision making. It also shares credit risk information as it relates to business line strategy, policy, practices, and controls. The Chief Credit Officer serves as the chair of the Credit Risk Management Committee, and its members include both risk and line of business representatives.
Operational and Compliance Risks
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, and systems or external events. At Webster, the category of operational risk includes third party, business operations (process), fraud, human capital, model, and physical security. The operational risk management program is predominantly focused on developing and implementing tools for assessing business operations risk (process design, execution, and documentation). Other operational risks associated with people, systems, and external events are managed through a combination of first and second line defense programs under the supervision of the Chief Financial Officer, Chief Information Officer, Chief Human Resources Officer, and Chief Risk Officer. The Operational Risk Management Committee, a subcommittee of the ERMC, oversees and provides credible challenge on operational risks facing the organization, along with mitigation programs and strategies for these risks. In addition, the Operational Risk Management Committee establishes tolerance levels for the most significant operational risks and monitors performance against them. The Director of Enterprise and Operational Risk Management and the Senior Operational Risk Manager serve as co-chairs of the Operational Risk Management Committee, and its members include representatives from the corporate functions and lines of business.
Compliance risk is defined as the risk of non-compliance with banking laws and regulations, including new regulations and changes to existing regulations, and the associated harm to consumers and customers. The Regulatory Oversight Committee, a subcommittee of the ERMC, is responsible for overseeing Webster's compliance with applicable laws and regulations, including but not limited to, anti-money laundering, fair and responsible banking, lending, privacy, deposit, and investments. The Director of Corporate Compliance serves has the chair of the Regulatory Oversight Committee, and its members include representatives from the Chief Risk Officer group, legal department, and lines of business.
Legal and Reputational Risks
Legal risk is defined as the financial or reputational exposure resulting from either bank-initiated or third-party initiated litigation (whether due to civil or criminal liability, or regulatory action) and the risk that Webster's governance structure is inadequate to facilitate Board oversight of company activities to ensure alignment with regulatory guidelines and stakeholder expectations. Reputational risk is defined as the risk that Webster loses customers, employees, or business partners due to negative public and/or market perception or improper business practices, and the ability to effectively compete.

The Litigation Risk Management Committee, a subcommittee of the ERMC, oversees Webster's litigation risk management. The primary responsibility of the Litigation Risk Management Committee is to collect and review information on all pending litigation deemed to present material risk to Webster as a whole or any of its constituent entities. Other responsibilities include reviewing and making recommendations regarding the litigation related standards and procedures at Webster to ensure such do not increase the magnitude for likelihood of litigation risk, as well as identifying, monitoring, and reporting on emerging trends in litigation and developments in the law relating to Webster's conduct of business. General Counsel serves as the chair of the Litigation Risk Management Committee, and its members include the Chief Risk Officer, Chief Accounting Officer or Controller, and Chief Financial Officer.
Additional information regarding risks and uncertainties, along with relevant risk factors that could impact Webster's business, results of operations, or financial condition can be found in Part I - Item 1A. Risk Factors and throughout Part II of this report.
LIBOR Transition
Webster established a LIBOR transition plan in 2019 commensurate with identified LIBOR transition risks and exposures, which is aligned with regulatory guidance and ARRC best practices. Management continues to execute according to its LIBOR transition plan, addressing emerging issues and risks as they arise, while closely monitoring legislative and regulatory guidance associated with the LIBOR transition.
Accordingly, Webster has set up a governance structure to ensure risks and issues are appropriately discussed and resolved. This involves a senior management level working group, an executive management level Steering Committee, and regular updates to the Risk Committee of the Board of Directors. The working group, along with a transition and project manager, direct the execution of the transition activities on a day-to-day basis. Webster has also engaged an external advisor to assist.
Webster has adopted the SOFR rate and related conventions associated with the product line as the LIBOR replacement index and ARRC recommended fallback language for impacted contracts, as well as the recommended spread adjustments for legacy loans and/or derivative products. The Bank continues to work with applicable vendors to ensure the impacted loan, security, and derivative applications are updated to support the processing of SOFR-based products and related conventions over a timeline consistent with regulatory guidance and Webster’s transition plan. The Bank began offering SOFR-based loans and derivatives to its customers in October 2021. As of January 1, 2022, Webster no longer originates new contracts using any LIBOR index, as defined by regulatory guidance.
Available Information
Webster files reports with the SEC, and makes available, free of charge, on its internet website (www.wbst.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information contained on Webster's website is not incorporated by reference into this report.

ITEM 1A. RISK FACTORS
Investment in Webster's securities involves risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our business. The discussion below addresses the material risks and uncertainties, of which we are currently aware, that could adversely affect our business, results of operations, or financial condition. Before making an investment decision, you should carefully consider the risks and uncertainties together with all of the other information included or incorporated by reference in this report. If any of these events or circumstances actually occurs, our business, results of operations, or financial condition could be significantly impacted.
Strategic Risk
We may encounter significant difficulties in integrating with Sterling and may fail to realize the anticipated benefits of the merger, or those benefits may take longer to realize than expected.
Although Webster consummated its merger with Sterling on January 31, 2022, we expect integration of systems, operations, and personnel to continue over the next several years. The successful integration of Webster and Sterling will depend, in part, on our ability to combine and manage the businesses of Webster and Sterling in a manner that permits growth opportunities, including enhanced revenues and revenue synergies, operating efficiencies, an expanded market reach, and that does not materially disrupt the existing customer relationships of Webster or Sterling nor could result in decreased revenues due to loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be fully realized or at all, or may take longer to realize than expected.
Failure to achieve these anticipated benefits could also result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, and could have an adverse effect on the combined company’s business, financial condition, results of operations, and prospects. In addition, it is possible that the integration process could result in the disruption of our ongoing business or cause inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.
We will continue to incur substantial expenses related to the merger and integration with Sterling.
Webster has incurred and will continue to incur significant, nonrecurring costs in connection with its merger with Sterling, as there are a large number of processes, policies, procedures, operations, technologies, and systems that need to be integrated. In addition, the merger may increase the Company's compliance and legal risks, including increased litigation or regulatory actions such as fines or restrictions, related to business practices or operations of the combined business.
While the Company has planned that a certain level of expenses will be incurred, there are many factors beyond Webster’s control that could affect the total amount or timing of integration expenses. Further, many of the expenses that will be incurred are, by nature, difficult to estimate accurately and could, particularly in the near term, exceed the anticipated cost savings that Webster expects to achieve. Overall, the amount and timing of future charges to earnings as a result of the merger and integration are uncertain, and there is no assurance that the expected benefits realized will offset the transaction costs over time.
New lines of business or new products and services may subject us to additional risk.
On occasion, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of a new line of business and/or a new product or service. Further, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, results of operations, and financial condition.
We may not be able to attract and retain skilled people and loss of key employees may disrupt relationships with customers.
Our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire sufficiently skilled people or retain them. In addition, the transition to an increased remote work environment, which we believe is likely to survive the COVID-19 pandemic for many organizations, may exacerbate the challenges of attracting and retaining skilled employees as job markets may be less constrained by physical geography. The unexpected loss of services of our key personnel could have a material adverse impact on the business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.
Further, our business is primarily relationship-driven, in that many of our key employees have extensive customer relationships. The loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor or otherwise choose to transition to another financial services provider. While we believe that our relationships with key personnel is good, we cannot guarantee that all of our key personnel will remain with our organization.

We operate in a highly competitive industry and market area.
We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our financial markets, many of which are larger and may have more financial resources than we do. Such competitors primarily include national, regional, community, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, non-bank health savings account trustees, finance companies, brokerage firms, insurance companies, online lenders, factoring companies, and other financial intermediaries. Some of these organizations are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured depository institutions, which may give them greater flexibility in accessing funding and providing various services. Other organizations are larger than we are and may be able to achieve greater economies of scale or offer a broader range of products and services, or better pricing on products and services, than we can offer.
The financial services industry could become even more competitive as a result of legislative and regulatory changes, and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and has made it possible for non-banks to offer products and services traditionally provided by banks. The financial services industry also faces increasing competitive pressure from the introduction of disruptive new technologies, such as blockchain and digital payments, often by non-traditional competitors and financial technology companies. Among other things, technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction.
Our ability to compete successfully depends on a number of factors, including, among other things:
•the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•the ability to expand our market position;
•the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service and products; and
•industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, and in turn, could have a material adverse effect on our financial condition and results of operations.
Failure to keep pace with and adapt to technological change could adversely impact our business.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. These new technologies may be superior to, or render obsolete, the technologies currently used in our products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. Developing or acquiring new technologies and incorporating them into our products and services may require significant investment, take considerable time, and ultimately may not be successful. We cannot predict which technological developments or innovations will become widely adopted or how those technologies may be regulated. We also may not be able to effectively market new technology-driven products and services to our customers. Failure to successfully keep pace with and adapt to technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
The loss of key partnerships could adversely affect our HSA Bank division.
Our HSA Bank division relies on partnerships with various health insurance carriers and other partners to maximize our distribution model. In particular, health plan partners who provide high deductible health plan options are a significant source of new and existing HSA holders. If these health plan partners or other partners choose to align with our competitors or develop their own solutions, our business, financial condition, and results of operations could be adversely affected.

Financial Risk
Difficult conditions in the U.S economy and financial markets may have a materially adverse effect on our business, financial condition, and results of operations.
Our business and financial performance is highly dependent upon the U.S. economy and strength of its financial markets. Difficult economic and market conditions could adversely affect our business, results of operations, and financial condition. In particular, we could face some of the following risks, and other unforeseeable risks, in connection with a downturn in the U.S. economic and market environment:
•loss of confidence in the financial services industry and the debt and equity markets by investors, placing pressure on Webster’s common share price;
•decreased consumer and business confidence levels may decrease credit usage and investment or increase in delinquencies and default rates;
•decreased household or corporate incomes, which could reduce demand for our products and services;
•decreased value of collateral securing loans to borrowers, causing a decrease in the asset quality of our loan and lease portfolio and/or an increase in charge-offs;
•decreased confidence in the creditworthiness of the U.S. government and agency securities that we hold;
•increased concern over and scrutiny of capital and liquidity levels;
•increased competition or consolidation in the financial services industry; and
•increased limitations on or potential additional regulation of financial service companies.
The U.S. business environment and financial markets have experienced volatility in recent years and may continue to do so in the foreseeable future. The prolonged low-interest rate environment resulting from the COVID-19 pandemic, despite a recovering economy, has presented a challenge for the financial services industry. There can be no assurance that economic conditions will return to pre-pandemic levels or will not further worsen.
Our profitability depends significantly on local economic conditions in the states in which we conduct business.
The success of our business depends on the general economic conditions of the significant markets in which we operate, particularly Connecticut, Massachusetts, Rhode Island, New York, and New Jersey. Difficult economic conditions or adverse changes in such local markets, whether caused by inflation, recession, unemployment, changes in housing or securities markets, or other factors, could reduce demand for our loans and deposits, increase problem loans and charge-offs, cause a decline in the value of collateral securing loans, and otherwise negatively affect our performance and financial condition.
Changes in interest rates and spreads may have a materially adverse effect on our business, financial condition, and results of operations.
Our financial condition and results of operations are significantly affected by changes in market interest rates. To a large degree, our consolidated earnings are dependent on net interest income, which is the difference between the interest income earned from our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular the FRB. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we receive on loans and securities, the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair market value of our financial assets and liabilities.
Increased interest rates may decrease demand for interest-rate based products and services, including loans and deposits, and may it more difficult for borrowers to meet obligations under variable or adjustable-rate loans and other debt instruments. Decreased interest rates often result in increased prepayments on loans and securities, as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are further subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments that have interest rates comparable to pre-existing loans and securities. Moreover, if the rates paid on interest-bearing liabilities increase at a faster rate than the yields received on interest-earning assets, our net interest income, and therefore earnings, could be adversely affected. Conversely, earnings could also be adversely affected if the yields received on interest-earning assets fall more quickly than the rates paid on interest-bearing liabilities.
Although management believes that it has designed and implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, an unexpected or prolonged period of interest rate changes could have a material adverse effect on our financial condition and results of operations. Further, our interest rate modeling techniques and assumption may not fully predict or capture the impact of actual interest rate changes on net interest income.

We may be subject to more stringent capital and liquidity requirements, which could limit our business activities.
The Holding Company and Webster Bank are subject to capital and liquidity requirements and standards imposed as a result of the Dodd-Frank Act (as amended by EGRRCPA) and the U.S. Basel III Capital Rules. Regulators have and may implement changes to these standards. If we fail to meet the minimum capital adequacy and liquidity guidelines and other requirements, our business activities, including lending and our ability to expand, either organically or through acquisitions, could be limited. It could also result in us being required to take steps to increase our regulatory capital that may be dilutive to shareholders or limit our ability to pay dividends, or sell or refrain from acquiring assets.
The Holding Company may not pay dividends to shareholders if it is not able to receive dividends from its subsidiary, Webster Bank.
The Holding Company is a separate and distinct legal entity from our banking and non-banking subsidiaries. A substantial portion of the Holding Company’s revenues comes from dividends paid by Webster Bank. These dividends are the principal source of funds to pay dividends to common and preferred shareholders. Whether the Bank is able to pay dividends depends on its ability to generate sufficient net income and meet certain regulatory requirements, and the amount of such dividends may then be limited by federal and state laws. In the event the Bank is unable to pay the Holding Company dividends, we may not be able to pay dividends to our common and preferred shareholders.
Changes in our accounting policies or in accounting standards could materially impact how we report our financial results.
Our accounting policies and methods are fundamental to understanding how we record and report our results of operations and financial condition. Accordingly, we exercise judgment in selecting and applying these accounting policies and methods so they comply with GAAP. The Financial Accounting Standards Board (FASB), SEC, and other regulatory bodies that establish accounting standards periodically change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of our financial statements. These changes are beyond our control, can be hard to predict, and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retrospectively, which may result in us having to restate our prior period financial statements by material amounts.
The preparation of our consolidated financial statements requires the use of estimates that may vary from actual results.
The preparation of our consolidated financial statements in conformity with GAAP requires management to make difficult, subjective, or complex judgments about matters that are uncertain, which include assumptions and estimates of current risks and future trends, all of which may undergo material changes. Materially different amounts could be reported under different conditions or using different assumptions and estimates. Because of the inherent uncertainty of estimates involved in preparing our financial statements, we may be required to significantly adjust the financial statements as actual events unfold, which could have a material adverse effect on our financial condition and results of operations. In particular, we could be required to take actions that include, but are not limited to, increasing the ACL and/or sustaining credit losses that are significantly higher than the provided allowance, increasing the valuation allowance on our DTAs should new negative evidence become available indicating that it is more likely than not that some or a portion of our net DTA will not be realized, or recognizing a significant impairment charge for assets.
A significant merger or acquisition requires us to make estimates, including the fair values of acquired assets and liabilities.
GAAP requires us to record the assets and liabilities of an acquired business to their fair values at the time of the acquisition. With larger transactions, such as our recent merger with Sterling, fair value and other estimations can take up to four quarters to finalize. These estimates, and their revisions, can have a substantial effect on the presentation of our financial condition and operating results after the transaction closes. In addition, the excess of the purchase price over the fair value of the assets acquired, net of liabilities assumed, is recorded as goodwill. If the estimates that we have used at any financial statement date are significantly revised in the future, there could be a material negative impact on our goodwill or other acquisition-related intangibles and our results of operations for the period in which the revisions are made.
If our goodwill were determined to be impaired, it could have a negative impact on our profitability.
GAAP requires that goodwill be tested for impairment at the reporting unit level on at least an annual basis or more frequently should a triggering event occur. An impairment loss is to be recognized if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit. A significant decline in our expected future cash flows, a continued period of local and national economic disruption, changes to financial markets, slower growth rates, or other external factors, all of which can be highly unpredictable, may impact fair value calculations and require us to recognize an impairment loss in the future. Such impairment loss may be significant and have a material adverse effect on our financial condition and results of operations.

Our investments in certain tax-advantaged projects may not generate returns as anticipated or at all, and may have an adverse impact on our results of operations.
We invest in certain tax-advantaged investments that support qualified affordable housing projects and other community development initiatives. Our investments in these projects rely on the ability of the projects to generate a return primarily through the realization of federal and state income tax credits and other tax benefits. We face the risk that tax credits, which remain subject to recapture by taxing authorities based on compliance with relevant requirements at the project level, may not be able to be realized. The risk of not being able to realize the tax credits and other tax benefits associated with a particular project depends on many factors that are outside our control. A project’s failure to realize these tax credits and other tax benefits may have a negative impact on our investment, and as a result, on our financial condition and results of operations.
Information Risk
A failure or breach of our information systems, or those of our third-party vendors and service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the misuse of confidential or proprietary information, damage our reputation, and cause losses.
As a financial institution, we depend on our ability to process, record, and monitor a large number of customer transactions. Accordingly, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing systems, or other operating systems and facilities, including mobile banking and other recently developed technologies, may stop operating properly or become disabled or compromised as a result of a number of factors that may be beyond our control. For example, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, pandemics, events arising from political or social matters, including terrorist acts, and cyber-attacks. Although we have business continuity plans and robust information security procedures and controls in place, disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers or cyber-attacks or security breaches of the networks, systems, or devices on which customers’ personal information is stored and that they use to access our products and services, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, which could have a materially adverse effect on our results of operations and financial condition.
Additionally, third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including breakdowns or failures of their own systems, capacity constraints, and cyber-attacks.
In recent years, information security risks for financial institutions have risen due to the increased sophistication and activities of organized crime, hackers, terrorists, hostile foreign governments, activists, and other external parties. There have been instances involving financial services and consumer-based companies reporting unauthorized access to, and disclosure of, client or customer information or the destruction or theft of corporate data. There have also been highly publicized cases where hackers have requested ransom-payments in exchange for allowing access to systems and/or not disclosing customer information. In addition, as a result of the COVID-19 pandemic and the related increase in remote working by our personnel and the personnel of other companies, the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, has increased.
Although Webster has not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our inherent risk and exposure to these matters remains heightened, and as a result, the continued development and enhancement of our controls, processes, and practices designed to protect and facilitate the recovery of our systems, computers, software, data, and networks from attack, damage, or unauthorized access remains a high priority for us. While we have purchased network and privacy liability insurance coverage (which includes digital asset loss, business interruption loss, network security liability, privacy liability, network extortion, and data breach coverage), there can be no assurance that such insurance will cover any and all actual losses. As cyber threats and related regulations continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.

Credit Risk
Our allowance for credit losses on loans and leases may be insufficient.
We maintain an ACL on loans and leases, which is a reserve established through a provision for credit losses charged to expense, that represents management’s best estimate of probable credit losses over the life of the loan or lease within our existing portfolio. The determination of the appropriate level of ACL on loans and leases inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends using existing qualitative and quantitative information and reasonable supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers, the softening of macroeconomic variables that we are more susceptible to, along with new information regarding existing loans, identification of additional problems loans, and other factors, both within and outside our control, may indicate the need for an increase in the ACL on loans and leases.
Bank regulatory agencies also periodically review our ACL and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the ACL, we may need, depending on an analysis of the adequacy of the ACL, additional provisions to increase the ACL. An increase in the ACL would result in a decrease in net income, and could have a material adverse effect on our financial condition, results of operations, and regulatory capital position.
The soundness of other financial institutions could adversely affect our business.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about one or more financial services companies, or the financial services industry in general, have led, and may further lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be impacted if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial instrument’s exposure due to us. There is no assurance that any such losses would not materially or adversely affect our business, financial condition, or results of operations.
We are subject to the risk of default by our counterparties and clients, particularly with respect to certain types of loans.
Many of our routine transactions expose us to credit risk in the event of default of our counterparties or clients. Our credit risk may be exacerbated when the collateral held cannot be realized or is liquidated at prices insufficient to cover the full amount of the loan or derivative exposure to us. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of counterparties and clients, including financial statements, credit reports, and other information. We may also rely on representations of those counterparties, clients, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. The inaccuracy of that information or those representation affects our ability to accurately evaluate the default risk of a counterparty or client and could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.
In addition, we consider our commercial real estate loans and commercial and industrial loans to be higher risk categories in our loan portfolio because these loans are particularly sensitive to economic conditions. Commercial real estate loans generally have large balances and can be significantly affected by adverse conditions in the economy that are outside of the borrower’s control because payments on such loans typically depend on the successful operation and management of the businesses that hold the loans. In the case of commercial and industrial loans, related collateral often consists of accounts receivable, inventory, and equipment. This type of collateral typically does not yield substantial recovery in the event of foreclosure and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. In addition, many of our commercial real estate and commercial and industrial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss. The risks associated with these types of loans could have a significant negative affect on our earnings in any quarter.

Operational and Compliance Risk
We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business operations.
We are subject to extensive federal and applicable state regulation and supervision, primarily through Webster Bank and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors, the Federal Deposit Insurance Fund, and the safety and soundness of the U.S banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continuously review banking laws, regulations, and policies for possible changes, and proposed changes are to be expected from the current Administration. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation thereof, could affect us in substantial and unpredictable ways. For example, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and restrict what we are able to charge for certain banking services. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil penalties, and reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent these types of violations, there can be no assurance that such violations will not occur.
We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
Under the current Administration, financial institutions have recently become subject to increased scrutiny and therefore, it is expected that the baking sector will be subject to more extensive legal and regulatory requirements within the next few years than under the prior presidential and congressional regime. In addition, changes in key personnel at the regulatory agencies, including the federal banking regulators, may result in differing interpretations of existing rules and guidelines, including more stringent enforcement and more severe penalties than previously.
Climate change manifesting as physical or transition risks could adversely affect our operations, businesses, and customers.
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations, those of our customers, or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. In addition, transitioning to a low-carbon economy may entail extensive policy, legal, technological, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses and undermine our strategies. Our reputation and client relationships may be damaged as a result of our practices related to climate change, including our involvement, or our customers' involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to conduct or change our activities in response to considerations relating to climate change. We have developed and continue to enhance processes to assess and monitor the Bank's exposure to climate. However, because the timing and impact of climate change has limited predictability, our risk management strategies may not be effective in mitigating climate risk exposure.
Changes in federal, state, or local tax laws may negatively impact our financial performance.
We are subject to changes in tax laws that could increase our effective tax rates or cause an increase or decrease in our income tax liabilities. These law changes may be retroactive to previous periods and as a result, could negatively impact our current and future financial performance. On September 13, 2021, the House Ways and Means Committee released their proposed tax reform legislation, which includes an increase in the federal corporate tax rate from 21% to 26.5% for corporations earning more than $5 million, and alters selected provisions of the Internal Revenue Code, among other changes. At this time, we are unable to predict whether this change or any other proposed tax law will ultimately be enacted.
We are subject to examinations and challenges by taxing authorities.
We are subject to federal and applicable state and local income tax regulations. Income tax regulations are often complex and require interpretation. In the normal course of business, we are routinely subject to examinations and challenges from federal and applicable state and local taxing authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state and local taxing authorities have been increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to compliance, sales and use, franchise, gross receipts, payroll, property, and income tax issues such as tax base, apportionment, and tax credit planning. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our financial condition and results of operations.

Our internal controls may be ineffective, circumvented, or fail.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures, failure to implement any necessary improvement of controls and procedures, or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.
Our business may be adversely affected by fraud.
As a financial institution, we are inherently exposed to risk in the form of theft and other fraudulent activities by employees, customers, or other third parties targeting Webster or Webster’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud.
Health care reform could adversely affect our HSA Bank division.
The enactment of future health care reform affecting HSAs at the federal or state level may affect our HSA Bank division as a bank custodian of HSAs. We cannot predict if any such reforms will occur, ultimately become law, or if enacted, what the terms or regulations promulgated pursuant to such laws will be. Any health care reform enacted may be phased in over a number of years, but could, with respect to the operations of HSA Bank, reduce revenues, increase costs, and require us to revise the ways in which we conduct business or put us at risk for loss of business. In addition, our results of operations, financial position, and cash flows could be materially adversely affected by such changes.
We rely on third parties to perform significant operational services for us.
Third parties perform significant operational services on our behalf. For instance, we depend on our vendor-provided core banking processing systems to process a large number of increasingly complex transactions on a daily basis. Accordingly, we are exposed to the risk that vendors and third-party service providers might not perform in accordance with their contracts or service agreements, whether due to changes in their organizational structure, strategic focus, support for existing products, technology, services, financial condition, or for any other reason. Their failure to perform could be disruptive to our operations, which could have a materially adverse impact on our business, results of operations, and financial condition. Although we require third-party service providers to have business continuity and disaster recovery plans that are aligned with our plans, we cannot be assured that such plans will operate successfully or in a timely manner so as to prevent any such material adverse impact.
The replacement of LIBOR could adversely affect our business and financial condition.
LIBOR and certain other interest rate benchmarks are the subject of recent national, international, and other regulatory guidance and reform. On March 5, 2021, the United Kingdom administrator of LIBOR announced that the 1-month, 3-month, 6-month and 12-month USD LIBOR settings would cease to exist after June 30, 2023, and certain other LIBOR settings, including the 1-week and 2-month USD LIBOR settings, would cease to exist after December 31, 2021. Accordingly, all existing LIBOR obligations will transition to another benchmark after December 31, 2021, June 30, 2023, or earlier. The U.S. federal banking agencies issued a statement in November 2020 encouraging banks to transition away from USD LIBOR as soon as practicable and to stop entering into new contracts that use USD LIBOR by December 31, 2021.
Central banks and regulators in major jurisdictions including the United States have convened working groups to find, and implement the transition to suitable replacements for interbank offered rates. To identify a successor rate for USD LIBOR, the Board of Governors of the Federal Reserve Board and the FRB of New York formed the ARRC. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Webster has adopted SOFR as the LIBOR replacement rate and began offering SOFR-based lending solutions and derivative contracts to our customers in October 2021. As of January 1, 2022, Webster no longer originates new contracts using any LIBOR index, as defined by regulatory guidance.
The market transition away from LIBOR to alternative reference rates is complex and could have a range of adverse effects on our business, financial condition, and results of operations. In particular, the transition could:
•adversely affect the interest rates received or paid on the revenues and expenses associated with or the value of our LIBOR-based assets and liabilities, or the value of other securities or financial arrangements, given LIBOR's role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with SOFR as the alternative reference rate; and
•result in disputes, litigation or other actions with borrowers or counterparties about the interpretation and enforceability of certain fallback language in LIBOR-based contracts and securities.

The transition away from LIBOR to SOFR will require the transition to or development of appropriate systems, models, and analytics to effectively transition our risk management and other processes from LIBOR-based products to those based on SOFR. Webster has developed a Working Group, Steering Committee, and LIBOR transition plan aligned with regulatory guidance and ARRC best practices and is actively working to develop processes, systems, and personnel to support this transition. Timelines and priorities include assessing the impact on our customers, as well as assessing system requirements for operational processes. There can be no guarantee that our efforts will successfully mitigate the operational risks associated with the transition away from LIBOR to SOFR as the alternative reference rate. The effect of these developments on our funding costs, loan, investment, and securities portfolios is uncertain and could adversely impact our business and increase operational and legal costs.
Legal and Reputational Risk
We are subject to financial and reputational risks from potential liability arising from lawsuits.
The nature of our business ordinarily results in certain legal proceedings and claims. Whether claims or legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect how the market perceives us, the products and services we offer, as well as customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which in turn, could have a material adverse effect on our financial condition and results of operations.
We assess our liabilities and contingencies in connection with outstanding legal proceedings and certain threatened claims and assessments using the latest and most reliable information. For matters identified where it is probable that we will incur a loss and the amount can be reasonably estimated, we will establish an accrual for the loss. Once established, the accrual is then adjusted, as needed, to reflect any relevant developments. However, the actual cost of an outstanding legal proceeding or threatened claim and assessment, may turn out to be substantially higher than the amount accrued by management.
We are exposed to environmental liability risk with respect to properties to which we obtain title.
A significant portion of our loan portfolio is secured by real property. In the normal course of business, we may foreclose on and take title of properties securing certain loans, and there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be held liable for remediation costs, including significant investigation and clean-up costs and for personal injury or property damage. In addition, environmental contamination could materially reduce the affected property’s value or limit our ability to use or sell the affected property. Although we have policies and procedures to perform environmental reviews prior to lending against or initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. Further, if we are the owner or former owner of a contaminated site, we may be subject to common law claims based on damages and costs incurred by others due to environmental contamination emanating from the property. These remediation costs and liabilities could have a material adverse effect on our financial condition and results of operations.
General Risk Factors
Our stock price can be volatile.
Stock price volatility may make it more difficult for shareholders to resell their common stock when they want and at prices that they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•actual or anticipated variations in results of operations;
•recommendations or projections by securities analysts;
•operating and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns, and other issues in the financial services and healthcare industries;
•perceptions in the marketplace regarding us and/or our competitors;
•new technology used, or services offered, by competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
•changes in dividends and capital returns;
•issuance of additional shares of Webster common stock;
•changes in government regulations; and
•geopolitical conditions such as acts or threats of terrorism or military conflicts, including any military conflict between Russia and Ukraine.
General market fluctuations, including real or anticipated changes in the strength of the economy, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends, among other factors, could also cause Webster's stock price to decrease regardless of operating results.

The effects of COVID-19 have adversely impacted, and will likely continue to adversely impact, our financial condition and results of operations.
The COVID-19 pandemic has severely disrupted economic activity in the U.S. and continues to cause disruption both worldwide and in the markets in which we operate. The extent of these impacts will depend on future developments, including among others, governmental, regulatory, and private sector actions and responses, actions taken to contain or prevent further spread, the continued emergence of new and highly contagious variants of the virus, and the use and effectiveness of vaccines and other treatments, each of which cannot be predicted with certainty.
Our business is dependent upon the ability and willingness of our customers to conduct banking and other financial transactions, including the payment of loan obligations. COVID-19 has and continues to disrupt the business, activities, and operations of our customers, which may cause a decline in demand for our products and services which may, in turn, result in a significant decrease in our business, negatively impacting our liquidity position and financial results. Our financial results could also be adversely impacted due to an inability of our customers to meet their loan commitments because of their losses associated with the effects of COVID-19, resulting in increased risk of delinquencies, defaults, foreclosures, declining collateral values, and other losses. Moreover, current and future governmental action may temporarily require the Company to conduct business differently with respect to foreclosures, repossessions, payments, deferrals, and other customer-related transactions.
Further, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. While we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. Our workforce also has been, is, and may continue to be impacted by COVID-19. We have taken precautions to protect the safety and well-being of our employees and customers, including temporary branch and office closures during the early phase of the pandemic, but no assurance can be given that our actions will be adequate or appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to provide customer support and service in the future. The pandemic could also negatively impact availability of key personnel and employee productivity which could adversely impact our ability to deliver products and services to our customers. While most of our employees have returned to our offices, the increase in remote and work-at-home arrangements in our workforce has also resulted in heightened cybersecurity, information security, and operational risks.
It is possible that the pandemic and its aftermath will lead to a prolonged economic slowdown or recession in the U.S. economy or in our markets. The ultimate impacts of COVID-19 are uncertain and could have a material adverse effect on our business, financial condition, liquidity, and results of operations. Moreover, the effects of the COVID-19 pandemic may heighten the other risks described in this Annual Report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Effective January 31, 2022, in connection with its merger with Sterling, Webster relocated its corporate headquarters from Waterbury to Stamford, Connecticut. This leased facility houses the Company’s primary executive and administrative functions, and serves as the principal banking headquarters of Webster Bank. Additional administrative functions are housed in owned facilities in Waterbury and New Britain, Connecticut, and in leased facilities in Southington, Connecticut, and Jericho, Pearl River, White Plains, and New York, New York. Webster considers its properties to be suitable and adequate for its current business needs.
Commercial Banking maintained offices across a geographic footprint that primarily ranged from Boston, Massachusetts, to Washington, D.C. at December 31, 2021. Significant properties were located in: Greenwich, Hartford, New Haven, New Milford, Southington, Stamford, and Waterbury, Connecticut; Boston, Massachusetts; Providence, Rhode Island; White Plains and New York, New York; Conshohocken, Pennsylvania; Baltimore, and Maryland.
HSA Bank is headquartered in Milwaukee, Wisconsin, with an office in Sheboygan, Wisconsin.
Retail Banking operated a distribution network that consisted of 130 banking centers at December 31, 2021:

Location	Leased	Owned	Total
Connecticut	62	34	96
Massachusetts	10	9	19
Rhode Island	5	3	8
New York	7	—	7
Total	84	46	130
During the year ended December 31, 2021, the Retail Banking segment consolidated 25 of its banking centers located across Connecticut, Massachusetts, and Rhode Island, and integrated these locations into others nearby within its network. This previously announced strategic action resulted from the Company’s increased focus on balancing physical locations and digital banking channels, driven by increased client usage of online and mobile banking.
Additional information regarding Webster's owned facilities and leased locations can be found within Note 7: Premises and Equipment and Note 8: Leasing in the Notes to the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data, respectively.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings can be found within Note 23: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Webster Financial Corporation's common stock is traded on the NYSE under the symbol WBS. At February 18, 2022, there were 7,526 shareholders of record, as determined by Broadridge Corporate Issuer Solutions, Inc., Webster's transfer agent.
Information regarding dividend restrictions can be found under the section captioned "Supervision and Regulation" in Part I - Item 1. Business and within Note 15: Regulatory Capital and Restrictions in the Notes to the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.
Recent Sales of Unregistered Securities
There were no unregistered securities sold by Webster during the three year period ended December 31, 2021.
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for Webster Financial Corporation’s common stock made by or on behalf of Webster or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (2)
October	313	$56.27	—	$123,443,785
November	915	58.27	—	123,443,785
December	767	54.35	—	123,443,785
Total	1,995	56.45	—	123,443,785
(1)The total number of shares purchased were acquired at market prices outside of the Company's repurchase program, and related to stock compensation plan activity.
(2)Webster maintains a common stock repurchase program, which was announced on October 29, 2019 and approved by the Board of Directors, that authorizes management to purchase up to $200.0 million of its common stock in either open market or privately negotiated transactions, subject to market conditions and other factors. Due to the effects of the COVID-19 pandemic on the economic environment, Webster had temporarily suspended repurchases of its common stock under the program in 2020. Further, pursuant to the Company's executed merger agreement with Sterling dated as of April 18, 2021, Webster was restricted from repurchasing any shares under the program through the close of the transaction. Now that the transaction has closed effective January 31, 2022, Webster has resumed its common stock repurchase program subject to prevailing market conditions.

Performance Graph
The performance graph compares the yearly percentage change in Webster's cumulative total shareholder return on its common stock over the last five fiscal years to the cumulative total return of (i) the Standard & Poor’s 500 Index (S&P 500 Index) and (ii) the Keefe, Bruyette & Woods Regional Banking Index (KRX Index), assuming the reinvestment of dividends and an initial investment of $100 on December 31, 2016. The KRX Index is a market-capitalization weighted index comprised of 50 regional banks or thrifts located throughout the United States.
Cumulative total shareholder return is measured by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the share price at the end and the beginning of the measurement period, by the share price at the beginning of the measurement period. The plotted points represent the cumulative total shareholder return on the last trading day of the fiscal year indicated. Historical performance shown on the graph is not necessarily indicative of future performance.

	Period Ending December 31,
	2016	2017	2018	2019	2020	2021
Webster Financial Corporation	$100	$106	$95	$105	$88	$120
S&P 500 Index	$100	$122	$116	$153	$181	$233
KRX Index	$100	$102	$84	$104	$95	$130
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This discussion and analysis provides information that management believes is necessary to understand the Company's financial condition, changes in financial condition, results of operations, and cash flows for the fiscal year ended December 31, 2021 as compared to 2020. The following information should be read in conjunction with Webster Financial Corporation's Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of this Form 10-K, as well as other information set forth throughout this report. For discussion and analysis over the Company's 2020 results as compared to 2019, and other 2019 information, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021.
Recent Developments
Mergers and Acquisitions
Effective January 31, 2022, Webster completed its previously announced merger with Sterling pursuant to an Agreement and Plan of Merger dated as of April 18, 2021. The total aggregate consideration payable in the merger was approximately 90 million shares of Webster common stock. Pursuant to the merger agreement, Sterling merged with and into Webster, with Webster continuing as the surviving corporation. Following the merger, on February 1, 2022, Sterling National Bank, a wholly-owned subsidiary of Sterling, merged with and into Webster Bank, with Webster Bank continuing as the surviving bank. Sterling was a full-service regional bank headquartered in Pearl River, New York, that primarily served the Greater New York metropolitan area. The merger expanded Webster's geographic footprint and combined two complementary organizations to create one of the largest commercial banks in the Northeastern U.S.
At the effective time of the merger, each share of Sterling common stock outstanding, other than certain shares held by Webster and Sterling, was converted into the right to receive a fixed 0.4630 share of Webster common stock. In addition, at the effective time of the merger, each outstanding share of Sterling 6.50% Series A Non-Cumulative Perpetual Preferred Stock was converted into the right to receive one share of newly created Webster 6.50% Series G Non-Cumulative Perpetual Preferred Stock, having substantially the same terms. At the close of the merger, Webster shareholders owned 50.4% of the combined company, and Sterling shareholders owned 49.6% of the combined company.
During the year ended December 31, 2021, Webster incurred merger-related expenses totaling $37.5 million, which consisted primarily of professional fees for investment banking, legal, and consulting, and employee severance and retention costs. The combined company has approximately $65 billion in assets, $44 billion in loans, and $53 billion in deposits based on balances at December 31, 2021 and operates 202 financial centers across the Northeast region.
In addition, on February 18, 2022, Webster acquired 100% of the equity interests of Bend Financial, Inc. (Bend), a cloud-based platform solution provider for HSAs, in exchange for cash. The acquisition accelerates Webster’s efforts underway to deliver enhanced user experiences at HSA Bank.
Additional information regarding Webster's mergers and acquisitions can be found within Note 3: Business Developments in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Strategic Initiatives
During the fourth quarter of 2020, the Company launched a strategic plan to drive incremental revenue and cost savings measures across the organization through the consolidation of banking centers and corporate facilities, process automation, ancillary spend reduction, and other organizational actions. At December 31, 2021, key project milestones have been completed, including the completion of all planned banking center closures, the delivery of a new digital onboarding platform for retail consumers, an investment in foundational technology modernization, and the realignment of certain business banking and investment service operations across the Company's reportable segments. These initiatives collectively contributed to the realization of operational efficiencies and ancillary spend reductions in 2021. As a result of Webster's merger with Sterling, various strategic initiatives were paused in 2021 but are expected to still be delivered throughout the merger integration period. In the second quarter of 2022, the Company plans to launch a new HSA Bank digital experience for employers, with consumers to follow thereafter.
During the year ended December 31, 2021, Webster incurred net strategic initiatives costs of $7.2 million, comprised of a net $4.8 million in professional and outside services, $3.5 million in occupancy, and $0.5 million in technology and equipment, partially offset by a net $1.6 million benefit in compensation and benefits. During the third quarter of 2021, the Company released $3.9 million from its previously recorded severance accrual, with a corresponding adjustment to earnings, as a result of changes in employee retention assumptions.

Additional information regarding the financial statement impact of these strategic initiatives, as well as further details specific to the Company's segment changes, can be found in Part II within Note 3: Business Developments and Note 21: Segment Reporting, respectively, in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data, and the section captioned "Segment Reporting" contained elsewhere in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
COVID-19 Update
During 2021, the United States' economy began to recover from the COVID-19 pandemic, as the increased availability and distribution of COVID-19 vaccines allowed for the easing of restrictive measures that had previously been imposed by state and local governments. Despite these improvements, certain adverse effects of the COVID-19 pandemic may continue to impact the macroeconomic environment for some time, including labor shortages, disruptions to global supply chains, and rising inflationary pressures. These effects are anticipated to continue throughout 2022 but remain uncertain and difficult to predict, including any impact to Webster's business, liquidity, financial condition, and results of operations.
In 2020, the Federal Reserve reduced interest rates to near zero in response to the effects of the COVID-19 pandemic. However, in response to inflationary pressures, the FRB has announced that it will begin to taper its purchase of mortgage and other bonds. Webster expects interest rates to gradually and slowly rise over the course of the next year, but the timing and impact of the reversal in interest rate trends is unknown at this time.
Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the years ended December 31,
(In thousands, except per share and percentage data)	2021	2020	2019
Income and performance ratios:
Net income	$408,864	$220,621	$382,723
Net income available to common shareholders	400,989	212,746	374,848
Earnings per diluted common share	4.42	2.35	4.06
Return on average assets	1.19%	0.68%	1.32%
Return on average common tangible common shareholders' equity (non-GAAP)	15.35	8.66	16.01
Return on average common shareholders' equity	12.56	6.97	12.83
Non-interest income as a percentage of total revenue	26.41	24.24	23.00
Asset quality:
Allowance for credit losses on loans and leases	$301,187	$359,431	$209,096
Non-performing assets	112,590	170,314	157,380
Allowance for credit losses on loans and leases / total loans and leases	1.35%	1.66%	1.04%
Net charge-offs (recoveries) / average loans and leases	0.02	0.21	0.21
Nonperforming loans and leases / total loans and leases	0.49	0.78	0.75
Nonperforming assets / total loans and leases plus OREO	0.51	0.79	0.79
Allowance for credit losses on loans and leases / nonperforming loans and leases	274.36	213.94	138.56
Other ratios:
Tangible common equity (non-GAAP)	7.97	7.90	8.39
Tier 1 risk-based capital	12.32	11.99	12.22
Total risk-based capital	13.64	13.59	13.55
CET1 risk-based capital	11.72	11.35	11.56
Shareholders' equity / total assets	9.85	9.92	10.56
Net interest margin	2.84	3.00	3.55
Efficiency ratio (non-GAAP)	56.16	59.57	56.77
Equity and share related:
Common equity	$3,293,288	$3,089,588	$3,062,733
Book value per common share	36.36	34.25	33.28
Tangible book value per common share (non-GAAP)	30.22	28.04	27.19
Common stock closing price	55.84	42.15	53.36
Dividends and equivalents declared per common share	1.60	1.60	1.53
Common shares issued and outstanding	90,584	90,199	92,027
Weighted-average common shares outstanding - basic	89,983	89,967	91,559
Weighted-average common shares outstanding - diluted	90,206	90,151	91,882

Non-GAAP Financial Measures
The non-GAAP financial measures identified in the preceding table provide both management and investors with information useful in understanding Webster's financial position, operating results, the strength of its capital position, and overall business performance. These measures are used by management for internal planning and forecasting purposes, as well as by securities analysts, investors, and other interested parties to assess peer company operating performance. Management believes this presentation, together with the accompanying reconciliations, provides a complete understanding of the factors and trends affecting the Company's business and allows investors to view its performance in a similar manner.
Tangible book value per common share represents shareholders’ equity less preferred stock and goodwill and other intangible assets divided by common shares outstanding at the end of the period. The tangible common equity ratio represents shareholders’ equity less preferred stock, goodwill, and other intangible assets, divided by total assets less goodwill and other intangible assets. Both of these measures are used by management to evaluate the strength of the Company's capital position. The return on average tangible common shareholders' equity is calculated using the Company's net income available to common shareholders, adjusted for the tax-effected amortization of intangible assets, as a percentage of average shareholders’ equity less average preferred stock, average goodwill, and average other intangible assets. This measure is used by management to assess Webster's performance against its peer financial institutions. The efficiency ratio, which represents the costs expended to generate a dollar of revenue, is calculated excluding certain non-operational items in order to measure how the Company is managing its recurring operating expenses.
These non-GAAP financial measures should not be considered a substitute for GAAP basis financial measures. Because non-GAAP financial measures are not standardized, it may not be possible to compare these with other companies that present financial measures having the same or similar names.
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At December 31,
(Dollars and shares in thousands, except per share data)	2021	2020	2019
Tangible book value per common share:
Shareholders' equity	$3,438,325	$3,234,625	$3,207,770
Less: Preferred stock	145,037	145,037	145,037
Goodwill and other intangible assets	556,242	560,756	560,290
Tangible common shareholders' equity	$2,737,046	$2,528,832	$2,502,443
Common shares outstanding	90,584	90,199	92,027
Tangible book value per common share	$30.22	$28.04	$27.19

Tangible common equity ratio:
Tangible common shareholders' equity	$2,737,046	$2,528,832	$2,502,443
Total assets	$34,915,599	$32,590,690	$30,389,344
Less: Goodwill and other intangible assets	556,242	560,756	560,290
Tangible assets	$34,359,357	$32,029,934	$29,829,054
Tangible common equity ratio	7.97%	7.90%	8.39%

	For the years ended December 31,
(Dollars in thousands)	2021	2020	2019
Return on average tangible common shareholders' equity:
Net income	$408,864	$220,621	$382,723
Less: Preferred stock dividends	7,875	7,875	7,875
Add: Intangible assets amortization, tax-affected	3,565	3,286	3,039
Income adjusted for preferred stock dividends and intangible assets amortization	$404,554	$216,032	$377,887
Average shareholders' equity	$3,338,764	$3,198,491	$3,067,719
Less: Average preferred stock	145,037	145,037	145,037
Average goodwill and other intangible assets	558,462	560,226	562,188
Average tangible common shareholders' equity	$2,635,265	$2,493,228	$2,360,494
Return on average tangible common shareholders' equity	15.35%	8.66%	16.01%

	For the years ended December 31,
(Dollars in thousands)	2021	2020	2019
Efficiency ratio:
Non-interest expense	$745,100	$758,946	$715,950
Less: Foreclosed property activity	(535)	(1,504)	(173)
Intangible assets amortization	4,513	4,160	3,847
Merger-related	37,454	—	—
Strategic initiatives	7,168	43,051	—
Other expense (1)	2,526	—	1,757
Non-interest expense	$693,974	$713,239	$710,519
Net interest income	$901,089	$891,393	$955,127
Add: Tax-equivalent adjustment	9,813	10,246	9,695
Non-interest income	323,372	285,277	285,315
Other income (2)	1,344	10,371	1,448
Less: Gain on sale of investment securities, net	—	8	29
Income	$1,235,618	$1,197,279	$1,251,556
Efficiency ratio	56.16%	59.57%	56.77%
(1)Other expense includes debt prepayments costs in 2021 and business and facility optimization charges in 2019.
(2)Other income includes low income housing tax credits for all periods presented and a $5.5 million discrete customer derivative fair value adjustment in 2020.
Net Interest Income
Net interest income is Webster's primary source of revenue, representing 73.6%, 75.8%, and 77.0% of total revenues for the years ended December 31, 2021, 2020, and 2019, respectively, and is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund interest-earnings assets and other activities. Net interest margin is calculated as the ratio of tax-equivalent net interest income to average interest-earning assets. Tax-equivalent adjustments are determined assuming a statutory federal income tax rate of 21%.
Net interest income and net interest margin are influenced by the volume and mix of interest-earning assets and interest-bearing liabilities, changes in interest rate levels, re-pricing frequencies, contractual maturities, prepayment behavior, and the use of interest rate derivative financial instruments. These factors are affected by changes in economic conditions which, in turn, impacts monetary policies, competition for loans and deposits, as well as the extent of interest lost on non-performing assets.
Net interest income increased $9.7 million, or 1.1%, from $891.4 million for the year ended December 31, 2020 to $901.1 million for the year ended December 31, 2021. The increase is primarily attributed to funding optimization and balance sheet growth in the continued low interest rate environment. On a fully tax-equivalent basis, net interest income increased $9.3 million from 2020 to 2021.
Net interest margin decreased 16 basis points from 3.00% for the year ended December 31, 2020 to 2.84% for the year ended December 31, 2021. The decrease is primarily attributed to lower loan and securities yields, partially offset by lower deposit and borrowings costs and higher Small Business Administration Paycheck Protection Program (PPP) loan fee accretion.
Average interest-earning assets increased $2.0 billion, or 6.7%, from $30.3 billion for the year ended December 31, 2020 to $32.3 billion for the year ended December 31, 2021, primarily due to increases of $0.2 billion, $0.6 billion, and $1.3 billion in average loans and leases, taxable and non-taxable investment securities, and interest-bearing deposits held at the FRB, respectively. The average yield on interest-earning assets decreased 40 basis points from 3.37% during 2020 to 2.97% during 2021, primarily due to lower market rates, partially offset by the aforementioned increases in average earning balances.
Average interest-bearing liabilities increased $1.8 billion, or 6.4%, from $28.6 billion for the year ended December 31, 2020 to $30.4 billion for the year ended December 31, 2021, primarily due to an increase of $3.2 billion in average deposits, partially offset by decreases of $0.7 billion and $0.6 billion in federal funds purchased and FHLB advances, respectively. The average rate on interest-bearing liabilities decreased 25 basis points from 0.39% during 2020 to 0.14% during 2021, primarily due to borrowings mix and lower market rates.

The following table summarizes daily average balances, interest, and average yield/rate by major category, and net interest margin on a fully tax-equivalent basis:

	Years ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$21,584,872	$765,682	3.55%	$21,385,702	$792,929	3.71%	$19,209,611	$927,395	4.83%
Investment securities: (2)
Taxable	8,507,766	155,902	1.88	7,899,801	186,237	2.43	7,019,441	201,128	2.87
Non-taxable	720,977	27,728	3.85	747,521	28,914	3.88	742,496	28,861	3.89
Total investment securities	9,228,743	183,630	2.03	8,647,322	215,151	2.56	7,761,937	229,989	2.97
FHLB and FRB stock	76,015	1,224	1.61	102,943	3,200	3.11	113,518	4,956	4.37
Interest-bearing deposits (3)	1,379,081	1,875	0.14	93,011	246	0.26	56,458	1,211	2.14
Loans held for sale	10,705	246	2.30	25,902	769	2.97	22,437	727	3.24
Total interest-earning assets	32,279,416	$952,657	2.97%	30,254,880	$1,012,295	3.37%	27,163,961	$1,164,278	4.29%
Allowance for credit losses	(330,868)			(337,496)			(212,561)
Non-interest-earning assets	2,286,198			2,350,396			2,109,639
Total assets	$34,234,746			$32,267,780			$29,061,039
Liabilities and Equity
Interest-bearing liabilities:
Demand deposits	$6,897,464	$—	—%	$5,698,399	$—	—%	$4,300,407	$—	—%
Health savings accounts	7,390,702	5,777	0.08	6,893,996	9,530	0.14	6,240,201	12,316	0.20
Interest-bearing checking, money market, and savings	12,843,843	6,936	0.05	10,689,634	25,248	0.24	9,144,086	54,566	0.60
Time deposits	2,105,809	7,418	0.35	2,760,561	33,119	1.20	3,267,913	62,695	1.92
Total deposits	29,237,818	20,131	0.07	26,042,590	67,897	0.26	22,952,607	129,577	0.56
Securities sold under agreements to repurchase	527,250	3,027	0.57	467,431	2,246	0.48	296,498	2,595	0.88
Federal funds purchased	16,036	13	0.08	720,995	3,330	0.46	712,206	15,358	2.16
Other borrowings (4)	—	—	—	104,145	365	0.35	—	—	—
FHLB advances	108,216	1,708	1.58	730,125	18,767	2.57	1,201,839	31,399	2.61
Long-term debt (2)	565,271	16,876	3.22	564,919	18,051	3.45	468,111	20,527	4.51
Total borrowings	1,216,773	21,624	1.84	2,587,615	42,759	1.68	2,678,654	69,879	2.62
Total interest-bearing liabilities	30,454,591	$41,755	0.14%	28,630,205	$110,656	0.39%	25,631,261	$199,456	0.78%
Non-interest-bearing liabilities	441,391			439,084			362,059
Total liabilities	30,895,982			29,069,289			25,993,320
Preferred stock	145,037			145,037			145,037
Common shareholders' equity	3,193,727			3,053,454			2,922,682
Total shareholders' equity	3,338,764			3,198,491			3,067,719
Total liabilities and equity	$34,234,746			$32,267,780			$29,061,039

Net interest income (tax-equivalent)		910,902			901,639			964,822
Less: Tax-equivalent adjustments		(9,813)			(10,246)			(9,695)
Net interest income		$901,089			$891,393			$955,127
Net interest margin (5)			2.84%			3.00%			3.55%
(1)Non-accrual loans have been included in the computation of average balances.
(2)For the purposes of our yield/rate and margin computations, unsettled trades on securities available-for-sale and unrealized gain (loss) balances on securities available-for-sale and senior fixed-rate notes hedges are excluded.
(3)Interest-bearing deposits are a component of cash and cash equivalents on the Consolidated Statements of Cash Flows included in Part II - Item 8. Financial Statements and Supplementary Data.
(4)In 2020, the Federal Reserve extended credit to Webster under the Paycheck Protection Program Liquidity Facility as the Bank was eligible to receive funds as a participating lender of PPP loans. The Bank had settled its obligation as of the third quarter of 2020.
(5)Tax-equivalent net interest margin equals net interest margin for all periods presented.

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Years ended December 31,
	2021 vs. 2020 Increase (decrease) due to			2020 vs. 2019 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(31,491)	$4,245	$(27,246)	$(245,693)	$111,226	$(134,467)
Investment securities, taxable	(45,088)	14,753	(30,335)	(41,050)	26,159	(14,891)
Investment securities, non-taxable	(157)	(1,029)	(1,186)	(143)	196	53
FHLB and FRB stock	(1,139)	(837)	(1,976)	(1,295)	(462)	(1,757)
Interest-bearing deposits	(1,776)	3,405	1,629	(1,748)	784	(964)
Loans held for sale	(65)	(458)	(523)	(184)	226	42
Total interest income	$(79,716)	$20,079	$(59,637)	$(290,113)	$138,129	$(151,984)
Change in interest on interest-bearing liabilities:
Health savings accounts	(4,440)	687	(3,753)	(4,076)	1,290	(2,786)
Interest-bearing checking, money market, and savings	(23,547)	5,236	(18,311)	(38,700)	9,382	(29,318)
Time deposits	(17,117)	(8,584)	(25,701)	(19,782)	(9,794)	(29,576)
Securities sold under agreements to repurchase	493	287	780	(1,845)	1,496	(349)
Federal funds purchased	(61)	(3,256)	(3,317)	(12,218)	190	(12,028)
Other borrowings	(313)	(52)	(365)	365	—	365
FHLB advances	(1,073)	(15,986)	(17,059)	(308)	(12,324)	(12,632)
Long-term debt	(1,186)	12	(1,174)	(6,842)	4,365	(2,477)
Total interest expense	$(47,244)	$(21,656)	$(68,900)	$(83,406)	$(5,395)	$(88,801)
Net change in net interest income	$(32,472)	$41,735	$9,263	$(206,707)	$143,524	$(63,183)
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
Average loans and leases increased $0.2 billion, or 0.9%, from $21.4 billion for the year ended December 31, 2020 to $21.6 billion for the year ended December 31, 2021, primarily due to higher commercial loan growth offset by the decrease in PPP loans. At December 31, 2021 and 2020, the loan and lease portfolio comprised 66.9% and 70.7% of total average interest-earning assets. The average yield on loans and leases decreased 16 basis points from 3.71% during 2020 to 3.55% during 2021, primarily due to decreased prepayments and lower market rates.
Average taxable and non-taxable investment securities increased $0.6 billion, or 6.7%, from $8.6 billion for the year ended December 31, 2020 to $9.2 billion for the year ended December 31, 2021, primarily due to purchases exceeding paydowns and maturities in both the AFS and HTM portfolios, as a result of the Company's strategic decision to deploy its excess funds into higher yielding assets which, in turn, increased its investment portfolios. At both December 31, 2021 and 2020, the investment securities portfolio comprised 28.6% of total average interest-earning assets. The average yield on investment securities decreased 53 basis points from 2.56% during 2020 to 2.03% during 2021, primarily due to higher premium amortization and lower interest rates on newly purchased securities.
Average interest-bearing deposits held at the FRB increased $1.3 billion, or 1,382.7%, from $0.1 billion for the year ended December 31, 2020 to $1.4 billion for the year ended December 31, 2021, primarily due to excess customer liquidity as a result of government stimulus and reduced spending. At December 31, 2021 and 2020, interest-bearing deposits comprised 4.3% and 0.3% of total average interest-earning assets. The average yield on interest-bearing deposits decreased 12 basis points from 0.26% during 2020 to 0.14% during 2021, primarily due to lower market rates.
Average deposits increased $3.2 billion, or 12.3%, from $26.0 billion for the year ended December 31, 2020 to $29.2 billion for the year ended December 31, 2021, reflecting increases of $1.2 billion and $2.0 billion in non-interest-bearing deposits and interest-bearing deposits, respectively. The overall increase in deposits was driven by transactional deposit products resulting from government stimulus and reduced customer spending. At December 31, 2021 and 2020, deposits comprised 96.0% and 91.0% of total average interest-bearing liabilities, respectively. The average rate on deposits decreased 19 basis points from 0.26% during 2020 to 0.07% during 2021, primarily due to deposit pricing and product mix. Higher cost time deposits as a percentage of total interest-bearing deposits decreased from 13.6% for the year ended December 31, 2020 to 9.4% for the year ended December 31, 2021, primarily due to customers' migration to more liquid deposit products.
Average securities sold under agreements to repurchase increased $59.8 million, or 12.8%, from $467.4 million for the year ended December 31, 2020 to $527.2 million for the year ended December 31, 2021, primarily due to the timing of additional short-term borrowings and contractual maturities. At December 31, 2021 and 2020, securities sold under agreements to repurchase comprised 1.7% and 1.6% of total average interest-bearing liabilities. The average rate on securities sold under agreements to repurchase increased 9 basis points from 0.48% during 2020 to 0.57% during 2021, primarily due to an increase in cost on long-term borrowings, partially offset by lower market rates.

Average federal funds purchased decreased $705.0 million, or 97.8%, from $721.0 million for the year ended December 31, 2020 to $16.0 million for the year ended December 31, 2021, due to contractual maturities in the first quarter of 2021 and the strategic decision to not purchase federal funds during the remainder of the period. At December 31, 2021 and 2020, federal funds purchased comprised 0.1% and 2.5% of total average interest-bearing liabilities. The average rate on federal funds purchased decreased 38 basis points from 0.46% during 2020 to 0.08% during 2021, which was also due to the aforementioned contractual maturities and current period borrowings mix.
Average FHLB advances decreased $621.9 million, or 85.2%, from $730.1 million for the year ended December 31, 2020 to $108.2 million for the year ended December 31, 2021, due to prepayments of higher costing FHLB advances in the current period enabled by excess liquidity. At December 31, 2021 and 2020, FHLB advances comprised 0.4% and 2.6% of total average interest-bearing liabilities. The average rate on FHLB advances decreased 99 basis points from 2.57% during 2020 to 1.58% during 2021, which was also due to the aforementioned prepayments of higher costing FHLB advances.
Provision for Credit Losses
The provision for credit losses decreased $192.3 million, or 139.6%, from an expense of $137.8 million for the year ended December 31, 2020 to a benefit of $54.5 million for the year ended December 31, 2021. The decrease is primarily attributed to improvements in the forecasted economic outlook and favorable credit trends, which were negatively affected by the emergence of the COVID-19 pandemic in 2020 and resulted in a release of reserves in 2021, partially offset by reserves on newly originated loans and leases. During the years ended December 31, 2021 and 2020, total net charge-offs were $3.8 million and $45.1 million, respectively. The $41.3 million decrease from 2020 to 2021 is primarily attributed to a reduced volume of charge-offs in the commercial non-mortgage portfolio.
Additional information regarding the Company's provision for credit losses and ACL can be found under the the sections captioned "Loans and Leases" through "Allowance for Credit Losses" contained elsewhere in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Non-Interest Income

	Years ended December 31,
(Dollars in thousands)	2021	2020	2019
Deposit service fees	$162,710	$156,032	$168,022
Loan and lease related fees	36,658	29,127	31,327
Wealth and investment services	39,586	32,916	32,932
Mortgage banking activities	6,219	18,295	6,115
Increase in cash surrender value of life insurance policies	14,429	14,561	14,612
Gain on sale of investment securities, net	—	8	29
Other income	63,770	34,338	32,278
Total non-interest income	$323,372	$285,277	$285,315
Total non-interest income increased $38.1 million, or 13.4%, from $285.3 million for the year ended December 31, 2020 to $323.4 million for the year ended December 31, 2021, primarily due to increases in deposit service fees, loan and lease related fees, wealth and investment services, and other income, partially offset by a decrease in mortgage banking activities.
Deposit service fees increased $6.7 million, or 4.3%, from $156.0 million during 2020 to $162.7 million during 2021, primarily due to higher interchange, cash management, and wire transfer fees, partially offset by lower checking account service fees.
Loan and lease related fees increased $7.5 million, or 25.9%, from $29.1 million during 2020 to $36.6 million during 2021, primarily due to higher syndication and line usage fees, and mortgage service rights amortization.
Wealth and investment services increased $6.7 million, or 20.3%, from $32.9 million during 2020 to $39.6 million during 2021, primarily due to an increase in customer-driven investment services activity.
Mortgage banking activities decreased $12.1 million, or 66.0%, from $18.3 million during 2020 to $6.2 million during 2021, primarily due to lower volume, as the Company made the strategic decision to originate residential mortgage loans for investment rather than for sale during 2021.
Other income increased $29.4 million, or 85.7%, from $34.3 million during 2020 to $63.7 million during 2021, primarily due to realized gains and fair value adjustments on direct investments and gains on sale of commercial loans not originated for sale.

Non-Interest Expense

	Years ended December 31,
(Dollars in thousands)	2021	2020	2019
Compensation and benefits	$419,989	$428,391	$395,402
Occupancy	55,346	71,029	57,181
Technology and equipment	112,831	112,273	105,283
Intangible assets amortization	4,513	4,160	3,847
Marketing	12,051	14,125	16,286
Professional and outside services	47,235	32,424	21,380
Deposit insurance	15,794	18,316	17,954
Other expense	77,341	78,228	98,617
Total non-interest expense	$745,100	$758,946	$715,950
Total non-interest expense decreased $13.8 million , or 1.8%, from $758.9 million for the year ended December 31, 2020 to $745.1 million for the year ended December 31, 2021, primarily due to decreases in compensation and benefits, occupancy, marketing, and deposit insurance, partially offset by an increase in professional and outside services.
Compensation and benefits decreased $8.4 million, or 2.0%, from $428.4 million during 2020 to $420.0 million during 2021, primarily due to the effects of the Company's strategic initiatives, partially offset by merger-related retention and severance charges and increases in performance and variable-based compensation.
Occupancy decreased $15.7 million, or 22.1%, from $71.0 million during 2020 to $55.3 million during 2021, primarily due to higher prior period right-of-use (ROU) asset impairment charges and a decline in rent expense resulting from the effects of the Company's strategic initiatives.
Marketing decreased $2.1 million, or 14.7%, from $14.1 million during 2020 to $12.0 million during 2021, primarily due to reductions in ancillary spending, including advertising and promotional fees.
Professional and outside services increased $14.8 million, or 45.7%, from $32.4 million during 2020 to $47.2 million during 2021, primarily due to current period merger-related expenses, partially offset by higher prior period strategic initiative charges.
Deposit insurance decreased $2.5 million, or 13.8%, from $18.3 million during 2020 to $15.8 million during 2021, primarily due to excess cash held at the FRB throughout the majority of 2021, which was strategically redeployed in the fourth quarter.
Income Taxes
Webster recognized income tax expense of $125.0 million for the year ended December 31, 2021 and $59.4 million for the year ended December 31, 2020, reflecting effective tax rates of 23.4% and 21.2%, respectively.
The $65.6 million increase in income tax expense is due to a higher level of pre-tax income in 2021 as compared to 2020. The 2.2% point increase in the effective tax rate from 2020 to 2021 primarily reflects the effects of higher pre-tax income in 2021, and $16.4 million of the total $37.5 million in merger-related expenses recognized during the current period that were estimated to be nondeductible for income tax purposes. Those effects were partially offset by the recognition of $3.3 million in net discrete tax benefits specific to the year ended December 31, 2021, which included $1.9 million of excess tax benefits from stock-based compensation, as compared to $0.1 million in net discrete tax benefits specific to the year ended December 31, 2020, which included tax deficiencies of $0.6 million from stock-based compensation.
At both December 31, 2021 and 2020, Webster recorded a valuation allowance on its DTAs of $37.4 million. Webster's valuation allowance is related to the portion of its state and local tax (SALT) net operating loss carryforwards that, in management's judgment, is not more likely than not to be realized. At December 31, 2021 and 2020, Webster's gross DTAs included $64.4 million and $66.8 million, respectively, applicable to SALT net operating loss and credit carryforwards that are available to offset future taxable income through 2032.
The ultimate realization of those DTAs is dependent on the generation of future taxable income during the periods in which the net operating loss and credit carryforwards are available. In making its assessment, management considers the Company's forecasted future results of operations, estimates the content and apportionment of its income by legal entity over the near term for SALT purposes, and also applies longer-term growth rate assumptions. Based on its estimates, management believes it is more likely than not that the Company will realize its DTAs, net of the valuation allowance, at December 31, 2021. However, it is possible that some or all of Webster's net operating loss carryforwards could expire unused or that more net operating loss carryforwards could be utilized than estimated, either as a result of changes in future forecasted levels of taxable income for SALT purposes due to the merger with Sterling, or if future economic or market conditions or interest rates were to vary significantly from the Company's forecasts and, in turn, impact its future results of operations.
Additional information regarding the Company's income taxes, including DTAs, can be found within Note 10: Income Taxes in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Segment Reporting
Webster's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Retail Banking. These segments reflect how executive management responsibilities are assigned, how discrete financial information is evaluated, the type of customer served, and how products and services are provided. Segments are evaluated using pre-tax, pre-provision net revenue (PPNR). Certain Treasury activities, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category. Additional information regarding the Company's reportable segments and its segment reporting methodology at December 31, 2021 can be found within Note 21: Segment Reporting in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Effective January 1, 2021, management realigned certain of Webster's Business Banking and investment services operations to better serve its customers and deliver operational efficiencies. Under this realignment, the previously reported Community Banking segment was renamed Retail Banking, and $1.9 billion of loans, $2.2 billion of deposits, and $3.9 billion of assets under administration (off-balance sheet) were reassigned from Retail Banking to Commercial Banking. Additionally, $131.0 million of goodwill was reallocated, on a relative fair value basis, from Retail Banking to Commercial Banking. Prior period amounts have been recasted to reflect the realignment.
Beginning in the first quarter of 2022, Webster's reportable segment structure will also reflect the operations of businesses acquired in connection with the Company's merger with Sterling. The following is a description of Webster’s three reportable segments and their primary services at December 31, 2021:
Commercial Banking serves businesses that have more than $2 million of revenue through its Business Banking, Middle Market, Asset-Based Lending, Equipment Finance, Commercial Real Estate, Sponsor and Specialty Finance, and Treasury and Payment Solutions business units. Additionally, its Wealth Group provides wealth management solutions to business owners, operators, and consumers within the Company's targeted markets and retail footprint.
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
Retail Banking serves consumer and small business banking customers by offering consumer deposit and fee-based services, residential mortgages, home equity lines, secured and unsecured loans, and credit card products through its Consumer Lending and Small Business Banking business units. Retail Banking operates a distribution network consisting of 130 banking centers and 251 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and into Westchester County, New York.

Commercial Banking
Operating Results:

	Years ended December 31,
(In thousands)	2021	2020	2019
Net interest income	$587,485	$515,027	$476,779
Non-interest income	112,270	90,498	91,184
Non-interest expense	257,461	260,953	252,485
Pre-tax, pre-provision net revenue	$442,294	$344,572	$315,478
Commercial Banking's PPNR increased $97.7 million, or 28.4%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, due to increases in both net interest income and non-interest income, and a decrease in non-interest expense. The $72.5 million increase in net interest income is primarily attributed to loan and deposit growth and PPP loan fee acceleration associated with PPP loan forgiveness. The $21.8 million increase in non-interest income is primarily attributed to higher trust and investment service fees, fair value adjustments on direct investments, gains on sale of commercial loans not originated for sale, syndication fees, and unused line fees. The $3.5 million decrease in non-interest expense is primarily attributed to lower support costs.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2021	2020
Loans and leases	$15,209,515	$14,573,343
Deposits	9,644,719	8,190,997
Assets under administration / management (off-balance sheet)	7,202,286	6,585,795
Loans and leases increased $636.2 million, or 4.4%, at December 31, 2021 as compared to December 31, 2020, primarily due to commercial non-mortgage and commercial real estate portfolio originations, partially offset by increased prepayment activity and a decrease in PPP loans. Total portfolio originations for the years ended December 31, 2021 and 2020 were $5.7 billion and $5.1 billion, respectively. The increase was primarily attributed to increased commercial real estate and commercial non-mortgage originations, partially offset by lower PPP loan fundings.
Deposits increased $1.5 billion, or 17.7%, at December 31, 2021 as compared to December 31, 2020, primarily due to excess customer liquidity as a result of government stimulus and reduced spending.
Commercial Banking held $5.1 billion and $4.7 billion in assets under administration and $2.1 billion and $1.9 billion in assets under management at December 31, 2021 and 2020, respectively. The combined $616.5 million, or 9.4%, increase from 2020 to 2021 was primarily due to new business and market appreciation.

HSA Bank
Operating Results:

	Years ended December 31,
(In thousands)	2021	2020	2019
Net interest income	$168,595	$162,363	$172,685
Non-interest income	102,814	100,826	97,041
Non-interest expense	135,997	140,637	135,586
Pre-tax net revenue	$135,412	$122,552	$134,140
HSA Bank's pre-tax net revenue increased $12.9 million, or 10.5%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, due to increases in both net interest income and non-interest income, and a decrease in non-interest expense. The $6.2 million increase in net interest income is primarily attributed to deposit growth. The $2.0 million increase in non-interest income is primarily attributed to increased interchange and investment revenues, partially offset by a decrease in third-party administrator account closures fees. The $4.6 million decrease in non-interest expense is primarily attributed to lower compensation and benefits, postage and statement costs, travel and entertainment, occupancy, and supply costs.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2021	2020
Deposits	$7,397,997	$7,120,017
Assets under administration, through linked brokerage accounts (off-balance sheet)	3,718,610	2,852,877
Deposits increased $278.0 million, or 3.9%, at December 31, 2021 as compared to December 31, 2020, primarily due to an increase in the number of account holders and organic deposit growth. HSA deposits accounted for approximately 24.8% and 26.0% of Webster's total consolidated deposits at December 31, 2021 and December 31, 2020, respectively.
Assets under administration, through linked brokerage accounts, increased $865.7 million, or 30.3%, at December 31, 2021 as compared to December 31, 2020, primarily due to the increased number of account holders, specifically those with investment accounts, and market appreciation during the year ended December 31, 2021.

Retail Banking
Operating Results:

	Years ended December 31,
(In thousands)	2021	2020	2019
Net interest income	$373,130	$331,821	$347,377
Non-interest income	67,155	74,147	77,149
Non-interest expense	296,260	317,215	317,494
Pre-tax, pre-provision net revenue	$144,025	$88,753	$107,032
Retail Banking's PPNR increased $55.3 million, or 62.3%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, due to an increase in net interest income and a decrease in non-interest expense, offset by a decrease in non-interest income. The $41.3 million increase in net interest income is primarily attributed to deposit growth, lower interest rates on deposits, and PPP loan fee acceleration associated with PPP loan forgiveness, partially offset by lower interest rates on loans. The $7.0 million decrease in non-interest income is primarily attributed to lower mortgage banking fee income, partially offset by higher deposit service fees, loan servicing fees, and credit card and merchant services fee income. The $21.0 million decrease in non-interest expense is primarily attributed to lower employee-related, occupancy, technology and equipment, and marketing expenses.
Selected Balance Sheet Information:

	At December 31,
(In thousands)	2021	2020
Loans	$7,062,182	$7,067,818
Deposits	12,801,752	12,023,600
Loans decreased $5.6 million, or 0.1%, at December 31, 2021 as compared to December 31, 2020, primarily due to net principal paydowns within the home equity credit line and loan portfolios, accelerated PPP loan forgiveness paydowns, and the continued run-off of consumer lending club loans, partially offset by higher residential mortgage loan balances. Total portfolio originations for the years ended December 31, 2021 and 2020 were $3.2 billion and $2.7 billion, respectively. The increase was primarily attributed to increased residential mortgage and home equity originations, partially offset by lower PPP loan fundings.
Deposits increased $778.2 million, or 6.5%, at December 31, 2021 as compared to December 31, 2020, primarily due to customer PPP loan funding, other stimulus effects, and lower customer spending, resulting in higher balances in small business and consumer transaction accounts. In addition, Retail Banking experienced increases in savings and money market balances as account holders with maturing certificates of deposits migrated to more liquid deposit products.

Financial Condition
Total assets increased $2.3 billion, or 7.1%, from $32.6 billion at December 31, 2020 to $34.9 billion at December 31, 2021. The change in total assets was primarily attributed to the following:
•Total cash and cash equivalents, which is comprised of cash due from banks and interest-bearing deposits, increased $198.5 million. The $254.6 million increase in interest-bearing deposits corresponds to the increase in total deposits driven by excess customer liquidity (discussed further below), which was partially offset by a $56.1 million decrease in cash due from the FRB and other banks;
•Total investment securities, net increased $1.5 billion, reflecting increases of $908.1 million and $630.2 million in the available-for-sale and held-to-maturity portfolios, respectively. The total increase is primarily due to purchases exceeding paydowns and maturities, particularly across the agency mortgage-backed securities (Agency MBS), agency commercial mortgage-backed securities (Agency CMBS), and non-agency commercial mortgage-backed securities (CMBS) categories. During 2021, the Company made the strategic decision to deploy its excess funds into higher yielding assets which, in turn, increased its investment portfolios and included the purchase of $397.0 million in U.S. Treasury notes;
•Loans and leases increased $630.5 million, reflecting increases of $279.4 million and $351.1 million in the commercial and consumer portfolios, respectively. The total increase is primarily due to originations, particularly across the asset-based lending, commercial real estate, equipment financing, and residential loan categories, which was partially offset by higher principal paydowns in commercial non-mortgage as a result of PPP loan forgiveness;
•The ACL on loans and leases decreased $58.2 million, primarily due to improvements in the forecasted economic outlook and favorable credit trends, which were negatively affected by the emergence of the COVID-19 pandemic in 2020 and resulted in a release of reserves in 2021, partially offset by reserves on newly originated loans and leases.
•DTAs, net increased $28.1 million, primarily due to the tax effect on current period other comprehensive loss, which resulted in a $23.2 million deferred tax benefit;
•Premises and equipment, net, which is comprised of ROU leased assets and property and equipment, decreased $22.2 million. The $7.6 million decrease in ROU leased assets is primarily due to operating lease expense, partially offset by the impact of lease modifications and renewals. The $14.6 million decrease in property and equipment is primarily due to depreciation charges, partially offset by additions, which were largely attributed to data processing and software; and
•Accrued interest receivable and other assets decreased $95.1 million due to decreases of $163.9 million, $14.8 million, $8.3 million, and $2.2 million in treasury derivative assets, accounts receivable, accrued interest receivable, and assets held for sale, respectively, which were partially offset by increases of $63.1 million, $28.1 million, and $2.7 million in other assets, alternative investments, and prepaid expenses, respectively.
Total liabilities increased $2.1 billion, or 7.2%, from $29.4 billion at December 31, 2020 to $31.5 billion at December 31, 2021. The change in total liabilities was primarily attributed to the following:
•Total deposits increased $2.5 billion, primarily due to excess customer liquidity as a result of government stimulus and reduced customer spending, reflecting increases of $0.9 billion and $1.6 billion in non-interest bearing deposits and interest-bearing deposits, respectively. The Company experienced increases across all of its deposit categories except for time deposits, as customers with maturing higher cost time deposits opted to migrate to more liquid deposit products;
•Securities sold under agreements to repurchase and other borrowings decreased $320.5 million, primarily due to the paydown of $526.0 million in federal funds during the first quarter of 2021, partially offset by an increase in lower rate, short-term repurchase agreements;
•FHLB advances decreased $122.2 million, primarily due to a $102.2 million prepayment during the fourth quarter of 2021;
•Operating lease liabilities decreased $13.5 million, which is generally consistent with the change in ROU leased assets (discussed further above); and
•Accrued expenses and other liabilities increased $70.5 million due to increases of $43.0 million, $13.3 million, $9.3 million, and $5.8 million in other liabilities, accrued income taxes, treasury derivative liabilities, and accounts payable, which were partially offset by a $1.0 million decrease in accrued interest payable.
Total shareholders' equity increased $203.7 million, or 6.3%, from $3.2 billion at December 31, 2020 to $3.4 billion at December 31, 2021. The change in shareholders' equity was attributed to the following activity during 2021:
•Net income recognized of $408.9 million;
•Dividends paid to common and preferred shareholders of $145.2 million and $7.9 million, respectively;
•Other comprehensive loss, net of tax, of $64.8 million, primarily due to market value decreases in the Company's available-for-sale securities portfolio and cash flow hedges;
•Employee stock-based compensation plan activity of $13.7 million, inclusive of restricted stock amortization and forfeitures;
•Stock options exercised of $3.5 million; and
•Repurchases of treasury stock, at cost, for taxes of $4.4 million associated with employee stock-based compensation plans.

Investment Securities
Through its Corporate Treasury function, Webster maintains and invests in debt securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage the Company's interest-rate risk. Webster's debt securities are classified into two major categories: available-for-sale and held-to-maturity.
ALCO manages the Company's debt securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in such investment presents a safety and soundness concern. At December 31, 2021 and 2020, Webster had investment securities with a total net carrying value of $10.4 billion and $8.9 billion, respectively, with an average risk weighting for regulatory purposes of 12.5% and 12.9%, respectively. Although the Bank held the entirety of Webster's investment portfolio at both December 31, 2021 and 2020, the Holding Company may also directly hold investments.
The following table summarizes the balances and percentage composition of Webster's investment securities:

	At December 31,
	2021		2020
(In thousands)	Amount	%	Amount	%
Available-for-sale:
U.S. Treasury notes	$396,966	9.4%	$—	—%
Agency CMO	90,384	2.2	154,613	4.6
Agency MBS	1,593,403	37.6	1,457,409	43.8
Agency CMBS	1,232,541	29.1	1,117,233	33.6
CMBS	886,263	20.9	508,018	15.3
CLO	21,847	0.5	76,383	2.3
Corporate debt	13,450	0.3	13,120	0.4
Total available-for-sale	$4,234,854	100.0%	$3,326,776	100.0%
Held-to-maturity:
Agency CMO	$42,405	0.7%	$91,622	1.6%
Agency MBS	2,901,593	46.8	2,419,751	43.5
Agency CMBS	2,378,475	38.4	2,101,227	37.7
Municipal bonds and notes (1)	705,918	11.4	739,507	13.3
CMBS	169,948	2.7	216,081	3.9
Total held-to-maturity	$6,198,339	100.0%	$5,568,188	100.0%
Total investment securities	$10,433,193		$8,894,964
(1)The balances at December 31, 2021 and 2020, exclude the allowance for credit losses recorded on held-to-maturity debt securities of $0.2 million and $0.3 million, respectively.
Available-for-sale debt securities increased $908.1 million, or 27.3%, from $3.3 billion at December 31, 2020 to $4.2 billion at December 31, 2021, primarily due to purchases exceeding paydowns and maturities, particularly across the Agency MBS, Agency CMBS, and CMBS categories. During 2021, the Company made the strategic decision to deploy its excess funds into higher yielding assets which, in turn, increased its investment portfolios and included the purchase of $397.0 million in U.S. Treasury notes. The tax-equivalent yield in the available-for-sale portfolio was 1.73% for the year ended December 31, 2021 as compared to 2.35% for the year ended December 31, 2020. The 62 basis point decrease is attributed to higher premium amortization and lower rates on securities purchased in the current period. Available-for-sale debt securities are evaluated for credit losses on a quarterly basis. For the years ended December 31, 2021 and 2020, gross unrealized losses on available-for-sale debt securities were $34.3 million and $9.5 million, respectively. Because these unrealized losses were attributable to factors other than credit deterioration, no ACL was recorded during either period. Further, Webster currently does not intend to sell these securities, and it is more likely than not that it will not be required to sell these securities prior to the anticipated recovery of their cost basis.
Held-to-maturity debt securities increased $630.2 million, or 11.3%, from $5.6 billion at December 31, 2020 to $6.2 billion at December 31, 2021, primarily due to purchases exceeding paydowns and maturities, particularly across the Agency MBS and Agency CMBS categories. During 2021, the Company made the strategic decision to deploy its excess funds into higher yielding assets which, in turn, increased its investment portfolios. The tax-equivalent yield in the held-to-maturity portfolio was 2.21% for the year ended December 31, 2021 as compared to 2.67% for the year ended December 31, 2020. The 46 basis point decrease is attributed to higher premium amortization and lower rates on securities purchased in the current period. Held-to-maturity debt securities are evaluated for credit losses on a quarterly basis under CECL. For the years ended December 31, 2021 and 2020, gross unrealized losses on held-to-maturity debt securities were $55.7 million and $2.5 million, respectively. The ACL on held-to-maturity debt securities was $0.2 million and $0.3 million at December 31, 2021 and 2020, respectively.

The following table summarizes the amortized cost of investment securities by contractual maturity, along with the respective weighted-average yields:

	At December 31, 2021
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
U.S. Treasury notes	$—	—%	$396,966	0.61%	$—	—%	$—	—%	$396,966	0.61%
Agency CMO	—	—	963	2.74	1,283	3.04	88,138	2.35	90,384	2.37
Agency MBS	—	—	2,108	1.75	3,266	1.90	1,588,029	1.85	1,593,403	1.85
Agency CMBS	—	—	—	—	—	—	1,232,541	1.80	1,232,541	1.80
CMBS	—	—	—	—	86,863	2.61	799,400	1.49	886,263	1.60
CLO	—	—	—	—	21,847	1.68	—	—	21,847	1.68
Corporate debt	—	—	—	—	—	—	13,450	1.22	13,450	1.22
Total available-for-sale	$—	—%	$400,037	0.62%	$113,259	2.41%	$3,721,558	1.76%	$4,234,854	1.67%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$42,405	1.61%	$42,405	1.61%
Agency MBS	—	—	3,442	2.50	11,328	2.09	2,886,823	2.03	2,901,593	2.03
Agency CMBS	—	—	—	—	167,351	2.68	2,211,124	1.73	2,378,475	1.80
Municipal bonds and notes	4,686	3.29	49,213	3.30	109,701	2.63	542,318	2.90	705,918	2.89
CMBS	—	—	—	—	—	—	169,948	2.71	169,948	2.71
Total held-to-maturity	$4,686	3.29%	$52,655	3.25%	$288,380	2.64%	$5,852,618	2.02%	$6,198,339	2.06%
Total investment securities	$4,686	3.29%	$452,692	0.93%	$401,639	2.58%	$9,574,176	1.92%	$10,433,193	1.90%
(1)Weighted-average yields were calculated using amortized cost on a fully-tax equivalent basis, assuming a 21% tax rate.
Additional information regarding the Company's available-for-sale and held-to-maturity investment securities' portfolios can be found within Note 4: Investment Securities in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Loans and Leases
The following table summarizes the amortized cost and percentage composition of Webster's loans and leases:

	At December 31,
	2021		2020
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$6,882,480	30.9	$7,085,076	32.8
Asset-based	1,067,248	4.8	890,598	4.1
Commercial real estate	6,603,180	29.6	6,322,637	29.2
Equipment financing	627,058	2.8	602,224	2.8
Residential	5,412,905	24.3	4,782,016	22.1
Home equity	1,593,559	7.2	1,802,865	8.3
Other consumer	85,299	0.4	155,799	0.7
Total loans and leases (1)	$22,271,729	100.0	$21,641,215	100.0
(1)The amortized cost balances at December 31, 2021 and 2020, exclude the allowance for credit losses recorded on loans and leases of $301.2 million and $359.4 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At December 31, 2021
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$135,460	$399,052	$331,220	$78,224	$943,956
Asset-based	—	—	—	—	—
Commercial real estate	12,254	94,254	134,750	41,962	283,220
Equipment financing	28,529	454,185	144,344	—	627,058
Residential	530	46,640	377,700	3,822,810	4,247,680
Home equity	7,034	24,534	182,980	176,698	391,246
Other consumer	8,330	41,334	501	96	50,261
Total fixed rate loans and leases	$192,137	$1,059,999	$1,171,495	$4,119,790	$6,543,421
Variable rate:
Commercial non-mortgage	$509,982	$4,727,581	$635,807	$65,154	$5,938,524
Asset-based	213,377	848,251	5,620	—	1,067,248
Commercial real estate	956,049	2,733,439	1,981,865	648,607	6,319,960
Equipment financing	—	—	—	—	—
Residential	188	6,185	27,010	1,131,842	1,165,225
Home equity	2,998	8,387	127,837	1,063,091	1,202,313
Other consumer	4,803	20,468	3,480	6,287	35,038
Total variable rate loans and leases	$1,687,397	$8,344,311	$2,781,619	$2,914,981	$15,728,308
Total loans and leases (1)	$1,879,534	$9,404,310	$3,953,114	$7,034,771	$22,271,729
(1)Amounts due exclude total accrued interest receivable of $50.7 million.
Credit Policies and Procedures
Webster Bank has credit policies and procedures in place designed to support its lending activities within an acceptable level of risk, which are reviewed and approved by management and the Board of Directors on a regular basis. To assist with this process, management inspects reports generated by the Company's loan reporting systems related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans. In response to the ongoing COVID-19 pandemic, management has implemented incremental policies and procedures to monitor credit risk.
Commercial non-mortgage, asset-based, and equipment finance loans are underwritten after evaluating and understanding the borrower’s ability to operate and service its debt. Assessment of the borrower's management is a critical element of the underwriting process and credit decision. Once it is determined that the borrower’s management possesses sound ethics and a solid business acumen, current and projected cash flows are examined to determine the ability of the borrower to repay obligations, as contracted. Commercial non-mortgage, asset-based, and equipment finance loans are primarily made based on the identified cash flows of the borrower, and secondarily on the underlying collateral provided by the borrower. However, the cash flows of borrowers may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial non-mortgage, asset-based, and equipment finance loans are secured by the assets being financed and may incorporate personal guarantees of the principal balance.

Commercial real estate loans are subject to underwriting standards and processes similar to those for commercial non-mortgage, asset-based, and equipment finance loans. These loans are primarily viewed as cash flow loans, and secondarily as loans secured by real estate. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located, and the tenants of the property securing the loan. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which reduces the Company's exposure to adverse economic events that may affect a particular market. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. All transactions are appraised to validate market value. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. Management periodically utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its commercial real estate loan portfolio.
Consumer loans are subject to policies and procedures developed to manage the specific risk characteristics of the portfolio. These policies and procedures, coupled with relatively small individual loan amounts and predominately collateralized loan structures, are spread across many different borrowers, minimizing the level of credit risk. Trend and outlook reports are reviewed by management on a regular basis, and policies and procedures are modified or developed, as needed. Underwriting factors for residential mortgage and home equity loans include the borrower’s Fair Isaac Corporation (FICO) score, the loan amount relative to property value, and the borrower’s debt-to-income level. Webster Bank originates both qualified mortgage and non-qualified mortgage loans, as defined by applicable CFPB rules.
Loan Modifications
Webster works with customers to modify loan agreements when borrowers are experiencing financial difficulty. Webster will modify a loan to minimize the risk of loss and achieve the best possible outcome for both the borrower and the Company. Loan modifications can take various forms, including payment deferral, rate reduction, covenant waiver, term extension, or other actions. Depending on the nature of the modification, it may be accounted for as a troubled debt restructuring (TDR).
Troubled Debt Restructurings
A modified loan is considered a TDR when two conditions are met: (i) the borrower is experiencing financial difficulties, and (ii) the modification constitutes a concession. Modified terms are dependent upon the financial position and needs of each individual borrower. Webster considers all aspects of the restructuring in determining whether a concession has been granted, including the debtor's ability to access market rate funds. Generally, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Common TDR modifications include changes in covenants, pricing, and forbearance. Loans in which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs and thus, at the date of discharge, are charged down to the fair value of collateral less costs to sell.
COVID-19 Payment Modifications
Webster has accommodated over 2,500 customers impacted by the COVID-19 pandemic through payment-related deferrals. At December 31, 2021, total outstanding loan balances related to these modifications, in their deferral period, were $78.1 million. This amount includes all loans associated with a customer relationship where at least one loan has been modified or is in the process of modification. A significant portion of the COVID-19 payment modifications have not been considered a TDR based on their nature. Webster continues to actively monitor customer relationships associated with these modified loans. The impact of these modifications is appropriately reflected in the ACL on loans and leases.
The CARES Act and Interagency Statement
In response to the COVID-19 pandemic, financial institutions were provided relief from certain TDR accounting and disclosure requirements for qualifying loan modifications through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Specifically, Section 4013 of the CARES Act, which was extended by the Consolidated Appropriations Act, 2021, provided temporary relief from certain GAAP requirements for loan modifications related to COVID-19. In addition, a group of banking regulatory agencies issued a revised Interagency Statement that offered practical expedients for evaluating whether COVID-19 loan modifications were TDRs.
At December 31, 2021, total outstanding loan balances associated with loan modifications designated in connection with these TDR relief provisions, in their deferral period, were $83.1 million. These modifications generally represented payment deferrals ranging from three to six months in length. The $118.3 million decrease from $201.4 million at December 31, 2020 is the result of borrowers exiting their payment deferral period. Webster continues to evaluate the effectiveness of this loan modification program as deferral periods end.

Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases decreased $58.2 million, or 16.2%, from $359.4 million at December 31, 2020 to $301.2 million at December 31, 2021, primarily due to improvements in the forecasted economic outlook and favorable credit trends, which were negatively affected by the emergence of the COVID-19 pandemic in 2020 and resulted in a release of reserves in 2021, partially offset by reserves on newly originated loans and leases.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At December 31,
	2021		2020
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$111,351	37.0	$133,187	37.1
Asset-based	6,481	2.2	10,832	3.0
Commercial real estate	133,907	44.4	159,197	44.3
Equipment financing	6,138	2.0	9,028	2.5
Residential	15,628	5.2	13,989	3.9
Home equity	23,523	7.8	26,416	7.3
Other consumer	4,159	1.4	6,782	1.9
Total ACL on loans and leases	$301,187	100.0	$359,431	100.0
(1)The ACL allocated to a single loan and lease category does not preclude its availability to absorb losses in other categories.
Methodology
Webster's ACL on loans and leases is considered to be a critical accounting policy. The ACL on loans and leases is a contra-asset account that offsets the amortized cost basis of loans and leases for the credit losses that are expected to occur over the life of the asset. Executive management reviews and advises on the adequacy of the allowance, which is maintained at a level that management deems to be sufficient to cover expected credit losses within the loan and lease portfolios.
The ACL on loans and leases is determined using the CECL model, whereby an expected lifetime credit loss is recognized at the origination or purchase of an asset, including those acquired through a business combination, which is then reassessed at each reporting date over the contractual life of the asset. The calculation of expected credit losses includes consideration of past events, current conditions, and reasonable and supportable economic forecasts that affect the collectability of the reported amounts. Generally, expected credit losses are determined through a pooled, collective assessment of loans and leases with similar risk characteristics. However, if the risk characteristics of a loan or lease change such that it no longer matches that of the collectively assessed pool, it is removed from the population and individually assessed for credit losses. The total ACL on loans and leases recorded by management represents the aggregated estimated credit loss determined through both the collective and individual assessments.
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on product type, credit quality, risk ratings, and/or collateral types within its commercial and consumer portfolios, and expected losses are determined using a Probability of Default (PD), Loss Given Default (LGD), and Exposure at Default (EAD) framework. Expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. Management's PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, and credit risk ratings. Webster's models incorporate a single economic forecast scenario and macroeconomic assumptions over a two year reasonable and supportable forecast period.
Webster incorporates forecasts of macroeconomic variables in the determination of expected credit losses. Macroeconomic variables are selected for each class of financing receivable based on relevant factors, such as asset type, the correlation of the variables to credit losses, among others. Data from a baseline forecast scenario of these variables is used as an input to the modeled loss calculation. Qualitative adjustments may be applied in relation to economic forecasts when relevant facts and circumstances are expected to impact credit losses, particularly in times of significant volatility in economic activity.
After the reasonable and supportable forecast period, the credit loss model gradually reverts to historical loss rates for the remaining life of the loans and leases on a straight-line basis over a one year reversion period. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of a similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses and principal paydowns (the combination of contractual repayments and voluntary prepayments). A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics that are not reflected or captured in the quantitative models, but are likely to impact the measurement of estimated credit losses.

Individually Assessed Loans and Leases. If the risk characteristics of a loan or lease change such that it no longer matches the risk characteristics of the collectively assessed pool, it is removed from the population and individually assessed for credit losses. Generally, all non-accrual loans, TDRs, potential TDRs, loans with a charge-off, and collateral dependent loans where the borrower is experiencing financial difficulty, are individually assessed. The measurement method used to calculate the expected credit loss on an individually assessed loan or lease is dependent on the type and whether the loan or lease is considered to be collateral dependent. Methods for collateral dependent loans are either based on the fair value of the collateral less estimated cost to sell (when the basis of repayment is the sale of collateral), or the present value of the expected cash flows from the operation of the collateral. For non-collateral dependent loans, either a discounted cash flow method or other loss factor method is used. Any individually assessed loan or lease for which no specific valuation allowance is deemed necessary is either the result of sufficient cash flows or sufficient collateral coverage relative to the amortized cost of the asset.
Additional information regarding Webster's ACL methodology can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Asset Quality Ratios
Webster manages asset quality using risk tolerance levels established through the Company's underwriting standards, servicing, and management of its loan and lease portfolio. Loans and leases for which a heightened risk of loss has been identified are regularly monitored to mitigate further deterioration and preserve asset quality in future periods. Non-performing assets, credit losses, and net charge-offs are considered by management to be key measures of asset quality.
The following table summarizes key asset quality ratios and their underlying components:

	At or for the years ended December 31,
(Dollars in thousands)	2021	2020	2019
Non-performing loans and leases	$109,778	$168,005	$150,906
Total loans and leases	22,271,729	21,641,215	20,036,986
Non-performing loans and leases as a percentage of loans and leases	0.49%	0.78%	0.75%

Non-performing assets	$112,590	$170,314	$157,380
Total loans and leases	$22,271,729	$21,641,215	$20,036,986
Add: OREO	2,812	2,309	6,474
Total loans and leases plus OREO	$22,274,541	$21,643,524	$20,043,460
Non-performing assets as a percentage of loans and leases plus OREO	0.51%	0.79%	0.79%

Non-performing assets	$112,590	$170,314	$157,380
Total assets	34,915,599	32,590,690	30,389,344
Non-performing assets as a percentage of total assets	0.32%	0.52%	0.52%

ACL on loans and leases	$301,187	$359,431	$209,096
Non-performing loans and leases	109,778	168,005	150,906
ACL on loans and leases as a percentage of non-performing loans and leases (1)	274.36%	213.94%	138.56%

ACL on loans and leases	$301,187	$359,431	$209,096
Total loans and leases	22,271,729	21,641,215	20,036,986
ACL on loans and leases as a percentage of loans and leases (1)	1.35%	1.66%	1.04%

ACL on loans and leases	$301,187	$359,431	$209,096
Net charge-offs	3,829	45,081	41,057
Ratio of ACL on loans and leases to net charge-offs (1)	78.66x	7.97x	5.09x
(1)The Company adopted CECL on January 1, 2020. The ACL on loans and leases in 2019 was calculated in accordance with the applicable GAAP for that period.
Total loans and leases increased $630.5 million from December 31, 2020 to December 31, 2021, primarily due to originations, which were partially offset by higher principal paydowns as a result of PPP loan forgiveness. The growth in loans and leases contributed to decreases across related asset quality ratios. Further contributing to the changes across asset quality ratios were the declines experienced in non-performing loans and leases, net charge-offs, and the ACL on loans and leases from December 31, 2020 to December 31, 2021, which were primarily due to favorable credit trends and improvements in the forecasted economic outlook, and resulted in a reduced volume of non-performing loans and leases and net charge-offs, along with a release of reserves in 2021.

The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	At or for the years ended December 31,
	2021			2020			2019
	Net Charge-offs (Recoveries)	Average Balance	%	Net Charge-offs (Recoveries)	Average Balance	%	Net Charge-offs (Recoveries)	Average Balance	%
Commercial non-mortgage	$2,305	$6,829,799	0.03%	$37,040	$6,598,149	0.56%	$27,669	$5,365,896	0.52%
Asset-based	(1,447)	950,602	(0.15)	(36)	977,920	—	(262)	1,073,174	(0.02)
Commercial real estate	4,483	6,439,830	0.07	2,061	6,189,848	0.03	3,456	5,249,603	0.07
Equipment financing	375	614,055	0.06	720	572,369	0.13	715	510,510	0.14
Residential	(1,149)	4,953,100	(0.02)	1,327	4,923,743	0.03	2,790	4,700,990	0.06
Home equity	(4,289)	1,681,921	(0.26)	(1,910)	1,924,623	(0.10)	(1,204)	2,085,778	(0.06)
Other consumer	3,551	115,565	3.07	5,879	199,050	2.95	7,893	223,660	3.53
Total	$3,829	$21,584,872	0.02%	$45,081	$21,385,702	0.21%	$41,057	$19,209,611	0.21%
The 0.19% decrease in net charge-offs as a percentage of average loans and leases is primarily due to a reduced volume of net charge-offs in the commercial non-mortgage portfolio during the year ended December 31, 2021, which contributed to $34.7 million of the total $41.3 million decrease in net charge-offs from 2020 to 2021.
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is also recorded to provide for the unused portion of commitments to lend that are not unconditionally cancellable by Webster. Under the CECL methodology, the calculation of the allowance generally includes the probability of funding to occur and a corresponding estimate of expected lifetime credit losses on amounts assumed to be funded. Loss calculation factors are consistent with those for funded loans using the PD and LGD applied to the underlying borrower's risk and facility grades, a draw down factor applied to utilization rates, relevant forecast information, and management's qualitative factors. The level of ACL is monitored quarterly against key metrics from the funded portfolio. The ACL on unfunded loan commitments increased $0.3 million, or 2.7%, from $12.8 million at December 31, 2020 to $13.1 million at December 31, 2021.
Additional information regarding the activity in the ACL on unfunded loan commitments can be found within Note 23: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Liquidity and Capital Resources
Webster manages its cash flow requirements through proactive liquidity measures at both the Holding Company and Webster Bank in order to maintain stable, cost-effective funding and to promote overall balance sheet strength. The liquidity position of the Company is continuously monitored and adjustments are made to balance sources and uses of funds, as needed. At December 31, 2021, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Further, management is not aware of any regulatory recommendations regarding liquidity, that if implemented, would have a material adverse effect on the Company.
Cash inflows are provided through a variety of sources, including as operating activities such as principal and interest payments on loans and investments, financing activities, such as unpledged securities that can be sold or utilized to secure funding, and new deposits. Webster is committed to maintaining a strong base of core deposits, which consists of demand, interest-bearing checking, savings, health savings, and money market accounts, in order to support growth in its loan and lease portfolio.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The Holding Company generally uses its funds for principal and interest payments on senior notes and junior subordinated debt, dividend payments to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities, as applicable.
During the year ended December 31, 2021, Webster Bank paid the Holding Company $200.0 million in dividends. There are certain restrictions on Webster Bank's payment of dividends to the Holding Company. Additional Information regarding dividend restrictions can be found under the section captioned "Supervision and Regulation" in Part I - Item 1. Business and within Note 15: Regulatory Capital and Restrictions in the Notes to the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data. At December 31, 2021, there were $508.0 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company.
The quarterly cash dividend to common shareholders remained at $0.40 per common share during 2021. On January 18, 2022, Webster Financial Corporation’s Board of Directors declared a quarterly cash dividend of $0.40 per share. Webster continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.

Webster has a common stock repurchase program authorized by the Board of Directors with a remaining repurchase authority of $123.4 million at December 31, 2021. Due to the effects of the COVID-19 pandemic on the economic environment, Webster had temporarily suspended repurchases of its common stock under the program in 2020. Further, as part of the Company's executed merger agreement with Sterling dated as of April 18, 2021, Webster was restricted from repurchasing any shares under the program through the close of the transaction. Now that the transaction has closed effective January 31, 2022, the Company has resumed its common stock repurchase program subject to prevailing market conditions. In addition, the Company will periodically acquire common shares outside of the repurchase program related to stock compensation plan activity. During the year ended December 31, 2021, a total of 79,242 shares were repurchased at a market value of $4.4 million for this purpose.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. Including time deposits, Webster Bank had a loan to total deposit ratio of 74.6% and 79.2% at December 31, 2021 and 2020, respectively. The 4.6% point decrease is attributed to deposit growth exceeding loan growth in the current period.
Webster Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At December 31, 2021, Webster Bank exceeded all regulatory liquidity requirements. Webster has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.
Capital Requirements. Webster Financial Corporation and Webster Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Webster Financial Corporation and Webster Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the Company to maintain minimum ratios of CET1 capital, Tier 1 capital, Total capital to risk-weighted assets, and Tier 1 capital to average tangible assets (as defined in the regulations). At December 31, 2021, both Webster Financial Corporation and Webster Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
In accordance with regulatory capital rules, Webster elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral ending on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. Therefore, capital ratios and amounts reported exclude the impact of the increased ACL on loans and leases, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of CECL. At December 31, 2021, this resulted in a 25, 25, 0, and 16 basis point benefit to Webster Financial Corporation's and Webster Bank's CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), Total capital to total risk-weighted assets (Total risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), respectively. Both Webster Financial Corporation's and Webster Bank's ratios remain in excess of being well-capitalized, even without the benefit of the delayed CECL adoption impact.
Additional information regarding the required capital levels and ratios applicable to Webster Financial Corporation and Webster Bank can be found within Note 15: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Sources and Uses of Funds
Sources of Funds. The primary source of cash flows for Webster Bank’s use in its lending activities and general operational needs is deposits. Operating activities, such as loan and securities repayments, proceeds from loans and securities held for sale, and maturities also provide cash inflows. While scheduled loan and securities repayments are a relatively stable source of funds, prepayments and other deposit inflows are influenced by economic conditions and prevailing interest rates, the timing of which is inherently uncertain. Additional sources of funds are provided by both short-term and long-term borrowings, and to a lesser extent, dividends received as part of the Bank's membership with the FHLB of Boston and FRB of Boston.
Deposits. Webster Bank offers a wide variety of checking and savings deposit products designed to meet the transactional and investment needs of both its consumer and business customers. The Bank’s deposit services include, but are not limited to, ATM and debit card use, direct deposit, ACH payments, mobile banking, internet-based banking, banking by mail, account transfers, and overdraft protection, among others. The Bank manages the flow of funds in its deposit accounts and interest rates consistent with FDIC regulations. Both Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.

Total deposits were $29.8 billion and $27.3 billion at December 31, 2021 and 2020, respectively. The $2.5 billion increase was primarily attributed to excess customer liquidity as a result of government stimulus and reduced customer spending, and reflected increases across all of deposit categories except for time deposits, as customers with maturing higher cost time deposits opted to migrate to more liquid products. The aggregate amount of time deposits accounts that exceeded the FDIC limit of $250,000 represented 0.9% and 1.8% of total deposits at December 31, 2021 and 2020, respectively.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Years ended December 31,
	2021		2020		2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$6,897,464	—%	$5,698,399	—%	$4,300,407	—%
Interest-bearing:
Checking	3,929,941	0.04	3,189,275	0.10	2,604,931	0.14
Health savings accounts	7,390,702	0.08	6,893,996	0.14	6,240,201	0.20
Money market	3,526,373	0.11	2,853,098	0.45	2,365,367	1.27
Savings	5,387,529	0.02	4,647,261	0.20	4,173,788	0.50
Time deposits	2,105,809	0.35	2,760,561	1.20	3,267,913	1.92
Total interest-bearing	22,340,354	0.09	20,344,191	0.33	18,652,200	0.69
Total average deposits	$29,237,818	0.07%	$26,042,590	0.26%	$22,952,607	0.56%
The following table summarizes total uninsured deposits:

	At December 31,
(In thousands)	2021	2020	2019
Uninsured deposits (1)	$10,936,416	$9,684,817	$7,473,028
(1)A portion of Webster’s total uninsured deposits are estimated based on the same methodologies and assumptions used for regulatory reporting requirements.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	December 31, 2021
Portion of U.S. time deposits in excess of insurance limit	$103,772
Time deposits otherwise uninsured with a maturity of: (1)
3 months or less	$189,764
Over 3 months through 6 months	17,688
Over 6 months through 12 months	13,150
Over 12 months	7,996
(1)Includes $124.8 million of Eurodollar deposits due within 3 months or less.
Additional information regarding period-end deposit balances and rates can be found within Note 11: Deposits in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Borrowings. Webster Bank’s borrowing sources include securities sold under agreements to repurchase, advances from the FHLB of Boston, and long-term debt. The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. Total borrowed funds were $1.2 billion and $1.7 billion at December 31, 2021 and 2020, respectively, and represented 3.6% and 5.2% of total assets, respectively. The $0.5 billion decrease from 2020 to 2021 is primarily attributed to federal funds of $526.0 million maturing in the first quarter of 2021, coupled with the strategic decision to not purchase any additional federal funds during the remainder of the period.
Webster Bank had additional borrowing capacity from the FHLB of Boston of $5.1 billion and $4.7 billion at December 31, 2021 and 2020, respectively. The Bank also had additional borrowing capacity from the FRB of Boston of $1.5 billion and $1.3 billion at December 31, 2021 and 2020, respectively. Unpledged investment securities of $5.3 billion at December 31, 2021 could have been used for collateral on borrowings or to increase borrowing capacity by $5.1 billion with the FHLB or $5.2 billion with the FRB.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $0.7 billion and $0.5 billion at December 31, 2021 and 2020, respectively. The $0.2 billion increase from 2020 to 2021 is primarily attributed to current period borrowings mix and the timing of additional short-term securities sold under agreements to repurchase at period end.

FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $11.0 million and $133.2 million at December 31, 2021 and 2020, respectively. The $122.2 million decrease from 2020 to 2021 is primarily attributed to the aforementioned $102.2 million prepayment during the fourth quarter of 2021.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, and floating-rate junior subordinated notes maturing in 2033. Long-term debt totaled $562.9 million and $567.7 million at December 31, 2021 and 2020, respectively.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Years ended December 31,
	2021		2020		2019
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$108,216	1.58%	$730,125	2.57%	$1,201,839	2.61%
Securities sold under agreements to repurchase	527,250	0.57	467,431	0.48	296,498	0.88
Federal funds purchased	16,036	0.08	720,995	0.46	712,206	2.16
Long-term debt	565,271	3.22	564,919	3.45	468,111	4.51
Other borrowings	—	—	104,145	0.35	—	—
Total average borrowings	$1,216,773	1.84%	$2,587,615	1.68%	$2,678,654	2.62%
Additional information regarding period-end borrowings balances and rates can be found within Note 12: Borrowings in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for Webster Bank to maintain is membership and access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB capital stock of $11.3 million and $17.5 million at December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, Webster Bank received $0.3 million in dividends from the FHLB Boston. The most recent FHLB quarterly cash dividend was paid on November 2, 2021 in an amount equal to an annual yield of 2.05%.
Webster Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. Webster Bank held FRB capital stock of $60.5 million and $60.1 million at December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, Webster Bank received $0.9 million in dividends from the FRB of Boston. The most recent FRB semi-annual cash dividend was paid on December 31, 2021 in an amount equal to an annual yield of 1.52%.
Uses of Funds. Webster enters into various contractual obligations in the normal course of business that require future cash payments and could impact the Company's short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at December 31, 2021. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on Webster's current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	Less than one year	1-3 years	3-5 years	After 5 years	Total
Senior notes	$—	$150,000	$—	$338,811	$488,811
Junior subordinated debt	—	—	—	77,320	77,320
FHLB advances	90	202	—	10,705	10,997
Securities sold under agreements to repurchase	474,896	200,000	—	—	674,896
Deposits with stated maturity dates	1,566,257	161,753	69,760	—	1,797,770
Operating lease liabilities	22,773	44,239	35,572	42,220	144,804
Purchase obligations (2)	89,643	29,916	4,649	2,573	126,781
Total contractual obligations	$2,153,659	$586,110	$109,981	$471,629	$3,321,379
(1)Interest payments on borrowings have been excluded.
(2)Purchase obligations represent agreements to purchase goods or services of $1.0 million or more that are enforceable and legally binding and specify all significant terms.
In addition, in the normal course of business, Webster offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, and commercial and standby letters of credit, which involve to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $7.2 billion at December 31, 2021 does not necessarily reflect future cash payments.

Webster also enters into commitments to invest in venture capital and private equity funds, as well as low income housing tax credit investments to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $45.5 million at December 31, 2021. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by Webster may not be called.
Pension obligations are funded by the Company, as needed, to provide for participant benefit payments as it relates to Webster's frozen, non-contributory, qualified defined benefit pension plan. Decisions to contribute to the defined benefit pension plan are made based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. Webster did not contribute to its defined benefit pension plan in 2021, and management does not currently anticipate that it will make a contribution in 2022. Webster's non-qualified supplemental executive retirement plan and other post employment benefit plan are unfunded. Expected future net benefit payments related to Webster's defined benefit pension and other postretirement benefit plans include $10.4 million in less than one year, $21.8 million in one to three years, $23.4 million in three to five years, and $63.6 million after five years.
At December 31, 2021, Webster's consolidated balance sheet reflects a liability for uncertain tax positions of $4.2 million and $1.9 million of accrued interest and penalties. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
Additional information regarding credit-related financial instruments, alternative investments, defined benefit pension and other postretirement benefit plans, and income taxes can be found within Note 23: Commitments and Contingencies, Note 2: Variable Interest Entities, Note 19: Retirement Benefit Plans, and Note 10: Income Taxes, respectively, in the Notes to the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Asset/Liability Management and Market Risk
An effective asset/liability process must balance the risks and rewards from both short-term and long-term interest rate risks when determining management's strategy and action. To facilitate this, interest rate sensitivity is monitored on an ongoing basis by ALCO. The primary goal of ALCO is to manage interest rate risk and to maximize net income and net economic value over time in changing interest rate environments (subject to limits approved by the Board of Directors). The Board of Directors sets policy limits for earnings at risk for parallel ramps in interest rates over twelve months of +/- 100, 200, and 300 basis points, as well as interest rate curve twist shocks of +/- 50 and 100 basis points. Limits for economic value, or equity at risk, are set for parallel shocks in interest rates of +/- 100, 200, and 300 basis points.
Due to the federal funds rate target range being 0 to 0.25% at December 31, 2021 and 2020, the declining interest rate scenarios for both earnings at risk and equity at risk of minus 100 and 200 basis points or more were not run per ALCO's policy. Instead, scenarios were run with short-term and long-term interest rates declining to zero, but not below. In 2019, ALCO implemented a balance sheet repositioning strategy with the goal of reducing asset sensitivity to falling interest rates, which resulted in the purchase of interest rate floors. ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in interest rates, as well as long-term scenarios of up to four years in the future.
Management measures interest rate risk using simulation analysis to calculate Webster's earnings at risk and equity at risk. These risk measures are quantified using simulation software. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds, and the run-off of deposits. From such simulations, interest rate risk is quantified, and appropriate strategies are formulated and implemented.
Earnings at risk is defined as the change in earnings due to changes in interest rates, excluding the provision for credit losses and income tax expense. Interest rates are assumed to change up or down in a parallel fashion, and earnings results are compared to a flat rate scenario as a base, which holds the period end yield curve constant over the twelve month forecast horizon. At both December 31, 2021 and 2020, the flat rate scenario assumed a federal funds rate of 0.25%. Earnings simulation analysis incorporates assumptions about balance sheet changes, such as product mix, growth, and loan and deposit pricing. It is a measure of short-term interest rate risk.
Equity at risk is defined as the change in the net economic value of financial assets and financial liabilities due to changes in interest rates compared to a base net economic value. Equity at risk analyzes sensitivity in the present value of cash flows over the expected life of existing financial assets, financial liabilities, and off-balance sheet financial instruments. It is a measure of the long-term interest rate risk to future earnings streams embedded in the current balance sheet.
Asset sensitivity is defined as earnings or net economic value increasing when interest rates rise and decreasing when interest rates fall, as compared to a base scenario. In other words, financial assets are more sensitive to changing interest rates than liabilities, and therefore, re-price faster. Likewise, liability sensitivity is defined as earnings or net economic value decreasing when interest rates rise and increasing when interest rates fall, as compared to a base scenario.
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
The equity at risk simulation process uses multiple interest rate paths generated by an arbitrage-free trinomial lattice term structure model. The Base Case rate scenario, against which all others are compared, uses the month-end LIBOR/swap yield curve as a starting point to derive forward rates for future months. Using interest rate swap option volatilities as inputs, the model creates multiple rate paths for this scenario with forward rates as the mean. In shock scenarios, the starting yield curve is shocked up or down in a parallel fashion. Future rate paths are then constructed in a similar manner to the Base Case scenario.
Cash flows for all financial instruments are generated using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency, and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a collateralized mortgage obligation database. Financial instruments with explicit options, such as caps, floors, puts, calls, and implicit options, such as prepayment and early withdrawal abilities, require such modeling approach to more accurately quantify value and risk.
On the asset side, risk is impacted the most by residential mortgage loans and mortgage-backed securities, which can typically prepay at any time without penalty and may have embedded caps and floors. In the loan portfolio, floors are a benefit to interest income in low interest rate environments. Floating-rate loans at floors pay a higher interest rate than a loan at a fully indexed rate without a floor, as with a floor, there is a limit on how low the interest rate can fall. As market rates rise, however, the interest rate paid on these loans does not rise until the fully indexed rate rises through the contractual floor.
On the liability side, there is a large concentration of customers with indeterminate maturity deposits who have options to add or withdraw funds from their accounts at any time. Implicit floors on deposits, based on historical data, are modeled. Webster Bank also has the option to change the interest rate paid on these deposits at any time.

Webster's earnings at risk model incorporates net interest income and non-interest income and expense items, some of which vary with interest rates. These items include mortgage banking income, mortgage servicing rights, cash management fees, and derivative mark-to-market adjustments.
Four main tools are used for managing interest rate risk:
•the size, duration, and credit risk of the investment portfolio;
•the size and duration of the wholesale funding portfolio;
•interest rate contracts; and
•the pricing and structure of loans and deposits.
ALCO meets at least monthly to make decisions on the investment and funding portfolios based on the economic outlook, the Committee's interest rate expectations, the risk position, and other factors. ALCO delegates pricing and product design responsibilities to individuals and sub-committees, but continuously monitors and influences their actions on a regular basis.
Various interest rate contracts, including futures, options, swaps, caps, and floors can be used to manage interest rate risk. These contracts involve, to varying degrees, levels of credit and interest rate risk. The notional amount of the derivative instrument, or the amount from which interest and other payments are derived, is not exchanged, and therefore, should not be used as a measure of credit risk.
In addition, certain derivative instruments, such as forward sales of mortgage-backed securities, are used by Webster Bank to manage the risk of loss associated with its mortgage banking activities. Generally, prior to closing and funds disbursement, an interest-rate lock commitment is extended to the borrower. During this time, Webster Bank is subject to the risk that market interest rates may change, which could impact pricing on loan sales. In an effort to mitigate this risk, Webster Bank establishes forward delivery sales commitments, thereby setting the sales price.
Webster will also hold futures, options, and forward foreign currency contracts to minimize the price volatility of certain financial assets and financial liabilities. Changes in the market value of these derivative positions are recognized in earnings. Additional information regarding derivatives can be found within Note 17: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on Webster’s net interest income over a twelve month period starting at December 31, 2021 and 2020, as compared to actual net interest income and assuming no changes in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2021	n/a	n/a	4.9%	10.7%
December 31, 2020	n/a	n/a	1.7%	4.7%
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on Webster’s PPNR over a twelve month period starting at December 31, 2021 and 2020, as compared to actual PPNR and assuming no changes in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2021	n/a	n/a	7.7%	16.8%
December 31, 2020	n/a	n/a	2.4%	7.1%
Asset sensitivity for both net interest income and PPNR increased at December 31, 2021 as compared to December 31, 2020, primarily due to changes in deposit beta assumptions, which were approved by ALCO and are reflective of management's current deposit strategy and balance sheet composition. Loans at floors have increased $1.1 billion from $3.4 billion at December 31, 2020 to $4.5 billion at December 31, 2021, lowering overall asset sensitivity, and which is being partially offset by increased cash held at the FRB as a result of elevated deposits. When interest rates start to rise, not all of these loans will immediately lift off of their floors. Due to the lower interest rate environment at both December 31, 2021 and 2020, management did not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were previously modeled when market rates were higher.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on Webster’s net interest income for the subsequent twelve month period starting at December 31, 2021 and 2020:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2021	n/a	n/a	3.2%	7.3%	(3.1)%	(1.4)%	1.3%	2.6%
December 31, 2020	n/a	n/a	0.2%	1.5%	n/a	(2.2)%	1.0%	2.5%

The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on Webster’s PPNR for the subsequent twelve month period starting at December 31, 2021 and 2020:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2021	n/a	n/a	5.1%	11.5%	(5.0)%	(2.3)%	2.1%	4.0%
December 31, 2020	n/a	n/a	(0.3)%	1.7%	n/a	(4.0)%	1.8%	4.4%
These non-parallel scenarios are modeled with the short-end of the yield curve moving up or down 50 and 100 basis points, while the long-end of the yield curve remains unchanged (and vice versa). The short-end of the yield curve is defined as terms of less than eighteen months and the long-end of the yield curve is defined as terms greater than eighteen months. The results reflect the annualized impact of immediate interest rate changes.
Sensitivity to the short-end of the yield curve for both net interest income and PPNR increased at December 31, 2021 as compared to December 31, 2020, primarily due to changes in deposit beta assumptions, which were approved by ALCO and are reflective of management's current deposit strategy and balance sheet composition, and excess cash held at the FRB. As interest rates rise, this cash can be deployed into higher yielding financial assets. Net interest income and PPNR were less sensitive to changes in the long-end of the yield curve at December 31, 2021 as compared to December 31, 2020, primarily due to slower forecasted prepayment speeds as a result of increases in the long-end of the yield-curve, which in turn, extends the duration for mortgage-backed securities and residential mortgage loans. Again, due to the lower interest rate environment at both December 31, 2021 and 2020, management did not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were previously modeled when market rates were higher.
The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at December 31, 2021 and 2020:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)			-100bp	+100bp
At December 31, 2021
Assets	$34,915,599	$34,515,422	n/a	$(801,524)
Liabilities	31,477,274	30,015,357	n/a	(988,401)
Net	$3,438,325	$4,500,065	n/a	$186,877
Net change as % base net economic value			n/a	4.2%

At December 31, 2020
Assets	$32,590,690	$32,546,388	n/a	$(625,173)
Liabilities	29,356,065	29,357,878	n/a	(1,058,460)
Net	$3,234,625	$3,188,510	n/a	$433,287
Net change as % base net economic value			n/a	13.6%
Changes in economic value can best be described through duration, which is a measure of the price sensitivity of financial instruments due to changes in interest rates. For fixed-rate financial instruments, it can be thought of as the weighted-average expected time to receive future cash flows, whereas for floating-rate financial instruments, it can be thought of as the weighted-average expected time until the next rate reset. Overall, the longer the duration, the greater the price sensitivity due to changes in interest rates. Generally, increases in interest rates reduce the economic value of fixed-rate financial assets as future discounted cash flows are worth less at higher interest rates. In a rising interest rate environment, the economic value of financial liabilities decreases for the same reason. A reduction in the economic value of financial liabilities is a benefit to Webster. Floating-rate financial instruments may have durations as short as one day, and therefore, may have very little price sensitivity due to changes in interest rates.
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At December 31, 2021 and 2020, Webster's duration gap was negative 1.8 years and negative 1.9 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than duration of financial assets, and therefore, are more price sensitive and will reset their interest rates more slowly. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future. At December 31, 2021, long-term rates have risen by 65 basis points as compared to December 31, 2020. This higher starting point extends financial asset duration by decreasing residential mortgage loans and mortgage-backed securities prepayment speeds.

The aforementioned earnings and economic values estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company's interest rate risk position at December 31, 2021 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to take additional action in the event that interest rates do change rapidly.
Critical Accounting Estimates
The preparation of Webster's Consolidated Financial Statements and accompanying Notes thereto in accordance with GAAP and practices generally applicable to the financial services industry requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. While management's estimates are made based on historical experience, available current information, and other factors that are deemed to be relevant, actual results could significantly differ from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and can be susceptible to significant change in the near term. Critical accounting accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on Webster's financial condition or results of operations. Management has identified that Webster's most critical accounting estimate is its ACL on loans and leases. This critical accounting policy, including its underlying estimates, is discussed directly with the Audit Committee of the Board of Directors.
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of expected lifetime credit losses within Webster's loan and lease portfolios at the balance sheet date. The calculation of expected credit losses is determined using predictive methods and models that follow a PD and LGD framework, and include consideration of past events, current conditions, macroeconomic variables (such as unemployment, gross domestic product, retail sales, and interest rate spreads), and reasonable and supportable economic forecasts that affect the collectability of the reported amounts. Changes to the ACL on loans and leases, and therefore, to the related provision for credit losses, can materially affect financial results.
The determination of the appropriate level of ACL on loans and leases inherently involves a high degree of subjectivity and requires Webster to make significant estimates of current credit risks and trends using existing qualitative and quantitative information and reasonable supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers and macroeconomic variables that Webster is more susceptible to, unforeseen events such as natural disasters and pandemics, along with new information regarding existing loans, identification of additional problems loans, the fair value of underlying collateral, and other factors, both within and outside the Company's control, may indicate the need for an increase or decrease in the ACL on loans and leases.
It is difficult to estimate the sensitivity of how potential changes in any one economic factor or input might affect the overall reserve because a wide variety of factors and inputs are considered in estimating the ACL and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Further, changes in factors and inputs may also be directionally inconsistent, such that improvement in one factor may offset deterioration in others.
Executive management reviews and advises on the adequacy of the ACL on loans and leases on a quarterly basis. Although the overall balance is determined based on specific portfolio segments and individually assessed assets, the entire balance is available to absorb credit losses for any of the loan and lease portfolios.
Additional information regarding the determination of the ACL on loans and leases, including Webster's valuation methodology, can be found in Part II under the section captioned "Allowance for Credit Losses" contained elsewhere in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk can be found in Part II under the section captioned "Asset/Liability Management and Market Risk" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and within Note 17: Derivative Financial Instruments in the Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Webster Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for credit losses for loans and leases evaluated on a collective basis
As discussed in Notes 1 and 5 to the consolidated financial statements, the Company’s total allowance for credit losses as of     December 31, 2021 was $301.2 million, of which $280.1 million related to the allowance for credit losses on loans and leases evaluated on a collective basis (the December 31, 2021 collective ACL). The December 31, 2021 collective ACL include the measure of expected credit losses on a collective (pooled) basis for those loans and leases that share similar risk characteristics. The Company’s collectively assessed loans and leases are segmented based on the commercial and consumer portfolios and expected losses are determined using models that follow a probability of default (PD), loss given default (LGD), and exposure at default (EAD) framework. The expected credit losses are the product of multiplying the Company’s estimates of PD, LGD, and individual loan level EAD on an undiscounted basis. The Company’s calculations of PD and LGD use predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, and credit risk ratings for commercial loans. Macroeconomic variables are used as inputs to the PD and LGD models and are selected based on the correlation of the variables to credit losses for each portfolio segment. The Company’s models incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis to its historical loss rates, evaluated over the historical observation period, for the remaining life of the loans and leases. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses and principal paydown (PPD). PPD is the combination of contractual repayments and voluntary prepayments. A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics which are not reflected or captured in the quantitative models but are likely to impact the measurement of estimated credit losses.
We identified the assessment of the December 31, 2021 collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate (1) the PD, LGD, EAD and their significant assumptions, including the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast period, the historical observation period, and credit risk ratings for commercial loans (2) qualitative adjustments and their significant assumptions related to credit concentration, nature and volume of portfolio growth, credit quality trends and economic considerations not reflected in the PD and LGD models and EAD method. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models and EAD method. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimates, including controls over the:
•evaluation of the collective ACL methodology
•evaluation of the PD and LGD models and EAD method
•identification and determination of the significant assumptions used in the PD and LGD models and EAD method
•evaluation of credit risk ratings for commercial loans
•evaluation of qualitative adjustments, including the significant assumptions
•performance monitoring of the PD and LGD models and EAD method
•analysis of the collective ACL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ACL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the PD and LGD models and EAD method by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic forecast scenario and underlying macroeconomic assumptions by comparing them to the Company’s business environment and relevant industry practices
•evaluating the length of the historical observation period and reasonable and supportable forecast periods by comparing them to specific portfolio risks characteristics and trends
•testing individual credit risk ratings for a selection of commercial loans by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral
•evaluating the methodology and assumptions used to develop the qualitative factors and the effect of those factors on the collective ACL compared with credit trends and identified limitations of the underlying quantitative models.
We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2021 collective ACL by evaluating the:
•cumulative results of the audit procedures
•potential bias in the accounting estimates.

/s/ KPMG LLP (185)
We have served as the Company's auditor since 2013.
Hartford, Connecticut
February 25, 2022

5WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2021	2020
Assets:
Cash and due from banks	$137,385	$193,501
Interest-bearing deposits	324,185	69,603
Investment securities available-for-sale, at fair value	4,234,854	3,326,776
Investment securities held-to-maturity, net of allowance for credit losses of $214 and $299	6,198,125	5,567,889
Federal Home Loan Bank and Federal Reserve Bank stock	71,836	77,594
Loans held for sale (valued under fair value option $4,694 and $14,000)	4,694	14,012
Loans and leases	22,271,729	21,641,215
Allowance for credit losses on loan and leases	(301,187)	(359,431)
Loans and leases, net	21,970,542	21,281,784
Deferred tax assets, net	109,405	81,286
Premises and equipment, net	204,557	226,743
Goodwill	538,373	538,373
Other intangible assets, net	17,869	22,383
Cash surrender value of life insurance policies	572,305	564,195
Accrued interest receivable and other assets	531,469	626,551
Total assets	$34,915,599	$32,590,690
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$7,060,488	$6,155,592
Interest-bearing	22,786,541	21,179,844
Total deposits	29,847,029	27,335,436
Securities sold under agreements to repurchase and other borrowings	674,896	995,355
Federal Home Loan Bank advances	10,997	133,164
Long-term debt	562,931	567,663
Operating lease liabilities	144,804	158,280
Accrued expenses and other liabilities	236,617	166,167
Total liabilities	31,477,274	29,356,065
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized - 3,000,000 shares;
Series F issued and outstanding (6,000 shares)	145,037	145,037
Common stock, $0.01 par value: Authorized - 200,000,000 shares;
Issued (93,686,311 shares)	937	937
Paid-in capital	1,108,594	1,109,532
Retained earnings	2,333,288	2,077,522
Treasury stock, at cost (3,102,690 and 3,487,389 shares)	(126,951)	(140,659)
Accumulated other comprehensive (loss) income, net of tax	(22,580)	42,256
Total shareholders' equity	3,438,325	3,234,625
Total liabilities and shareholders' equity	$34,915,599	$32,590,690
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2021	2020	2019
Interest Income:
Interest and fees on loans and leases	$762,713	$789,719	$924,693
Taxable interest and dividends on securities	159,001	189,683	207,294
Non-taxable interest on securities	20,884	21,878	21,869
Loans held for sale	246	769	727
Total interest income	942,844	1,002,049	1,154,583
Interest Expense:
Deposits	20,131	67,897	129,577
Securities sold under agreements to repurchase and other borrowings	3,040	5,941	17,953
Federal Home Loan Bank advances	1,708	18,767	31,399
Long-term debt	16,876	18,051	20,527
Total interest expense	41,755	110,656	199,456
Net interest income	901,089	891,393	955,127
(Benefit) provision for credit losses	(54,500)	137,750	37,800
Net interest income after (benefit) provision for credit losses	955,589	753,643	917,327
Non-interest Income:
Deposit service fees	162,710	156,032	168,022
Loan and lease related fees	36,658	29,127	31,327
Wealth and investment services	39,586	32,916	32,932
Mortgage banking activities	6,219	18,295	6,115
Increase in cash surrender value of life insurance policies	14,429	14,561	14,612
Gain on sale of investment securities, net	—	8	29
Other income	63,770	34,338	32,278
Total non-interest income	323,372	285,277	285,315
Non-interest Expense:
Compensation and benefits	419,989	428,391	395,402
Occupancy	55,346	71,029	57,181
Technology and equipment	112,831	112,273	105,283
Intangible assets amortization	4,513	4,160	3,847
Marketing	12,051	14,125	16,286
Professional and outside services	47,235	32,424	21,380
Deposit insurance	15,794	18,316	17,954
Other expense	77,341	78,228	98,617
Total non-interest expense	745,100	758,946	715,950
Income before income taxes	533,861	279,974	486,692
Income tax expense	124,997	59,353	103,969
Net income	408,864	220,621	382,723
Preferred stock dividends	(7,875)	(7,875)	(7,875)
Net income available to common shareholders	$400,989	$212,746	$374,848

Earnings per common share:
Basic	$4.43	$2.35	$4.07
Diluted	4.42	2.35	4.06
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2021	2020	2019
Net income	$408,864	$220,621	$382,723
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(62,888)	50,173	88,625
Derivative instruments	(13,848)	29,102	129
Defined benefit pension and postretirement benefit plans	11,900	(947)	5,826
Other comprehensive (loss) income, net of tax	(64,836)	78,328	94,580
Comprehensive income	$344,028	$298,949	$477,303
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2018	$145,037	$937	$1,114,394	$1,828,303	$(71,504)	$(130,652)	$2,886,515
Adoption of ASU No. 2016-02	—	—	—	(513)	—	—	(513)
Net income	—	—	—	382,723	—	—	382,723
Other comprehensive income, net of tax	—	—	—	—	—	94,580	94,580
Common stock dividends and equivalents $1.53 per share	—	—	—	(141,286)	—	—	(141,286)
Series F preferred stock dividends $1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Stock-based compensation	—	—	885	—	11,741	—	12,626
Exercise of stock options	—	—	(2,029)	—	2,648	—	619
Common shares acquired from stock compensation plan activity	—	—	—	—	(6,616)	—	(6,616)
Common stock repurchase program	—	—	—	—	(13,003)	—	(13,003)
Balance at December 31, 2019	145,037	937	1,113,250	2,061,352	(76,734)	(36,072)	3,207,770
Adoption of ASU No. 2016-13	—	—	—	(51,213)	—	—	(51,213)
Net income	—	—	—	220,621	—	—	220,621
Other comprehensive income, net of tax	—	—	—	—	—	78,328	78,328
Common stock dividends and equivalents $1.60 per share	—	—	—	(145,363)	—	—	(145,363)
Series F preferred stock dividends $1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Stock-based compensation	—	—	(3,524)	—	15,703	—	12,179
Exercise of stock options	—	—	(194)	—	434	—	240
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,506)	—	(3,506)
Common stock repurchase program	—	—	—	—	(76,556)	—	(76,556)
Balance at December 31, 2020	145,037	937	1,109,532	2,077,522	(140,659)	42,256	3,234,625
Net income	—	—	—	408,864	—	—	408,864
Other comprehensive (loss), net of tax	—	—	—	—	—	(64,836)	(64,836)
Common stock dividends and equivalents $1.60 per share	—	—	—	(145,223)	—	—	(145,223)
Series F preferred stock dividends $1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Stock-based compensation	—	—	4,235	—	9,427	—	13,662
Exercise of stock options	—	—	(5,173)	—	8,665	—	3,492
Common shares acquired from stock compensation plan activity	—	—	—	—	(4,384)	—	(4,384)
Balance at December 31, 2021	$145,037	$937	$1,108,594	$2,333,288	$(126,951)	$(22,580)	$3,438,325
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2021	2020	2019
Operating Activities:
Net income	$408,864	$220,621	$382,723
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for credit losses	(54,500)	137,750	37,800
Deferred income tax (benefit) expense	(4,998)	(31,236)	927
Stock-based compensation expense	13,662	12,179	12,626
Depreciation and amortization of property and equipment and intangible assets	35,913	36,616	37,507
Amortization and accretion of net discounts on earnings assets and borrowings	133,069	75,929	49,731
Amortization of low-income housing tax credit investments	3,918	5,286	3,249
Amortization of mortgage servicing assets	5,593	6,562	7,318
Reduction of ROU lease assets	22,781	27,868	2,479
Net (gain) on sale and write-downs of foreclosed properties and repossessed assets	(744)	(1,938)	(729)
Net (gain) loss on sale and write-downs of property and equipment	(1,236)	1,105	1,340
Net (gain) on sale of investment securities	—	(8)	(29)
Originations of loans held for sale	(235,066)	(449,803)	(240,305)
Proceeds from sale of loans held for sale	247,634	486,341	216,239
Net (gain) on mortgage banking activities	(5,912)	(15,305)	(4,031)
Net (gain) on sale of loans not originated for sale	(3,862)	(301)	(667)
(Increase) in cash surrender value of life insurance policies	(14,429)	(14,561)	(14,612)
(Gain) from life insurance policies	(4,402)	(1,219)	(4,933)
Net decrease (increase) in derivative contract assets and liabilities	173,506	(118,336)	(123,752)
Net (increase) decrease in accrued interest receivable and other assets	(69,263)	11,120	(35,774)
Net increase (decrease) in accrued expenses and other liabilities	38,064	(8,121)	(23,257)
Net cash provided by operating activities	688,592	380,549	303,850
Investing Activities:
Purchases of available-for-sale securities	(1,957,562)	(990,904)	(549,541)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	935,621	627,577	556,283
Proceeds from sale of available-for-sale securities	—	8,963	70,087
Purchases of held-to-maturity securities	(1,968,133)	(1,297,535)	(1,571,604)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	1,288,140	983,864	573,703
Net decrease in Federal Home Loan Bank and Federal Reserve Bank stock	5,758	71,452	240
Alternative investments (capital calls), net of distributions	(11,361)	(12,244)	(6,065)
Net (increase) in loans	(773,443)	(1,681,947)	(1,642,501)
Proceeds from sale of loans not originated for sale	82,187	9,197	20,931
Proceeds from sale of foreclosed properties and repossessed assets	1,998	11,497	11,562
Proceeds from sale of property and equipment	3,221	866	—
Additions to property and equipment	(16,589)	(21,280)	(25,717)
Proceeds from life insurance policies	5,074	1,885	12,866
Net cash (used for) investing activities	(2,405,089)	(2,288,609)	(2,549,756)
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2021	2020	2019
Financing Activities:
Net increase in deposits	2,511,163	4,006,319	1,465,377
Proceeds from Federal Home Loan Bank advances	180,470	3,850,000	9,200,000
Repayments of Federal Home Loan Bank advances	(302,637)	(5,665,312)	(9,078,332)
Net (decrease) increase in securities sold under agreements to repurchase and other borrowings	(320,459)	(45,076)	458,557
Proceeds from the issuance of long-term debt	—	—	300,000
Debt issuance costs	—	—	(3,642)
Dividends paid to common shareholders	(144,807)	(144,965)	(140,783)
Dividends paid to preferred shareholders	(7,875)	(7,875)	(7,875)
Exercise of stock options	3,492	240	619
Common stock repurchase program	—	(76,556)	(13,003)
Common shares acquired related to stock compensation plan activity	(4,384)	(3,506)	(6,616)
Net cash provided by financing activities	1,914,963	1,913,269	2,174,302
Net increase (decrease) in cash and cash equivalents	198,466	5,209	(71,604)
Cash and cash equivalents at beginning of year	263,104	257,895	329,499
Cash and cash equivalents at end of year	$461,570	$263,104	$257,895

Supplemental disclosure of cash flow information:
Interest paid	$42,151	$118,123	$197,200
Income taxes paid	112,587	94,072	110,057
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$1,757	$5,394	$10,440
Transfer of loans from portfolio to loans held for sale	78,316	8,578	16,609
Deposits assumed	—	4,657	—
ROU lease assets recorded upon adoption of ASU No. 2016-02	—	—	157,234
Lessee operating lease liabilities recorded upon adoption of ASU No. 2016-02	—	—	178,802
See accompanying Notes to Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. Webster Bank is the principal consolidated subsidiary of Webster Financial Corporation. Webster Bank, and its HSA Bank division, deliver a wide range of banking, investment, and financial services to individuals, families, and businesses. Webster Bank serves consumer and business customers with mortgage lending, financial planning, trust, and investment services through a distribution network consisting of banking centers, ATMs, a customer care center, and a full range of web and mobile-based banking services throughout the northeastern U.S from New York to Massachusetts. It also offers equipment financing, commercial real estate lending, asset-based lending, and treasury and payment solutions, primarily in the eastern U.S. HSA Bank is a leading provider of HSAs, and also delivers health reimbursement arrangements, and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP, and include the accounts of Webster Financial Corporation and all other entities in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Assets that the Company holds or manages in a fiduciary or agency capacity for customers, referred to as assets under administration or assets under management, are not included on the accompanying Consolidated Balance Sheets.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications did not have a significant impact on the Company's consolidated financial statements.
Principles of Consolidation
The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the consolidated group were a single economic entity. In accordance with the applicable accounting guidance for consolidations, the consolidated financial statements include any voting interest entity (VOE) in which the Company has a controlling financial interest and any variable interest entity (VIE) for which the Company is deemed to be the primary beneficiary. The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the non-controlling shareholders do not hold any substantive participating or controlling rights. The Company evaluates VIEs to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE, and will consolidate the VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance, and (ii) an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. The Company accounts for unconsolidated partnerships and certain other investments using the equity method of accounting if it has the ability to significantly influence the operating and financial policies of the investee. This is generally presumed to exist when the Company owns between 20% and 50% of a corporation, or when it has greater than 3% to 5% interest in a limited partnership or similarly structured entity. Additional information regarding consolidated and unconsolidated VIEs can be found within Note 2: Variable Interest Entities.
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash and due from banks and interest-bearing deposits. Cash equivalents have a maturity of three months or less.
Cash and due from banks includes cash on hand, certain deposits at the FRB of Boston, and cash due from banks. Restricted cash related to Federal Reserve System requirements and cash collateral received on derivative positions are included in cash and due from banks.
Interest-bearing deposits includes deposits at the FRB of Boston in excess of reserve requirements, if any, and federal funds sold to other financial institutions. Federal funds sold essentially represents an uncollateralized loan. Therefore, the Company regularly evaluates the credit risk associated with the other financial institutions to ensure that Webster does not become exposed to any significant credit risk on these cash equivalents.

Investments in Debt Securities
Debt security transactions are recognized on the trade date, which is the date the order to buy or sell the security is executed. Investments in debt securities are classified as available-for-sale or held-to-maturity at the time of purchase. Any classification change subsequent to the trade date is reviewed for compliance with corporate objectives and accounting policies.
Debt securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded as a component of other comprehensive income (OCI) or other comprehensive loss (OCL). If a debt security is transferred from available-for-sale to held-to-maturity, it is recorded at fair value at the time of transfer and any respective gain or loss would be recorded as a separate component of OCI or OCL and amortized as an adjustment to interest income over the remaining life of the security. Debt securities classified as available-for-sale are reviewed for credit losses when the fair value of a security falls below the amortized cost basis and the decline is evaluated to determine if any portion is attributable to credit loss. The decline in fair value attributable to credit loss is recorded directly to earnings, with a corresponding allowance for credit loss, limited to the amount that fair value is less than the amortized cost. If the credit quality subsequently improves, previously recorded allowance amounts may be reversed. An available-for-sale debt security will be placed on non-accrual status if collection of principal and interest in accordance with contractual terms is doubtful. When the Company intends to sell an impaired available-for-sale debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis, the entire fair value adjustment will immediately be recognized in earnings through non-interest income. The gain or loss on sale is calculated using the carrying value plus any related accumulated OCI or OCL balance associated with the securities sold.
Debt securities classified as held-to-maturity are those in which Webster has the ability and intent to hold to maturity. Debt securities classified as held-to-maturity are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense are recognized as interest income using the effective interest method, with consideration given to prepayment assumptions on mortgage backed securities. Premiums are amortized to the earliest call date for debt securities purchased at a premium, with explicit, non-contingent call features and are callable at a fixed price and preset date. Debt securities classified as held-to-maturity are reviewed for credit losses under the CECL model with an allowance recorded on the balance sheet for expected lifetime credit losses. The ACL is calculated on a pooled basis using statistical models which include forecasted scenarios of future economic conditions. Forecasts revert to long-run loss rates implicitly through the economic scenario, generally over three years. If the risk for a particular security no longer matches the collective assessment pool, it is removed and individually assessed for credit deterioration. The non-accrual policy for held-to-maturity debt securities is the same as for available-for-sale debt securities.
A zero credit loss assumption is maintained for U.S. Treasuries and agency-backed securities in both the available-for-sale and held-to-maturity portfolios, as applicable. This assumption is subject to quarterly review to ensure it remains appropriate. Additional information regarding investments in debt securities can be found within Note 4: Investment Securities.
Investments in Equity Securities
The Company’s accounting treatment for unconsolidated equity investments differs for those with and without readily determinable fair values. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in non-interest income. For equity investments without readily determinable fair values, the Company elected the measurement alternative, and therefore carries these investments at cost, less impairment, if any, plus or minus changes in observable prices. Certain equity investments that do not have a readily available fair value may qualify for net asset value (NAV) measurement based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. On a quarterly basis, the Company reviews its equity investments without readily determinable fair values for impairment. If the equity investment is considered impaired, an impairment loss equal to the amount by which the carrying value exceeds its fair value is recorded through a charge to earnings. The impairment loss may be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at a higher amount than the carrying amount that was established when the impairment was recognized. Impairments, as well as upward or downward adjustments resulting from observable price changes in orderly transactions for identical or similar investments, are included in non-interest income.
Equity investments in entities that finance affordable housing and other community development projects provide a return primarily through the realization of tax benefits. The Company applies the proportional amortization method to account for its investments in qualified affordable housing projects.
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock
Webster Bank is a member of the FHLB and the Federal Reserve System, and is required to maintain an investment in capital stock of both the FHLB and FRB. Based on redemption provisions, FHLB and FRB stock has no quoted market value and is carried at cost. Membership stock is reviewed for impairment if economic circumstances would warrant review.

Loans Held for Sale
Loans that are classified as held for sale at the time of origination are accounted for under the fair value option. Loans not originated for sale but subsequently transferred to held for sale are valued at the lower of cost or fair value and are valued on an individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of other non-interest income. Gains or losses on the sale of loans held for sale are recorded either as part of mortgage banking activities or other income. Cash flows from the sale of loans that were originated sale are presented as operating cash flows. Cash flows from the sale of loans originated for investment then subsequently transferred to held for sale are presented as investing cash flows. Additional information regarding mortgage banking activities and loans sold can be found within Note 6: Transfers and Servicing of Financial Assets.
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
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales, primarily to government-sponsored enterprises through established programs, commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing, the Company’s continuing involvement with financial assets sold is minimal, and generally is limited to market customary representation and warranty clauses covering certain characteristics of the mortgage loans sold and the Company's origination process. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any other assets obtained or liabilities incurred in exchange for the transferred assets.
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. Servicing assets and any other interests held by the Company are recorded at fair value upon transfer, and subsequently carried at the lower of cost or fair value. Additional information regarding transfers of financial assets and mortgage servicing assets can be found within Note 6: Transfers and Servicing of Financial Assets.
Loans and Leases
Loans and leases are stated at the principal amount outstanding, net of amounts charged off, unearned income, unamortized premiums and discounts, and deferred loan and lease fees or costs, which are recognized as yield adjustments using the interest method. These yield adjustments are amortized over the contractual life of the related loans and leases and are adjusted for prepayments, as applicable. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Cash flows from loans and leases are presented as investing cash flows.
Non-accrual Loans
Loans and leases are placed on non-accrual status when collection of principal and interest in accordance with contractual terms is doubtful, which generally occurs when principal or interest payments become 90 days delinquent unless the loan or lease is well secured and in the process of collection, or sooner if circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. Residential real estate loans, excluding loans fully insured against loss and in the process of collection, and consumer loans, are placed on non-accrual status at 90 days past due, or at the date when the Company is notified that the borrower is discharged in bankruptcy. Commercial non-mortgage, asset-based, commercial real estate, and equipment finance loans and leases are subject to a detailed review when they reach 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan or lease on non-accrual status.
When loans and leases are placed on non-accrual status, the accrual of interest is discontinued, and any unpaid accrued interest is reversed and charged against interest income. If ultimate repayment of a non-accrual loan or lease is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment is not expected on commercial non-mortgage, asset-based, commercial real estate, and equipment finance loans and leases, any payment received on a non-accrual loan or lease is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income when received. If the Company determines, through a current valuation analysis, that principal can be recovered on residential real estate and consumer loans, interest payments are taken into income as received on a cash basis.

Loans are generally removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under contractual terms, and in the opinion of management, are fully collectible as to principal and interest. Pursuant to regulatory guidance, a loan discharged under Chapter 7 of the U.S. bankruptcy code is removed from non-accrual status when the bank expects full repayment of the remaining pre-discharged contractual principal and interest, and had at least six consecutive months of current payments. Additional information regarding non-accrual loans and leases can be found within Note 5: Loans and Leases.
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases is a contra-asset account that offsets the amortized cost basis of loans and leases for the credit losses that are expected to occur over the life of the asset. The ACL is established through a provision charged to expense. Executive management reviews and advises on the adequacy of the allowance, which is maintained at a level that management deems sufficient to be sufficient to cover expected credit losses within the loan and lease portfolios. The Company has elected to present accrued interest receivable separately from the amortized cost basis on the consolidated balance sheets and does not estimate an ACL on accrued interest as policies are in place to ensure timely write-offs and non-accruals.
The ACL on loans and leases is determined using the CECL model, whereby an expected lifetime credit loss is recognized at the origination or purchase of an asset, including those acquired through a business combination, which is then reassessed at each reporting date over the contractual life of the asset. Generally, expected credit losses are determined through a pooled, collective assessment of loans and leases with similar risk characteristics. However, if the risk characteristics of a loan or lease change such that it no longer matches that of the collectively assessed pool, it is removed from the population and individually assessed for credit losses. The total ACL on loans and leases recorded by management represents the aggregated estimated credit loss determined through both the collective and individual assessments.
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on product type, credit quality, risk ratings, and/or collateral types within its commercial and consumer portfolios, and expected losses are determined using a Probability of Default (PD), Loss Given Default (LGD), and Exposure at Default (EAD) framework. Expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. The Company’s PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, and credit risk ratings.
The Company employs a dual grade credit risk grading system for estimating the PD and the LGD for its commercial portfolio. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of loss. Grades (1) to (6) are considered pass ratings, and grades (7) to (10) are considered criticized, as defined by the regulatory agencies. A (7) "Special Mention" rating has s potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. A (8) "Substandard" rating has a well-defined weakness that jeopardizes the full repayment of the debt. A (9) "Doubtful" rating has all of the same weaknesses as a substandard asset with the added characteristic that the weakness makes collection or liquidation in full given current facts, conditions, and values improbable. Assets classified as a (10) "Loss" rating are considered uncollectible and charged off. Risk ratings, which are assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrower's current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information or other loan factors on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.
For its consumer portfolio, the Company considers factors such as past due status, updated FICO scores, employment status, collateral, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans, as credit quality indicators. For portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for home equity and residential first mortgage lending products on an ongoing basis. The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. Real estate price data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.

The Company’s models incorporate a single economic forecast scenario and macroeconomic assumptions over a two year reasonable and supportable forecast period. After the reasonable and supportable forecast period, the credit loss model gradually reverts to historical loss rates for the remaining life of the loans and leases on a straight-line basis over a one year reversion period. Historical loss rates are based on approximately 10 years of recently available data and are updated annually. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of a similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses and principal paydowns (the combination of contractual repayments and voluntary prepayments). A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics that are not reflected or captured in the quantitative models, but are likely to impact the measurement of estimated credit losses.
Macroeconomic variables are used as inputs to the loss models and are selected based on the correlation of the variables to credit losses for each class of financing receivable as follows: the commercial model uses unemployment, gross domestic product, and retail sales (for commercial unfunded); the residential model uses the Case-Shiller Home Price Index; the home equity loan and line of credit models use interest rate spreads between U.S. Treasuries and corporate bonds and, in addition, the home equity loan model also uses the Federal Housing Finance Agency Home Price Index; and the personal loan and credit line models use the Case-Shiller Home Price Index and Federal Housing Finance Agency Home Price Index. There were no changes to the macroeconomic variables used in the loss models in the current year. Forecasted economic scenarios are sourced from a third party. Data from the baseline forecast scenario is used as the input to the modeled loss calculation. Changes in forecasts of macroeconomic variables will impact expectations of lifetime credit losses calculated by the loss models. However, the impact of changes in macroeconomic forecasts may be different for each portfolio and will reflect the credit quality and nature of the underlying assets at that time.
To further refine the expected loss estimate, qualitative factors are used reflecting consideration of credit concentration, credit quality trends, the quality of internal loan reviews, the nature and volume of portfolio growth, staffing levels, underwriting exceptions, and other economic considerations that are not reflected in the base loss model. Management may apply additional qualitative adjustments to reflect other relevant facts and circumstances that impact expected credit losses. These economic and qualitative inputs are used to forecast expected losses over the reasonable and supportable forecast period.
In addition to the above considerations, the ACL calculation includes expectations of prepayments and recoveries. Extensions, renewals, and modifications are not included in the collective assessment. However, if there is a reasonable expectation of a TDR, the loan is removed from the collective assessment pool and is individually assessed.
Individually Assessed Loans and Leases. When loans and leases no longer match the risk characteristics of the collectively assessed pool, they are removed from the collectively assessed population and individually assessed for credit losses. Generally, all non-accrual loans, TDRs, potential TDRs, loans with a charge-off, and collateral dependent loans where the borrower is experiencing financial difficulty, are individually assessed.
Individual assessment for collateral dependent commercial loans facing financial difficulty is based on the fair value of the collateral less estimated cost to sell, the present value of the expected cash flows from the operation of the collateral, or a scenario weighted approach of both of these methods. If a loan is not collateral dependent, the individual assessment is based on a discounted cash flow approach. For collateral dependent commercial loans and leases, Webster's process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods. Fair value of the collateral for commercial loans is reevaluated quarterly. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified individual reviews these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
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
A fair value shortfall relative to the amortized cost balance is reflected as a valuation allowance within the ACL on loans and leases. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, an additional allowance may be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases. If the credit quality subsequently improves, the allowance is reversed up to a maximum of the previously recorded credit losses. Any individually assessed loan for which no specific valuation allowance is necessary is the result of either sufficient cash flow or sufficient collateral coverage relative to the amortized cost. Additional information regarding the ACL on loans and leases can be found within Note 5: Loans and Leases.

Before the adoption of CECL on January 1, 2020, the allowance for loan and lease losses (ALLL) was determined under the ALLL incurred loss model, which reflected management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the related balance sheet date. The ALLL consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans and leases; (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) qualitative factors determined based on general economic conditions and other factors that may be internal or external to the Company. The reserve level reflects management’s view of trends in losses, portfolio quality, and economic, political, and regulatory conditions. While management utilized its best judgment based on the information available at the time, the ultimate adequacy of the allowance was dependent upon a variety of factors that were beyond the Company’s control, which included the performance its portfolio, economic conditions, interest rate sensitivity, and other external factors.
The process for estimating probable losses under the ALLL approach was based on predictive models that measured the current risk profile of the loan and lease portfolio and combined the measurement with other quantitative and qualitative factors. To measure credit risk for the commercial, commercial real estate, and equipment financing portfolios, the Company employed a dual grade credit risk grading system for estimating the PD and the LGD. The credit risk grade system under the ALLL model is the same as described under the CECL approach. For the Company's consumer portfolio, credit risk factors are also consistent with the factors used in the CECL approach. Back-testing was performed to compare original estimated losses and actual observed losses, resulting in ongoing refinements. The balance resulting from this process, together with specific valuation allowances, determined the overall reserve level.
Charge-off of Uncollectible Loans
Any loan may be charged-off if a loss confirming event has occurred or if there is a period of extended delinquency. Loss confirming events usually involve the receipt of specific adverse information about the borrower and may include bankruptcy when unsecured, foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan when the collateral is the sole source of repayment. The Company generally will charge-off commercial loans when it is determined that the specific loan or a portion thereof is uncollectible. This determination is based on facts and circumstances of the individual loan and normally includes considering the viability of the related business, the value of any collateral, the ability and willingness of any guarantors to perform, and the overall financial condition of the borrower. The Company generally will charge-off residential real estate loans to the estimated fair value of its collateral, net of selling costs, when becoming 180 days past due.
Allowance for Credit Losses on Unfunded Loan Commitments
The ACL on unfunded loan commitments provides for potential exposure inherent with funding the unused portion of legal commitments to lend that are not unconditionally cancellable by the Company. Accounting for unfunded loan commitments follows the CECL model. The calculation of the allowance includes the probability of funding to occur and a corresponding estimate of expected lifetime credit losses on amounts assumed to be funded. Loss calculation factors are consistent with the ACL methodology for funded loans using the PD and LGD applied to the underlying borrower risk and facility grades, a draw down factor applied to utilization rates, relevant forecast information, and management's qualitative factors. The ACL on unfunded credit commitments is included within accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets and the related credit expense is reported as a component of other non-interest expense on the accompanying Consolidated Statements of Income. Additional information regarding the ACL on unfunded loan commitments can be found within Note 23: Commitments and Contingencies.
Troubled Debt Restructurings
A modified loan is considered a TDR when the following two conditions are met: (i) the borrower is experiencing financial difficulty, and (ii) the modification constitutes a concession. The Company considers all aspects of the restructuring in determining whether a concession has been granted, including the borrower's ability to access funds at a market rate. In general, a concession exists when the modified terms of the loan are more attractive to the borrower than standard market terms. Modified terms are dependent upon the financial position and needs of the individual borrower. The most common types of modifications include covenant modifications and forbearance. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell, if management considers that loss potential likely exists.

The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis when determining whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. TDRs are individually assessed loans and reported as TDRs for the remaining life of the loan. TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through a fiscal year-end, and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement. Additional information regarding TDRs can be found within Note 5: Loans and Leases.
Foreclosed and Repossessed Assets
Real estate acquired through foreclosure or completion of a deed in lieu of foreclosure and other assets acquired through repossession are recorded at fair value less estimated cost to sell at the date of transfer. Subsequent to the acquisition date, the foreclosed and repossessed assets are carried at the lower of cost or fair value less estimated selling costs and are included within other assets on the accompanying Consolidated Balance Sheets. Independent appraisals generally are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. Upon transfer to other real estate owned (OREO), the excess of the loan balance over fair value less cost to sell is charged off against the ACL. Subsequent write-downs in value, maintenance costs as incurred, and gains or losses upon sale are charged to non-interest expense on the accompanying Consolidated Statements of Income.
Property and Equipment
Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets, as illustrated in the following table. If shorter, leasehold improvements are amortized over the terms of the respective leases.

	Minimum		Maximum
Building and Improvements	5	-	40	years
Leasehold improvements	5	-	20	years
Fixtures and equipment	5	-	10	years
Data processing and software	3	-	7	years
Repairs and maintenance costs are expensed as incurred, while significant improvements are capitalized. Property and equipment that is actively marketed for sale is reclassified to assets held for disposition. The cost and accumulated depreciation and amortization of property and equipment that is sold, retired, or otherwise disposed of, is eliminated from accounts and any resulting gain or loss is recorded as non-interest income or non-interest expense, respectively, on the accompanying Consolidated Statements of Income Additional information regarding property and equipment can be found within Note 7: Premises and Equipment.
Leasing
A ROU asset and corresponding lease liability are recognized at the lease commencement date when the Company is a lessee. ROU lease assets are included in premises and equipment on the accompanying Consolidated Balance Sheets. A ROU asset reflects the present value of the future minimum lease payments adjusted for any initial direct costs, incentives, or other payments prior to the lease commencement date. A lease liability represents a legal obligation to make lease payments and is determined by the present value of the future minimum lease payments, discounted using the rate implicit in the lease or the Company’s incremental borrowing rate. Variable lease payments that are dependent on an index or rate are initially measured using the index or rate at the commencement date and are included in the measurement of the lease liability. Renewal options are not included as part of the ROU asset or lease liability unless the option is deemed reasonably certain to exercise.
For real estate leases, lease components and non-lease components are accounted for as a single lease component. For equipment leases, lease and non-lease components are accounted for separately. Operating lease expense is comprised of operating lease costs and variable lease costs, net of sublease income, and is reflected as part of occupancy within non-interest expense on the accompanying Consolidated Statements of Income. Operating lease expense is recorded on a straight-line basis. Additional information regarding the Company's lessee arrangements can be found within Note 8: Leasing.
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

Goodwill may be evaluated for impairment by performing a qualitative assessment. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, or, if for any other reason the Company determines to it be appropriate, then a quantitative assessment will be performed. The quantitative assessment process utilizes an income and market approach to arrive at an indicated fair value range for the reporting units. The fair value calculated for each reporting unit is compared to its carrying amount, including goodwill, to ascertain if goodwill impairment exists. If the fair value exceeds the carrying amount, including goodwill for a reporting unit, it is not considered impaired. If the fair value is below the carrying amount, including goodwill for a reporting unit, then an impairment charge is recognized for the amount by which the carrying amount exceeds the calculated fair value, up to but not exceeding the amount of goodwill allocated to the reporting unit. The resulting amount is charged to non-interest expense on the accompanying Consolidated Statements of Income.
The Company completed a qualitative assessment for its reporting units during its most recent annual impairment review. Based on this qualitative assessment, the Company determined that there was no evidence of impairment to the balance of its goodwill. Additional information regarding goodwill can be found within Note 9: Goodwill and Other Intangible Assets.
Other Intangible Assets
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because it is capable of being sold or exchanged either separately or in combination with a related contract, asset, or liability. Other intangible assets with finite useful lives, such as core deposits and customer relationships, are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable. Additional information regarding other intangible assets can be found within Note 9: Goodwill and Other Intangible Assets.
Cash Surrender Value of Life Insurance
Bank-owned life insurance represents the cash surrender value of life insurance policies on certain current and former employees of Webster. Cash surrender value increases and decreases are recorded in non-interest income. Death benefit proceeds in excess of the cash surrender value are recorded in other non-interest income upon the death of the insured.
Securities Sold Under Agreements to Repurchase
These agreements are accounted for as secured financing transactions since Webster maintains effective control over the transferred investment securities and the transfer meets the other criteria for such treatment. Obligations to repurchase the sold investment securities are reflected as a liability on the accompanying Consolidated Balance Sheets. The investment securities sold with agreement to repurchase to wholesale dealers are transferred to a custodial account for the benefit of the dealer or to the bank with whom each transaction is executed. The dealers or banks may sell, loan, or otherwise hypothecate such securities to other parties in the normal course of their operations and agree to resell to Webster the same securities at the maturity date of the agreements. Webster also enters into repurchase agreements with Bank customers. The investment securities sold with agreement to repurchase to Bank customers are not transferred, but internally pledged to the repurchase agreement transaction. Additional information regarding securities sold under agreements to repurchase can be found within Note 12: Borrowings.
Revenue From Contracts With Customers
Revenue from contracts with customers comprises non-interest income earned in exchange for services provided to customers and is recognized either when services are completed or as they are rendered. These revenue streams include deposit service fees, wealth and investment services, and an insignificant portion of other non-interest income on the accompanying Consolidated Statements of Income. The Company identifies the performance obligations included in its contracts with customers, determines the transaction price, allocates the transaction price to the performance obligations, as applicable, and recognizes revenue when the performance obligations are satisfied. Services provided over a period of time are generally transferred to customers evenly over the term of the contracts, and revenue is recognized evenly over the period the services are provided. Contract assets are included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. Payment terms vary by services offered, and generally the time between the completion of performance obligations and receipt of payment is not significant. Additional information regarding contracts with customers can be found within Note 22: Revenue from Contracts with Customers.

Share-Based Compensation
Webster maintains stock compensation plans in which restricted stock, restricted stock units, non-qualified stock options, incentive stock options, or stock appreciation rights may be granted to employees and directors. Share awards are issued from available treasury shares. Stock compensation expense is recognized over the required service vesting period for each award based on the grant-date fair value, net of estimated forfeitures (which is adjusted for actual forfeitures when they occur), and is included as a component of compensation and benefits on the accompanying Consolidated Statements of Income. Share awards are generally subject to a 3-year vesting period, while certain conditions provide for a 1-year vesting period. For restricted stock and restricted stock unit awards, fair value is measured using the closing price of Webster's common stock at the grant date. For certain performance-based restricted stock awards, fair value is measured using the Monte Carlo valuation methodology, which provides for the 3-year performance period. These awards ultimately vest in a range from 0% to 150% of the target number of shares under the grant. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition. Stock option awards use the Black-Scholes Option-Pricing Model to measure fair value at the grant date. Excess tax benefits or tax deficiencies results when tax return deductions differ from recognized compensation cost determined using the grant-date fair value approach for financial statement purposes. Dividends are paid on time-based shares upon grant and are non-forfeitable, while dividends are accrued on performance-based awards and paid with the vested shares when the performance target is met. Additional information regarding share-based compensation can be found within Note 20: Share-Based Plans.
Income Taxes
Income tax expense (benefit) is comprised of two components, current and deferred. The current component represents income taxes payable or refundable for the current period based on applicable tax laws, and the deferred component represents the tax effects of temporary differences between amounts recognized for financial accounting and tax purposes. DTAs and deferred tax liabilities (DTLs) reflect the tax effects of such differences that are anticipated to result in taxable or deductible amounts in the future when the temporary differences reverse. DTAs are recognized if it is more likely than not that they will be realized, and may be reduced by a valuation allowance if it is more likely than not that all or some portion will not be realized.
Uncertain tax positions that meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority based on knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management judgment. Webster recognizes interest and penalties on uncertain tax positions and interest on refundable income taxes as a component of income tax expense and other non-interest income, respectively, on the accompanying Consolidated Statements of Income. Additional information regarding income taxes can be found within Note 10: Income Taxes.
Earnings per Common Share
Earnings per common share is calculated under the two-class method. Basic earnings per common share is computed by dividing earnings applicable to common shareholders by the weighted-average number of common shares outstanding, excluding outstanding participating securities, during the pertinent period. Certain unvested restricted stock awards are considered participating securities as they have non-forfeitable rights to dividends. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of shares resulting from stock compensation and warrants for common stock using the treasury stock method. A reconciliation between the weighted-average common shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share can be found within Note 16: Earnings Per Common Share.
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in shareholders’ equity during the period, except those resulting from transactions with shareholders. Comprehensive income consists of net income and the after-tax effect of the following items: changes in net unrealized gain (loss) on securities available-for-sale, changes in net unrealized gain (loss) on derivative instruments, and changes in net actuarial gain (loss) related to defined benefit pension and other postretirement benefit plans. Comprehensive income is reported on the accompanying Consolidated Statements of Shareholders' Equity and the accompanying Consolidated Statements of Comprehensive Income. Additional information regarding comprehensive income can be found within Note 14: Accumulated Other Comprehensive (Loss) Income, Net of Tax.

Derivative Instruments and Hedging Activities
Derivatives are recognized at fair value and are included in accrued interest receivable and other assets and accrued expenses and other liabilities, as applicable, on the accompanying Consolidated Balance Sheets. The value of exchange-traded contracts is based on quoted market prices whereas non-exchange traded contracts are valued based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques in which the determination of fair value may require management judgment or estimation. Cash flows from derivative financial instruments are included in net cash provided by operating activities on the accompanying Consolidated Statements of Cash Flows.
Derivatives Designated in Hedge Relationships. The Company uses derivatives to hedge exposures or to modify interest rate characteristics for certain balance sheet accounts under its interest rate risk management strategy. The Company designates derivatives in qualifying hedge relationships as fair value or cash flow hedges for accounting purposes. Derivative financial instruments receive hedge accounting treatment if they are qualified and properly designated as a hedge, and remain highly effective in offsetting changes in the fair value or cash flows attributable to the risk being hedged, both at hedge inception and on an ongoing basis throughout the life of the hedge. Quarterly prospective and retrospective assessments are performed to ensure hedging relationships continue to be highly effective. If a hedge relationship is no longer highly effective, hedge accounting would be discontinued.
The change in fair value on a derivative that is designated and qualifies as a fair value hedge, as well as the offsetting change in fair value on the hedged item attributable to the risk being hedged, is recognized in earnings. The gain or loss on a derivative that is designated and qualifies as a cash flow hedge is initially recorded as a component of accumulated other comprehensive loss, net of tax (AOCL), and either subsequently reclassified to interest income as hedged interest payments are received or to interest expense as hedged interest payments are made during the same period in which the hedged transaction affects earnings.
Derivatives Not Designated in Hedge Relationships. The Company also enters into derivative transactions that are not designated in hedge relationships. Derivative financial instruments not designated in hedge relationships are recorded at fair value with changes in fair value recognized in other non-interest income on the accompanying Consolidated Statements of Income.
Offsetting Assets and Liabilities. The Company presents derivative assets and derivative liabilities with the same counterparty and the related variation margin of cash collateral on a net basis on the accompanying Consolidated Balance Sheets. Cash collateral relating to initial margin is included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. Securities collateral is not offset. The Company clears all dealer eligible contracts through the Chicago Mercantile Exchange (CME) and has elected to record non-cleared derivative positions subject to a legally enforceable master netting agreement on a net basis. Additional information regarding derivatives can be found within Note 17: Derivative Financial Instruments.
Fair Value Measurements
The Company measures many of its assets and liabilities on a fair value basis in accordance with Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is used to measure certain assets and liabilities on a recurring basis when fair value is the primary basis of accounting, and on a non-recurring basis when evaluating assets or liabilities for impairment. Additional information regarding the Company's policies and methodology used to measure fair value can be found within Note 18: Fair Value Measurements.
Employee Retirement Benefit Plans
Webster Bank sponsors a defined contribution postretirement benefit plan offering traditional 401(k) and Roth 401(k) options to employees who have attained age 21 beginning 90 days after hire. Expenses to maintain the plan, as well as employer matching contributions, are charged to compensation and benefits on the accompanying Consolidated Statements of Income.
Webster Bank had offered a qualified noncontributory defined benefit pension plan and a non-qualified supplemental executive retirement plan (SERP) to eligible employees and key executives who met certain age and service requirements. Both the pension plan and the SERP were frozen effective December 31, 2007. Pension contributions are funded in accordance with the requirements of the Employee Retirement Income Security Act. Webster Bank also provides for other post-employment medical and life insurance benefits (OPEB) to certain retired employees. Net periodic benefit costs, which are based upon actuarial computations of current and future benefits for eligible employees, are charged to other non-interest expense on the accompanying Consolidated Statements of Income. The funded status of the plans' is recorded as an asset when over-funded or a liability when under-funded. Additional information regarding the defined benefit pension and postretirement benefit plans can be found within Note 19: Retirement Benefit Plans.

Recently Adopted Accounting Standards Updates (ASUs)
Effective January 1, 2021, the following new accounting guidance was adopted by the Company:
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
Accounting Standards Issued but not yet Adopted
The Company has adopted all applicable ASUs issued by the FASB as of December 31, 2021.

Note 2: Variable Interest Entities
Webster has an investment interest in the following entities that each meet the definition of a variable interest entity.
Consolidated
Rabbi Trust. The Company established a Rabbi Trust to satisfy its obligations due under the Deferred Compensation Plan for Directors and Officers and to mitigate expense volatility. The funding of the Rabbi Trust and the discontinuation of the Deferred Compensation Plan for Directors and Officers occurred during 2012.
Investments held in the Rabbi Trust consist primarily of mutual funds that invest in equity and fixed income securities. Webster is considered the primary beneficiary of the Rabbi Trust as it has the power to direct the activities of the Rabbi Trust that most significantly impact its economic performance and it has the obligation to absorb losses and/or right to receive benefits of the Rabbi Trust that could potentially be significant.
The Rabbi Trust's assets and the Company's deferred compensation plan obligation are included in accrued interest receivable and other assets and accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets. Investment earnings, including appreciation (depreciation) in fair value, and changes in the deferred compensation obligation, are included in other non-interest income and compensation and benefits, respectively, on the accompanying Consolidated Statements of Income. Information regarding the fair value of investments held in the Rabbi Trust can be found within Note 18: Fair Value Measurements.
Non-Consolidated
Tax Credit Finance Investments. Webster makes non-marketable equity investments in entities that sponsor affordable housing and other community development projects that qualify for the Low Income Housing Tax Credit Program pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is not only to assist the Bank in meeting its responsibilities under the CRA, but also to provide a return, primarily through the realization of tax benefits. While Webster's investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as the Company is not the primary beneficiary. Webster has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance and the Company does not have the obligation to absorb losses and/or right to receive benefits. Webster applies the proportional amortization method to subsequently measure its investments in qualified affordable housing projects.
At December 31, 2021 and 2020, the aggregate carrying value of Webster's tax credit finance investments was $43.4 million and $37.2 million, respectively, which is included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets, and represents the Company's maximum exposure to loss. At December 31, 2021 and 2020, unfunded commitments of $11.1 million and $10.2 million were recognized, respectively, and are included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. During the years ended December 31, 2021 and 2019, Webster approved additional commitments of $10.1 million and $17.2 million, respectively, to fund tax credit finance investments. There were no such commitments approved during the year ended December 31, 2020.
Webster Statutory Trust. Webster owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The Company is not the primary beneficiary of Webster Statutory Trust. Webster Statutory Trust's only assets are junior subordinated debentures that issued are issued by the Company, which were acquired using the proceeds from the issuance of trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt on the accompanying Consolidated Balance Sheets, and the related interest expense is reported as interest expense on long-term debt on the accompanying Consolidated Statements of Income. Additional information regarding these junior subordinated debentures can be found within Note 12: Borrowings.
Other Non-Marketable Investments. Webster invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. At December 31, 2021 and 2020, the aggregate carrying value of Webster's other non-marketable investments was $61.5 million and $34.3 million, respectively, and its maximum exposure to loss, including unfunded commitments, was $95.9 million and $72.7 million, respectively. Information regarding the fair value other non-marketable investments can be found within Note 18: Fair Value Measurements.
Webster's equity interests in Other Non-Marketable Investments, as well as in Tax Credit-Finance Investments and Webster Statutory Trust, are included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. Information regarding the Company's accounting policy for its consolidation of variable interest entities can be found under the section captioned "Principles of Consolidation" within Note 1: Summary of Significant Accounting Policies.

Note 3: Business Developments
Merger with Sterling Bancorp
Effective January 31, 2022, Webster completed its previously announced merger with Sterling pursuant to an Agreement and Plan of Merger dated as of April 18, 2021. Pursuant to the merger agreement, Sterling merged with and into Webster, with Webster continuing as the surviving corporation. Following the merger, on February 1, 2022, Sterling National Bank, a wholly-owned subsidiary of Sterling, merged with and into Webster Bank, with Webster Bank continuing as the surviving bank. Sterling was a full-service regional bank headquartered in Pearl River, New York, that primarily served the Greater New York metropolitan area. The merger expanded Webster's geographic footprint and combined two complementary organizations to create one of the largest commercial banks in the Northeast U.S.
At the effective time of the merger, each share of Sterling common stock outstanding, other than certain shares held by Webster and Sterling, was converted into the right to receive a fixed 0.4630 share of Webster common stock. In connection with the completion of the merger and in accordance with the merger agreement, the number of authorized shares of Webster common stock was increased from 200.0 million shares to 400.0 million shares as of January 31, 2022.
In addition, at the effective time of the merger, each outstanding share of Sterling 6.50% Series A Non-Cumulative Perpetual Preferred Stock was converted into the right to receive one share of newly created Webster 6.50% Series G Non-Cumulative Perpetual Preferred Stock, having substantially the same terms. Webster registered and issued 135,000 depositary shares on January 31, 2022, each representing 1/40th interest in a share of 6.50% Series G Non-Cumulative Preferred Perpetual Stock, par value $0.01 per share, with a liquidation preference equal to $1,000 per share (equivalent to $25 per depositary share) (Series G Preferred Stock). The Series G Preferred Stock ranks on parity with Webster's 5.25% Series F Non-Cumulative Preferred Perpetual Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share) (Series F Preferred Stock), and senior to Webster common stock, with respect to the payment of dividends and distributions upon the liquidation, dissolution, or winding-up of Webster. Additional information regarding Webster's Series F Preferred Stock can be found within Note 13: Shareholders' Equity.
Further, certain equity awards granted under Sterling's equity compensation plans were converted into a corresponding award with respect to Webster common stock, generally subject to the same terms and conditions, with the number of shares underlying such awards adjusted based on the 0.4630 fixed exchange ratio. Additional information regarding Webster's equity compensation plans can be found within Note 20: Share-Based Plans.
Webster also assumed Sterling's long-term obligations with respect to $274.0 million in aggregate principal amount of 4.00% fixed-to-floating rate subordinated notes due 2029 issued by Sterling on December 16, 2019, and $225.0 million in aggregate principal amount of 3.875% fixed-to-floating rate subordinated notes due 2030 issued by Sterling on October 30, 2020.
The transaction will be accounted for as a business combination. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on their fair values as of the merger effective date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to change. Given the close proximity between the transaction closing date and Webster’s Annual Report on Form 10-K, the preliminary purchase price allocation has not yet been completed. Management expects to complete the initial accounting for its merger with Sterling, including the purchase price allocation, later in the first quarter of 2022. As a result, the estimated fair values of the assets acquired and liabilities assumed, the valuation techniques and inputs used to measure and develop the fair values, and any goodwill recorded will be disclosed in Webster’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, along with supplemental pro forma financial information as if the merger with Sterling had occurred as of January 1, 2020.
During the year ended December 31, 2021, Webster incurred merger-related expenses totaling $37.5 million, which consisted primarily of professional fees for investment banking, legal, and consulting, and employee severance and retention costs. Merger-related expenses are recorded as either professional and outside services, or other non-interest expense on the accompanying Consolidated Statements of Income.
Bend Financial, Inc. Acquisition
On February 18, 2022, Webster acquired 100% of the equity interests of Bend, a cloud-based platform solution provider for HSAs, in exchange for cash. The acquisition accelerates Webster’s efforts underway to deliver enhanced user experiences at HSA Bank. The transaction will be accounted for as a business combination and the assets acquired and liabilities assumed will be reported at fair value. Webster plans to complete the initial purchase price allocation in the first quarter of 2022, which is not expected to have a material impact on the Company's consolidated financial statements.

Strategic Initiatives
During the fourth quarter of 2020, Webster launched a strategic plan to drive incremental revenue and cost savings measures across the organization through the consolidation of banking centers and corporate facilities, process automation, ancillary spend reduction, and other organizational actions.
Costs incurred related to the execution of these strategic initiatives consisted of the following for the years ended December 31:

	Years ended December 31,
(In thousands)	2021	2020
Severance and other benefits	$(1,562)	$17,860
Professional fees and other related charges	8,569	10,788
ROU lease asset impairment	1,198	11,954
Other (1)	(1,037)	2,055
Total strategic initiatives costs	$7,168	$42,657
(1)Other includes accelerated depreciation and operating lease costs for all periods presented, gain on sale of banking centers and early lease terminations in 2021, and write-downs of property and equipment in 2020.
Severance and other benefits costs are recorded as compensation and benefits, ROU lease asset impairment charges are recorded as occupancy, professional fees and other related charges are recorded as either occupancy or professional and outside services, and other is recorded as either occupancy, technology and equipment, or other non-interest expense on the accompanying Consolidated Statements of Income.
The following table summarizes the changes in accrued expenses and other liabilities associated with these strategic initiatives:

	Year ended December 31, 2021
(In thousands)	Severance and other benefits	Professional fees and other related charges	Total
Balance at December 31, 2019	$—	$—	$—
Additions charged to expense	17,860	10,788	28,648
Cash payments	(185)	(8,668)	(8,853)
Balance at December 31, 2020	$17,675	$2,120	$19,795
Additions charged to expense	2,340	8,569	10,909
Adjustments (1)	(3,902)	—	(3,902)
Cash payments	(10,994)	(8,962)	(19,956)
Balance at December 31, 2021	$5,119	$1,727	$6,846

(1)Changes in employee retention assumptions during the third quarter of 2021 resulted in a release of the Company's previously recorded severance accrual.

Note 4: Investment Securities
Available-for-Sale
The following table summarizes the amortized cost and fair value of available-for-sale debt securities by major type:

	At December 31, 2021
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (2)
U.S. Treasury notes	$398,664	$—	$(1,698)	$396,966
Agency CMO	88,109	2,326	(51)	90,384
Agency MBS	1,568,293	36,130	(11,020)	1,593,403
Agency CMBS	1,248,548	2,537	(18,544)	1,232,541
CMBS	887,640	506	(1,883)	886,263
CLO	21,860	—	(13)	21,847
Corporate debt	14,583	—	(1,133)	13,450
Available-for-sale debt securities	$4,227,697	$41,499	$(34,342)	$4,234,854

	At December 31, 2020
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (2)
Agency CMO	$148,711	$6,000	$(98)	$154,613
Agency MBS	1,389,100	68,598	(289)	1,457,409
Agency CMBS	1,092,430	26,317	(1,514)	1,117,233
CMBS	512,759	1,082	(5,823)	508,018
CLO	76,693	—	(310)	76,383
Corporate debt	14,557	—	(1,437)	13,120
Available-for-sale debt securities	$3,234,250	$101,997	$(9,471)	$3,326,776
(1)Accrued interest receivable of $7.5 million at both December 31, 2021 and 2020 is excluded from amortized cost and is reported within accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.
(2)Fair value represents net carrying value. No ACL has been recorded on available-for-sale debt securities at December 31, 2021 and 2020, as the securities held are high credit quality and investment grade.
Unrealized Losses
The following table summarizes the gross unrealized losses and fair value of available-for-sale debt securities by length of time each major security type has been in a continuous unrealized loss position and for which an ACL has not been recorded:

	At December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$396,966	$(1,698)	$—	$—	8	$396,966	$(1,698)
Agency CMO	7,895	(51)	—	—	2	7,895	(51)
Agency MBS	506,602	(7,354)	110,687	(3,666)	70	617,289	(11,020)
Agency CMBS	632,213	(6,163)	335,480	(12,381)	28	967,693	(18,544)
CMBS	724,762	(1,744)	81,253	(139)	50	806,015	(1,883)
CLO	—	—	21,848	(13)	1	21,848	(13)
Corporate debt	4,203	(76)	9,247	(1,057)	3	13,450	(1,133)
Available-for-sale debt securities in unrealized loss position	$2,272,641	$(17,086)	$558,515	$(17,256)	162	$2,831,156	$(34,342)

	At December 31, 2020
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
Agency CMO	$13,137	$(49)	$5,944	$(49)	5	$19,081	$(98)
Agency MBS	33,742	(219)	4,561	(70)	30	38,303	(289)
Agency CMBS	376,330	(1,514)	—	—	8	376,330	(1,514)
CMBS	409,591	(5,486)	23,167	(337)	38	432,758	(5,823)
CLO	57,728	(265)	18,655	(45)	4	76,383	(310)
Corporate debt	4,100	(166)	9,020	(1,271)	3	13,120	(1,437)
Available-for-sale debt securities in unrealized loss position	$894,628	$(7,699)	$61,347	$(1,772)	88	$955,975	$(9,471)

Available-for-sale debt securities in a continuous unrealized loss position have been assessed for impairment. Since the Company does not intend to sell nor will it be required to sell these securities prior to their anticipated recovery, and as the securities are investment grade, management concluded that no impairment is required. The increase in unrealized losses from 2020 to 2021 is primarily due to portfolio activity and higher market rates. Market prices will approach par as the securities approach maturity. There were no available-for-sale debt securities in non-accrual status at December 31, 2021 and 2020.
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity:

	At December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$—	$—
After 1 year through 5 years	401,668	400,037
After 5 years through 10 years	113,288	113,260
After 10 years	3,712,741	3,721,557
Available-for-sale debt securities	$4,227,697	$4,234,854
Available-for-sale debt securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Sales of Available-for Sale Debt Securities
There were no sales of available-for-sale debt securities during the year ended December 31, 2021. During the year ended December 31, 2020, the Company sold available-for-sale debt securities for cash proceeds of $9.0 million, which resulted in gross realized gains of $8 thousand. During the year ended December 31, 2019, the Company sold available-for-sale debt securities for cash proceeds of $70.1 million, which resulted in gross realized gains of $773 thousand and gross realized losses of $744 thousand ($29 thousand net gain on sale).

Held-to-Maturity
The following table summarizes the amortized cost, fair value, and ACL of held-to-maturity debt securities by major type:

	At December 31, 2021
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$42,405	$655	$(25)	$43,035	$—	$42,405
Agency MBS	2,901,593	71,444	(11,788)	2,961,249	—	2,901,593
Agency CMBS	2,378,475	11,202	(43,844)	2,345,833	—	2,378,475
Municipal bonds and notes	705,918	51,572	—	757,490	214	705,704
CMBS	169,948	3,381	—	173,329	—	169,948
Held-to-maturity debt securities	$6,198,339	$138,254	$(55,657)	$6,280,936	$214	$6,198,125

	At December 31, 2020
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$91,622	$1,785	$(241)	$93,166	$—	$91,622
Agency MBS	2,419,751	137,863	(84)	2,557,530	—	2,419,751
Agency CMBS	2,101,227	60,484	(2,213)	2,159,498	—	2,101,227
Municipal bonds and notes	739,507	60,371	(3)	799,875	299	739,208
CMBS	216,081	9,214	—	225,295	—	216,081
Held-to-maturity debt securities	$5,568,188	$269,717	$(2,541)	$5,835,364	$299	$5,567,889
(1)Accrued interest receivable of $21.2 million and $22.1 million at December 31, 2021 and December 31, 2020, respectively, is excluded from amortized cost and is reported within accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.
An ACL on held-to-maturity debt securities is recorded for certain municipal bonds and notes to account for expected lifetime credit losses. Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity, and are either explicitly or implicitly guaranteed and therefore, assumed to be zero loss. Held-to-maturity debt securities with gross unrealized losses and no ACL are considered to be of high credit quality and therefore, zero credit loss is recorded as of December 31, 2021. The current period unrealized loss position of certain Agency CMBS is primarily attributed to the changing interest rate environment.
The following table summarizes the activity in the ACL on held-to-maturity debt securities:

	Years ended December 31,
(In thousands)	2021	2020
Balance, beginning of period (1)	$299	$—
Adoption of CECL	—	397
(Benefit) for credit losses	(85)	(98)
Balance, end of period	$214	$299
(1)The Company adopted CECL on January 1, 2020. The prior period beginning balance did not have an allowance recorded under the applicable GAAP for that period.
Contractual Maturities
The table summarizes the amortized cost and fair value of held-to-maturity debt securities by contractual maturity:

	At December 31, 2021
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$180	$180
After 1 year through 5 years	7,425	7,712
After 5 years through 10 years	292,727	304,190
After 10 years	5,898,007	5,968,854
Held-to-maturity debt securities	$6,198,339	$6,280,936
Held-to-maturity debt securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.

Credit Quality Information
The Company monitors the credit quality of held-to-maturity debt securities through credit ratings provided by Standard & Poor's Rating Services (S&P), Moody's Investor Services (Moody's), Fitch Ratings Inc., Kroll Bond Rating Agency, and DBRS Inc. Credit ratings express opinions about the credit quality of a debt security, and are updated at each quarter end. Investment grade debt securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, debt securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade debt securities. There were no speculative grade held-to-maturity debt securities at December 31, 2021 and 2020. Held-to-maturity debt securities that are not rated are collateralized with U.S. Treasury obligations.
The following table summarizes the amortized cost basis of held-to-maturity debt securities based on their lowest credit rating made publicly available:

	At December 31, 2021
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMOs	$—	$42,405	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,901,593	—	—	—	—	—	—	—
Agency CMBS	—	2,378,475	—	—	—	—	—	—	—
Municipal bonds and notes	207,426	119,804	227,106	104,232	35,878	8,260	—	95	3,117
CMBS	169,948	—	—	—	—	—	—	—	—
Held-to-maturity debt securities	$377,374	$5,442,277	$227,106	$104,232	$35,878	$8,260	$—	$95	$3,117

	At December 31, 2020
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMOs	$—	$91,622	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,419,751	—	—	—	—	—	—	—
Agency CMBS	—	2,101,227	—	—	—	—	—	—	—
Municipal bonds and notes	209,376	165,056	201,081	115,619	33,264	8,475	2,066	190	4,380
CMBS	216,081	—	—	—	—	—	—	—	—
Held-to-maturity debt securities	$425,457	$4,777,656	$201,081	$115,619	$33,264	$8,475	$2,066	$190	$4,380

At December 31, 2021 and 2020, there were no held-to-maturity debt securities past due under the terms of their agreements or in non-accrual status.
Other Information
At December 31, 2021, Webster had callable CMBS, collateralized loan obligation securities (CLO), corporate debt, and municipal bonds and notes with an aggregate carrying value of $1.6 billion. The Company considers this prepayment risk in the evaluation of its interest rate risk profile.
Available-for-sale and held-to-maturity debt securities with carrying values of $1.8 billion and $3.1 billion, respectively, at December 31, 2021, and $1.3 billion and $2.6 billion, respectively, at December 31, 2020, were pledged to secure public funds, trust deposits, repurchase agreements, and other purposes, as required or permitted by law.

Note 5: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

	At December 31,
(In thousands)	2021	2020
Commercial non-mortgage	$6,882,480	$7,085,076
Asset-based	1,067,248	890,598
Commercial real estate	6,603,180	6,322,637
Equipment financing	627,058	602,224
Commercial portfolio	15,179,966	14,900,535
Residential	5,412,905	4,782,016
Home equity	1,593,559	1,802,865
Other consumer	85,299	155,799
Consumer portfolio	7,091,763	6,740,680
Loans and leases	$22,271,729	$21,641,215
The carrying amount of loans and leases includes net unamortized deferred costs/(fees) and net unamortized discounts/(premiums) of $12.3 million and $(10.5) million at December 31, 2021 and 2020, respectively. The net change from 2020 to 2021 is primarily attributed to increased deferred fees in 2020 due to PPP loans. Accrued interest receivable of $50.7 million and $57.8 million at December 31, 2021 and 2020, respectively, is excluded from the carrying amount of loans and leases and is reported within accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. At December 31, 2021, Webster had pledged $7.8 billion of eligible loans as collateral to support its borrowing capacity at both the FHLB of Boston and the FRB of Boston.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	At December 31, 2021
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$3,729	$4,524	$1,977	$59,607	$69,837	$6,812,643	$6,882,480
Asset-based	—	—	—	2,086	2,086	1,065,162	1,067,248
Commercial real estate	508	417	519	5,046	6,490	6,596,690	6,603,180
Equipment financing	1,034	—	—	3,728	4,762	622,296	627,058
Commercial portfolio	5,271	4,941	2,496	70,467	83,175	15,096,791	15,179,966
Residential	3,212	368	—	15,747	19,327	5,393,578	5,412,905
Home equity	3,467	1,600	—	23,489	28,556	1,565,003	1,593,559
Other consumer	379	181	—	224	784	84,515	85,299
Consumer portfolio	7,058	2,149	—	39,460	48,667	7,043,096	7,091,763
Total	$12,329	$7,090	$2,496	$109,927	$131,842	$22,139,887	$22,271,729

	At December 31, 2020
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$612	$903	$445	$64,073	$66,033	$7,019,043	$7,085,076
Asset-based	1,174	—	—	2,594	3,768	886,830	890,598
Commercial real estate	2,400	619	—	21,231	24,250	6,298,387	6,322,637
Equipment financing	5,107	2,308	—	7,299	14,714	587,510	602,224
Commercial portfolio	9,293	3,830	445	95,197	108,765	14,791,770	14,900,535
Residential	4,334	6,330	—	41,081	51,745	4,730,271	4,782,016
Home equity	5,500	1,771	—	31,030	38,301	1,764,564	1,802,865
Other consumer	878	601	—	652	2,131	153,668	155,799
Consumer portfolio	10,712	8,702	—	72,763	92,177	6,648,503	6,740,680
Total	$20,005	$12,532	$445	$167,960	$200,942	$21,440,273	$21,641,215

The following table provides additional information on non-accrual loans and leases:

	At December 31,
	2021		2020
(In thousands)	Non-accrual	Non-accrual With No Allowance	Non-accrual	Non-accrual With No Allowance
Commercial non-mortgage	$59,607	$4,802	$64,073	$16,985
Asset-based	2,086	2,086	2,594	—
Commercial real estate	5,046	4,310	21,231	15,529
Equipment financing	3,728	—	7,299	2,983
Commercial portfolio	70,467	11,198	95,197	35,497
Residential	15,747	10,584	41,081	29,843
Home equity	23,489	18,920	31,030	24,091
Other consumer	224	2	652	2
Consumer portfolio	39,460	29,506	72,763	53,936
Total	$109,927	$40,704	$167,960	$89,433
Interest on non-accrual loans that would have been recognized as additional interest income had the loans been current in accordance with their original terms totaled $11.0 million, $9.7 million, and $11.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Allowance for Credit Losses on Loans and Leases
The following tables summarize the change in the ACL on loans and leases by portfolio segment:

	At or for the Years ended December 31,
	2021			2020			2019
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Beginning balance	$312,244	$47,187	$359,431	$161,669	$47,427	$209,096	$164,073	$48,280	$212,353
Adoption of CECL	—	—	—	34,024	23,544	57,568	—	—	—
(Benefit) provision	(48,651)	(5,764)	(54,415)	156,336	(18,488)	137,848	29,174	8,626	37,800
Charge-offs	(9,437)	(9,217)	(18,654)	(42,925)	(12,408)	(55,333)	(33,327)	(19,153)	(52,480)
Recoveries	3,721	11,104	14,825	3,140	7,112	10,252	1,749	9,674	11,423
Ending balance	$257,877	$43,310	$301,187	$312,244	$47,187	$359,431	$161,669	$47,427	$209,096
Individually assessed ACL	16,965	4,108	21,073	11,687	4,450	16,137	9,428	4,821	14,249
Collectively assessed ACL	$240,912	$39,202	$280,114	$300,557	$42,737	$343,294	$152,241	$42,606	$194,847
The $58.2 million decrease in the ACL on loans and leases from 2020 to 2021 is primarily due to improvements in the forecasted economic outlook and favorable credit trends, which were negatively affected by the emergence of the COVID-19 pandemic in 2020 and resulted in a release of reserves in 2021, partially offset by reserves on newly originated loans and leases.
Credit Quality Indicators
To measure credit risk for the commercial portfolio, the Company employs a dual grade credit risk grading system for estimating the PD and LGD. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of loss. Grades (1) to (6) are considered pass ratings, and grades (7) to (10) are considered criticized, as defined by the regulatory agencies. A (7) "Special Mention" rating has a potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. A (8) "Substandard" rating has a well-defined weakness that jeopardizes the full repayment of the debt. A (9) "Doubtful" rating has all of the same weaknesses as a substandard asset with the added characteristic that the weakness makes collection or liquidation in full given current facts, conditions, and values improbable. Assets classified as a (10) "Loss" rating are considered uncollectible and are charged-off. Risk ratings, which are assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrower's current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information or other loan factors on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$2,270,320	$1,179,620	$757,343	$581,633	$292,637	$275,789	$1,182,562	$6,539,904
Special mention	14,216	22,892	37,877	15,575	9,721	15,399	27,808	143,488
Substandard	3,660	46,887	30,437	69,963	5,255	19,483	23,403	199,088
Commercial non-mortgage	2,288,196	1,249,399	825,657	667,171	307,613	310,671	1,233,773	6,882,480
Asset-based:
Pass	7,609	19,141	12,810	13,456	6,113	25,850	920,496	1,005,475
Special mention	—	—	—	675	—	—	59,012	59,687
Substandard	—	—	2,086	—	—	—	—	2,086
Asset-based	7,609	19,141	14,896	14,131	6,113	25,850	979,508	1,067,248
Commercial real estate:
Pass	1,375,306	869,144	1,331,236	916,868	401,718	1,339,942	55,610	6,289,824
Special mention	95	3,084	—	119,676	51,536	79,096	—	253,487
Substandard	—	482	227	7,306	13,874	37,980	—	59,869
Commercial real estate	1,375,401	872,710	1,331,463	1,043,850	467,128	1,457,018	55,610	6,603,180
Equipment financing:
Pass	231,762	188,031	93,547	41,276	14,864	32,588	—	602,068
Special mention	—	108	2,229	3,341	—	600	—	6,278
Substandard	—	8,388	4,756	2,612	332	2,624	—	18,712
Equipment financing	231,762	196,527	100,532	47,229	15,196	35,812	—	627,058
Total commercial portfolio	$3,902,968	$2,337,777	$2,272,548	$1,772,381	$796,050	$1,829,351	$2,268,891	$15,179,966

	At December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$2,771,373	$1,052,080	$907,110	$481,321	$231,280	$218,001	$936,592	$6,597,757
Special mention	32,535	33,969	62,034	435	8,357	13,757	38,496	189,583
Substandard	54,716	51,798	66,324	36,159	15,535	23,957	49,084	297,573
Doubtful	—	—	—	163	—	—	—	163
Commercial non-mortgage	2,858,624	1,137,847	1,035,468	518,078	255,172	255,715	1,024,172	7,085,076
Asset-based:
Pass	26,344	15,960	23,123	11,333	10,963	16,484	741,336	845,543
Special mention	—	—	775	—	—	—	41,687	42,462
Substandard	—	2,504	—	—	—	—	89	2,593
Asset-based	26,344	18,464	23,898	11,333	10,963	16,484	783,112	890,598
Commercial real estate:
Pass	965,582	1,461,201	1,242,322	527,931	554,630	1,165,331	28,113	5,945,110
Special mention	27	10,385	70,704	37,539	35,617	69,832	—	224,104
Substandard	817	1,132	21,923	73,621	2,962	52,968	—	153,423
Commercial real estate	966,426	1,472,718	1,334,949	639,091	593,209	1,288,131	28,113	6,322,637
Equipment financing:
Pass	249,370	135,263	68,092	26,433	43,469	22,879	—	545,506
Special mention	7,934	11,043	6,981	1,220	1,577	788	—	29,543
Substandard	7,483	6,169	5,749	2,460	4,743	571	—	27,175
Equipment financing	264,787	152,475	80,822	30,113	49,789	24,238	—	602,224
Total commercial portfolio	$4,116,181	$2,781,504	$2,475,137	$1,198,615	$909,133	$1,584,568	$1,835,397	$14,900,535

To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk and a higher FICO score is indicative of lower credit risk. FICO scores are updated at least on a quarterly basis.
The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$590,238	$428,118	$161,664	$35,502	$105,198	$735,517	$—	$2,056,237
740-799	1,083,608	421,380	154,960	32,172	95,662	456,722	—	2,244,504
670-739	374,460	135,146	73,499	25,099	34,550	227,863	—	870,617
580-669	38,644	13,782	9,348	3,056	9,000	71,811	—	145,641
579 and below	9,478	1,051	49,252	390	2,519	33,216	—	95,906
Residential	2,096,428	999,477	448,723	96,219	246,929	1,525,129	—	5,412,905
Home equity:
800+	35,678	30,157	9,591	16,347	11,068	58,189	463,334	624,364
740-799	42,430	22,030	9,413	13,317	7,711	33,777	409,518	538,196
670-739	17,493	9,162	5,889	8,220	5,802	31,160	233,744	311,470
580-669	1,773	1,397	1,298	1,066	1,329	15,042	66,361	88,266
579 and below	380	446	725	1,060	434	5,666	22,552	31,263
Home equity	97,754	63,192	26,916	40,010	26,344	143,834	1,195,509	1,593,559
Other consumer:
800+	463	1,343	2,398	916	231	118	10,160	15,629
740-799	2,588	5,408	8,303	2,985	379	77	9,528	29,268
670-739	1,061	7,034	13,602	3,859	607	412	5,644	32,219
580-669	256	1,083	2,550	735	216	211	1,267	6,318
579 and below	147	87	215	159	40	21	1,196	1,865
Other consumer	4,515	14,955	27,068	8,654	1,473	839	27,795	85,299
Total consumer portfolio	2,198,697	1,077,624	502,707	144,883	274,746	1,669,802	1,223,304	7,091,763

	At December 31, 2020
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$360,336	$283,755	$61,048	$178,849	$268,044	$805,537	$—	$1,957,569
740-799	654,973	288,173	58,249	133,416	176,286	492,720	—	1,803,817
670-739	199,329	118,620	39,125	75,375	76,666	248,268	—	757,383
580-669	17,151	19,389	8,884	11,843	12,225	96,333	—	165,825
579 and below	—	36,498	673	3,278	3,179	53,794	—	97,422
Residential	1,231,789	746,435	167,979	402,761	536,400	1,696,652	—	4,782,016
Home equity:
800+	30,604	16,567	25,205	14,439	17,192	59,956	542,600	706,563
740-799	34,797	13,565	19,715	11,073	12,839	43,802	434,271	570,062
670-739	13,753	8,855	10,761	10,206	7,318	44,025	275,691	370,609
580-669	1,708	2,172	2,660	2,234	2,316	16,680	86,126	113,896
579 and below	129	919	880	1,070	1,073	7,163	30,501	41,735
Home equity	80,991	42,078	59,221	39,022	40,738	171,626	1,369,189	1,802,865
Other consumer:
800+	2,827	5,725	2,610	658	115	190	7,171	19,296
740-799	12,317	21,036	8,925	1,493	457	263	5,119	49,610
670-739	14,761	31,952	11,843	2,284	665	228	8,403	70,136
580-669	2,344	5,419	2,360	793	194	124	1,570	12,804
579 and below	608	982	500	183	37	215	1,428	3,953
Other consumer	32,857	65,114	26,238	5,411	1,468	1,020	23,691	155,799
Total consumer portfolio	1,345,637	853,627	253,438	447,194	578,606	1,869,298	1,392,880	6,740,680

Collateral Dependent Loans and Leases
A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected to be provided through the operation or sale of collateral. At December 31, 2021 and 2020, the carrying amount of collateral dependent commercial loans and leases totaled $16.6 million and $42.1 million, respectively, and the carrying amount of collateral dependent consumer loans totaled $34.9 million and $60.8 million, respectively. Commercial non-mortgage, asset-based, and equipment financing loans and leases are generally secured by machinery and equipment, inventories, receivables, or other non-real estate assets, whereas commercial real estate, residential, home equity, and other consumer loans are secured by real estate. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At December 31, 2021 and 2020, the collateral value on collateral dependent loans and leases totaled $86.0 million and $150.3 million, respectively.
Troubled Debt Restructurings
The following table summarizes information related to TDRs:

	At December 31,
(Dollars in thousands)	2021	2020
Accrual status	$110,625	$140,089
Non-accrual status	52,719	95,338
Total TDRs	$163,344	$235,427

Additional funds committed to borrowers in TDR status	$5,975	$12,895
Specific reserves for TDRs included in the ACL on loans and leases:
Commercial portfolio	$9,017	$8,657
Consumer portfolio	3,745	4,071
The respective portions of commercial and consumer TDRs deemed to be uncollectible and charged-off were $3.0 million and $0.4 million during the year ended December 31, 2021, $17.6 million and $0.8 million during the year ended December 31, 2020, and $20.3 million and $1.5 million during the year ended December 31, 2019.
The following table summarizes loans and leases modified as TDRs by class and modification type:

	Years ended December 31,
	2021		2020		2019
	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
(Dollars in thousands)
Commercial non-mortgage
Extended maturity	8	$605	11	$1,070	15	$2,413
Adjusted interest rate	—	—	1	96	2	112
Maturity/rate combined	9	352	7	607	11	673
Other (2)	12	14,160	24	40,128	28	65,186
Commercial real estate
Extended maturity	1	183	1	72	3	8,356
Maturity/rate combined	—	—	2	377	—	—
Other (2)	1	1,582	3	306	3	4,816
Residential
Extended maturity	1	99	3	485	7	1,327
Maturity/rate combined	2	401	10	1,133	15	2,241
Other (2)	3	280	26	4,215	8	1,001
Home equity
Extended maturity	85	1,809	3	188	6	599
Maturity/rate combined	6	1,025	5	334	4	140
Other (2)	22	1,481	96	6,680	34	1,907
Total TDRs	150	$21,977	192	$55,691	136	$88,771
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs due to restructurings was not significant.
(2)Other includes covenant modifications, forbearance, discharges under Chapter 7 bankruptcy, or other concessions.
For the years ended December 31, 2021 and 2019, there were no significant loans and leases modified as TDRs within the previous 12 months and for which there was a payment default. For the year ended December 31, 2020, there were 4 commercial non-mortgage loans and leases that were modified as TDRs within the previous 12 months and for which there was a payment default with an aggregated amortized cost of $12.4 million.

Note 6: Transfers and Servicing of Financial Assets
Webster originates and sells residential mortgage loans in the normal course of business, primarily to government-sponsored entities through established programs and securitizations. Residential mortgage origination fees, adjustments for changes in fair value, and any gain or loss recognized on loans sold are included in mortgage banking activities on the accompanying Consolidated Statements of Income.
The following table provides information related to mortgage banking activities:

	Years ended December 31,
(In thousands)	2021	2020	2019
Proceeds from sale	$247,634	$486,341	$216,239
Loans sold with servicing rights retained	237,834	464,736	199,114

Net gain on sale	$5,192	$15,305	$4,031
Ancillary fees	1,440	3,230	1,614
Fair value option adjustment	(413)	(240)	470
Under certain circumstances, Webster may decide to sell loans that were not originated with the intent to sell. During the years ended December 31, 2021, 2020, and 2019, the Company sold commercial and consumer loans not originated for sale for cash proceeds of $82.2 million, $9.2 million, and $20.9 million, respectively, which resulted in net gains on sale of $3.9 million, $0.3 million, and $0.7 million, respectively.
In addition, Webster may retain servicing rights on its residential mortgage loans sold in the normal course of business. At December 31, 2021 and 2020, the aggregate principal balance of residential mortgage loans serviced for others totaled $2.0 billion and $2.3 billion, respectively. Mortgage servicing assets are held at the lower of cost, net of accumulated amortization, or fair market value, and are included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. The Company assesses mortgage servicing assets for impairment each quarter and establishes or adjusts the valuation allowance to the extent that amortized cost exceeds the estimated fair market value.
The following table presents the change in the carrying amount for mortgage servicing assets:

	Years ended December 31,
(In thousands)	2021	2020	2019
Beginning balance	$13,422	$17,484	$21,215
Additions	2,053	4,373	3,587
Amortization	(5,593)	(6,562)	(7,318)
Adjustment to valuation allowance	(645)	(1,873)	—
Ending balance	$9,237	$13,422	$17,484
Loan servicing fees, net of mortgage servicing assets amortization and adjustments to the valuation allowance, were $1.7 million, $1.5 million, and $1.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in loan and lease related fees on the accompanying Consolidated Statements of Income. Information regarding the fair value of loans held for sale and mortgage servicing assets can be found within Note 18: Fair Value Measurements.
As provided for in its sales agreements, the Company may be required to repurchase a loan in the event of certain breaches in representations and warranties on the underlying loans sold, or in the event the borrower defaults within 90 days of sale. Webster records a reserve for loan repurchases within accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets to provide for any potential losses that may be incurred through repurchasing a loan in connection with its mortgage banking activities. The reserve comprises both existing and anticipated loan repurchase requests, as well as specific reserves for current identifiable losses and estimated recoveries on any underlying collateral. The provision recorded at the time of sale is netted against the gain or loss recognized in mortgage banking activities, whereas any incremental provision subsequently recorded is included in other non-interest expense on the accompanying Consolidated Statements of Income.
The following table summarizes the activity in the reserve for loan repurchases:

	Years ended December 31,
(In thousands)	2021	2020	2019
Beginning balance	$747	$508	$674
Provision	73	141	1,865
Repurchased loans and settlements (charged-off) recovered, net	(72)	98	(2,031)
Ending balance	$748	$747	$508
(1)The increased provision and corresponding charge-off in 2019 was related to a discrete legal settlement in connection with previously sold loans.

Note 7: Premises and Equipment
The following table summarizes the components of premises and equipment:

	At December 31,
(In thousands)	2021	2020
Land	$9,436	$9,436
Buildings and improvements	67,501	70,195
Leasehold improvements	65,606	71,332
Fixtures and equipment	64,890	73,730
Data processing and software	105,516	270,780
Property and equipment	312,949	495,473
Less: Accumulated depreciation and amortization	(228,318)	(396,211)
Property and equipment, net	84,631	99,262
ROU lease assets, net	119,926	127,481
Premises and equipment, net	$204,557	$226,743
Depreciation and amortization of property and equipment was $31.4 million, $32.5 million, and $33.7 million for the years ended December 31, 2021, 2020, and 2019, respectively, and is included in occupancy and technology and equipment expense on the accompanying Consolidated Statements of Income.
Additional information regarding ROU lease assets can be found within Note 8: Leasing.
The following table summarizes activity in assets held for disposition:

	Years ended December 31,
(In thousands)	2021	2020
Beginning balance	$2,654	$—
Transfers (to) from property and equipment	(38)	2,654
Sales	(2,126)	—
Ending balance	$490	$2,654
There was no significant activity in assets held for disposition during 2019. Assets held for disposition is included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.

Note 8: Leasing
Lessor Arrangements
Webster leases certain types of machinery and equipment to its customers through direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of 1 to 10 years, and include options for the lessee to purchase the lease asset near or at the end of the lease term. Webster recognized interest income from its lessor activities of $7.5 million, $7.1 million, and $5.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. Additional information regarding Webster's equipment financing portfolio can be found within Note 5: Loans and Leases.
The following table summarizes the components of Webster's net investment in its direct financing leases:

	At December 31,
(In thousands)	2021	2020
Lease receivables	$196,632	$207,508
Unguaranteed residual values	19,748	28,609
Total net investment	$216,380	$236,117
The undiscounted scheduled maturities reconciled to the total net investment are as follows:

(In thousands)	At December 31, 2021
2022	$68,008
2023	59,554
2024	39,325
2025	29,534
2026	21,687
Thereafter	16,636
Total lease payments receivable	234,744
Present value adjustment	(18,364)
Total net investment	$216,380
Lessee Arrangements
Webster enters into operating leases in the normal course of business, primarily for office space, banking centers, and other operational activities. These leases generally have remaining lease terms of one to fifteen years. Webster does not have any significant sub-leases nor finance leases in which it is the lessee.
The following table summarizes Webster's ROU lease assets and operating lease liabilities:

		At December 31,
(In thousands)	Consolidated Balance Sheet Line Item	2021	2020
ROU lease assets	Premises and equipment, net	$119,926	$127,481
Operating lease liabilities	Operating lease liabilities	144,804	158,280
ROU lease asset impairments totaled $1.2 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively, which is recorded in occupancy on the accompanying Consolidated Statements of Income. The increased charge in 2020 was due to Webster's decision to close leased banking centers as part of its strategic initiatives. There were no ROU lease asset impairments during the year ended December 31, 2019.
The following table summarizes the components of operating lease expense and other relevant information:

	At or for the Years ended December 31,
(In thousands)	2021	2020	2019
Lease Cost:
Operating lease costs	$26,076	$30,339	$29,908
Variable lease costs	4,860	5,577	4,889
Sublease income	(554)	(557)	(577)
Total operating lease expense	$30,382	$35,359	$34,220

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$30,487	$31,212	$31,223
ROU lease assets obtained in exchange for operating lease liabilities	15,226	9,211	22,948
Weighted-average remaining lease term (years)	7.50	8.04	8.39
Weighted-average discount rate	3.04%	3.19%	3.31%

The undiscounted scheduled maturities reconciled to total operating lease liabilities are as follows:

(In thousands)	At December 31, 2021
2022	$25,895
2023	26,539
2024	23,767
2025	21,792
2026	18,656
Thereafter	48,009
Total operating lease payments	164,658
Present value adjustment	(19,854)
Total operating lease liabilities	$144,804
Note 9: Goodwill and Other Intangible Assets
There has been no change in the carrying amount for goodwill during the year ended December 31, 2021. Information regarding goodwill by reportable segment can be found within Note 21: Segment Reporting.
Other intangible assets by reportable segment consisted of the following:

	At December 31,
	2021			2020
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
HSA Bank - Core deposits	$26,625	$18,516	$8,109	$26,625	$15,618	$11,007
HSA Bank - Customer relationships	21,000	11,240	9,760	21,000	9,624	11,376
Total other intangible assets	$47,625	$29,756	$17,869	$47,625	$25,242	$22,383
The remaining estimated aggregate future amortization expense for other intangible assets is as follows at December 31, 2021:

(In thousands)
2022	$4,410
2023	4,315
2024	2,084
2025	2,084
2026	2,084
Thereafter	2,892

Note 10: Income Taxes
Income tax expense reflects the following expense (benefit) components:

	Years ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$109,621	$73,172	$84,447
State and local	20,374	17,417	18,595
Total current	129,995	90,589	103,042
Deferred:
Federal	(9,844)	(23,799)	811
State and local	4,846	(7,437)	116
Total deferred	(4,998)	(31,236)	927

Total federal	99,777	49,373	85,258
Total state and local	25,220	9,980	18,711
Income tax expense	$124,997	$59,353	$103,969
Included in the Company's income tax expense for the years ended December 31, 2021, 2020, and 2019, are net tax credits of approximately $2.6 million, $1.1 million, and $4.8 million, respectively, along with a $0.4 million benefit from operating loss carryforwards in 2021. The deferred federal benefit in 2021 reflects the effects of elections Webster made on its 2020 federal tax return to defer cost recovery deductions, which did not impact deferred state and local expense to any significant degree.
The $2.6 million of net tax credits in 2021 includes $0.5 million for increases in federal and state research tax credits previously estimated for and recognized in 2020. The $4.8 million of net tax credits in 2019 includes $3.0 million related to federal and state research tax credits, $2.4 million of which relates to the Company’s qualifying technology expenditures incurred before 2019.
The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 21.0%:

	Years ended December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$112,111	21.0%	$58,795	21.0%	$102,205	21.0%
Reconciliation to reported income tax expense:
SALT expense, net of federal	19,924	3.7	7,884	2.8	14,782	3.0
Tax-exempt interest income, net	(6,814)	(1.3)	(7,181)	(2.6)	(6,752)	(1.4)
Increase in cash surrender value of life insurance	(3,030)	(0.6)	(3,058)	(1.1)	(3,069)	(0.6)
Tax deficiencies (excess tax benefits), net	(1,479)	(0.3)	484	0.2	(2,251)	(0.4)
Non-deductible FDIC Deposit insurance premiums	2,064	0.4	2,172	0.8	1,904	0.4
Non-deductible merger-related expenses	3,451	0.7	—	—	—	—
Other, net	(1,230)	(0.2)	257	0.1	(2,850)	(0.6)
Income tax expense and effective tax rate	$124,997	23.4%	$59,353	21.2%	$103,969	21.4%

The following table reflects the significant components of the DTAs, net:

	At December 31,
(In thousands)	2021	2020
Deferred tax assets:
Allowance for loan and lease losses	$78,905	$93,791
Net operating loss and credit carry forwards	64,366	66,840
Compensation and employee benefit plans	22,840	27,643
Lease liabilities under operating leases	38,130	41,679
Other	12,790	8,750
Gross deferred tax assets	217,031	238,703
Valuation allowance	37,374	37,374
Total deferred tax assets, net of valuation allowance	$179,657	$201,329
Deferred tax liabilities:
Net unrealized gain on securities available for sale	$1,885	$24,364
Net unrealized gain on derivatives	2,584	7,616
ROU assets under operating leases	31,580	33,569
Equipment financing leases	21,193	38,511
Premises and equipment	879	6,735
Goodwill and other intangible assets	5,690	5,954
Other	6,441	3,294
Gross deferred tax liabilities	70,252	120,043
Deferred tax assets, net	$109,405	$81,286
The Company's DTAs, net increased by $28.1 million during 2021, primarily reflecting the $5.0 million deferred tax benefit and a $23.2 million benefit allocated directly to AOCI. The decreases in the equipment financing leases and premises and equipment DTLs during 2021 reflect elections Webster made on its 2020 federal tax return to defer cost recovery deductions.
The valuation allowance of $37.4 million at both December 31, 2021 and 2020 is attributable to SALT net operating loss carryforwards, which approximated $1.1 billion at December 31, 2021 and are scheduled to expire in varying amounts during tax years 2024 through 2032. The valuation allowance has been established for approximately $630.8 million of those net operating loss carryforwards estimated to expire unused.
Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its total DTAs, net of the valuation allowance. Although taxable income in prior years is no longer able to be included as a source of taxable income, due to the general repeal of the carryback of net operating losses under the Tax Cuts and Jobs Act of 2017, significant positive evidence remains in support of management's conclusion regarding the realizability of the Company's DTAs, including projected future reversals of existing taxable temporary differences and book-taxable income levels in recent and projected in future years. There can, however, be no assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.
A DTL of $15.3 million has not been recognized for certain thrift bad-debt reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by Webster Bank in excess of certain earnings and profits; the redemption of Webster Bank’s stock; or liquidation. Webster does not expect any of those events to occur. At December 31, 2021 the cumulative taxable temporary differences applicable to those reserves approximated $58.0 million.

The following table reflects a reconciliation of the beginning and ending balances of unrecognized tax benefits (UTBs):

	Years ended December 31,
(In thousands)	2021	2020	2019
Beginning balance	$4,252	$4,813	$2,856
Additions as a result of tax positions taken during the current year	294	87	1,106
Additions as a result of tax positions taken during prior years	434	572	1,744
Reductions as a result of tax positions taken during prior years	(186)	(694)	(238)
Reductions relating to settlements with taxing authorities	(267)	(130)	(18)
Reductions as a result of lapse of statute of limitation periods	(278)	(396)	(637)
Ending balance	$4,249	$4,252	$4,813
At December 31, 2021, 2020, and 2019, there were $3.5 million, $3.5 million, and $3.9 million, respectively, of UTBs that if recognized would affect the effective tax rate.
Webster recognizes interest and penalties related to UTBs, where applicable, in income tax expense. Webster recognized an expense of $0.3 million during the year ended December 31, 2021, and a benefit of $0.1 million for both the years ended December 31, 2020 and 2019. At December 31, 2021 and 2020, the Company had accrued interest and penalties related to UTBs of $1.9 million and $1.7 million respectively.
Webster has determined it is reasonably possible that its total UTBs could decrease by an amount in the range of $1.6 million to $2.6 million by the end of 2022 as a result of potential lapses in statute-of-limitation periods and/or potential settlements with taxing authorities concerning various apportionment, tax-base, and research tax credit determinations.
Webster's federal tax returns for all years subsequent to 2016 remain open to examination. Webster's tax returns filed in its principal state tax jurisdictions of Connecticut, Massachusetts, New York, and Rhode Island for years subsequent to 2014, or 2017, are either under or remain open to examination.

Note 11: Deposits
The following table summarizes deposits by type:

	At December 31,
(In thousands)	2021	2020
Non-interest-bearing:
Demand	$7,060,488	$6,155,592
Interest-bearing:
Health savings accounts	7,397,582	7,120,017
Checking	4,182,497	3,652,763
Money market	3,718,953	2,940,215
Savings	5,689,739	4,979,031
Time deposits	1,797,770	2,487,818
Total interest-bearing	22,786,541	21,179,844
Total deposits	$29,847,029	$27,335,436

Time deposits and interest-bearing checking obtained through brokers	$120,392	$720,440
Aggregate amount of time deposit accounts that exceeded the FDIC limit	256,522	504,543
Demand deposit overdrafts reclassified as loan balances	1,577	2,007
The scheduled maturities of time deposits are as follows:

(In thousands)	At December 31, 2021
2022	$1,566,257
2023	115,321
2024	46,432
2025	49,849
2026	19,911
Total time deposits	$1,797,770

Note 12: Borrowings
Total borrowed funds were $1.2 billion and $1.7 billion at December 31, 2021 and 2020, respectively. The components of Webster's borrowings are discussed further below.
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At December 31,
	2021		2020
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$474,896	0.11%	$269,330	0.13%
Original maturity of greater than one year, non-callable	200,000	1.32	200,000	0.84
Total securities sold under agreements to repurchase	674,896	0.47	469,330	0.43
Federal funds purchased	—	—	526,025	0.08
Securities sold under agreements to repurchase and other borrowings	$674,896	0.47%	$995,355	0.25%
(1)Webster has the right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase are presented as gross transactions, as only liabilities are outstanding for the periods presented.
Securities sold under agreements to repurchase are used as a source of borrowed funds and are collateralized by Agency MBS. Webster's repurchase agreement counterparties are limited to primary dealers in government securities, and commercial and municipal customers through the Corporate Treasury function. Webster may also purchase term and overnight federal funds to satisfy its short-term liquidity needs.
The following table summarizes information for FHLB advances:

	At December 31,
	2021		2020
(Dollars in thousands)	Total Outstanding	Weighted-Average Contractual Coupon Rate	Total Outstanding	Weighted-Average Contractual Coupon Rate
Maturing within 1 year	$90	—%	$25,000	0.38%
After 1 year but within 2 years	202	2.95	110	—
After 2 years but within 3 years	—	—	215	2.95
After 3 years but within 4 years	—	—	50,000	1.59
After 4 years but within 5 years	—	—	50,000	1.42
After 5 years	10,705	2.03	7,839	2.66
FHLB advances	$10,997	2.03%	$133,164	1.36%

Aggregate carrying value of assets pledged as collateral	$7,556,034		$7,387,054
Remaining borrowing capacity at FHLB	5,087,294		4,689,642
Webster Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which primarily include certain residential and commercial real estate loans, and home equity lines of credit. Webster Bank was in compliance with its FHLB collateral requirements at both December 31, 2021 and 2020.
The following table summarizes long-term debt:

		At December 31,
(Dollars in thousands)		2021	2020
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	338,811	344,164
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total senior and subordinated debt		566,131	571,484
Discount on senior fixed-rate notes		(974)	(1,193)
Debt issuance cost on senior fixed-rate notes		(2,226)	(2,628)
Long-term debt		$562,931	$567,663
(1)Webster de-designated its fair value hedging relationship on these senior notes in 2020. A basis adjustment of $38.8 million and $44.2 million at December 31, 2021 and 2020, respectively, is included in the carrying value and is being amortized over the remaining life of the senior notes.
(2)The interest rate on the Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.17% and 3.18% at December 31, 2021 and 2020, respectively.

Note 13: Shareholders' Equity
The following table summarizes the changes in Webster's preferred shares, common shares, and treasury shares for the year ended December 31, 2021:

	Preferred Stock Series F	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at January 1, 2021	6,000	93,686,311	3,487,389	90,198,922
Restricted share activity	—	—	(154,281)	154,281
Stock options exercised	—	—	(230,418)	230,418
Balance at December 31, 2021	6,000	93,686,311	3,102,690	90,583,621
Common Stock
Webster maintains a common stock repurchase program, which was announced on October 29, 2019 and approved by the Board of Directors, that authorizes management to purchase up to $200.0 million of its common stock in either open market or privately negotiated transactions, subject to market conditions and other factors. Due to the effects of the COVID-19 pandemic on the economic environment, Webster had temporarily suspended repurchases of its common stock under the program in 2020. Further, as part of the Company's executed merger agreement with Sterling dated as of April 18, 2021, Webster was restricted from repurchasing any shares under the program through the close of the transaction. Now that the transaction has closed effective January 31, 2022, Webster has resumed its common stock repurchase program subject to prevailing market conditions. At December 31, 2021, the remaining repurchase authority under the common stock repurchase program was $123.4 million.
Preferred Stock
At December 31, 2021, Webster had 6,000,000 depositary shares outstanding, each representing 1/1000th ownership interest in a share of its Series F Preferred Stock. Dividends on the Series F Preferred Stock are non-cumulative and are not mandatory. If declared by the Board of Directors (or a duly authorized committee thereof), Webster pays dividends quarterly in arrears on the fifteenth day of each March, June, September, and December, at a rate equal to 5.25% of the $25,000 per share liquidation amount per annum. If the Board of Directors (or a duly authorized committee thereof) does not declare a dividend on the Series F Preferred Stock in respect of a dividend period, a dividend will not accrue and Webster has no obligation to pay any dividend for that period, regardless as to whether a dividend is declared for a future period on the Series F Preferred stock or any other series of Webster preferred stock. The terms of the Series F Preferred Stock prohibit Webster from declaring or paying any cash dividends on its common stock, and from repurchasing, redeeming, or otherwise acquiring Webster common stock or any other series of Webster preferred stock to which it ranks on parity with, unless dividends have been declared and paid in full on the Series F Preferred Stock for the most recent dividend period.
The Series F Preferred Stock is perpetual and has no maturity date, and is not subject to any mandatory redemption, sinking fund, or other similar provisions. Webster may redeem the Series F Preferred Stock at its option, in whole or in part, subject to the approval of the Federal Reserve Board, on December 15, 2022, or any dividend payment date thereafter, or in whole but not in part, upon the occurrence of a regulatory capital treatment event as defined in the Prospectus Supplement, at a redemption price equal to the liquidation preference plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Except with respect to certain non-payment events and changes to the terms of the Series F Preferred Stock, holders of Series F Preferred Stock have no voting rights nor preemptive or conversion rights. The Series F Preferred Stock is not convertible or exchangeable for shares of any other class of Webster stock.
Additional information regarding Webster's common and preferred stock, including the subsequent changes as a result of the Company's merger with Sterling, can be found within Note 3: Business Developments.

Note 14: Accumulated Other Comprehensive (Loss) Income, Net of Tax
The following table summarizes the changes in each component of accumulated other comprehensive (loss) income, net of tax:

(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at December 31, 2018	$(71,374)	$(9,313)	$(49,965)	$(130,652)
Other comprehensive income (loss) before reclassifications	88,647	(4,945)	1,622	85,324
Amounts reclassified from accumulated other comprehensive (loss)	(22)	5,074	4,204	9,256
Other comprehensive income, net of tax	88,625	129	5,826	94,580
Balance at December 31, 2019	17,251	(9,184)	(44,139)	(36,072)
Other comprehensive income (loss) before reclassifications	50,179	20,667	(3,887)	66,959
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	8,435	2,940	11,369
Other comprehensive income (loss), net of tax	50,173	29,102	(947)	78,328
Balance at December 31, 2020	67,424	19,918	(45,086)	42,256
Other comprehensive (loss) income before reclassifications	(62,888)	(17,109)	8,876	(71,121)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,261	3,024	6,285
Other comprehensive (loss) income, net of tax	(62,888)	(13,848)	11,900	(64,836)
Balance at December 31, 2021	$4,536	$6,070	$(33,186)	$(22,580)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss) income:

	Years ended December 31,
Accumulated Other Comprehensive Income (Loss) Components	2021	2020	2019	Associated Line Item in the Consolidated Statement Of Income
(In thousands)
Securities available-for-sale:
Net unrealized holding gains	$—	$8	$29	Gain on sale of investment securities, net
Tax (expense)	—	(2)	(7)	Income tax expense
Net of tax	$—	$6	$22
Derivative instruments:
Hedge terminations	$(4,109)	$(7,884)	$(5,509)	Interest expense
Premium amortization	(306)	(3,536)	(1,323)	Interest income
Tax benefit	1,154	2,985	1,758	Income tax expense
Net of tax	$(3,261)	$(8,435)	$(5,074)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(4,102)	$(3,976)	$(5,706)	Other non-interest expense
Tax benefit	1,078	1,036	1,502	Income tax expense
Net of tax	$(3,024)	$(2,940)	$(4,204)

The following tables summarize each component of other comprehensive (loss) income and the related tax effects:

	Year ended December 31, 2021
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Securities available-for-sale:
Net unrealized holding (losses) arising during the year	$(85,368)	$22,480	$(62,888)
Total securities available-for-sale	(85,368)	22,480	(62,888)
Derivative instruments:
Net unrealized (losses) arising during the year	(23,216)	6,107	(17,109)
Reclassification adjustment for net realized losses included in net income	4,415	(1,154)	3,261
Total derivative instruments	(18,801)	4,953	(13,848)
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during the year	12,052	(3,176)	8,876
Reclassification adjustment for net actuarial loss amortization included in net income	4,102	(1,078)	3,024
Total defined benefit pension and postretirement benefit plans	16,154	(4,254)	11,900
Other comprehensive (loss), net of tax	$(88,015)	$23,179	$(64,836)

	Year ended December 31, 2020
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Securities available-for-sale:
Net unrealized holding gains arising during the year	$68,116	$(17,937)	$50,179
Reclassification adjustment for net realized gains included in net income	(8)	2	(6)
Total securities available-for-sale	68,108	(17,935)	50,173
Derivative instruments:
Net unrealized gains arising during the year	27,683	(7,016)	20,667
Reclassification adjustment for net realized losses included in net income	11,420	(2,985)	8,435
Total derivative instruments	39,103	(10,001)	29,102
Defined benefit pension and other postretirement benefit plans:
Net actuarial loss arising during the year	(5,262)	1,375	(3,887)
Reclassification adjustment for net actuarial loss amortization included in net income	3,976	(1,036)	2,940
Total defined benefit pension and postretirement benefit plans	(1,286)	339	(947)
Other comprehensive income, net of tax	$105,925	$(27,597)	$78,328

	Year ended December 31, 2019
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Securities available-for-sale:
Net unrealized holding gains arising during the year	$120,333	$(31,686)	$88,647
Reclassification adjustment for net realized gains included in net income	(29)	7	(22)
Total securities available-for-sale	120,304	(31,679)	88,625
Derivative instruments:
Net unrealized (losses) arising during the year	(6,672)	1,727	(4,945)
Reclassification adjustment for net realized losses included in net income	6,832	(1,758)	5,074
Total derivative instruments	160	(31)	129
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during the year	2,202	(580)	1,622
Reclassification adjustment for net actuarial loss amortization included in net income	5,706	(1,502)	4,204
Total defined benefit pension and postretirement benefit plans	7,908	(2,082)	5,826
Other comprehensive income, net of tax	$128,372	$(33,792)	$94,580

Note 15: Regulatory Capital and Restrictions
Capital Requirements
Webster Financial Corporation and Webster Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both Webster Financial Corporation and Webster Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the Company to maintain minimum ratios of CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), Total capital to total risk-weighted assets (Total risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), as defined in the regulations.
CET1 capital consists of common shareholders’ equity less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. Upon adoption of the Basel III Capital Rules, Webster elected to opt-out of the requirement to include certain components of accumulated other comprehensive income in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes permissible portions of subordinated debt and the allowance for credit losses.
At December 31, 2021 and 2020, both Webster Financial Corporation and Webster Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At December 31, 2021
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,804,290	11.72%	$1,076,871	4.5%	$1,555,480	6.5%
Total risk-based capital	3,265,064	13.64	1,914,436	8.0	2,393,046	10.0
Tier 1 risk-based capital	2,949,327	12.32	1,435,827	6.0	1,914,436	8.0
Tier 1 leverage capital	2,949,327	8.47	1,393,607	4.0	1,742,008	5.0
Webster Bank
CET1 risk-based capital	$3,034,883	12.69%	$1,075,920	4.5%	$1,554,107	6.5%
Total risk-based capital	3,273,300	13.69	1,912,747	8.0	2,390,934	10.0
Tier 1 risk-based capital	3,034,883	12.69	1,434,560	6.0	1,912,747	8.0
Tier 1 leverage capital	3,034,883	8.72	1,392,821	4.0	1,741,026	5.0
	At December 31, 2020
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,543,131	11.35%	$1,008,512	4.5%	$1,456,739	6.5%
Total risk-based capital	3,045,652	13.59	1,792,910	8.0	2,241,137	10.0
Tier 1 risk-based capital	2,688,168	11.99	1,344,682	6.0	1,792,910	8.0
Tier 1 leverage capital	2,688,168	8.32	1,291,980	4.0	1,614,975	5.0
Webster Bank
CET1 risk-based capital	$2,791,474	12.46%	$1,008,027	4.5%	$1,456,039	6.5%
Total risk-based capital	3,071,505	13.71	1,792,048	8.0	2,240,060	10.0
Tier 1 risk-based capital	2,791,474	12.46	1,344,036	6.0	1,792,048	8.0
Tier 1 leverage capital	2,791,474	8.65	1,291,415	4.0	1,614,268	5.0
(1)In accordance with regulatory capital rules, Webster elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period ending on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. As a result, capital ratios and amounts exclude the impact of the increased ACL on loans and leases, held-to-maturity debt securities, and unfunded loan commitments attributed to the adoption of CECL on January 1, 2020, adjusted for an approximation of the after-tax provision for credit losses attributable to CECL relative to the incurred loss methodology during the deferral period.

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed the net income for that year combined with the undistributed net income for the preceding two years. During the years ended December 31, 2021 and 2020, Webster Bank paid $200.0 million and $20.0 million in dividends to Webster Financial Corporation, to which no express approval from the OCC was required.
Cash Restrictions
Webster Bank is required under Federal Reserve regulations to maintain cash reserve balances in the form of vault cash or deposits held at a Federal Reserve Bank to ensure that it is able to meet customer demands. The reserve requirement ratio is subject to adjustment as economic conditions warrant. Effective March 26, 2020, the Federal Reserve reset the requirement to zero in order to address liquidity concerns resulting from the COVID-19 pandemic. Pursuant to this action, the Bank was not required to hold cash reserve balances at both December 31, 2021 and 2020.
Note 16: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Years ended December 31,
(In thousands, except per share data)	2021	2020	2019
Earnings for basic and diluted earnings per common share:
Net income	$408,864	$220,621	$382,723
Less: Preferred stock dividends	7,875	7,875	7,875
Net income available to common shareholders	400,989	212,746	374,848
Less: Earnings allocated to participating securities	2,302	1,272	1,863
Earnings applicable to common shareholders	$398,687	$211,474	$372,985
Shares:
Weighted-average common shares outstanding - basic	89,983	89,967	91,559
Effect of dilutive securities (1)	223	184	323
Weighted-average common shares outstanding - diluted	90,206	90,151	91,882
Earnings per common share:
Basic	$4.43	$2.35	$4.07
Diluted	4.42	2.35	4.06
(1)Includes stock options and performance-based restricted stock for all periods presented.
Earnings per common share is calculated under the two-class method in which all earnings (distributed and undistributed) are allocated to common stock and participating securities based on their respective rights to receive dividends. Webster may grant restricted stock, restricted stock units, non-qualified stock options, incentive stock options, or stock appreciation rights to certain employees and directors under its stock-based compensation programs, which entitle recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities.
Potential common shares from performance-based restricted stock awards that were not included in the computation of dilutive earnings per common share because they were anti-dilutive (the exercise price is greater than the weighted-average market price) under the treasury stock method were 56,829, 43,508, and 73,347 for the years ended December 31, 2021, 2020, and 2019, respectively. Additional information regarding the potential common shares excluded from the effect of dilutive securities can be found in Note 20: Share-Based Plans.

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
The following table presents the notional amounts and fair values, including accrued interest, of derivative positions:

	At December 31, 2021
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$17,583	$—	$—
Not designated as hedging instruments:
Interest rate derivatives (1)	4,463,048	141,243	4,372,846	21,570
Mortgage banking derivatives (2)	14,212	80	—	—
Other (3)	76,755	211	374,688	214
Total not designated as hedging instruments	4,554,015	141,534	4,747,534	21,784
Gross derivative instruments, before netting	$5,554,015	159,117	$4,747,534	21,784
Less: Master netting agreements		6,364		6,364
Cash collateral		19,272		2,119
Total derivative instruments, after netting		$133,481		$13,301

	At December 31, 2020
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$40,854	$25,000	$110
Not designated as hedging instruments:
Interest rate derivatives (1)	4,421,627	297,085	4,468,153	12,203
Mortgage banking derivatives (2)	40,771	855	—	—
Other (3)	108,987	264	360,497	377
Total not designated as hedging instruments	4,571,385	298,204	4,828,650	12,580
Gross derivative instruments, before netting	$5,571,385	339,058	$4,853,650	12,690
Less: Master netting agreements		7,748		7,748
Cash collateral		33,972		4,550
Total derivative instruments, after netting		$297,338		$392
(1)Balances related to CME are presented as a single unit of account. In accordance with its rule book, CME legally characterizes variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through CME include $0.4 billion and $0.1 billion for asset derivatives and $2.6 billion and $3.2 billion for liability derivatives at December 31, 2021 and 2020, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $1.0 million at December 31, 2021.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $66.0 million and $80.5 million for asset derivatives and $338.2 million and $338.9 million for liability derivatives at December 31, 2021 and 2020, respectively, that have insignificant related fair values.

The following table presents fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At December 31, 2021
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$25,636	$25,636	$—	$51	$51
Liability derivatives	8,483	8,483	—	428	428

	At December 31, 2020
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$41,774	$41,720	$54	$666	$720
Liability derivatives	12,352	12,298	54	265	319
Derivative Activity
The following table summarizes the income statement effect of derivatives designated as cash flow hedges:

	Recognized In	Years ended December 31,
(In thousands)	Net Interest Income	2021	2020	2019
Interest rate derivatives	Long-term debt	$411	$8,206	$4,241
Interest rate derivatives	Interest and fees on loans and leases	(10,676)	(6,373)	1,314
Net recognized on cash flow hedges		$(10,265)	$1,833	$5,555
The following table summarizes information related to a fair value hedging adjustment:

Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
	At December 31,		At December 31,
(In thousands)	2021	2020	2021	2020
Long-term debt	$338,811	$344,164	$38,811	$44,164
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Years ended December 31,
(In thousands)	Non-interest Income	2021	2020	2019
Interest rate derivatives	Other income	$10,369	$11,068	$8,477
Mortgage banking derivatives	Mortgage banking activities	(776)	636	(6)
Other	Other income	878	(1,696)	1,100
Total not designated as hedging instruments		$10,471	$10,008	$9,571
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. At December 31, 2021, the remaining unamortized balance of time-value premiums was $5.8 million. Over the next twelve months, an estimated $7.2 million decrease to interest expense will be reclassified from AOCI (AOCL) relating to cash flow hedges, and an estimated $306 thousand increase to interest expense will be reclassified from AOCI (AOCL) relating to hedge terminations. At December 31, 2021, the remaining unamortized loss on terminated cash flow hedges is $650 thousand. The maximum length of time over which forecasted transactions are hedged is 2.6 years. Additional information about cash flow hedge activity impacting AOCI (AOCL) and the related amounts reclassified to interest expense is provided in Note 14: Accumulated Other Comprehensive (Loss) Income, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 18: Fair Value Measurements.
Derivative Exposure. At December 31, 2021, the Company had $59.9 million in initial margin collateral posted at CME. In addition, $19.7 million of cash collateral received is included in cash and due from banks in the accompanying Consolidated Balance Sheets. Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $133.4 million at December 31, 2021. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $34.1 million at December 31, 2021. The Company has incorporated a credit valuation adjustment to reflect nonperformance risk in the fair value measurement of its derivatives. The credit valuation adjustment was $0.4 million and $3.0 million as of December 31, 2021 and December 31, 2020, respectively. Various factors impact changes in the credit valuation adjustment over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Note 18: Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The determination of fair value may require the use of estimates when quoted market prices are not available. Fair value estimates made at a specific point in time are based on management’s judgments regarding future expected losses, current economic conditions, the risk characteristics of each financial instrument, and other subjective factors that cannot be determined with precision.
The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels within the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that Webster has the ability to access at the measurement date.
•Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, rate volatility, prepayment speeds, and credit ratings), or inputs that are derived principally from or corroborated by market data, by correlation or other means.
•Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. This includes certain pricing models or other similar techniques that require significant management judgment or estimation.
An asset or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Investment Securities. When unadjusted quoted prices are available in an active market, Webster classifies available-for-sale investment securities within Level 1 of the valuation hierarchy. U.S. Treasury notes have a readily determinable fair value and therefore are classified within Level 1 of the fair value hierarchy.
When quoted market prices are not available, Webster employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has a process in place to challenge their valuations and methodologies that appear unusual or unexpected. Agency collateralized mortgage obligations (Agency CMO), Agency MBS, Agency CMBS, CMBS, CLO, and corporate debt securities available-for-sale are classified within Level 2 of the fair value hierarchy.
Derivative Instruments. The fair values presented for derivative instruments include any accrued interest. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and accordingly are classified within Level 1 of the fair value hierarchy. Except for mortgage banking derivatives, all other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is then validated against valuations performed by independent third parties. These derivative instruments are classified within Level 2 of the fair value hierarchy.
Mortgage Banking Derivatives. Webster uses forward sales of mortgage loans and mortgage-backed securities to manage the risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During this in-between time period, Webster is subject to the risk that market interest rates may change. If rates rise, investors generally will pay less to purchase mortgage loans, which would result in a reduction in the gain on sale of the loans, or possibly a loss. In an effort to mitigate this risk, forward delivery sales commitments are established in which Webster agrees to either deliver whole mortgage loans to various investors or issue mortgage-backed securities. The fair value of mortgage banking derivatives is determined based on current market prices for similar assets in the secondary market. Accordingly, mortgage banking derivatives are classified within Level 2 of the fair value hierarchy.

Originated Loans Held For Sale. Webster has elected to measure originated residential mortgage loans held for sale at fair value under the fair value option per ASC Topic 825, Financial Instruments. Electing to measure originated residential mortgage loans held for sale at fair value reduces certain timing differences and better reflects the price Webster would expect to receive from the sale of these loans. The fair value of originated residential mortgage loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, originated residential mortgage loans held for sale are classified within Level 2 of the fair value hierarchy.
The following table compares the fair value to unpaid principal balance of originated residential mortgage loans held for sale:

	At December 31,
	2021			2020
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$4,694	$5,034	$(340)	$14,000	$13,511	$489
Investments Held in Rabbi Trust. Investments held in the Rabbi Trust consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represent quoted prices in active markets. Webster has elected to measure the investments held in the Rabbi Trust at fair value. Accordingly, investments held in the Rabbi Trust are classified within Level 1 of the fair value hierarchy. At December 31, 2021, the cost basis of the investments held in the Rabbi Trust was $1.6 million.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At December 31, 2021, equity investments with a readily determinable fair value had a carrying amount of $1.9 million and no remaining unfunded commitment. During the year ended December 31, 2021, there was a net change in fair value of $0.5 million associated with these alternative investments.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. Webster's alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At December 31, 2021, these alternative investments had a carrying amount of $25.9 million and a remaining unfunded commitment of $14.1 million.
The following table summarizes the fair values of assets and liabilities measured at fair value on a recurring basis:

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale investment securities:
U.S. Treasury notes	$396,966	$—	$—	$396,966
Agency CMO	—	90,384	—	90,384
Agency MBS	—	1,593,403	—	1,593,403
Agency CMBS	—	1,232,541	—	1,232,541
CMBS	—	886,263	—	886,263
CLO	—	21,847	—	21,847
Corporate debt	—	13,450	—	13,450
Total available-for-sale investment securities	396,966	3,837,888	—	4,234,854
Gross derivative instruments, before netting (1)	187	158,930	—	159,117
Originated loans held for sale	—	4,694	—	4,694
Investments held in Rabbi Trust	3,416	—	—	3,416
Alternative investments (2)	1,877	—	—	27,732
Total financial assets	$402,446	$4,001,512	$—	$4,429,813
Financial Liabilities:
Gross derivative instruments, before netting (1)	$141	$21,643	$—	$21,784

	At December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale investment securities:
Agency CMO	$—	$154,613	$—	$154,613
Agency MBS	—	1,457,409	—	1,457,409
Agency CMBS	—	1,117,233	—	1,117,233
CMBS	—	508,018	—	508,018
CLO	—	76,383	—	76,383
Corporate debt	—	13,120	—	13,120
Total available-for-sale investment securities	—	3,326,776	—	3,326,776
Gross derivative instruments, before netting (1)	205	338,853	—	339,058
Originated loans held for sale	—	14,000	—	14,000
Investments held in Rabbi Trust	4,811	—	—	4,811
Alternative investments (2)	—	—	—	11,112
Total financial assets held at fair value	$5,016	$3,679,629	$—	$3,695,757
Financial Liabilities:
Gross derivative instruments, before netting (1)	$218	$12,472	$—	$12,690
(1)Additional information regarding the impact of netting derivative assets and derivative liabilities, as well as the impact from offsetting cash collateral paid to the same derivative counterparties, can be found in Note 17: Derivative Financial Instruments.
(2)Certain alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.
Assets Measured at Fair Value on a Non-Recurring Basis
Webster measures certain assets at fair value on a non-recurring basis. The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At December 31, 2021, the carrying amount of these alternative investments was $25.8 million, of which $5.8 million are considered to be measured at fair value as a result of $4.4 million in write-ups due to observable price changes and a $0.3 million write-down due to impairment during the current period.
Collateral Dependent Loans and Leases. Loans and leases for which repayment is substantially expected to be provided through the operation or sale of collateral are considered collateral dependent, and are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, using customized discounting criteria. Accordingly, collateral dependent loans and leases are classified within Level 3 of the fair value hierarchy.
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At December 31, 2021, the total book value of OREO and repossessed assets was $2.8 million. In addition, the amortized cost of consumer loans secured by residential real estate property that are in the process of foreclosure at December 31, 2021 was $7.5 million.
Estimated Fair Values of Financial Instruments and Mortgage Servicing Assets
Webster is required to disclose the estimated fair values of certain financial instruments and mortgage servicing assets. The following is a description of the valuation methodologies used to estimate fair value for those assets and liabilities.
Cash and Cash Equivalents. Given the short time frame to maturity, the carrying amount of cash and cash equivalents, which comprises cash and due from banks and interest-bearing deposits, approximates fair value. Cash and cash equivalents are classified within Level 1 of the fair value hierarchy.

Held-to-Maturity Investment Securities. When quoted market prices are not available, Webster employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has a process in place to challenge their valuations and methodologies that appear unusual or unexpected. Held-to-maturity investment securities, which include Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, are classified within Level 2 of the fair value hierarchy.
Loans and Leases, net. Except for collateral dependent loans and leases, the fair value of loans and leases held for investment is estimated using a discounted cash flow methodology, based on future prepayments and market interest rates inclusive of an illiquidity premium for comparable loans and leases. The associated cash flows are then adjusted for associated credit risks and other potential losses, as appropriate. Loans and leases are classified within Level 3 of the fair value hierarchy.
Mortgage Servicing Assets. Mortgage servicing assets are initially measured at fair value and subsequently measured using the amortization method. Webster assesses mortgage servicing assets for impairment each quarter and establishes or adjusts the valuation allowance to the extent that amortized cost exceeds the estimated fair market value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors. Accordingly, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the related servicing revenue stream. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
Deposit Liabilities. The fair value of deposit liabilities, which comprises demand deposits, interest-bearing checking, savings, health savings, and money market accounts, reflects the amount payable on demand at the reporting date. Deposit liabilities are classified within Level 2 of the fair value hierarchy.
Time Deposits. The fair value of fixed-maturity certificates of deposit is estimated using rates that are currently offered for deposits with similar remaining maturities. Time deposits are classified within Level 2 of the fair value hierarchy.
Securities Sold Under Agreements to Repurchase and Other Borrowings. The fair value of securities sold under agreements to repurchase and other borrowings that mature within 90 days approximates their carrying value. The fair value of securities sold under agreements to repurchase and other borrowings that mature after 90 days is estimated using a discounted cash flow methodology based on current market rates and adjusted for associated credit risks, as appropriate. Securities sold under agreements to repurchase and other borrowings are classified within Level 2 of the fair value hierarchy.
Federal Home Loan Bank Advances and Long-Term Debt. The fair value of FHLB advances and long-term debt is estimated using a discounted cash flow methodology in which discount rates are matched with the time period of the expected cash flows and adjusted for associated credit risks, as appropriate. FHLB advances and long-term debt are classified within Level 2 of the fair value hierarchy.
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing assets:

	At December 31,
	2021		2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$461,570	$461,570	$263,104	$263,104
Level 2
Held-to-maturity investment securities	6,198,125	6,280,936	5,567,889	5,835,364
Level 3
Loans and leases, net	21,970,542	21,702,732	21,281,784	21,413,397
Mortgage servicing assets	9,237	12,527	13,422	14,362
Liabilities:
Level 2
Deposit liabilities	$28,049,259	$28,049,259	$24,847,618	$24,847,618
Time deposits	1,797,770	1,794,829	2,487,818	2,494,601
Securities sold under agreements to repurchase and other borrowings	674,896	676,581	995,355	1,000,189
FHLB advances	10,997	11,490	133,164	139,035
Long-term debt (1)	562,931	515,912	567,663	538,407
(1)The unamortized discount and debt issuance costs on senior fixed-rate notes and any adjustments made to the carrying amount of long-term debt for basis adjustments, as applicable, are excluded from the determination of fair value.

Note 19: Retirement Benefit Plans
Defined Benefit Pension and Postretirement Benefit Plans
Webster Bank had offered a qualified noncontributory defined benefit pension plan and a SERP to eligible employees and key executives who met certain age and service requirements. Both the pension plan and the SERP were frozen effective December 31, 2007. Only those employees who were hired prior to January 1, 2007 and who became participants of the plans prior to January 1, 2008 have accrued benefits under the plans. Webster Bank also provides for other post-employment medical and life insurance benefits (OPEB) to certain retired employees. The plans' measurement date coincides with Webster's December 31 fiscal year end.
The following table summarizes the changes in the benefit obligation, fair value of plan assets, and funded status of the defined benefit pension and postretirement benefit plans at December 31:

	Pension Plan		SERP		OPEB
(In thousands)	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Beginning balance	$266,414	$241,404	$2,046	$1,935	$1,998	$2,399
Interest cost	4,663	6,511	30	46	19	46
Actuarial (gain) loss	(11,131)	27,376	(77)	194	32	(307)
Benefits paid	(9,683)	(8,877)	(126)	(129)	(145)	(140)
Ending balance	250,263	266,414	1,873	2,046	1,904	1,998
Change in plan assets:
Beginning balance	266,268	239,621	—	—	—	—
Actual return on plan assets	15,261	35,524	—	—	—	—
Employer contributions	—	—	126	129	145	140
Benefits paid	(9,683)	(8,877)	(126)	(129)	(145)	(140)
Ending balance	271,846	266,268	—	—	—	—
Funded status (1)	$21,583	$(146)	$(1,873)	$(2,046)	$(1,904)	$(1,998)
(1)The overfunded (underfunded) status of each plan is respectively included in accrued interest receivable and other assets or accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets, as applicable.
The following table summarizes the weighted-average assumptions used to determine the benefit obligation at December 31:

	Pension Plan		SERP		OPEB
	2021	2020	2021	2020	2021	2020
Discount rate	2.65%	2.29%	2.45%	1.91%	1.99%	1.40%
Assumed healthcare cost trend rate	n/a	n/a	n/a	n/a	6.25%	6.50%
The following table summarizes the amounts recorded in accumulated other comprehensive (loss) income that have not yet been recognized in net periodic benefit (income) cost at December 31:

	Pension Plan		SERP		OPEB
(In thousands)	2021	2020	2021	2020	2021	2020
Net actuarial loss (gain)	$41,792	$57,902	$658	$773	$(620)	$(690)
Deferred tax benefit (expense)	8,636	12,881	136	172	(128)	(153)
Net amount recorded in (AOCL) AOCI	$33,156	$45,021	$522	$601	$(492)	$(537)
The following table summarizes the components of net periodic benefit (income) cost for the years ended December 31:

	Pension Plan			SERP			OPEB
(In thousands)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Interest cost	4,663	6,511	7,941	30	46	65	19	46	85
Expected return on plan assets	(14,385)	(13,522)	(11,436)	—	—	—	—	—	—
Amortization of actuarial (gain) loss	4,102	4,027	5,705	38	23	14	(38)	(74)	(13)
Net periodic benefit (income) cost (1)	$(5,620)	$(2,984)	$2,210	$68	$69	$79	$(19)	$(28)	$72
(1)Net periodic benefit (income) cost is included in other non-interest expense on the accompanying Consolidated Statements of Income.

The following table summarizes the weighted-average assumptions used to determine net periodic benefit (income) cost for the years ended December 31:

	Pension Plan			SERP			OPEB
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	2.29%	3.07%	4.12%	1.91%	2.82%	3.95%	1.40%	2.50%	3.69%
Expected long-term rate of return on plan assets	5.50%	5.75%	6.00%	n/a	n/a	n/a	n/a	n/a	n/a
Assumed healthcare cost trend rate (1)	n/a	n/a	n/a	n/a	n/a	n/a	6.50%	6.50%	6.50%
(1)The assumed healthcare cost trend rate used to measure the expected cost of benefits covered by the OPEB for 2022 is 6.25%. The rate to which the healthcare cost trend rate is assumed to decline (ultimate trend rate) along with the year that the ultimate trend rate will be reached is 4.40% in 2030.
The discount rates used to determine the benefit obligation and net periodic benefit (income) cost for Webster's defined benefit pension and postretirement benefit plans were selected by reference to a high-quality bond yield curve, using a full yield curve approach, and matched to the timing and amount of each plan's expected benefit payments.
The following table summarizes amounts recognized in other comprehensive (loss) income, including reclassification adjustments, for the years ended December 31:

	Pension Plan			SERP			OPEB
(In thousands)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net actuarial (gain) loss	$(12,008)	$5,375	$(2,263)	$(77)	$194	$164	$33	$(307)	$(103)
Amounts reclassified from (AOCL) AOCI	(4,102)	(4,027)	(5,705)	(38)	(23)	(14)	38	74	13
Total (gain) loss recognized in (OCL) OCI	$(16,110)	$1,348	$(7,968)	$(115)	$171	$150	$71	$(233)	$(90)
At December 31, 2021, the expected future benefit payments for the defined benefit pension and postretirement benefits plans are as follows:

(In thousands)	Pension Plan	SERP	OPEB
2022	$9,969	$116	$270
2023	10,345	117	247
2024	10,787	128	224
2025	11,207	126	201
2026	11,587	124	179
Thereafter	62,419	581	609
Asset Management
The pension plan invests primarily in common collective trusts and registered investment companies. However, the pension plan's investment policy guidelines also allow for the investment in cash and cash equivalents, fixed income securities, and equity securities. Common collective trusts and registered investment companies are both benchmarked against the Standard & Poor's 500 Index. Incremental benchmarks used to assess the common collective trusts include the S&P 400 Mid Cap Index, Russell 200 Index, MSCI ACWI ex U.S. Index, and the Barclay's Capital U.S. Long Credit Index. The standard deviation should not exceed that of the composite index. The pension plan's investment strategy and asset allocations are monitored by the Company's Retirement Plans Committee with the assistance of external investment advisors, and the investment portfolio is rebalanced, as appropriate. The target asset allocation percentages for the year ended December 31, 2021 were 64.5% fixed-income investments and 35.5% equity investments. The actual asset allocation percentages for the year ended December 31, 2021 were 63.6% fixed-income investments, 35.7% equity investments, and 0.7% cash and cash equivalents.
The overall investment objective of the pension plan is to maintain a diversified portfolio with a targeted expected long-term rate of return on plan assets of approximately 5.50%. The expected long-term rate of return on plans assets is the average rate of return expected to be realized on funds invested or expected to be invested to provide for the benefits included in the benefit obligation. The expected long-term rate of return on plans assets is established at the beginning of the year based upon historical and projected returns for each asset category. Depending on market conditions, the expected long-term rate of return on plan assets may exceed or fall short of the targeted percentage.

Fair Value Measurement
The following is a description of the valuation methodologies used for the pension plan's assets measured at fair value:
Common Collective Trusts. Common collective trusts are valued based on the NAV as reported by the trustee of the funds. The funds' underlying investments, which primarily comprise fixed-income debt securities and open-end mutual funds, are valued using quoted market prices in active markets or unobservable inputs for similar assets. Therefore, common collective trusts are classified as Level 2 within the fair value hierarchy. Transactions may occur daily within a trust. If a full redemption of the trust were to be initiated, the investment advisor reserves the right to temporarily delay withdrawals from the trust in order to ensure that the liquidation of securities is carried out in an orderly business manner.
Registered Investment Companies. Registered investment companies are valued at the daily closing price as reported by the funds. Registered investment companies held by the pension plan are quoted in an active market and are classified as Level 1 within the fair value hierarchy.
Cash and Cash Equivalents. Cash and cash equivalents are recorded at cost plus accrued interest, which approximates fair value given the short time frame to maturity, and are classified as Level 1 within the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the pension plan's assets at fair value:

	At December 31,
	2021				2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common collective trusts	—	230,923	—	230,923	—	225,762	—	225,762
Registered investment companies	$39,082	$—	$—	$39,082	$39,645	$—	$—	$39,645
Cash and cash equivalents	1,841	—	—	1,841	861	—	—	861
Total pension plan assets	$40,923	$230,923	$—	$271,846	$40,506	$225,762	$—	$266,268
Multiple-Employer Defined Benefit Pension Plan
Webster Bank participates in a multi-employer plan that provides pension benefits to former employees of a bank acquired by the Company. Participation in the plan was frozen as of September 1, 2004. The plan maintains a single trust and does not segregate the assets or liabilities of its participating employers. Minimum required employer contributions are determined by an independent actuary and are calculated using a 7-year shortfall amortization factor. There are no collective bargaining agreements or other obligations requiring contributions to the plan, nor has a funding improvement plan been implemented.
The following table summarizes information related to Webster Bank's participation in the multi-employer plan:

(Dollars in thousands)				Contributions Years Ended December 31,			Funded Status At December 31,
Plan Name	Employer Identification Number	Plan Number	Surcharge Imposed	2021	2020	2019	2021	2020
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888	333	No	$692	$998	$863	At least 80%	At least 80%
Webster Bank's contributions to the multi-employer plan for the years ended December 31, 2021, 2020, and 2019 did not exceed more than 5% of total plan contributions for the plan years ended June 30, 2020, 2019, and 2018. The plan's Form 5500 was not available for the plan year ended June 30, 2021 as of the date Webster's Consolidated Financial Statements were issued. As of July 1, 2021, the date of the most recent actuarial valuation, the plan administrator confirmed that Webster Bank’s portion of the multi-employer plan was $0.5 million overfunded.
Webster Bank Retirement Savings Plan
Webster Bank sponsors a defined contribution postretirement benefit plan established under Section 401(k) of the Internal Revenue Code. Employees who have attained age 21 may elect to contribute up to 75% of their eligible compensation on either a pre-tax or post-tax basis. Webster Bank makes matching contributions equal to 100% of the first 2% and 50% of the next 6% of employees’ contributions after employees have completed one year of eligible service. If an employee fails to enroll in the plan within 90 days of hire, the employee will be automatically enrolled on a pre-tax basis with a deferral rate set at 3% of eligible compensation. Compensation and benefits expense included total employer contributions under the plan of $13.1 million, $13.8 million, and $13.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 20: Share-Based Plans
Webster maintains stock compensation plans consisting of restricted stock awards, stock options, and stock appreciation rights, with shareholder approval for up to 13.4 million shares of common stock, to better align the interests of its employees and directors with those of its shareholders. At December 31, 2021, there were 4.3 million shares of common stock available for grant, and no stock appreciation rights had been granted. Stock compensation expense is recognized over the required service vesting period for each award based on the grant-date fair value, net of estimated forfeitures, and is included as a component of compensation and benefits on the accompanying Consolidated Statements of Income.
The following table summarizes stock-based compensation plan activity for the year ended December 31, 2021:

	Non-Vested Restricted Stock Awards Outstanding				Stock Options Outstanding
	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance at January 1, 2021	547,185	$46.59	250,666	$48.77	410,701	$23.35
Granted	195,749	54.60	83,853	54.68	—	—
Vested	186,211	48.93	65,213	51.99	—	—
Forfeited	27,439	46.65	2,889	50.45	—	—
Exercised	—	—	—	—	303,089	23.45
Balance at December 31, 2021	529,284	48.77	266,417	50.03	107,612	23.05

Restricted Stock Awards
Time-based restricted stock awards vest over the applicable service period ranging from one to three years. Under the plan, the number of time-based restricted stock awards that may be granted to an eligible individual per calendar year is limited to 100,000 shares. The fair value of time-based restricted stock awards used to determine compensation expense is measured using the closing price of Webster's common stock at the grant date.
Performance-based restricted stock awards vest after a three year performance period with a share quantity dependent on the Company's performance during that period, ranging from 0% to 150%. The total grant date fair value of performance-based restricted stock awards that had vested during the years ended December 31, 2021, 2020, and 2019 was $12.5 million, $13.5 million, and $12.5 million, respectively. The fair value of performance-based restricted stock awards used to determine compensation expense is calculated using the Monte-Carlo simulation model, which allows for the incorporation of performance conditions where 50% of the performance-based shares are based on total shareholder return as compared to Webster's compensation peer group, and where the remaining 50% of the performance-based shares are based on Webster's average return on equity during the three year vesting period. Compensation expense is subject to adjustment based on management's assessment of Webster's return on equity performance relative to the target number of shares condition.
For the years ended December 31, 2021, 2020, and 2019, Webster recognized stock compensation expense, all of which pertained to its restricted stock awards, of $13.7 million, $12.2 million, and $12.6 million, respectively. The corresponding income tax benefit recognized was $5.4 million, $2.6 million, and $6.1 million for 2021, 2020, and 2019, respectively. At December 31, 2021 there was $16.0 million of unrecognized restricted stock expense related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.
Stock Options
There have been no stock options granted since 2013. Prior to that date, stock options were granted at an exercise price equal to the market value of Webster's common stock on the grant date. Each stock option grants the holder the right to acquire one share of Webster common stock over a contractual life of up to 10 years. At December 31, 2021, there were no incentive stock options outstanding and 107,612 non-qualified stock options outstanding, all of which are exercisable and have a weighted-average remaining contractual life of 1.1 years.
The total pre-tax intrinsic value of $3.5 million at December 31, 2021, or the difference between Webster's closing stock price on the last trading day of the year and the weighted-average exercise price multiplied by the number of shares, represents the aggregate intrinsic value that would have been received by the option holders had all of their outstanding vested options been exercised on December 31, 2021. For the years ended December 31, 2021, 2020, and 2019, the total intrinsic value of the options exercised was $9.0 million, $0.1 million, and $2.4 million, respectively.

Note 21: Segment Reporting
Webster’s operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Retail Banking. These segments reflect how executive management responsibilities are assigned, how discrete financial information is evaluated, the type of customer served, and how products and services are provided. Certain Treasury activities, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category.
Effective January 1, 2021, management realigned certain of Webster's business banking and investment services operations to better serve its customers and deliver operational efficiencies. Under this realignment, the previously reported Community Banking segment was renamed Retail Banking, and $131.0 million of goodwill was reallocated, on a relative fair value basis, from Retail Banking to Commercial Banking. There was no goodwill impairment as a result of the reorganization. Prior period amounts have been recasted to reflect the realignment.
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
Webster also allocates the provision for credit losses to each reportable segment based on management's estimate of the inherent loss content in each of the specific loan and lease portfolios. The ACL on loans and leases is included in total assets within the Corporate and Reconciling category. Business development expenses, such as merger-related and strategic initiatives costs, are also generally included in the Corporate and Reconciling category.
The following table presents balance sheet information, including the appropriate allocations, for Webster's reportable segments and the Corporate and Reconciling category:

	At December 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	15,400,886	73,564	7,663,218	11,777,931	34,915,599

	At December 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	14,732,792	80,352	7,726,287	10,051,259	32,590,690

The following tables present operating results, including the appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Year ended December 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$587,485	$168,595	$373,130	$(228,121)	$901,089
Non-interest income	112,270	102,814	67,155	41,133	323,372
Non-interest expense	257,461	135,997	296,260	55,382	745,100
Pre-tax, pre-provision net revenue	442,294	135,412	144,025	(242,370)	479,361
(Benefit) for credit losses	(51,348)	—	(3,068)	(84)	(54,500)
Income (loss) before income taxes	493,642	135,412	147,093	(242,286)	533,861
Income tax expense (benefit)	124,891	36,155	32,361	(68,410)	124,997
Net income (loss)	$368,751	$99,257	$114,732	$(173,876)	$408,864

	Year ended December 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$515,027	$162,363	$331,821	$(117,818)	$891,393
Non-interest income	90,498	100,826	74,147	19,806	285,277
Non-interest expense	260,953	140,637	317,215	40,141	758,946
Pre-tax, pre-provision net revenue	344,572	122,552	88,753	(138,153)	417,724
Provision (benefit) for credit losses	152,571	—	(14,722)	(99)	137,750
Income (loss) before income taxes	192,001	122,552	103,475	(138,054)	279,974
Income tax expense (benefit)	46,848	32,721	22,558	(42,774)	59,353
Net income (loss)	$145,153	$89,831	$80,917	$(95,280)	$220,621

	Year ended December 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$476,779	$172,685	$347,377	$(41,714)	$955,127
Non-interest income	91,184	97,041	77,149	19,941	285,315
Non-interest expense	252,485	135,586	317,494	10,385	715,950
Pre-tax, pre-provision net revenue	315,478	134,140	107,032	(32,158)	524,492
Provision for credit losses	29,714	—	8,086	—	37,800
Income (loss) before income taxes	285,764	134,140	98,946	(32,158)	486,692
Income tax expense (benefit)	70,298	35,547	20,581	(22,457)	103,969
Net income (loss)	$215,466	$98,593	$78,365	$(9,701)	$382,723

Note 22: Revenue from Contracts with Customers
The following tables summarize revenues recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers, along with other sources of non-interest income that subject to other GAAP topics, by reportable segment:

	Year ended December 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$16,946	$94,844	$50,548	$372	$162,710
Wealth and investment services	39,623	—	—	(37)	39,586
Other	1,237	7,970	903	—	10,110
Revenue from contracts with customers	57,806	102,814	51,451	335	212,406
Other sources of non-interest income	54,464	—	15,704	40,798	110,966
Total non-interest income	$112,270	$102,814	$67,155	$41,133	$323,372

	Year ended December 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$14,744	$92,693	$48,489	$106	$156,032
Wealth and investment services	32,951	—	—	(35)	32,916
Other	1,174	8,133	482	—	9,789
Revenue from contracts with customers	48,869	100,826	48,971	71	198,737
Other sources of non-interest income	41,629	—	25,176	19,735	86,540
Total non-interest income	$90,498	$100,826	$74,147	$19,806	$285,277

	Year ended December 31, 2019
(In thousands)	Commercial Banking	HSA Bank	Retail Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$15,694	$92,096	$60,014	$218	$168,022
Wealth and investment services	32,967	—	—	(35)	32,932
Other	1,151	4,945	1,243	—	7,339
Revenue from contracts with customers	49,812	97,041	61,257	183	208,293
Other sources of non-interest income	41,372	—	15,892	19,758	77,022
Total non-interest income	$91,184	$97,041	$77,149	$19,941	$285,315
Deposit service fees consist of fees earned from customer deposit accounts, such as account maintenance fees, insufficient funds, and other transactional service charges. Performance obligations for account maintenance services are satisfied on a monthly basis at a fixed transaction price, whereas performance obligations for other deposit service charges resulting from various customer-initiated transactions are satisfied at a point-in-time when the service is rendered. Payment for deposit service fees is generally received immediately or in the following month through a direct charge to the customers' accounts. On occasion, Webster may waive certain fees for its customers. Fee waivers are recognized as a reduction to revenue in the period the waiver is granted to the customer. Due to the insignificance of the amounts waived, Webster does not reduce its transaction price to reflect any variable consideration. The deposit service fees revenue stream also includes interchange fees earned from card transactions. The transaction price for interchange services is based on the transaction value and the interchange rate set by the card network. Performance obligations for interchange fees are satisfied at a point-in-time when the cardholders' transaction is authorized and settled. Payment for interchange fees is generally received immediately or in the following month.
Wealth and investment services consist of fees earned from asset management, trust administration, investment advisory services, and through facilitating securities transactions. Performance obligations for asset management and trust administration services are satisfied on a monthly basis at a transaction price based on a percentage of the month-end market value of the assets under administration. Payment for asset management and trust administration services is generally received a few days after month-end through a direct charge to the customers' accounts. Performance obligations for investment advisory services are satisfied over the period in which the services are provided through a time-based measurement of progress, and the agreed-upon transaction price with the customer varies depending on the nature of the services performed. Performance obligations for facilitating securities transactions are satisfied at the point-in-time when the securities are sold at a transaction price that is based on a percentage of the contract value. Payment for both investment advisory services and facilitating securities transactions may be received in advance of the service, but generally is received immediately or in the following month.
These disaggregated amounts are reconciled to non-interest income as presented within Note 21: Segment Reporting. Contracts with customers did not generate significant contract assets and liabilities at December 31, 2021 and 2020.

Note 23: Commitments and Contingencies
Credit-Related Financial Instruments
In the normal course of business, Webster offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, standby letters of credit, and commercial letters of credit, which involve, to varying degrees, elements of credit risk.
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

	At December 31,
(In thousands)	2021	2020
Commitments to extend credit	$6,870,095	$6,517,840
Standby letters of credit	224,061	207,201
Commercial letters of credit	58,175	30,522
Total credit-related financial instruments with off-balance sheet risk	$7,152,331	$6,755,563
Webster enters into contractual commitments to extend credit to its customers, such as revolving credit arrangements, term loan commitments, and short-term borrowing agreements, generally with fixed expiration dates or other termination clauses and that require payment of a fee. Substantially all of the Company's commitments to extend credit are contingent upon its customers maintaining specific credit standards at the time of loan funding, and are often secured by real estate collateral. Since the majority of the Company's commitments typically expire without being funded, the total contractual amount does not necessarily represent Webster's future payment requirements.
Standby letters of credit are written conditional commitments issued by the Company to guarantee its customers' performance to a third party. In the event the customer does not perform in accordance with the terms of its agreement with a third-party, Webster would be required to fund the commitment. The contractual amount of each standby letter of credit represents the maximum amount of potential future payments the Company could be required to make. Historically, the majority of Webster's standby letters of credit expire without being funded. However, if the commitment were funded, the Company has recourse against the customer. Webster's standby letter of credit agreements are often secured by cash or other collateral.
Commercial letters of credit are issued to finance either domestic or foreign customer trade arrangements. As a general rule, drafts are committed to be drawn when the goods underlying the transaction are in-transit. Similar to standby letters of credit, Webster's commercial letter of credit agreements are often secured by the underlying goods subject to trade.
An ACL is recorded within accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets to provide for the unused portion of commitments to lend that are not unconditionally cancellable by Webster. Under the CECL methodology, the calculation of the allowance generally includes the probability of funding to occur and a corresponding estimate of expected lifetime credit losses on amounts assumed to be funded. Loss calculation factors are consistent with those for funded loans using the PD and LGD applied to the underlying borrower's risk and facility grades, a draw down factor applied to utilization rates, relevant forecast information, and management's qualitative factors.
The following table summarizes the activity in the ACL on unfunded loan commitments:

	Years ended December 31,
(In thousands)	2021	2020	2019
Balance, beginning of period	$12,755	$2,367	$2,506
Adoption of CECL	—	9,139	—
Provision (benefit)	349	1,249	(139)
Balance, end of period	$13,104	$12,755	$2,367
Litigation
Webster is subject to certain legal proceedings and unasserted claims and assessments in the ordinary course of business. Legal contingencies are evaluated based on information currently available, including advice of counsel and assessment of available insurance coverage. The Company establishes an accrual for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Once established, each accrual is adjusted to reflect any subsequent developments. Legal contingencies are subject to inherent uncertainties, and unfavorable rulings may occur that could cause Webster to either adjust its litigation accrual or incur actual losses that exceed the current estimate, which ultimately could have a material adverse effect, either individually or in the aggregate, on its business, financial condition, or operating results. Webster will consider settlement of cases when it is in the best interests of the Company and its stakeholders. Webster intends to defend itself in all claims asserted against it, and management currently believes that the outcome of these contingencies will not be material, either individually or in the aggregate, to Webster or its consolidated financial position.

Note 24: Parent Company Financial Information
The following tables summarize condensed financial information for the Parent Company only:

CONDENSED BALANCE SHEETS
	December 31,
(In thousands)	2021	2020
Assets:
Cash and due from banks	$316,193	$302,315
Intercompany debt securities	150,000	150,000
Investment in subsidiaries	3,526,782	3,340,556
Alternative investments	20,163	8,970
Other assets	3,953	8,122
Total assets	$4,017,091	$3,809,963
Liabilities and shareholders’ equity:
Senior notes	$485,611	$490,343
Junior subordinated debt	77,320	77,320
Accrued interest payable	5,861	5,862
Due to subsidiaries	488	324
Other liabilities	9,486	1,489
Total liabilities	578,766	575,338
Shareholders’ equity	3,438,325	3,234,625
Total liabilities and shareholders’ equity	$4,017,091	$3,809,963

CONDENSED STATEMENTS OF INCOME
	Years ended December 31,
(In thousands)	2021	2020	2019
Income:
Dividend income from bank subsidiary	$200,000	$20,000	$360,000
Interest on securities and deposits	3,444	5,530	10,728
Alternative investments income (loss)	13,033	2,467	(256)
Other non-interest income	75	634	382
Total income	216,552	28,631	370,854
Expense:
Interest expense on borrowings	16,876	18,684	21,062
Non-interest expense	32,187	16,426	15,527
Total expense	49,063	35,110	36,589
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	167,489	(6,479)	334,265
Income tax benefit	3,121	4,572	4,671
Equity in undistributed earnings of subsidiaries	238,254	222,528	43,787
Net income	$408,864	$220,621	$382,723

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Years ended December 31,
(In thousands)	2021	2020	2019
Net income	$408,864	$220,621	$382,723
Other comprehensive (loss) income, net of tax:
Derivative instruments	226	2,622	1,479
Other comprehensive (loss) income of subsidiaries	(65,062)	75,706	93,101
Other comprehensive (loss) income, net of tax	(64,836)	78,328	94,580
Comprehensive income	$344,028	$298,949	$477,303

CONDENSED STATEMENTS OF CASH FLOWS
	Years ended December 31,
(In thousands)	2021	2020	2019
Operating activities:
Net income	$408,864	$220,621	$382,723
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(238,254)	(222,528)	(43,787)
Other, net	3,562	29,697	23,681
Net cash provided by operating activities	$174,172	$27,790	$362,617

Investing activities:
Alternative investments (capital call), net of distributions	(6,304)	(3,751)	(1,850)
Investment in subsidiaries	—	—	(296,000)
Net cash (used in) investing activities	(6,304)	(3,751)	(297,850)
Financing activities:
Issuance of long-term debt	—	—	296,358
Cash dividends paid to common shareholders	(145,223)	(144,967)	(140,783)
Cash dividends paid to preferred shareholders	(7,875)	(7,875)	(7,875)
Exercise of stock options	3,492	240	619
Common stock repurchased and acquired from stock compensation plan activity	(4,384)	(80,062)	(19,619)
Net cash (used in) provided by financing activities	(153,990)	(232,664)	128,700

Net increase (decrease) in cash and cash equivalents	13,878	(208,625)	193,467
Cash and cash equivalents at beginning of year	302,315	510,940	317,473
Cash and cash equivalents at end of year	$316,193	$302,315	$510,940
Note 25: Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Financial Statements and accompanying Notes thereto through the date of issuance, and determined that, except for the mergers and acquisitions that are discussed within Note 3: Business Developments, no other significant events were identified requiring recognition or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management has performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures designed to ensure that (i) the information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2021, that materially affected, or would be reasonably likely to materially affect, the Company's internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of Webster Financial Corporation and its Subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule13a-15(f) under the Securities Exchange Act of 1934). The Company's internal control over financial reporting is a process designed, under the supervision of our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2021, is included below under the heading Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Webster Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Webster Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP (185)
Hartford, Connecticut
February 25, 2022

ITEM 9B. OTHER INFORMATION
Not applicable

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers, and Corporate Governance
Webster has adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and employees, including its principal executive officer, principal financial officer, and principal accounting officer. Webster has also adopted a Corporate Governance Policy and a charter for each of Board of Directors' standing committees, which include the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Executive Committee, and Risk Committee. Webster's Code of Business Conduct and Ethics, Corporate Governance Policy, and the charters of the Audit, Compensation, and Nominating and Corporate Governance Committees can be found on its internet website (www.wbst.com).
A printed copy of any of these documents can be obtained, without charge, directly from the Company at the following address:
Webster Financial Corporation
200 Elm Street
Stamford, Connecticut 06902
Attn: Investor Relations
Telephone: (203) 578-2202
Information regarding directors and executive officers, and additional information regarding corporate governance, will be included under the sections captioned "Information as to Nominees," "Director Qualifications and Nominations," "Named Executive Officers of Webster Financial Corporation," "Committees of the Board; Code of Business Conduct and Ethics and Corporate Governance Guidelines," and "Delinquent Section 16(a) Reports" (if required to be included) in the Proxy Statement, which is incorporated herein by reference. The Proxy Statement is required to be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included under the sections captioned "Compensation of Directors," "Named Executive Officers of Webster Financial Corporation," "Compensation of Named Executive Officers," and "Compensation Discussion and Analysis" in the Proxy Statement, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes Webster's equity compensation plans in effect as of December 31, 2021:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Awards (1)	Weighted-Average Exercise Price of Outstanding Awards (2)	Number of Shares Remaining Available for Future Issuance (3)
Equity compensation plans approved by shareholders	507,238	$23.05	4,951,868
Equity compensation plans not approved by shareholders	—	—	—
Total	507,238	$23.05	4,951,868
(1)Includes 399,626 of performance-based restricted shares (assuming maximum performance) and 107,612 stock options.
(2)The weighted-average exercise price does not take the performance-based restricted shares into account as there is no exercise price.
(3)Includes 602,833 shares available for future issuance under the Employee Stock Purchase Plan.
Additional information regarding security ownership of certain beneficial owners and management and related stockholder matters can be found within Note 20: Share-Based Plans in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of this report, and will be included under the sections captioned "Securities Owned by Management" and "Principal Holders of Voting Securities of Webster" in the Proxy Statement, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence will be included under the sections captioned "Compensation Committee Interlocks and Insider Participation," "Transactions with Related Persons," "Policies and Procedures Regarding Transactions with Related Persons," and "Director Independence" in the Proxy Statement, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services will be included under the section captioned "Auditor Fee Information" in the Proxy Statement, which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
The Company’s consolidated financial statements, including the notes thereto, and the report of the independent registered public accounting firm thereon, are included in Part II - Item 8. Financial Statements and Supplementary Data.
Financial Statement Schedules
All financial statement schedules for the Company have been included in the consolidated financial statements or the notes thereto, or are either inapplicable or not required and therefore have been omitted.
Exhibits
A list of exhibits to this Form 10-K is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
2	Agreement and Plan of Merger, dated as of April 18, 2021, by and between Sterling Bancorp and Webster Financial Corporation		8-K	2.1	4/23/2021
3	Certificate of Incorporation and Bylaws
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.4	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.5	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.7	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.8	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.9	Certificate of Designations establishing the rights of the Company's 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.10	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.11	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
4	Instruments Defining the Rights of Security Holders
4.1	Description of the Securities of the Registrant	X
4.2	Specimen common stock certificate		10-K	4.1	3/10/2006
4.3	Junior Subordinated Indenture, dated as of January 29, 1997, between the Company and The Bank of New York, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-K	10.41	3/27/1997
4.4	Deposit Agreement, dated as of December 12, 2017, by and among the Company, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts		8-K	4.1	12/12/2017
4.5.1	Deposit Agreement, dated as of March 19, 2013, by and among Astoria Financial Corporation, Computershare Shareowner Services, LLC, as depositary, and the holders from time to time of the depositary receipts described therein		8-K	4.1	2/1/2022
4.5.2	First Amendment to the Deposit Agreement, effective as of October 2, 2017, by and between Sterling Bancorp (as successor in interest to Astoria Financial Corporation) and Computershare Inc. (as successor in interest to Computershare Shareowner Services LLC)		8-K	4.2	2/1/2022
4.5.3	Second Amendment to Deposit Agreement, dated as of January 31, 2022, by and among Webster Financial Corporation, Sterling Bancorp, Computershare Inc. and Broadridge Corporate Issuer Solutions, Inc.		8-K	4.3	2/1/2022
4.6	Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee		8-K	4.1	2/11/2014
4.7	Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to the Company’s 4.375% Senior Notes due February 15, 2024		8-K	4.2	2/11/2014
4.8	Form of specimen stock certificate for the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	4.3	12/12/2017
4.9	Senior Debt Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as trustee		8-K	4.1	3/25/2019
4.10	Supplemental Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as trustee		8-K	4.2	3/25/2019
4.11	Junior Subordinated Indenture, dated as of September 17, 2003, between the Company and US Bank, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-Q	4	5/6/2021

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
10	Material Contracts (1)
10.1	Webster Financial Corporation 2021 Stock Incentive Plan		DEF 14A	A	3/19/2021
10.2	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005		8-K	10.2	12/21/2007
10.3	Amendment No. 1 to the Amended and Restated Deferred Compensation Plan for Directors and Officers		8-K	10.3	12/21/2007
10.4	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan for Employees of Webster Bank		8-K	10.1	12/21/2007
10.5	Qualified Performance-Based Compensation Plan		DEF 14A	A	3/15/2013
10.6	Employee Stock Purchase Plan, as amended and restated effective April 1, 2019		10-Q	10.1	5/7/2019
10.7	Form of Change in Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and Glenn I. MacInnes		8-K	10.1	12/27/2012
10.8	Non-Competition Agreement, dated as of February 22, 2017, between Webster Bank, N.A., and Glenn I. MacInnes		10-K	10.20	3/1/2017
10.9	Retention Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and Glenn I. MacInnes		8-K	10.2	2/1/2022
10.10	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Daniel Bley		10-Q	10.1	5/5/2017
10.11	Form of Change in Control Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley		10-K	10.13	2/28/2013
10.12	Change in Control Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.13	2/28/2014
10.13	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Charles Wilkins		10-Q	10.5	5/5/2017
10.14	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and John Ciulla		10-K	10.18	3/1/2018
10.15	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and John Ciulla		10-Q	10.2	5/5/2017
10.16	Retention Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and John R. Ciulla		8-K	10.1	2/1/2022
10.17	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Christopher Motl		10-Q	10.4	5/5/2017
10.18	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and Brian Runkle		10-K	10.23	3/1/2018
10.19	Non-Solicitation Agreement, dated as of February 26, 2018 by and between Webster Financial Corporation and Brian Runkle		10-K	10.24	3/1/2018
10.20	Change in Control Agreement, dated as of July 16, 2018, by and between Webster Financial Corporation and Karen Higgins-Carter		10-Q	10.25	8/3/2018
10.21	Non-Solicitation Agreement, dated as of July 16, 2018, by and between Webster Financial Corporation and Karen Higgins-Carter		10-Q	10.26	11/5/2018
10.22	Change in Control Agreement, dated as of November 2, 2020, by and between Webster Financial Corporation and Jonathan Roberts		10-K	10.24	2/26/2021
10.23	Non-Competition Agreement, dated as of November 2, 2020, by and between Webster Financial Corporation and Jonathan Roberts		10-K	10.25	2/26/2021
10.24	Letter Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and Jack L. Kopnisky		8-K	10.3	2/1/2022
10.25	Retention Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and Luis Massiani		8-K	10.4	2/1/2022
10.26	Provident Bank 2005 Supplemental Executive Retirement Plan	X

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
10.27	Sterling Bancorp 2014 Stock Incentive Plan		S-8 POS	4.8	2/1/2022
10.28	Form of Stock Option Award Agreement Pursuant to the Sterling Bancorp 2014 Stock Incentive Plan	X
10.29	Sterling Bancorp Amended and Restated 2015 Omnibus Equity and Incentive Plan, as amended		S-8 POS	4.7	2/1/2022
10.30	Form of Stock Option Award Agreement Pursuant to the Sterling Bancorp Amended and Restated 2015 Omnibus Equity and Incentive Plan	X
10.31	Form of Performance Award Agreement Pursuant to the Sterling Bancorp Amended and Restated 2015 Omnibus Equity and Incentive Plan	X
10.32	Form of NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp Amended and Restated 2015 Omnibus Equity and Incentive Plan	X
10.33	Form of non-NEO Restricted Stock Award Agreement Pursuant to the Sterling Bancorp Amended and Restated 2015 Omnibus Equity and Incentive Plan	X

21	Subsidiaries	X
23	Consent of KPMG LLP	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X (2)

101	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL) includes; (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Shareholders' Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes To Consolidated Financial Statements, tagged in summary and in detail	X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	X
(1)Material contracts are management contracts, or compensatory plans, or arrangements in which directors or executive officers are eligible to participate.
(2)Exhibit is furnished herewith and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 16. FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

WEBSTER FINANCIAL CORPORATION

By	/s/ John R. Ciulla
John R. Ciulla
President, Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022.

Signature:	Title:

/s/ John R. Ciulla	President, Chief Executive Officer, and Director
John R. Ciulla	(Principal Executive Officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial Officer
Glenn I. MacInnes	(Principal Financial Officer)

/s/ Albert J. Wang	Executive Vice President and Chief Accounting Officer
Albert J. Wang	(Principal Accounting Officer)

/s/ Jack L. Kopnisky	Chairman of the Board
Jack L. Kopnisky

/s/ William L. Atwell	Lead Director
William L. Atwell

/s/ John P. Cahill	Director
John P. Cahill

/s/ E. Carol Hayles	Director
E. Carol Hayles

/s/ Linda H. Ianieri	Director
Linda H. Ianieri

/s/ Mona Aboelnaga Kanaan	Director
Mona Aboelnaga Kanaan

/s/ James L. Landy	Director
James L. Landy

/s/ Maureen B. Mitchell	Director
Maureen B. Mitchell

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Richard L. O'Toole	Director
Richard L. O'Toole

/s/ Mark Pettie	Director
Mark Pettie

/s/ Lauren C. States	Director
Lauren C. States

/s/ William E. Whiston	Director
William E. Whiston