Form 10-Q
period 2022-03-31
WEBSTER FINANCIAL CORP
filed 2022-05-13
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
or
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
(203) 578-2202
(Registrant's telephone number, including area code)
______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WBS	New York Stock Exchange
Depositary Shares, each representing 1/1000th interest in a share	WBS-PrF	New York Stock Exchange
of 5.25% Series F Non-Cumulative Perpetual Preferred Stock
Depositary Shares, each representing 1/40th interest in a share	WBS-PrG	New York Stock Exchange
of 6.50% Series G Non-Cumulative Perpetual Preferred Stock
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
At April 29, 2022, the number of shares of common stock, par value $.01 per share, outstanding was 178,099,467.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
(AOCL) AOCI	Accumulated other comprehensive (loss) income
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Bend	Bend Financial, Inc.
BHC Act	Bank Holding Company Act of 1956, as amended
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligations
CMBS	Non-agency commercial mortgage-backed securities
COVID-19	Coronavirus
DTA	Deferred tax asset
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
LGD	Loss given default
LIHTC	Low income housing tax credit
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration Paycheck Protection Program
ROU	Right-of-use
SALT	State and local tax
SEC	United States Securities and Exchange Commission
SERP	Supplemental executive defined benefit retirement plan
SOFR	Secured overnight financing rate
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables - Troubled Debt Restructurings by Creditors"
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

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
Forward-looking statements are based on Webster’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Webster’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause our actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
▪our ability to successfully integrate the operations of Webster and Sterling Bancorp (Sterling) and realize the anticipated benefits of the merger, including our ability to successfully complete our core conversion in the anticipated timeframe, and our ability to develop and successfully complete, if implemented, a plan to consolidate our corporate real estate;
▪our ability to successfully execute our business plan and strategic initiatives, and manage any risks or uncertainties;
▪local, regional, national, and international economic conditions, and the impact they may have on us and our customers;
▪volatility and disruption in national and international financial markets;
▪the potential adverse effects of the ongoing novel coronavirus (COVID-19) pandemic, Russia's invasion of Ukraine, or other unusual and infrequently occurring events, and any governmental or societal responses thereto;
▪changes in laws and regulations, including those concerning banking, taxes, dividends, securities, insurance, and healthcare, with which we and our subsidiaries must comply;
▪adverse conditions in the securities markets that lead to impairment in the value of our investment securities and goodwill;
▪inflation, changes in interest rates, and monetary fluctuations;
▪the replacement of and transition from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) as the primary interest rate benchmark;
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
▪changes in the competitive environment among banks, financial holding companies, and other traditional and non-traditional financial services providers;
▪changes in the level of non-performing assets and charge-offs;
▪changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;
▪the effect of changes in accounting policies and practices applicable to us, including impacts of recently adopted accounting guidance;
▪legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; and
▪our ability to appropriately address any environmental, social, governmental, and sustainability concerns that may arise from our business activities.
Any forward-looking statement in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause Webster's actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Webster undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.
iii

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This discussion and analysis provides information that management believes is necessary to understand the Company's financial condition, changes in financial condition, results of operations, and cash flows for the quarter ended March 31, 2022 as compared to 2021. The following discussion should be read in conjunction with Webster Financial Corporation's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2021, included in Webster Financial Corporation's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 25, 2022, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Item 1. Financial Statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
Executive Summary
Nature of Operations
Webster Financial Corporation (the Holding Company) is a bank holding company and financial holding company under the Bank Holding Company Act of 1956, as amended (BHC Act), incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. Webster Bank, National Association (Webster Bank) is the principal consolidated subsidiary of Webster Financial Corporation. Webster Bank, and its HSA Bank division (HSA Bank), deliver a wide range of banking, investment, and financial services to individuals, families, and businesses. Webster Bank serves consumer and business customers with mortgage lending, financial planning, trust, and investment services through a distribution network consisting of banking centers, ATMs, a customer care center, and a full range of web and mobile-based banking services throughout the northeastern U.S. from New York to Massachusetts, with certain businesses operating in extended geographies. Webster Bank also offers equipment financing, warehouse lending, commercial real estate lending, asset-based lending, and treasury management solutions. HSA Bank is a leading provider of health savings accounts (HSAs), and delivers health reimbursement arrangements and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states.
Mergers and Acquisitions
On January 31, 2022, Webster completed its previously announced merger with Sterling in an all-stock transaction valued at $5.2 billion. The merger expanded Webster's geographic footprint and combined two complementary organizations to create one of the largest commercial banks in the northeastern U.S. At March 31, 2022, the combined company had $65.1 billion in assets, $43.5 billion in loans and leases, and $54.4 billion in deposits, and operated 202 financial centers throughout southern New England and metro and suburban New York. In addition, on February 18, 2022, Webster acquired 100% of the equity interests of Bend Financial, Inc. (Bend), a cloud-based platform solution provider for HSAs, in exchange for cash. The Bend acquisition accelerates Webster’s efforts underway to deliver enhanced user experiences at HSA Bank. Financial results for historical reporting periods reflect only the results of Webster's operations prior to the corresponding merger or acquisition.
The successful integration of Webster and Sterling’s operations will depend on the Company’s ability to successfully consolidate operations, its management teams, corporate cultures, systems and procedures, and eliminate redundancies and costs. Noteworthy accomplishments include the rebranding of branches and digital assets, the implementation of strong governance controls and organizational structures, the coordination of credit policies and procedures, the selection of certain key operating systems, and the launch of culture-shaping offsite workshops attended by substantially all of the Company's senior leaders, with an expected rollout to the entire organization by the end of the year. Current initiatives under development include the outline of a preliminary corporate real estate consolidation strategy to reduce the Company’s corporate facility square footage by approximately 45%, primarily throughout New York and Connecticut. In addition, key operating systems and process integration activities are underway, and Webster is well positioned to successfully execute its core conversion targeted for mid-2023.
In connection with the Sterling merger, Webster re-evaluated its strategic priorities as a combined organization, which resulted in modifications to the Company's strategic initiatives that were announced in December 2020. As a result, the Company released $3.8 million from its previously recorded severance accrual during the first quarter of 2022, with a corresponding adjustment to earnings.
Additional information regarding Webster's mergers and acquisitions and its strategic initiatives can be found within Note 2: Mergers and Acquisitions and Note 3: Strategic Initiatives in the Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements, respectively.

Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2022	2021
Income and performance ratios:
Net (loss) income	$(16,747)	$108,078
Net (loss) income available to common shareholders	(20,178)	106,109
(Loss) earnings per diluted common share	(0.14)	1.17
Return on average assets (annualized)	(0.12)%	1.31%
Return on average common tangible common shareholders' equity (annualized) (non-GAAP)	(1.36)	16.79
Return on average common shareholders' equity (annualized)	(1.25)	13.65
Non-interest income as a percentage of total revenue	20.88	25.54
Asset quality:
Allowance for credit losses on loans and leases	$569,371	$328,351
Non-performing assets	251,206	152,808
Allowance for credit losses on loans and leases / total loans and leases	1.31%	1.54%
Net charge-offs (recoveries) / average loans and leases (annualized)	0.10	0.10
Non-performing loans and leases / total loans and leases	0.57	0.71
Non-performing assets / total loans and leases plus OREO	0.58	0.72
Allowance for credit losses on loans and leases / non-performing loans and leases	229.48	218.29
Other ratios:
Tangible equity (non-GAAP)	8.72%	8.30%
Tangible common equity (non-GAAP)	8.26	7.85
Tier 1 risk-based capital	12.05	12.55
Total risk-based capital	14.41	14.08
CET1 risk-based capital	11.46	11.89
Shareholders' equity / total assets	12.55	9.84
Net interest margin	3.21	2.92
Efficiency ratio (non-GAAP)	48.73	58.46
Equity and share related:
Common equity	$7,893,156	$3,127,891
Book value per common share	44.32	34.60
Tangible book value per common share (non-GAAP)	28.94	28.41
Common stock closing price	56.12	55.11
Dividends and equivalents declared per common share	0.40	0.40
Common shares issued and outstanding	178,102	90,410
Weighted-average common shares outstanding - basic	147,394	89,809
Weighted-average common shares outstanding - diluted	147,394	90,108
Non-GAAP Financial Measures
The non-GAAP financial measures identified in the preceding table provide both management and investors with information useful in understanding Webster's financial position, results of operations, the strength of its capital position, and overall business performance. These measures are used by management for internal planning and forecasting purposes, as well as by securities analysts, investors, and other interested parties to assess peer company operating performance. Management believes this presentation, together with the accompanying reconciliations, provides a complete understanding of the factors and trends affecting Webster's business and allows investors to view its performance in a similar manner.
Tangible book value per common share represents shareholders’ equity less preferred stock and goodwill and other intangible assets (tangible common equity) divided by common shares outstanding at the end of the reporting period. The tangible common equity ratio represents tangible common equity divided by total assets less goodwill and other intangible assets (tangible assets). Both of these measures are used by management to evaluate the strength of Webster's capital position. The annualized return on average tangible common shareholders' equity is calculated using net income available to common shareholders, adjusted for the annualized tax-effected amortization of intangible assets, as a percentage of average tangible common equity. This measure is used by management to assess Webster's performance against its peer financial institutions. The efficiency ratio, which represents the costs expended to generate a dollar of revenue, is calculated excluding certain non-operational items in order to measure how well Webster is managing its recurring operating expenses.

These non-GAAP financial measures should not be considered a substitute for GAAP basis financial measures. Because non-GAAP financial measures are not standardized, it may not be possible to compare these with other companies that present financial measures having the same or similar names.
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At March 31,
(Dollars and shares in thousands, except per share data)	2022	2021
Tangible book value per common share:
Shareholders' equity	$8,177,135	$3,272,928
Less: Preferred stock	283,979	145,037
Goodwill and other intangible assets	2,738,353	559,617
Tangible common shareholders' equity	$5,154,803	$2,568,274
Common shares outstanding	178,102	90,410
Tangible book value per common share	$28.94	$28.41

Tangible common equity ratio:
Tangible common shareholders' equity	$5,154,803	$2,568,274
Total assets	$65,131,484	$33,259,037
Less: Goodwill and other intangible assets	2,738,353	559,617
Tangible assets	$62,393,131	$32,699,420
Tangible common equity ratio	8.26%	7.85%

	Three months ended March 31,
(Dollars in thousands)	2022	2021
Return on average tangible common shareholders' equity:
Net income	$(16,747)	$108,078
Less: Preferred stock dividends	3,431	1,969
Add: Intangible assets amortization, tax-affected	5,046	900
Income adjusted for preferred stock dividends and intangible assets amortization	$(15,132)	$107,009
Income adjusted for preferred stock dividends and intangible assets amortization (annualized)	$(60,528)	$428,036
Average shareholders' equity	$6,691,490	$3,254,203
Less: Average preferred stock	236,121	145,037
Average goodwill and other intangible assets	2,007,266	560,173
Average tangible common shareholders' equity	$4,448,103	$2,548,993
Return on average tangible common shareholders' equity	(1.36)%	16.79%

Efficiency ratio:
Non-interest expense	$359,785	$187,982
Less: Foreclosed property activity	(75)	91
Intangible assets amortization	6,387	1,139
Operating lease depreciation	1,632	—
Merger-related expenses	108,495	—
Other expense (1)	(4,140)	9,441
Non-interest expense	$247,486	$177,311
Net interest income	$394,248	$223,764
Add: Tax-equivalent adjustment	8,158	2,495
Non-interest income	104,035	76,757
Other income (2)	3,082	277
Less: Operating lease depreciation	1,632	—
Income	$507,891	$303,293
Efficiency ratio	48.73%	58.46%
(1)Other expense (non-GAAP) includes the net charges associated with our strategic initiatives.
(2)Other income (non-GAAP) includes the taxable equivalent of net income from low income housing tax-credit (LIHTC) investments.

Net Interest Income
Net interest income is Webster's primary source of revenue, representing 79.1% and 74.5% of total revenues for the three months ended March 31, 2022, and 2021, respectively, and is the difference between interest income on interest-earning assets, such as loans and leases and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund interest-earning assets and other activities. Net interest margin is calculated as the ratio of tax-equivalent net interest income to average interest-earning assets. Tax-equivalent adjustments are determined assuming a statutory federal income tax rate of 21%.
Net interest income and net interest margin are influenced by the volume and mix of interest-earning assets and interest-bearing liabilities, changes in interest rate levels, re-pricing frequencies, contractual maturities, prepayment behavior, and the use of interest rate derivative financial instruments. These factors are affected by changes in economic conditions, which impacts monetary policies, competition for loans and deposits, as well as the extent of interest lost on non-performing assets.
Net interest income increased $170.4 million, or 76.2%, from $223.8 million for the three months ended March 31, 2021, to $394.2 million for the three months ended March 31, 2022. On a fully tax-equivalent basis, net interest income increased $176.1 million. Net interest margin increased 29 basis points from 2.92% for the three months ended March 31, 2021, to 3.21% for the three months ended March 31, 2022. The increase is primarily attributed to the merger with Sterling, and includes net purchase accounting accretion from acquired loans and leases, investment securities, and interest-bearing liabilities.
Average interest-earning assets increased $19.2 billion, or 61.6%, from $31.1 billion for the three months ended March 31, 2021, to $50.3 billion for the three months ended March 31, 2022, primarily due to increases of $14.4 billion and $4.5 billion in average loans and leases and average investment securities, respectively. The average yield on interest-earning assets increased 25 basis points from 3.08% for the three months ended March 31, 2021, to 3.33% for the three months ended March 31, 2022. The increase in interest-earning assets and the increase in average yield were both impacted by the Sterling merger.
Average interest-bearing liabilities increased $17.9 billion, or 60.7%, from $29.5 billion for the three months ended March 31, 2021, to $47.4 billion for the three months ended March 31, 2022, primarily due to increases of $17.6 billion and $0.3 billion in average deposits and average long-term debt, partially offset by a decrease of $124.9 million in average FHLB advances. Average deposit growth was primarily impacted by the merger with Sterling and the strong liquidity position of retail and commercial customers. The average rate on interest-bearing liabilities decreased 3 basis points from 0.16% for the three months ended March 31, 2021, to 0.13% for the three months ended March 31, 2022, primarily due to customers' migration from higher cost time deposits to more liquid, lower cost deposit products, which was partially offset by the the subordinated debt assumed from Sterling in the merger.

The following table summarizes daily average balances, interest, and average yield/rate by major category, and net interest margin on a fully tax-equivalent basis:

	Three months ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate

Assets
Interest-earning assets:
Loans and leases (1)	$35,912,829	$349,417	3.90%	$21,481,320	$191,288	3.57%
Investment Securities: (2)
Taxable	11,461,292	57,467	2.02	8,152,754	40,944	2.05
Non-taxable	1,960,251	9,802	2.00	737,321	5,333	2.89
Total investment securities	13,421,543	67,269	2.02	8,890,075	46,277	2.12
FHLB and FRB stock	166,357	821	2.00	77,632	237	1.24
Interest-bearing deposits (3)	799,265	453	0.23	680,367	176	0.10
Loans held for sale	17,918	26	0.58	14,351	91	2.54
Total interest-earning assets	50,317,912	$417,986	3.33%	31,143,745	$238,069	3.08%
Non-interest-earning assets	4,490,665			1,982,315
Total assets	$54,808,577			$33,126,060
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$11,263,282	$—	—%	$6,436,858	$—	—%
Health savings accounts	7,759,465	1,087	0.06	7,451,175	1,607	0.09
Interest-bearing checking, money market, and savings	24,316,436	5,019	0.08	11,995,473	1,720	0.06
Time deposits	2,544,286	1,293	0.21	2,371,026	3,112	0.53
Total deposits	45,883,469	7,399	0.07	28,254,532	6,439	0.09
Securities sold under agreements to repurchase	577,039	956	0.66	457,694	622	0.54
Federal funds purchased	—	—	—	65,034	13	0.08
Other borrowings	—	1	—	—	—	—
FHLB advances	10,936	56	2.03	135,787	513	1.51
Long-term debt (2)	896,310	7,168	3.34	567,058	4,223	3.23
Total borrowings	1,484,285	8,181	2.26	1,225,573	5,371	1.82
Total interest-bearing liabilities	47,367,754	$15,580	0.13%	29,480,105	$11,810	0.16%
Non-interest-bearing liabilities	749,333			391,752
Total liabilities	48,117,087			29,871,857
Preferred stock	236,121			145,037
Common shareholders' equity	6,455,369			3,109,166
Total shareholders' equity	6,691,490			3,254,203
Total liabilities and shareholders' equity	$54,808,577			$33,126,060
Tax-equivalent net interest income		$402,406			$226,259
Less: Tax-equivalent adjustments		(8,158)			(2,495)
Net interest income		$394,248			$223,764
Net interest margin (4)			3.21%			2.92%

(1)Non-accrual loans have been included in the computation of average balances.
(2)For the purposes of our average yield/rate and margin computations, unsettled trades on investment securities and unrealized gain (loss) balances on securities available-for-sale and senior fixed-rate notes hedges are excluded.
(3)Interest-bearing deposits are a component of cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows included in Part I - Item 1. Financial Statements.
(4)Tax-equivalent net interest margin approximates net interest margin for all periods presented.

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended March 31,
	2022 vs. 2021 Increase (decrease) due to			2021 vs. 2020 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$54,161	$103,968	$158,129	$(40,473)	$14,843	$(25,630)
Investment securities	(446)	21,438	20,992	(16,150)	4,019	(12,131)
FHLB and FRB stock	313	271	584	(531)	(482)	(1,013)
Interest-bearing deposits	246	31	277	(1,732)	1,716	(16)
Loans held for sale	2	(67)	(65)	(23)	(61)	(84)
Total interest income	$54,276	$125,641	$179,917	$(58,909)	$20,035	$(38,874)
Change in interest on interest-bearing liabilities:
Health savings accounts	$(587)	$67	$(520)	$(2,025)	$336	$(1,689)
Interest-bearing checking, money market, and savings	3,000	299	3,299	(13,460)	2,777	(10,683)
Time deposits	(1,008)	(811)	(1,819)	(6,224)	(2,808)	(9,032)
Securities sold under agreements to repurchase	171	163	334	(334)	67	(267)
Federal funds purchased	—	(13)	(13)	(199)	(2,628)	(2,827)
Other borrowings	1	—	1	—	—	—
FHLB advances	14	(471)	(457)	(190)	(6,165)	(6,355)
Long-term debt	292	2,653	2,945	(1,164)	158	(1,006)
Total interest expense	$1,883	$1,887	$3,770	$(23,596)	$(8,263)	$(31,859)
Net change in net interest income	$52,393	$123,754	$176,147	$(35,313)	$28,298	$(7,015)
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
Average loans and leases increased $14.4 billion, or 67.2%, from $21.5 billion for the three months ended March 31, 2021 to $35.9 billion for the three months ended March 31, 2022, which was primarily due to the merger with Sterling, as well as loan growth across the residential and commercial categories. This growth was partially offset by lower Paycheck Protection Program (PPP) loan balances. At March 31, 2022, and 2021, the loan and lease portfolio comprised 71.4% and 69.0% of total average interest-earning assets, respectively. The average yield on loans and leases increased 33 basis points from 3.57% for the three months ended March 31, 2021, to 3.90% for the three months ended March 31, 2022, primarily due to purchase accounting accretion on acquired loans and leases.
Average taxable and non-taxable investment securities increased $4.5 billion, or 51.0%, from $8.9 billion for the three months ended March 31, 2021 to $13.4 billion for the three months ended March 31, 2022, primarily due to the merger with Sterling. At March 31, 2022, and 2021, the investment securities portfolio comprised 26.7% and 28.5% of total average interest-earning assets, respectively. The average yield on investment securities decreased 10 basis points from 2.12% for the three months ended March 31, 2021, to 2.02% for the three months ended March 31, 2022. This was primarily due to the interest rate environment, which was partially offset by a higher average yield on the acquired Sterling investment securities net of purchase premium amortization.
Average total deposits increased $17.6 billion, or 62.4%, from $28.3 billion for the three months ended March 31, 2021, to $45.9 billion for the three months ended March 31, 2022, reflecting increases of $4.8 billion and $12.8 billion in non-interest-bearing deposits and interest-bearing deposits, respectively. The overall increase in deposits was primarily due to the merger with Sterling, as well as the strong liquidity position of retail and commercial customers. At March 31, 2022, and 2021, deposits comprised 96.9% and 95.8% of total average interest-bearing liabilities, respectively. The average rate on deposits decreased 2 basis points from 0.09% for the three months ended March 31, 2021, to 0.07% for the three months ended March 31, 2022, primarily due to the interest rate environment and the run-off of higher cost time deposits. Higher cost time deposits as a percentage of total interest-bearing deposits decreased from 10.9% for the three months ended March 31, 2021, to 7.3% for the three months ended March 31, 2022, primarily due to customers' migration to more liquid, lower cost deposit products.
Average long-term debt increased $329.2 million, or 58.1%, from $567.1 million for the three months ended March 31, 2021 to $896.3 million for the three months ended March 31, 2022, primarily due to the merger with Sterling. At March 31, 2022, and 2021, long-term debt comprised 1.89% and 1.92% of total average interest-bearing liabilities, respectively. The average rate on long-term debt increased 11 basis points from 3.23% for the three months ended March 31, 2021 to 3.34% for the three months ended March 31, 2022, primarily due to the subordinated debt assumed from Sterling in the merger.

Provision for Credit Losses
The provision for credit losses increased $214.6 million, or 833.4%, from a benefit of $25.8 million for the three months ended March 31, 2021 to an expense of $188.8 million for the three months ended March 31, 2022. The increase is primarily attributed to the establishment of the initial ACL of $175.1 million for non-purchased credit-deteriorated (PCD) loans and leases that were acquired from Sterling. During the three months ended March 31, 2022 and 2021, total net charge-offs were $8.9 million and $5.3 million, respectively. The $3.6 million increase is primarily attributed to an increased volume of net charge-offs in the commercial non-mortgage portfolio, partially offset by a decreased volume of net charge-offs in the commercial real estate and other consumer portfolios.
Additional information regarding the Company's provision for credit losses and ACL can be found under the sections captioned "Loans and Leases" through "Allowance for Credit Losses" contained elsewhere in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Non-Interest Income

	Three months ended March 31,
(Dollars in thousands)	2022	2021
Deposit service fees	$47,827	$40,469
Loan and lease related fees	22,679	8,313
Wealth and investment services	10,597	9,403
Mortgage banking activities	428	2,642
Increase in cash surrender value of life insurance policies	6,732	3,533
Other income	15,772	12,397
Total non-interest income	$104,035	$76,757
Total non-interest income increased $27.3 million, or 35.5%, from $76.8 million for the three months ended March 31, 2021 to $104.0 million for the three months ended March 31, 2022, primarily due to increases in deposit service fees, loan and lease related fees, the cash surrender value of life insurance policies, and other income, all of which were primarily driven by the merger with Sterling, partially offset by a decrease in mortgage banking activities.
Deposit service fees increased $7.4 million, or 18.2%, from $40.5 million for the three months ended March 31, 2021 to $47.8 million for the three months ended March 31, 2022, primarily due to the merger with Sterling, as well as higher interchange income from increased debit card spending in the HSA and Consumer Banking segments.
Loan and lease related fees increased $14.4 million, or 172.8%, from $8.3 million for the three months ended March 31, 2021 to $22.7 million for the three months ended March 31, 2022, primarily due to the merger with Sterling, which included $2.2 million of operating lease income, as well as an increase in prepayment penalties and other loan related fees.
Mortgage banking activities decreased $2.2 million, or 83.8%, from $2.6 million for the three months ended March 31, 2021 to $0.4 million for the three months ended March 31, 2022, primarily due to lower originations for sale, as the Company continues to execute on its strategic decision to originate residential mortgage loans for investment rather than for sale.
The cash surrender value of life insurance policies increased $3.2 million, or 90.5%, from $3.5 million for the three months ended March 31, 2021 to $6.7 million for the three months ended March 31, 2022, primarily due to the additional bank-owned life insurance policies acquired in the merger with Sterling.
Other income increased $3.4 million, or 27.2%, from $12.4 million for the three months ended March 31, 2021 to $15.8 million for the three months ended March 31, 2022, primarily due to an increase in income due to the impact of the merger with Sterling, higher income from client interest rate derivative activities, and gains on sale of loans not originated for sale.

Non-Interest Expense

	Three months ended March 31,
(Dollars in thousands)	2022	2021
Compensation and benefits	$184,002	$107,600
Occupancy	18,615	15,650
Technology and equipment	55,401	28,516
Intangible assets amortization	6,387	1,139
Marketing	3,509	2,504
Professional and outside services	54,091	9,776
Deposit insurance	5,222	3,956
Other expense	32,558	18,841
Total non-interest expense	$359,785	$187,982
Total non-interest expense increased $171.8 million, or 91.4%, from $188.0 million for the three months ended March 31, 2021 to $359.8 million for the three months ended March 31, 2022, primarily due to increases in compensation and benefits, occupancy, technology and equipment, intangible assets amortization, professional and outside services, and other expense, all of which were primarily driven by the merger with Sterling.
Compensation and benefits increased $76.4 million, or 71.0%, from $107.6 million for the three months ended March 31, 2021 to $184.0 million for the three months ended March 31, 2022, primarily due to $41.6 million of merger-related expenses, which included $26.9 million and $11.9 million of severance and retention, respectively, and higher salaries and incentives related to the increase in employees as a result of the merger, partially offset by a decrease in strategic initiatives severance charges.
Occupancy increased $3.0 million, or 18.9%, from $15.7 million for the three months ended March 31, 2021 to $18.6 million for the three months ended March 31, 2022, primarily due to the additional operating lease costs and depreciation related to the acquired Sterling branches and corporate offices, partially offset by a decrease in strategic initiatives charges.
Technology and equipment increased $26.9 million, or 94.3%, from $28.5 million for the three months ended March 31, 2021 to $55.4 million for the three months ended March 31, 2022, primarily due to $19.1 million of merger-related expenses, which included $17.7 million in contract termination costs, and an increase in technology and equipment service contracts due to the impact of the merger with Sterling.
Intangible assets amortization increased $5.2 million, or 460.8%, from $1.1 million for the three months ended March 31, 2021 to $6.4 million for the three months ended March 31, 2022, due to the additional amortization expense related to the core deposits and customer relationship intangible assets acquired in connection with the Sterling merger and Bend acquisition.
Professional and outside services increased $44.3 million, or 453.3%, from $9.8 million for the three months ended March 31, 2021 to $54.1 million for the three months ended March 31, 2022, primarily due to $44.5 million of merger-related expenses, which included $32.1 million of advisory fees, as well as legal and consulting fees, and an increase in professional service costs due to the impact of the merger with Sterling, partially offset by a decrease in strategic initiative charges.
Other expense increased $13.7 million, or 72.8%, from $18.8 million for the three months ended March 31, 2021 to $32.6 million for the three months ended March 31, 2022, primarily due to an increase in expenses due to the impact of the merger with Sterling, which included $1.6 million of operating lease depreciation and $3.0 million of merger-related expenses.

Income Taxes
Webster recognized income tax (benefit) expense of $(33.6) million and $30.2 million for the three months ended March 31, 2022, and 2021, respectively, reflecting an effective tax benefit rate of 66.7% for the three months ended March 31, 2022, and an effective tax expense rate of 21.8% for the three months ended March 31, 2021.
The income tax benefit and related effective tax benefit rate for the three months ended March 31, 2022, reflects the effects of the pre-tax loss, as well as tax-exempt income and tax credits recognized during the period, and a $13.7 million deferred state and local tax (SALT) benefit associated with the merger with Sterling, of which $9.9 million related to a change in management's estimate about the realizability of its SALT deferred tax assets (DTAs) due to an estimated increase in future taxable income. These effects were partially offset by the effect of $21.0 million of merger-related expenses recognized during the period that were estimated to be nondeductible for income tax purposes.
At March 31, 2022, and December 31, 2021, Webster recorded a valuation allowance on its DTAs of $29.2 million and $37.4 million, respectively. The $29.2 million at March 31, 2022, reflects a reduction of $9.9 million for the change in estimate discussed above, and includes a $1.7 million valuation allowance related to the Bend acquisition. At March 31, 2022, and December 31, 2021, Webster's gross DTAs included $71.1 million and $64.4 million, respectively, applicable to SALT net operating loss carryforwards that are available to offset future taxable income. The $71.1 million at March 31, 2022, includes $5.6 million related to the Sterling merger and $1.1 million related to the Bend acquisition. Webster's total gross DTAs at March 31, 2022, also included $5.6 million and $0.5 million, respectively, of federal net operating loss and credit carryforwards related to the Sterling merger and Bend acquisition, which are subject to annual limitations on utilization.
The ultimate realization of DTAs is dependent on the generation of future taxable income during the periods in which the net operating loss and credit carryforwards are available. In making its assessment, management considers the Company's forecasted future results of operations, estimates the content and apportionment of its income by legal entity over the near term for SALT purposes, and also applies longer-term growth rate assumptions. Based on its estimates, management believes it is more likely than not that the Company will realize its DTAs, net of the valuation allowance, at March 31, 2022. However, it is possible that some or all of Webster's net operating loss and credit carryforwards could expire unused or that more net operating loss and credit carryforwards could be utilized than estimated, either as a result of changes in future forecasted levels of taxable income or if future economic or market conditions or interest rates were to vary significantly from the Company's forecasts and, in turn, impact its future results of operations.
Additional information regarding Webster's income taxes, including its DTAs, can be found within Note 11: Income Taxes in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Segment Reporting
Webster's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Consumer Banking. These segments reflect how executive management responsibilities are assigned, how discrete financial information is evaluated, the type of customer served, and how products and services are provided. Segments are evaluated using pre-tax, pre-provision net revenue (PPNR). Certain Treasury activities, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category. Additional information regarding the Company's reportable segments and its segment reporting methodology can be found within Note 17: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements.
Effective January 1, 2022, Webster realigned its investment services operations from Commercial Banking to Consumer Banking to better serve its customers and deliver operational efficiencies. Under this realignment, $125.4 million of deposits and $4.3 billion of assets under administration (off-balance sheet) were reassigned from Commercial Banking to Consumer Banking. There was no goodwill reallocation nor goodwill impairment as a result of the reorganization. In addition, the non-interest expense allocation methodology was modified to exclude certain overhead and merger-related costs that are not directly related to segment performance. Prior period results of operations have been recast accordingly to reflect the realignment.
The following is a description of Webster’s three reportable segments and their primary services:
Commercial Banking serves corporate customers with more than $2 million of revenues through its Commercial Real Estate, Business Banking, Capital Finance, Middle Market, Public Sector Finance, Sponsor and Specialty Finance, Mortgage Warehouse Lending, Private Banking, and Treasury Management components.
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
Consumer Banking serves individual customers and small businesses with less than $2 million of revenues by offering consumer deposits, residential mortgages, home equity lines, secured and unsecured loans, debit and credit card products, and investment services. Consumer Banking operates a distribution network consisting of 202 banking centers and 359 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and the New York Metro and Suburban markets.

Commercial Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2022	2021
Net interest income	$287,069	$141,486
Non-interest income	38,743	18,376
Non-interest expense	89,240	46,284
Pre-tax, pre-provision net revenue	$236,572	$113,578
Commercial Banking's PPNR increased $123.0 million, or 108.3%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $145.6 million increase in net interest income is primarily attributed to incremental loan and deposit balances acquired from Sterling, and loan and deposit growth. The $20.4 million increase in non-interest income is primarily attributed to incremental fee income due to the merger, and loan and lease related fees. The $43.0 million increase in non-interest expense is primarily attributed to incremental expenses incurred related to the acquired Sterling commercial business, which was partially offset by the benefits of costs savings initiatives implemented over the course of 2021.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2022	At December 31, 2021
Loans and leases	$34,928,169	$15,209,515
Deposits	21,527,954	9,519,362
Assets under administration/management (off-balance sheet)	2,692,402	2,869,385
Loans and leases increased $19.7 billion, or 129.6%, at March 31, 2022, as compared to December 31, 2021, primarily due to the merger with Sterling and growth within the sponsor and specialty line of business. Total portfolio originations for the three months ended March 31, 2022, and 2021 were $2.0 billion and $1.0 billion, respectively. The $1.0 billion increase was primarily attributed to the merger with Sterling, along with increased commercial non-mortgage originations.
Deposits increased $12.0 billion, or 126.1%, at March 31, 2022, as compared to December 31, 2021, primarily due to the merger with Sterling, along with seasonality of municipal deposit products and client acquisitions.
Commercial Banking held $0.7 billion and $0.8 billion in assets under administration and $2.0 billion and $2.1 billion in assets under management at March 31, 2022, and December 31, 2021, respectively. The combined $0.2 billion decrease, or 6.2%, was primarily due to valuations in the equity markets during the three months ended March 31, 2022.

HSA Bank
Operating Results:

	Three months ended March 31,
(In thousands)	2022	2021
Net interest income	$44,577	$42,109
Non-interest income	26,958	27,005
Non-interest expense	36,409	36,005
Pre-tax net revenue	$35,126	$33,109
HSA Bank's pre-tax net revenue increased $2.0 million, or 6.1%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to an increase in net interest income, which was partially offset by an increase in non-interest expense. Non-interest income remained flat on a comparative basis. The $2.5 million increase in net interest income is primarily attributed to an increase in the net interest rate spread on deposits and overall deposit growth. The $0.4 million increase in non-interest expense is primarily attributed to incremental expenses from Bend's acquired business, which was partially offset by lower compensation and benefits costs.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2022	At December 31, 2021
Deposits	$7,804,846	$7,397,997
Assets under administration, through linked investment accounts (off-balance sheet)	3,761,362	3,718,610
Deposits increased $406.8 million, or 5.5%, at March 31, 2022, as compared to December 31, 2021, primarily due to an increase in the number of account holders and organic deposit growth, which was partially offset by a decrease in third party administrator deposits. HSA deposits accounted for approximately 14.4% and 24.8% of Webster's total consolidated deposits at March 31, 2022, and December 31, 2021, respectively, with the lower mix driven by the inflow of deposits as a result of the merger with Sterling.
Assets under administration, through linked investment accounts, increased $42.8 million, or 1.1%, at March 31, 2022, as compared to December 31, 2021, primarily due to additional account holders and balances from the acquisition of Bend, which was partially offset by valuations in the equity markets during the three months ended March 31, 2022.

Consumer Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2022	2021
Net interest income	$136,580	$89,365
Non-interest income	27,892	22,872
Non-interest expense	95,747	75,311
Pre-tax, pre-provision net revenue	$68,725	$36,926
Consumer Banking's PPNR increased $31.8 million, or 86.1%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $47.2 million increase in net interest income is primarily attributed to incremental loan and deposit balances acquired from Sterling, and loan and deposit growth. The $5.0 million increase in non-interest income is primarily attributed to incremental fee income due to the merger, and loan and lease related fees. The $20.4 million increase in non-interest expense is primarily attributed to incremental expenses incurred related to the acquired Sterling consumer business, which was partially offset by the benefits of costs savings initiatives implemented over the course of 2021.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2022	At December 31, 2021
Loans	$8,588,704	$7,062,182
Deposits	24,115,388	12,926,302
Assets under administration (off-balance sheet)	7,929,328	4,332,901
Loans increased $1.5 billion, or 21.6%, at March 31, 2022, as compared to December 31, 2021, primarily due to the merger with Sterling and residential mortgage loan growth, partially offset by net principal paydowns in home equity loans, and the continued run-off of consumer Lending Club loans. Total portfolio originations during the three months ended March 31, 2022 and 2021 were $0.6 billion and $0.8 billion, respectively. The decrease was primarily attributed to an increase in market rates, which resulted in lower residential mortgage loan originations.
Deposits increased $11.2 billion, or 86.6%, at March 31, 2022 as compared to December 31, 2021, primarily due to the merger with Sterling. Customer preferences for maintaining liquidity resulted in higher balances in small business and consumer transaction accounts, particularly across savings accounts and money markets, as account holders with maturing certificates of deposit migrated to more liquid deposit products.
Consumer Banking held $7.9 billion and $4.3 billion in assets under administration at March 31, 2022, and December 31, 2021, respectively. The $3.6 billion increase was primarily due to the merger with Sterling, partially offset by valuations in the equity markets during the three months ended March 31, 2022.

Financial Condition
Total assets increased $30.2 billion, or 86.5%, from $34.9 billion at December 31, 2021 to $65.1 billion at March 31, 2022. The change in total assets was primarily attributed to the following:
•Total investment securities, net increased $4.7 billion, with increases of $4.5 billion and $164.1 million in the available-for-sale and held-to-maturity portfolios, respectively, primarily due to $4.4 billion of investment securities acquired from Sterling in the merger, all of which were classified as available-for-sale based on Webster's intent at closing;
•Loans and leases increased $21.3 billion, with increases of $19.8 billion and $1.5 billion in the commercial and consumer portfolios, respectively, primarily due to $20.5 billion of gross loans and leases acquired from Sterling in the merger, which is inclusive of a $317.6 million purchase discount. Webster also originated $2.6 billion of loans and leases during the three months ended March 31, 2022, particularly across the commercial non-mortgage, commercial real estate, and residential mortgage categories. These increases were partially offset by the forgiveness of PPP loans, net paydowns in home equity loans, and the run-off of consumer Lending Club loans. In addition, Webster recorded $88.0 million and $175.1 million of initial ACL for the PCD and non-PCD loans and leases acquired from Sterling, respectively, which primarily contributed to the $268.2 million increase in the ACL on loans and leases;
•Goodwill and other net intangible assets increased a combined $2.2 billion. Goodwill increased $2.0 billion, which reflects the $1.9 billion and $36.0 million recognized in connection with the Sterling merger and Bend acquisition, respectively. The $206.7 million increase in other net intangible assets is due to the $119.1 million core deposit and $94.0 million customer relationship intangible assets acquired from Sterling and Bend, respectively, partially offset by current period amortization charges; and
•Accrued interest receivable and other assets increased $879.1 million primarily due to $959.5 million of balances acquired from Sterling in the merger. Notable increases include $103.4 million in accrued interest receivable, $59.1 million in alternative investments, $505.3 million in LIHTC investments, and a combined $73.7 million in accounts receivable and prepaid expenses. These increases were partially offset by a decrease of $77.8 million in treasury derivative assets.
Total liabilities increased $25.5 billion, or 80.9%, from $31.5 billion at December 31, 2021 to $57.0 billion at March 31, 2022. The change in total liabilities was primarily attributed to the following:
•Total deposits increased $24.5 billion, with increases of $6.5 billion and $18.0 billion in non-interest bearing deposits and interest-bearing deposits, respectively, primarily due to $23.3 billion of deposits assumed from Sterling in the merger;
•Long-term debt increased $515.3 million, primarily due to $499.0 million aggregate par value of subordinated notes assumed from Sterling in the merger, adjusted for a $17.9 million purchase premium, which is being amortized over the remaining lives of the subordinated notes;
•Accrued expenses and other liabilities increased $608.7 million, primarily due to the $595.3 million of balances assumed from Sterling in the merger. Notable increases include $106.9 million in derivative liabilities, $117.1 million in operating lease liabilities, and $247.2 million in unfunded commitments for LIHTC investments.
Total shareholders' equity increased $4.7 billion, or 137.8%, from $3.4 billion at December 31, 2021 to $8.2 billion at March 31, 2022. The change in total shareholders' equity was attributed to the following:
•Common shares issued in the merger with Sterling totaling approximately $5.0 billion, of which $43.9 million pertained to replacement share-based compensation awards;
•The conversion of Sterling Series A preferred stock into Webster Series G preferred stock at a fair value of $138.9 million;
•Net loss recognized of $16.7 million;
•Dividends paid to common and preferred shareholders of $36.2 million and $3.4 million, respectively;
•Other comprehensive loss, net of tax, of $253.1 million, primarily due to market value decreases in the Company's available-for-sale securities portfolio and cash flow hedges;
•Employee share-based compensation plan activity of $9.0 million, inclusive of restricted stock amortization and forfeitures, and stock options exercised of $0.4 million; and
•Repurchases of common stock of $122.2 million under the Company's common stock repurchase program and $19.0 million related to employee share-based compensation plans.

Investment Securities
Through its Corporate Treasury function, Webster maintains and invests in debt securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage the Company's interest-rate risk. Webster's debt securities are classified into two major categories: available-for-sale and held-to-maturity.
ALCO manages the Company's debt securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in such investment presents a safety and soundness concern. At March 31, 2022 and December 31, 2021, Webster had investment securities with a total net carrying value of $15.1 billion and $10.4 billion, respectively, with an average risk weighting for regulatory purposes of 19.5% and 12.5%, respectively. Although the Bank held the entirety of Webster's investment portfolio at both March 31, 2022 and December 31, 2021, the Holding Company may also directly hold investments.
The following table summarizes the balances and percentage composition of Webster's investment securities:

	At March 31, 2022		At December 31, 2021
(In thousands)	Amount	%	Amount	%
Available-for-sale:
U.S. Treasury notes	$732,425	8.4%	$396,966	9.4%
Government agency debentures	217,219	2.5	—	—
Municipal bonds and notes	1,894,537	21.7	—	—
Agency CMO	79,513	0.9	90,384	2.2
Agency MBS	2,574,569	29.4	1,593,403	37.6
Agency CMBS	1,583,820	18.1	1,232,541	29.1
CMBS	864,157	9.9	886,263	20.9
CLO	14,233	0.1	21,847	0.5
Corporate debt	767,044	8.8	13,450	0.3
Other	17,380	0.2	—	—
Total available-for-sale	$8,744,897	100.0%	$4,234,854	100.0%
Held-to-maturity:
Agency CMO	$36,533	0.6%	$42,405	0.7%
Agency MBS	2,915,114	45.8	2,901,593	46.8
Agency CMBS	2,548,347	40.1	2,378,475	38.4
Municipal bonds and notes (1)	696,601	10.9	705,918	11.4
CMBS	165,863	2.6	169,948	2.7
Total held-to-maturity	$6,362,458	100.0%	$6,198,339	100.0%
Total investment securities	$15,107,355		$10,433,193
(1)The balances at both March 31, 2022 and December 31, 2021, exclude the allowance for credit losses recorded on held-to-maturity debt securities of $0.2 million.
Available-for-sale debt securities increased $4.5 billion, or 106.5%, from $4.2 billion at December 31, 2021 to $8.7 billion at March 31, 2022, primarily due to the merger with Sterling, as the Company acquired $4.4 billion of debt securities at fair value on January 31, 2022, all of which were classified as available-for-sale based on Webster's intent at closing. The debt securities acquired from Sterling resulted in a $221.6 million net purchase premium over par value accounted for as a yield adjustment using the effective interest method. Webster also purchased an additional $714.2 million of available-for sale debt securities during the quarter. This total purchase activity was partially offset by paydowns and net premium amortization, particularly across the Agency MBS, Agency CMBS, and CMBS categories.
The tax-equivalent yield in the available-for-sale portfolio was 1.98% for the three months ended March 31, 2022 as compared to 1.83% for the three months ended March 31, 2021. The 15 basis point increase is attributed to lower premium amortization and higher rates on securities purchased in the current period. Available-for-sale debt securities are evaluated for credit losses on a quarterly basis. At March 31, 2022 and December 31, 2021, gross unrealized losses on available-for-sale debt securities were $333.3 million and $34.3 million, respectively. The $299.0 million increase in unrealized losses is primarily due to the increased portfolio size from the merger with Sterling, and higher market rates. Because these unrealized losses were attributable to factors other than credit deterioration, no ACL was recorded during the period. At March 31, 2022, Webster did not intend to sell these investment securities, and it is more likely than not that the Company will not be required to sell these securities prior to the anticipated recovery of their cost basis.

Held-to-maturity investment securities increased $164.1 million, or 2.6%, from $6.2 billion at December 31, 2021 to $6.4 billion at March 31, 2022, primarily due to purchases exceeding paydowns, calls, and net premium amortization, particularly across the Agency CMBS and Agency MBS categories. The tax-equivalent yield in the portfolio was 2.06% for the three months ended March 31, 2022 as compared to 2.29% for the three months ended March 31, 2021. The 23 basis point decrease is attributed to higher premium amortization and lower rates on securities purchased over the past year. Held-to-maturity debt securities are evaluated for credit losses on a quarterly basis under CECL. At March 31, 2022 and December 31, 2021, gross unrealized losses on held-to-maturity debt securities were $291.6 million and $55.7 million, respectively. The increase in unrealized losses is primarily due to higher market rates. The ACL on held-to-maturity debt securities was $0.2 million at both March 31, 2022 and December 31, 2021.
The following table summarizes the amortized cost of investment securities by contractual maturity, along with the respective weighted-average yields:

	At March 31, 2022
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
U.S. Treasury notes	$—	—%	$732,425	1.05%	$—	—%	$—	—%	$732,425	1.05%
Government agency debentures	10,050	0.47	18,919	1.51	18,753	1.73	169,497	2.90	217,219	2.56
Municipal bonds and notes	12,113	1.26	252,093	1.26	608,558	1.45	1,021,773	1.57	1,894,537	1.49
Agency CMO	—	—	852	2.83	1,140	3.01	77,521	2.49	79,513	2.50
Agency MBS	94	(2.46)	6,149	0.80	182,512	1.37	2,385,814	1.99	2,574,569	1.95
Agency CMBS	3,509	1.78	47,013	2.09	102,047	1.98	1,431,251	1.95	1,583,820	1.96
CMBS	—	—	69,508	1.65	49,416	3.40	745,233	1.78	864,157	1.86
CLO	—	—	—	—	14,233	1.80	—	—	14,233	1.80
Corporate debt	—	—	183,835	2.18	488,557	3.56	94,652	2.92	767,044	3.15
Other	7,450	3.69	250	3.77	9,680	3.28	—	—	17,380	3.46
Total available-for-sale	$33,216	1.61%	$1,311,044	1.33%	$1,474,896	2.26%	$5,925,741	1.93%	$8,744,897	1.89%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$36,533	1.93%	$36,533	1.93%
Agency MBS	—	—	2,984	2.44	26,243	2.26	2,885,887	2.13	2,915,114	2.13
Agency CMBS	—	—	—	—	158,188	2.70	2,390,159	1.84	2,548,347	1.89
Municipal bonds and notes	2,429	3.64	49,979	3.29	125,428	2.65	518,765	2.90	696,601	2.89
CMBS	—	—	—	—	—	—	165,863	2.70	165,863	2.70
Total held-to-maturity	$2,429	3.64%	$52,963	3.24%	$309,859	2.64%	$5,997,207	2.09%	$6,362,458	2.13%
Total investment securities	$35,645	1.75%	$1,364,007	1.40%	$1,784,755	2.33%	$11,922,948	2.01%	$15,107,355	1.99%
(1)Weighted-average yields were calculated using amortized cost on a fully-tax equivalent basis, assuming a 21% tax rate.
Additional information regarding the Company's available-for-sale and held-to-maturity investment securities' portfolios can be found within Note 4: Investment Securities in the Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements.
Loans and Leases
The following table summarizes the amortized cost and percentage composition of Webster's loans and leases:

	At March 31, 2022		At December 31, 2021
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$13,105,173	30.1%	$6,882,480	30.9%
Asset-based	1,807,545	4.2	1,067,248	4.8
Commercial real estate	11,957,747	27.5	5,463,321	24.5
Multi-family	5,627,200	12.9	1,139,859	5.1
Equipment financing	1,909,284	4.4	627,058	2.8
Warehouse lending	564,137	1.3	—	—
Residential	6,798,199	15.6	5,412,905	24.3
Home equity	1,679,443	3.8	1,593,559	7.2
Other consumer	87,757	0.2	85,299	0.4
Total loans and leases (1)	$43,536,485	100.0%	$22,271,729	100.0%
(1)The amortized cost balances at March 31, 2022 and December 31, 2021, exclude the allowance for credit losses recorded on loans and leases of $569.4 million and $301.2 million, respectively.

The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At March 31, 2022
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$264,217	$453,705	$1,440,816	$1,160,554	$3,319,292
Asset-based	2,123	61,372	—	—	63,495
Commercial real estate	457,671	1,646,493	932,003	45,309	3,081,476
Multi-family	248,592	1,547,600	1,521,393	18,722	3,336,307
Equipment financing	140,037	1,403,776	329,549	—	1,873,362
Warehouse lending	—	—	—	—	—
Residential	757	60,867	451,514	4,255,424	4,768,562
Home equity	6,268	25,250	186,736	182,710	400,964
Other consumer	7,023	25,952	462	194	33,631
Total fixed rate loans and leases	$1,126,688	$5,225,015	$4,862,473	$5,662,913	$16,877,089
Variable rate:
Commercial non-mortgage	$1,871,798	$7,198,986	$643,087	$72,010	$9,785,881
Asset-based	467,120	1,271,360	5,570	—	1,744,050
Commercial real estate	1,466,858	4,509,409	2,164,888	735,116	8,876,271
Multi-family	479,401	843,392	930,047	38,053	2,290,893
Equipment financing	14,442	21,480	—	—	35,922
Warehouse lending	555,449	8,688	—	—	564,137
Residential	681	11,296	338,056	1,679,604	2,029,637
Home equity	4,010	8,360	176,883	1,089,226	1,278,479
Other consumer	16,363	28,266	3,339	6,158	54,126
Total variable rate loans and leases	$4,876,122	$13,901,237	$4,261,870	$3,620,167	$26,659,396
Total loans and leases (1)	$6,002,810	$19,126,252	$9,124,343	$9,283,080	$43,536,485
(1)Amounts due exclude total accrued interest receivable of $122.6 million.
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
Commercial non-mortgage, asset-based, equipment finance, and warehouse lending loans are underwritten after evaluating and understanding the borrower’s ability to operate and service its debt. Assessment of the borrower's management is a critical element of the underwriting process and credit decision. Once it has been determined that the borrower’s management possesses sound ethics and a solid business acumen, current and projected cash flows are examined to determine the ability of the borrower to repay obligations, as contracted. Commercial non-mortgage, asset-based, and equipment finance loans are primarily made based on the identified cash flows of the borrower, and secondarily on the underlying collateral provided by the borrower. Warehouse lending loans are primarily made based on the borrower's ability to originate high-quality, first-mortgage residential loans that can be sold into the agency, government, or private jumbo markets, and secondarily on the underlying cash flows of the borrower. However, the cash flows of borrowers may not be as expected, and the collateral securing these loans, as applicable, may fluctuate in value. Most commercial non-mortgage, asset-based, and equipment finance loans are secured by the assets being financed and may incorporate personal guarantees of the principal balance. Warehouse lending loans are generally uncommitted facilities.
Commercial real estate loans, including multi-family, are subject to underwriting standards and processes similar to those for commercial non-mortgage, asset-based, equipment finance, and warehouse lending loans. These loans are primarily viewed as cash flow loans, and secondarily as loans secured by real estate. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located, and the tenants of the property securing the loan. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which reduces the Company's exposure to adverse economic events that may affect a particular market. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. All transactions are appraised to validate market value. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. Management periodically utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its commercial real estate loan portfolio.

Consumer loans are subject to policies and procedures developed to manage the specific risk characteristics of the portfolio. These policies and procedures, coupled with relatively small individual loan amounts and predominately collateralized loan structures, are spread across many different borrowers, minimizing the level of credit risk. Trend and outlook reports are reviewed by management on a regular basis, and policies and procedures are modified or developed, as needed. Underwriting factors for residential mortgage and home equity loans include the borrower’s Fair Isaac Corporation (FICO) score, the loan amount relative to property value, and the borrower’s debt-to-income level. Webster Bank originates both qualified mortgage and non-qualified mortgage loans, as defined by applicable Consumer Financial Protection Bureau (CFPB) rules.
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $268.2 million, or 89.0%, from $301.2 million at December 31, 2021, to $569.4 million at March 31, 2022, primarily due to the initial ACL of $88.0 million and $175.1 million recorded for PCD and non-PCD loans and leases, respectively, that were acquired from Sterling. The establishment of the initial ACL for PCD loans and leases is net of $48.3 million in charge-offs, which were recognized upon completion of the merger in accordance with GAAP.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At March 31, 2022		At December 31, 2021
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$202,235	35.5%	$111,351	37.0%
Asset-based	8,214	1.4	6,481	2.2
Commercial real estate	226,812	39.8	114,493	38.0
Multi-family	40,819	7.2	19,414	6.4
Equipment financing	32,116	5.6	6,138	2.0
Warehouse lending	500	0.1	—	—
Residential	28,768	5.1	15,628	5.2
Home equity	26,667	4.7	23,523	7.8
Other consumer	3,240	0.6	4,159	1.4
Total ACL on loans and leases	$569,371	100.0%	$301,187	100.0%
(1)The ACL allocated to a single loan and lease category does not preclude its availability to absorb losses in other categories.
Methodology
Webster's ACL on loans and leases is considered to be a critical accounting policy. The ACL on loans and leases is a contra-asset account that offsets the amortized cost basis of loans and leases for the credit losses that are expected to occur over the life of the asset. Executive management reviews and advises on the adequacy of the allowance, which is maintained at a level that management deems to be sufficient to cover expected losses within the loan and lease portfolios.
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
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on product type, credit quality, risk ratings, and/or collateral types within its commercial and consumer portfolios, and expected losses are determined using a Probability of Default (PD), Loss Given Default (LGD), and Exposure at Default (EAD), loss rate, or discounted cash flow framework.
For portfolios using the PD/LGD/EAD framework, credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. Management's PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, loan-level risk attributes, and credit risk ratings. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of a similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses, the loan's amortization schedule, and prepayment rates.

Under the loss rate method, expected credit losses are estimated using a loss rate that is multiplied by the amortized cost of the asset at the balance sheet date. For each loan segment identified above, we apply an expected historical loss trend based on third-party loss estimates, correlate them to observed economic metrics and reasonable and supportable forecasts of economic conditions. Under the discounted cash flow method, expected credit losses are determined by comparing the amortized cost of the asset at the balance sheet date to the present value of estimated future principal and interest payments expected to be collected over the remaining life of the asset. Our loss model generates cash flow projections at the loan level based on reasonable and supportable projections, from which we estimate payment collections adjusted for curtailments, recovery time, probability of default and loss given default.
Webster's models incorporate an economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes each macroeconomic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. Reversion towards long-term expectations generally begins two to three years from the forecast start date and is complete within three to five years. Certain models revert to mean historical portfolio loss rates on a straight-line basis in the third year of the forecast, and are therefore considered to be explicitly mean reverting at output level. In other models, the reasonable and supportable economic variable forecasts are mean reverting and therefore, the modeled results are considered to be implicitly mean reverting at input level.
Webster incorporates forecasts of macroeconomic variables in the determination of expected credit losses. Macroeconomic variables are selected for each class of financing receivable based on relevant factors, such as asset type, the correlation of the variables to credit losses, among others. Data from the forecast scenario of these variables is used as an input to the modeled loss calculation.
A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics that are not reflected or captured in the quantitative models but are likely to impact the measurement of estimated credit losses. Qualitative factors are based on our judgement of the company, market, industry, or business specific data including loan trends, portfolio segment composition, and loan rating or credit scores. Qualitative adjustments may be applied in relation to economic forecasts when relevant facts and circumstances are expected to impact credit losses, particularly in times of significant volatility in economic activity.
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
Additional information regarding Webster's ACL methodology can be found within Note 1: Summary of Significant Accounting Policies in the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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

The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	At March 31, 2022	At December 31, 2021
Non-performing loans and leases	$248,111	$109,778
Total loans and leases	43,536,485	22,271,729
Non-performing loans and leases as a percentage of loans and leases	0.57%	0.49%

Non-performing assets	$251,206	$112,590
Total loans and leases	$43,536,485	$22,271,729
Add: OREO	3,095	2,812
Total loans and leases plus OREO	$43,539,580	$22,274,541
Non-performing assets as a percentage of loans and leases plus OREO	0.58%	0.51%

Non-performing assets	$251,206	$112,590
Total assets	65,131,484	34,915,599
Non-performing assets as a percentage of total assets	0.39%	0.32%

ACL on loans and leases	$569,371	$301,187
Non-performing loans and leases	248,111	109,778
ACL on loans and leases as a percentage of non-performing loans and leases	229.48%	274.36%

ACL on loans and leases	$569,371	$301,187
Total loans and leases	43,536,485	22,271,729
ACL on loans and leases as a percentage of loans and leases	1.31%	1.35%

ACL on loans and leases	$569,371	$301,187
Net charge-offs	35,716	3,829
Ratio of ACL on loans and leases to net charge-offs (1)	15.94x	78.66x
(1)Calculated for the March 31, 2022 period based on annualized year-to-date net charge-offs.
The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	At or for the three months ended March 31,
	2022			2021
	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$8,663	$10,863,354	0.32%	$870	$7,048,012	0.05%
Asset-based	(50)	1,540,301	(0.01)	(1,424)	896,093	(0.64)
Commercial real estate	1,048	9,738,181	0.04	5,154	5,317,105	0.39
Multi-family	10	3,994,744	—	—	986,660	—
Equipment financing	213	1,339,775	0.06	85	602,355	0.06
Warehouse lending	—	365,325	—	—	—	—
Residential	(44)	6,322,495	—	(778)	4,720,703	(0.07)
Home equity	(1,267)	1,658,938	(0.31)	(30)	1,765,989	(0.01)
Other consumer	356	89,716	1.59	1,444	144,403	4.00
Total	$8,929	$35,912,829	0.10%	$5,321	$21,481,320	0.10%
(1)Percentage represents annualized year-to-date net charge-offs (recoveries) to average loans and leases within the comparable category.
Net charge-offs as a percentage of average loans and leases were 10 basis points for both the three months ended March 31, 2022 and 2021. This was a result of a $7.8 million increase in net charge-offs taken in the commercial non-mortgage portfolio, partially offset by a reduced volume of net charge-offs in the commercial real estate and other consumer portfolios. Commercial real estate and other consumer portfolios contributed to a $4.1 million and $1.1 million decrease, respectively, from the three months ended March 31, 2021, to the three months ended March 31, 2022.

Liquidity and Capital Resources
Webster manages its cash flow requirements through proactive liquidity measures at both the Holding Company and Webster Bank in order to maintain stable, cost-effective funding and to promote overall balance sheet strength. The liquidity position of the Company is continuously monitored and adjustments are made to balance sources and uses of funds, as needed. At March 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Further, management is not aware of any regulatory recommendations regarding liquidity, that if implemented, would have a material adverse effect on the Company.
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
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from Webster Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The Holding Company generally uses its funds for principal and interest payments on senior notes, subordinated notes, and junior subordinated debt, dividend payments to preferred and common shareholders, repurchases of its common stock, and purchases of investment securities, as applicable.
There are certain restrictions on Webster Bank's payment of dividends to the Holding Company, which are described within Note 11: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements, and in the section captioned "Supervision and Regulation" in Part I - Item 1. Business of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, Webster Bank did not pay dividends to the Holding Company. At March 31, 2022, there were $484.7 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company. On April 27, 2022, Webster Bank was approved to pay the Holding Company $125.0 million in dividends during the second quarter of 2022.
The quarterly cash dividend to common shareholders remained at $0.40 per common share during the three months ended March 31, 2022. On April 28, 2022, it was announced that Webster Financial Corporation’s Board of Directors had declared a quarterly cash dividend of $0.40 per share. Webster continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
Webster maintains a common stock repurchase program, which was approved by the Board of Directors, that authorized management to purchase up to $200.0 million in shares of its common stock as of March 31, 2022. During the three months ended March 31, 2022, the Company repurchased 2,173,936 shares under the program at a weighted-average price of $56.21 per share totaling $122.2 million. The remaining purchase authority at March 31, 2022 was $1.2 million. On April 27, 2022, the Board of Directors increased Webster's authority to repurchase shares of its common stock by $600.0 million in shares. In addition, the Company will periodically acquire common shares outside of the repurchase program related to stock compensation plan activity. During the three months ended March 31, 2022, a total of 318,600 shares were repurchased at a weighted average price of $59.53 per share totaling $19.0 million for this purpose.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. Including time deposits, Webster Bank had a loan to total deposit ratio of 80.1% and 74.6% at March 31, 2022 and December 31, 2021, respectively. The 5.5% point increase is attributed to loan growth exceeding deposit growth, both within the legacy and acquired Sterling portfolios.
Webster Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At March 31, 2022, Webster Bank exceeded all regulatory liquidity requirements. Webster has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.
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

Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the Company to maintain minimum ratios of CET1 capital, Tier 1 capital, Total capital to risk-weighted assets, and Tier 1 capital to average tangible assets (as defined in the regulations). At March 31, 2022, both Webster Financial Corporation and Webster Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.
In accordance with regulatory capital rules, Webster elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, capital ratios will begin to phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption during the initial two years. For 2022, 2023, and 2024, Webster is allowed 75%, 50%, and 25% of the regulatory capital benefit as of December 31, 2021, respectively, with full absorption occurring in 2025. At March 31, 2022, the benefit allowed from the delayed CECL adoption resulted in a 10, 10, and 8 basis point increase to Webster Financial Corporation's and Webster Bank's CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), respectively, and a 2 basis point decrease to Total capital to total risk-weighted assets (Total risk-based capital). Both Webster Financial Corporation's and Webster Bank's regulatory ratios remain in excess of being well-capitalized, even without the benefit of the delayed CECL adoption impact.
Additional information regarding the required regulatory capital levels and ratios applicable to Webster Financial Corporation and Webster Bank can be found within Note 11: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements.
Sources and Uses of Funds
Sources of Funds. The primary source of cash flows for Webster Bank’s use in its lending activities and general operational needs is deposits. Operating activities, such as loan and securities repayments, proceeds from loans and securities held for sale, and maturities also provide cash flows. While scheduled loan and securities repayments are a relatively stable source of funds, prepayments and other deposit inflows are influenced by economic conditions and prevailing interest rates, the timing of which is inherently uncertain. Additional sources of funds are provided by both short-term and long-term borrowings, and to a lesser extent, dividends received as part of the Bank's membership with the FHLB and FRB.
Deposits. Webster Bank offers a wide variety of checking and savings deposit products designed to meet the transactional and investment needs of both its consumer and business customers. The Bank’s deposit services include, but are not limited to, ATM and debit card use, direct deposit, ACH payments, mobile banking, internet-based banking, banking by mail, account transfers, and overdraft protection, among others. The Bank manages the flow of funds in its deposit accounts and interest rates consistent with Federal Deposit Insurance Corporation (FDIC) regulations. Both Webster Bank’s Retail Pricing Committee and its Commercial and Institutional Liability Pricing Committee meet regularly to determine pricing and marketing initiatives.
Total deposits were $54.4 billion and $29.8 billion at March 31, 2022 and December 31, 2021, respectively. The $24.6 billion increase was primarily attributed to the deposits assumed from Sterling in the merger. Customer preferences for maintaining liquidity resulted in higher balances across savings and money market accounts, as customers with maturing higher cost time deposits opted to migrate to more liquid products. The aggregate amount of time deposits accounts that exceeded the FDIC limit of $250,000 represented 0.7% and 0.9% of total deposits at March 31, 2022 and December 31, 2021, respectively.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended March 31,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$11,263,282	—%	$6,436,858	—%
Interest-bearing:
Checking	7,699,097	0.06	3,674,761	0.05
Health savings accounts	7,759,465	0.06	7,451,175	0.09
Money market	9,093,101	0.15	3,232,446	0.12
Savings	7,524,238	0.03	5,088,266	0.03
Time deposits	2,544,286	0.21	2,371,026	0.53
Total interest-bearing	34,620,187	0.09	21,817,674	0.12
Total average deposits	$45,883,469	0.07%	$28,254,532	0.09%

The following table summarizes total uninsured deposits:

(In thousands)	At March 31, 2022	At December 31, 2021
Uninsured deposits (1)	$22,933,937	$10,936,416
(1)A portion of Webster’s total uninsured deposits are estimated based on the same methodologies and assumptions used for regulatory reporting requirements.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	March 31, 2022
Portion of U.S. time deposits in excess of insurance limit	$163,023
Time deposits otherwise uninsured with a maturity of: (1)
3 months or less	$180,352
Over 3 months through 6 months	53,175
Over 6 months through 12 months	21,098
Over 12 months	9,801
(1)Includes $101.4 million of Eurodollar deposits, of which $97.4 million are due within 3 months or less, and $4.0 million are due within 3 and 6 months.
Additional information regarding period-end deposit balances and rates can be found within Note 8: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements.
Borrowings. Webster Bank's borrowing sources include securities sold under agreements to repurchase, FHLB advances, and long-term debt. The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. Total borrowed funds were $1.6 billion and $1.2 billion at March 31, 2022 and December 31, 2021, respectively, and represented 2.5% and 3.6% of total assets, respectively. The $0.4 billion increase is primarily attributed to the $0.5 billion increase in long-term debt, partially offset by a $156.2 million decrease in securities sold under agreements to repurchase.
Webster Bank had additional borrowing capacity from the FHLB of $5.1 billion at both March 31, 2022 and December 31, 2021. The Bank also had additional borrowing capacity from the FRB of $1.4 billion and $1.5 billion at March 31, 2022 and December 31, 2021, respectively. Unpledged investment securities of $6.8 billion at March 31, 2022 could have been used for collateral on borrowings or to increase borrowing capacity by $6.0 billion with the FHLB or $6.7 billion with the FRB.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $518.7 million and $674.9 million at March 31, 2022 and December 31, 2021, respectively. The $156.2 million decrease is primarily attributed to borrowings mix and the timing of maturities around close to period end.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances remained flat on a comparative basis, totaling $10.9 million and $11.0 million at March 31, 2022 and December 31, 2021, respectively.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029 and floating-rate junior subordinated notes maturing in 2033. Long-term debt totaled $1.1 billion and $0.6 billion at March 31, 2022 and December 31, 2021, respectively. The $0.5 billion increase is primarily attributed to the subordinated notes assumed from Sterling in the merger.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended March 31,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$10,936	2.03%	$135,787	1.51%
Securities sold under agreements to repurchase	577,039	0.66	457,694	0.54
Federal funds purchased	—	—	65,034	0.08
Long-term debt	896,310	3.34	567,058	3.23
Total average borrowings	$1,484,285	2.26%	$1,225,573	1.82%
Additional information regarding period-end borrowings balances and rates can be found within Note 9: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements.

Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for Webster Bank to maintain its membership and access to advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB capital stock of $17.0 million and $11.3 million at March 31, 2022 and December 31, 2021, respectively. The most recent FHLB quarterly cash dividend was paid on March 2, 2022 in an amount equal to an annual yield of 2.05%.
Webster Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. Webster Bank held FRB capital stock of $189.1 million and $60.5 million at March 31, 2022 and December 31, 2021, respectively. The most recent FRB semi-annual cash dividend was paid on December 31, 2021 in an amount equal to an annual yield of 1.52%.
Webster Bank will change its location for the purposes of Federal Reserve Regulation D from the Federal Reserve District of Boston to the Federal Reserve District of New York on June 1, 2022.
Uses of Funds. Webster enters into various contractual obligations in the normal course of business that require future cash payments and could impact the Company's short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at March 31, 2022. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on Webster's current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	Less than one year	1-3 years	3-5 years	After 5 years	Total
Senior notes	$—	$150,000	$—	$337,473	$487,473
Subordinated notes	—	—	—	499,000	499,000
Junior subordinated debt	—	—	—	77,320	77,320
FHLB advances	85	198	—	10,620	10,903
Securities sold under agreements to repurchase	318,733	200,000	—	—	518,733
Deposits with stated maturity dates	2,095,195	521,619	189,691	14,592	2,821,097
Operating lease liabilities	27,093	74,576	59,756	100,493	261,918
Total contractual obligations	$2,441,106	$946,393	$249,447	$1,039,498	$4,676,444
(1)Interest payments on borrowings have been excluded.
In addition, in the normal course of business, Webster offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, and commercial and standby letters of credit, which involve to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $10.8 billion at March 31, 2022 does not necessarily reflect future cash payments.
Webster also enters into commitments to invest in venture capital and private equity funds, as well as low income housing tax credit investments to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $302.3 million at March 31, 2022. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by Webster may not be called.
Pension obligations are funded by the Company, as needed, to provide for participant benefit payments as it relates to Webster's frozen, non-contributory, qualified defined benefit pension plan. Decisions to contribute to the defined benefit pension plan are made based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. Webster does not currently anticipate that it will make a contribution in 2022. Webster's non-qualified supplemental executive retirement plans and other post employment benefit plans, including those acquired from Sterling in the merger, are unfunded.
At March 31, 2022, Webster's condensed consolidated balance sheet reflects a liability for uncertain tax positions of $11.7 million and $2.8 million of accrued interest and penalties. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
Additional information regarding credit-related financial instruments, alternative investments, defined benefit pension and other postretirement benefit plans, and income taxes can be found within Note 19: Commitments and Contingencies, Note 12: Variable Interest Entities, Note 16: Retirement Benefit Plans, and the under the section captioned "Income Taxes", respectively, in the Notes to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements and Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, respectively.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short-term and long-term interest rate risks when determining management's strategy and action. To facilitate this, interest rate sensitivity is monitored on an ongoing basis by the Asset/Liability Committee (ALCO). The primary goal of ALCO is to manage interest rate risk and to maximize net income and net economic value over time in changing interest rate environments. ALCO meets at least monthly to make decisions on the investment securities and funding portfolios based on the economic outlook, its interest rate expectations, the portfolio risk position, and other factors.
Four main tools are used for managing interest rate risk:
•the size, duration, and credit risk of the investment portfolio;
•the size and duration of the wholesale funding portfolio;
•interest rate contracts; and
•the pricing and structure of loans and deposits.
Management measures interest rate risk using simulation analysis to calculate Webster's earnings at risk and equity at risk. Essentially, interest rates are assumed to change up or down in a parallel fashion, and the net interest income results in each scenario are compared to a flat rate based scenario. The flat rate scenario holds the end of period yield curve constant over a twelve month forecasted horizon. At March 31, 2022 and December 31, 2021, the flat rate scenario assumed a federal funds rate of 0.50% and 0.25%, respectively. The federal funds rate target range was 0.25-0.50% at March 31, 2022 and 0-0.25% at December 31, 2021. Due to the lower rate environment, management did not run standard scenarios with negative interest rate assumptions to model the down rate scenarios that were previously modeled when market rates were higher.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on Webster's net interest income over a twelve month period starting at March 31, 2022 and December 31, 2021, as compared to actual net interest income and assuming no changes in interest rates:

	-200bp	-100bp	+100bp	+200bp
March 31, 2022	n/a	n/a	4.5%	9.6%
December 31, 2021	n/a	n/a	4.9%	10.7%
Asset sensitivity in terms of net interest income increased at March 31, 2022 as compared to December 31, 2021, primarily due to changes in the overall composition and size of the balance sheet on a combined basis post-merger and the relative size and duration of the securities portfolio. Loans at floors have increased $3.1 billion from $4.5 billion at December 31, 2021 to $7.6 billion at March 31, 2022. While loans with floors, which are considered "in the money", have the impact of reducing overall asset sensitivity, as interest rates start to rise, these loans will move through their floors and begin to reprice accordingly.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on Webster's net interest income for the subsequent twelve month period starting at March 31, 2022 and December 31, 2021:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2022	n/a	n/a	2.8%	5.9%	(2.1)%	(1.1)%	1.1%	2.3%
December 31, 2021	n/a	n/a	3.2%	7.3%	(3.1)%	(1.4)%	1.3%	2.6%
These non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points, while the long end of the yield curve remains unchanged, and vice versa. The short end of the yield curve is defined as terms less than eighteen months and the long end of the yield curve is defined as terms greater than eighteen months. The results reflect the annualized impact of immediate interest rate changes.
Sensitivity to the short end and long end of the yield curve for net interest income decreased at March 31, 2022 as compared to December 31, 2021, primarily due to changes in the overall composition and size of the balance sheet on a combined basis post-merger, as well as the relative size and duration of the securities portfolio and slower forecasted prepayment speeds as a result of increases in the long end of the yield curve, which in turn, extends the duration for mortgage-backed securities and residential mortgage loans.

The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at March 31, 2022 and December 31, 2021:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 bp	+100 bp
March 31, 2022
Assets	$65,131,484	$62,178,077	n/a	$(1,337,389)
Liabilities	56,954,349	52,044,545	n/a	(1,871,504)
Net	$8,177,135	$10,133,532	n/a	$534,115
Net change as % base net economic value			n/a	5.3%

December 31, 2021
Assets	$34,915,599	$34,515,422	n/a	$(801,524)
Liabilities	31,477,274	30,015,357	n/a	(988,401)
Net	$3,438,325	$4,500,065	n/a	$186,877
Net change as % base net economic value			n/a	4.2%
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
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At March 31, 2022 and December 31, 2021, Webster's duration gap was negative 2.1 years and negative 1.8 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than the duration of financial assets, and therefore, liabilities have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise, as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise, and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future. At March 31, 2022, long-term rates have risen by 83 basis points as compared to December 31, 2021. This higher starting point extends financial asset duration by decreasing residential mortgage loans and mortgage-backed securities prepayment speeds.
These earnings and economic values estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company's interest rate risk position at March 31, 2022 represents a reasonable level of risk given the current interest rate outlook. Management is prepared to take additional action in the event that interest rates do change rapidly.
Additional information regarding Webster's asset/liability management process can be found under the section captioned "Asset/Liability Management and Market Risk" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates
The preparation of Webster's Condensed Consolidated Financial Statements, and accompanying notes thereto, are based on the application of accounting policies, the most significant of which can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements, and in Note 1: Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Critical accounting policies are defined as those that are most important to the portrayal of the Company's financial condition and results of operations, and that require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and which could potentially result in materially different amounts using different assumptions or under different conditions.
Accounting estimates are necessary in the application of certain accounting policies and can be susceptible to significant change in the near term. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on Webster's financial condition or results of operations. Webster's most critical accounting policies and accounting estimates are those related to the allowance for credit losses on loans and leases and business combinations. These critical accounting policies, including its underlying estimates, are discussed directly with the Audit Committee of the Board of Directors.
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of expected lifetime credit losses within Webster's loan and lease portfolios at the balance sheet date. The calculation of expected credit losses is determined using predictive methods and models that follow a PD/LGD/EAD, loss rate, or discounted cash flow framework, and include consideration of past events, current conditions, macroeconomic variables (such as unemployment, gross domestic product, property values, and interest rate spreads), and reasonable and supportable economic forecasts that affect the collectability of the reported amounts. Changes to the ACL on loans and leases, and therefore, to the related provision for credit losses, can materially affect financial results.
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
Business Combinations
The acquisition method of accounting generally requires that the identifiable assets acquired and liabilities assumed in business combinations are recorded at fair value as of the acquisition date. The determination of fair value often involves the use of internal or third-party valuation techniques, such as discounted cash flow analyses or appraisals. Particularly, the valuation techniques used to estimate the fair value of loans and leases and the core deposit intangible asset acquired in the Sterling merger include estimates related to discount rates, credit risk, and other relevant factors, which are inherently subjective. A description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed from the Sterling merger can be found within Note 2: Mergers and Acquisitions in the Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$240,435	$137,385
Interest-bearing deposits	552,778	324,185
Investment securities available-for-sale, at fair value	8,744,897	4,234,854
Investment securities held-to-maturity, net of allowance for credit losses of $204 and $214	6,362,254	6,198,125
Federal Home Loan Bank and Federal Reserve Bank stock	206,123	71,836
Loans held for sale (valued under fair value option $1,333 and $4,694)	17,970	4,694
Loans and leases	43,536,485	22,271,729
Allowance for credit losses on loans and leases	(569,371)	(301,187)
Loans and leases, net	42,967,114	21,970,542
Deferred tax assets, net	178,042	109,405
Premises and equipment, net	490,004	204,557
Goodwill	2,513,771	538,373
Other intangible assets, net	224,582	17,869
Cash surrender value of life insurance policies	1,222,898	572,305
Accrued interest receivable and other assets	1,410,616	531,469
Total assets	$65,131,484	$34,915,599
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$13,570,702	$7,060,488
Interest-bearing	40,785,581	22,786,541
Total deposits	54,356,283	29,847,029
Securities sold under agreements to repurchase and other borrowings	518,733	674,896
Federal Home Loan Bank advances	10,903	10,997
Long-term debt	1,078,274	562,931
Accrued expenses and other liabilities	990,156	381,421
Total liabilities	56,954,349	31,477,274
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Series G issued and outstanding (135,000 shares)	138,942	—
Common stock, $0.01 par value; Authorized - 400,000,000 shares:
Issued (182,778,045 and 93,686,311 shares)	1,828	937
Paid-in capital	6,129,440	1,108,594
Retained earnings	2,276,875	2,333,288
Treasury stock, at cost (4,675,923 and 3,102,690 shares)	(239,264)	(126,951)
Accumulated other comprehensive (loss), net of tax	(275,723)	(22,580)
Total shareholders' equity	8,177,135	3,438,325
Total liabilities and shareholders' equity	$65,131,484	$34,915,599
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2022	2021
Interest Income:
Interest and fees on loans and leases	$346,276	$190,536
Taxable interest and dividends on investments	53,724	39,614
Non-taxable interest on investment securities	9,802	5,333
Loans held for sale	26	91
Total interest income	409,828	235,574
Interest Expense:
Deposits	7,399	6,439
Securities sold under agreements to repurchase and other borrowings	957	635
Federal Home Loan Bank advances	56	513
Long-term debt	7,168	4,223
Total interest expense	15,580	11,810
Net interest income	394,248	223,764
Provision (benefit) for credit losses	188,845	(25,750)
Net interest income after provision (benefit) for credit losses	205,403	249,514
Non-interest Income:
Deposit service fees	47,827	40,469
Loan and lease related fees	22,679	8,313
Wealth and investment services	10,597	9,403
Mortgage banking activities	428	2,642
Increase in cash surrender value of life insurance policies	6,732	3,533
Other income	15,772	12,397
Total non-interest income	104,035	76,757
Non-interest Expense:
Compensation and benefits	184,002	107,600
Occupancy	18,615	15,650
Technology and equipment	55,401	28,516
Intangible assets amortization	6,387	1,139
Marketing	3,509	2,504
Professional and outside services	54,091	9,776
Deposit insurance	5,222	3,956
Other expense	32,558	18,841
Total non-interest expense	359,785	187,982
(Loss) income before income taxes	(50,347)	138,289
Income tax (benefit) expense	(33,600)	30,211
Net (loss) income	(16,747)	108,078
Preferred stock dividends	3,431	1,969
Net (loss) income available to common shareholders	$(20,178)	$106,109

(Loss) earnings per common share:
Basic	$(0.14)	$1.18
Diluted	(0.14)	1.17
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Net (loss) income	$(16,747)	$108,078
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(244,879)	(30,353)
Derivative instruments	(7,844)	(4,372)
Defined benefit pension and other postretirement benefit plans	(420)	743
Other comprehensive (loss), net of tax	(253,143)	(33,982)
Comprehensive (loss) income	$(269,890)	$74,096
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended March 31, 2022
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2021	$145,037	$937	$1,108,594	$2,333,288	$(126,951)	$(22,580)	$3,438,325
Net (loss)	—	—	—	(16,747)	—	—	(16,747)
Other comprehensive (loss), net of tax	—	—	—	—	—	(253,143)	(253,143)
Common stock dividends and equivalents $0.40 per share	—	—	—	(36,234)	—	—	(36,234)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends $16.25 per share	—	—	—	(1,463)	—	—	(1,463)
Issued in business combination	138,942	891	5,040,291	—	—	—	5,180,124
Stock-based compensation	—	—	(19,098)	—	28,101	—	9,003
Exercise of stock options	—	—	(347)	—	758	—	411
Common shares acquired from stock compensation plan activity	—	—	—	—	(18,967)	—	(18,967)
Common stock repurchase program	—	—	—	—	(122,205)	—	(122,205)
Balance at March 31, 2022	$283,979	$1,828	$6,129,440	$2,276,875	$(239,264)	$(275,723)	$8,177,135

	At or for the three months ended March 31, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2020	$145,037	$937	$1,109,532	$2,077,522	$(140,659)	$42,256	$3,234,625
Net income	—	—	—	108,078	—	—	108,078
Other comprehensive (loss), net of tax	—	—	—	—	—	(33,982)	(33,982)
Common stock dividends and equivalents $0.40 per share	—	—	—	(36,195)	—	—	(36,195)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	649	—	2,316	—	2,965
Exercise of stock options	—	—	(5,044)	—	8,358	—	3,314
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,908)	—	(3,908)
Balance at March 31, 2021	$145,037	$937	$1,105,137	$2,147,436	$(133,893)	$8,274	$3,272,928
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Operating Activities:
Net (loss) income	$(16,747)	$108,078
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision (benefit) for credit losses	188,845	(25,750)
Deferred income tax (benefit) expense	(28,543)	13,192
Stock-based compensation expense	9,003	2,965
Depreciation and amortization of property and equipment and intangible assets	16,784	10,351
(Accretion) and amortization of net discounts / premiums on earning assets and borrowings	(19,854)	35,583
Amortization of low-income housing tax credit investments	10,377	1,205
Amortization of mortgage servicing assets	570	1,490
Reduction of right-of-use lease assets	7,928	58
Net (gain) loss on sale, net of write-downs, of foreclosed properties and repossessed assets	(103)	29
Net loss on sale, net of write-downs, of property and equipment	1,662	197
Originations of loans held for sale	(23,056)	(81,361)
Proceeds from sale of loans held for sale	26,753	79,308
Net (gain) on mortgage banking activities	(397)	(2,109)
Net (gain) on sale of loans not originated for sale	(1,816)	(191)
(Increase) in cash surrender value of life insurance policies	(6,732)	(3,533)
(Gain) from life insurance policies	(38)	(410)
Net decrease in derivative contract assets and liabilities	215,423	128,550
Net (increase) decrease in accrued interest receivable and other assets	(69,651)	1,046
Net (decrease) increase in accrued expenses and other liabilities	(95,151)	(39,873)
Net cash provided by operating activities	215,257	228,825
Investing Activities:
Purchases of available-for-sale securities	(714,208)	(291,386)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	283,474	255,362
Purchases of held-to-maturity securities	(456,139)	(356,624)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	280,080	343,825
Net decrease (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	16,215	(80)
Alternative investments (capital calls), net of distributions	(5,661)	(3,526)
Net (increase) decrease in loans	(674,472)	302,554
Proceeds from sale of loans not originated for sale	51,127	16,787
Proceeds from sale of foreclosed properties and repossessed assets	231	44
Proceeds from sale of property and equipment	—	250
Additions to property and equipment	(4,644)	(3,680)
Proceeds from life insurance policies	7,793	1,100
Net cash paid for acquisition of Bend	(54,407)	—
Net cash received in merger with Sterling	513,960	—
Net cash (used for) provided by investing activities	(756,651)	264,626
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2022	2021
Financing Activities:
Net increase in deposits	1,235,442	1,145,364
Proceeds from Federal Home Loan Bank advances	—	80,470
Repayments of Federal Home Loan Bank advances	(94)	(75,080)
Net (decrease) in securities sold under agreements to repurchase and other borrowings	(183,347)	(496,977)
Dividends paid to common shareholders	(36,234)	(36,108)
Dividends paid to preferred shareholders	(1,969)	(1,969)
Exercise of stock options	411	3,314
Common stock repurchase program	(122,205)	—
Common shares acquired related to stock compensation plan activity	(18,967)	(3,908)
Net cash provided by financing activities	873,037	615,106
Net increase in cash and cash equivalents	331,643	1,108,557
Cash and cash equivalents at beginning of period	461,570	263,104
Cash and cash equivalents at end of period	$793,213	$1,371,661

Supplemental disclosure of cash flow information:
Interest paid	$15,457	$16,638
Income taxes paid	7,112	3,355
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$213	$151
Transfer of loans from portfolio to loans-held-for-sale	42,431	16,587
Merger with Sterling:
Tangible assets acquired	27,434,111	—
Goodwill and other intangible assets	2,149,532	—
Liabilities assumed	24,403,343	—
Common stock issued	5,041,182	—
Preferred stock exchanged	138,942	—
Acquisition of Bend:
Tangible assets acquired	16,597	—
Goodwill and other intangible assets	38,966	—
Liabilities assumed	290	—

See accompanying Notes to Condensed Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. Webster Bank is the principal consolidated subsidiary of Webster Financial Corporation. Webster Bank, and its HSA Bank division, deliver a wide range of banking, investment, and financial services to individuals, families, and businesses. Webster Bank serves consumer and business customers with mortgage lending, financial planning, trust, and investment services through a distribution network consisting of banking centers, ATMs, a customer care center, and a full range of web and mobile-based banking services throughout the northeastern U.S. from New York to Massachusetts, with certain businesses operating in extended geographies. Webster Bank also offers equipment financing, warehouse lending, commercial real estate lending, asset-based lending, and treasury management solutions. HSA Bank is a leading provider of HSAs, and delivers health reimbursement arrangements and flexible spending and commuter benefit account administration services to employers and individuals in all 50 states.
Basis of Presentation
The unaudited condensed consolidated financial statements of Webster have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the condensed consolidated financial statements should be read in conjunction with Webster's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
In the opinion of management, all necessary adjustments have been reflected to present fairly the financial position, results of operations, and cash flows for the reporting periods presented. Intercompany transactions and balances have been eliminated in consolidation. Assets under administration or assets under management that Webster holds or manages in a fiduciary or agency capacity for customers are not included in the consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a significant impact on the Company's consolidated financial statements.
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
Business Combinations
Business combinations are accounted for under the acquisition method, in which the identifiable assets acquired and liabilities assumed are generally measured and recognized at fair value as of the acquisition date, with the excess of the purchase price over the fair value of the net assets acquired capitalized as goodwill. Items such as acquired right-of-use (ROU) lease assets and operating lease liabilities as lessee, employee benefit plans, and income-tax related balances are recognized in accordance with other applicable GAAP, which may result in measurements that differ from fair value. Business combinations are included in the consolidated financial statements from the respective dates of acquisition. Historical reporting periods reflect only the results of legacy Webster operations. Merger-related costs are expensed in their applicable non-interest expense categories in the period incurred. Additional information regarding Webster's mergers and acquisitions can be found within Note 2: Mergers and Acquisitions.
Purchased Credit-Deteriorated Loans and Leases
Purchased credit-deteriorated (PCD) loans and leases are defined as those that have experienced a more-than-insignificant deterioration in credit quality since origination. Webster considers a variety of factors to evaluate and identify whether acquired loans are PCD, including but not limited to, nonaccrual status, delinquency, TDR classification, partial charge-offs, decreases in FICO scores, risk rating downgrades, and other factors. Upon acquisition, expected credit losses are added to the fair value of individual PCD loans and leases to determine the amortized cost basis. After initial recognition, any changes to the estimate of expected credit losses, favorable or unfavorable, are recorded as a provision for credit loss during the period of change.
PCD accounting is also applied to loans and leases previously charged-off by the acquiree if Webster has contractual rights to the cash flows at the acquisition date. Webster recognizes an additional allowance for credit loss for these amounts previously charged-off by the acquiree with a corresponding increase to the amortized costs basis. Balances deemed to be uncollectible are immediately charged-off in accordance with Webster’s charge-off policies, resulting in the establishment of the initial allowance for credit losses for PCD loans and leases to be recorded net of these uncollectible balances.

Relevant Accounting Standards Issued But Not Yet Adopted
In March 2022, the FASB issued ASU No. 2022-02—Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. In addition, ASU No. 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6.
ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The amendments should be applied prospectively, however, an entity has the option to apply a modified retrospective transition method related to the recognition and measurement of TDRs, which would result in a cumulative effect adjustment to retained earnings in the period of adoption. The Company is in the early assessment stage of evaluating the amendments, as well as determining under which transition method it plans to adopt for TDRs. Therefore, the Company is currently unable to reasonably estimate the impact of adoption on the consolidated financial statements.

Note 2: Mergers and Acquisitions
Merger with Sterling Bancorp
On January 31, 2022, Webster completed its previously announced merger with Sterling pursuant to an agreement and plan of merger dated as of April 18, 2021 (the merger agreement), in which Sterling merged with and into Webster, with Webster continuing as the surviving corporation. Following the merger, on February 1, 2022, Sterling National Bank, a wholly-owned subsidiary of Sterling, merged with and into Webster Bank, with Webster Bank continuing as the surviving bank. Sterling was a full-service regional bank headquartered in Pearl River, New York, that primarily served the Greater New York metropolitan area. The merger expanded Webster's geographic footprint and combined two complementary organizations to create one of the largest commercial banks in the northeast U.S.
Each share of Sterling common stock issued and outstanding immediately prior to the merger, other than certain shares held by Webster and Sterling, was converted into the right to receive a fixed 0.4630 share of Webster common stock. In connection with the completion of the merger and in accordance with the merger agreement, the number of authorized shares of Webster common stock was increased from 200.0 million shares to 400.0 million shares as of January 31, 2022. Cash was also paid to Sterling common shareholders in lieu of fractional shares, as applicable.
In addition, each share of Sterling 6.50% Series A Non-Cumulative Perpetual Preferred Stock issued and outstanding immediately prior to the merger was converted into the right to receive one share of newly created Webster 6.50% Series G Non-Cumulative Perpetual Preferred Stock, having substantially the same terms. On January 31, 2022, Webster registered and issued 5,400,000 depositary shares, each representing 1/40th interest in a share of 6.50% Series G Non-Cumulative Preferred Perpetual Stock, par value $0.01 per share, with a liquidation preference equal to $1,000 per share (equivalent to $25 per depositary share) (the Series G Preferred Stock). The Series G Preferred Stock ranks on parity with Webster 5.25% Series F Non-Cumulative Preferred Perpetual Stock, par value $0.01 per share, with a liquidation preference of $25,000 per share (equivalent to $25 per depositary share), and senior to Webster common stock, with respect to the payment of dividends and distributions upon the liquidation, dissolution, or winding-up of Webster.
Series G Preferred Stock dividends are payable quarterly on the fifteenth day of each January, April, July, and December, if and when declared by the Board of Directors. Webster may redeem the Series G Preferred Stock at its option, in whole or in part, subject to the approval of Federal Reserve Board, on October 15, 2022, or any dividend payment date occurring thereafter, or in whole but not in part, upon the occurrence of a regulatory capital treatment event, at a redemption price equal to the liquidation preference plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
Further, certain equity awards granted under Sterling's equity compensation plans were converted into a corresponding award with respect to Webster common stock, generally subject to the same terms and conditions, with the number of shares underlying such awards adjusted based on the 0.4630 fixed exchange ratio.
The following table summarizes the determination of the purchase price consideration:

(In thousands, except share and price per share data)
Webster common stock issued	87,965,239
Price per share of Webster common stock on January 31, 2022	$56.81
Consideration for outstanding common stock	4,997,305
Consideration for preferred stock exchanged	138,942
Consideration for replacement equity awards (1)	43,877
Cash in lieu of fractional shares	176
Total purchase price consideration	$5,180,300
(1)The fair value of the replacement equity awards issued by Webster and included in the consideration transferred pertain to services performed prior to the merger effective date. The fair value attributed to services performed after the merger effective date will be recognized over the required service vesting period for each award and recorded as compensation and benefits expense on the consolidated statements of income. Webster recognized an incremental $2.8 million of stock compensation expense related to the replacement equity awards during the three months ended March 31, 2022.
The merger was accounted for as a business combination. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the merger effective date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to change. Fair value estimates of the assets acquired and liabilities assumed may be adjusted for a period up to one year (the measurement period) from the closing date of the merger if new information is obtained about facts and circumstances that existed as of the merger effective date that, if known, would have affected the measurement of the amounts recognized as of that date.

Webster considers its valuations of loans and leases, tax receivables and payables, and certain other assets and other liabilities to be preliminary, as management continues to identify and assess information regarding the nature of these assets acquired and liabilities assumed, including extended information gathering, management review procedures, and any new information that may arise as a result of integration activities. Accordingly, the amounts recorded for current and deferred tax assets and liabilities are also considered preliminary, as Webster continues to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the acquired assets and liabilities assumed. While the Company believes that the information available as of January 31, 2022 provides a reasonable basis for estimating fair value, it is possible that additional information may become available during the measurement period that would result in changes to the fair values presented. Any adjustments identified during the measurement period would be recognized in the corresponding reporting period.
The following table summarizes the preliminary allocation of the purchase price to the fair value of the identifiable assets acquired and liabilities assumed from Sterling at January 31, 2022:

(In thousands)	Unpaid Principal Balance	Fair Value
Purchase price consideration		$5,180,300
Assets:
Cash and due from banks		510,929
Interest-bearing deposits		3,207
Investment securities available-for-sale		4,429,948
Federal Home Loan Bank and Federal Reserve Bank Stock		150,502
Loans held for sale		23,517
Loans and leases:
Commercial non-mortgage	$5,570,782	5,527,657
Asset-based	694,137	683,958
Commercial real estate	6,790,600	6,656,405
Multi-family	4,303,381	4,255,906
Equipment financing	1,350,579	1,314,311
Warehouse lending	647,767	643,754
Residential	1,313,785	1,281,637
Home equity	132,758	122,553
Other consumer	12,559	12,525
Total loans and leases	$20,816,348	20,498,706
Deferred tax assets, net		(52,130)
Premises and equipment (1)		264,421
Other intangible assets		210,100
Bank-owned life insurance policies		645,510
Accrued interest receivable and other assets		959,501
Total assets acquired		$27,644,211
Liabilities:
Non-interest-bearing deposits		$6,620,248
Interest-bearing deposits		16,643,755
Securities sold under agreements to repurchase and other borrowings		27,184
Long-term debt		516,881
Accrued expenses and other liabilities (1)		595,275
Total liabilities assumed		$24,403,343
Net assets acquired		3,240,868
Goodwill		$1,939,432
(1)Includes $100.0 million of ROU lease assets and $106.9 million of operating lease liabilities reported within premises and equipment and accrued expenses and other liabilities, respectively, which were measured based upon the estimated present value of the remaining lease payments. In addition, ROU lease assets were adjusted for favorable and unfavorable terms of the lease when compared to market terms, as applicable.
In connection with the merger, Webster recorded $1.9 billion of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. Information regarding the allocation of goodwill to the Company's reportable segments, as well as the carrying amounts and amortization of the core deposit intangible and customer relationship intangible assets, can be found within Note 17: Segment Reporting and Note 7: Goodwill and Other Intangible Assets, respectively.

The following is a description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed:
Cash and due from banks and interest-bearing deposits. The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.
Investment securities available-for-sale. The fair values for investment securities available-for-sale were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates are based on observable inputs, including quoted market prices for similar instruments. Investment securities held-to-maturity were reclassified to investment securities available-for-sale based on the Company's intent at closing.
Loans and leases. The fair values for loans and leases were estimated using a discounted cash flow methodology that considered factors including the type of loan or lease and the related collateral, classification status, fixed or variable interest rate, remaining term, amortization status, and current discount rates. In addition, the probability of default, loss given default, and prepayment assumptions that were derived based on loan and lease characteristics, historical loss experience, comparable market data, and current and forecasted economic conditions were used to estimate expected credit losses. Loans and leases generally were valued individually. The discount rates used for loans and leases were based on current market rates for new originations or comparable loans and leases and include adjustments for liquidity. The discount rate did not include credit losses as that was included as a reduction to the estimated cash flows.
Premises and equipment. The fair values for land and buildings were based on appraised values using the cost approach, which estimates the price a buyer would pay if they were to rebuild or reconstruct a similar property on a comparable piece of land.
Intangible assets. A core deposit intangible asset represents the value of relationships with deposit clients. The fair value of the core deposit intangible asset was estimated using a net cost savings method, a form of discounted cash flow methodology that gave appropriate consideration to expected client attrition rates and other applicable adjustments to the projected deposit balance, the interest cost and net maintenance cost associated with the client deposit base, alternative cost of funds, and a discount rate used to discount the future economic benefits of the core deposit intangible asset to present value. The core deposit intangible asset is being amortized on an accelerated basis over 10 years based upon the period over which the estimated economic benefits are estimated to be received. Customer relationship intangible assets for payroll finance, factoring receivables finance, and wealth businesses were estimated using a discounted cash flow methodology that reflects the estimated value of the future net earnings for each relationship with adjustments for attrition. The customer relationship intangible assets are being amortized on an accelerated basis over their estimated useful life of 10 years.
Bank-owned life insurance policies. The cash surrender value of these insurance policies is a reasonable estimate of fair value since it reflects the amount that would be realized by the contract owner upon discontinuance or surrender.
Deposits. The fair values used for the demand and savings deposits by definition equal the amount payable on demand at the merger date. The fair values for time deposits were estimated using a discounted cash flow methodology that applies interest rates currently being offered to the contractual interest rates on such time deposits.
Securities sold under agreements to repurchase and other borrowings. The carrying amount of these liabilities is a reasonable estimate of fair value based on the short-term nature of these liabilities.
Long-term debt. The fair values of long-term debt instruments are estimated based on quoted market prices for the instrument, if available, or for similar instruments, if not available, or by using a discounted cash flow methodology based on current incremental borrowing rates for similar types of instruments.
PCD Loans and Leases
Purchased loans and leases that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses was established through an adjustment to the unpaid principal balance and non-credit discount at acquisition. Subsequent to the merger effective date, Webster recorded an ACL for non-PCD loans and leases of $175.1 million through an increase to the provision for credit losses. There was no carryover of Sterling's previously recorded ACL on loans and leases.
The following table reconciles the unpaid principal balance to the fair value of PCD loans and leases by portfolio segment:

(In thousands)	Commercial	Consumer	Total
Unpaid principal balance	$3,394,963	$541,471	$3,936,434
ACL at acquisition	(115,464)	(20,852)	(136,316)
Non-credit (discount)	(40,947)	(2,784)	(43,731)
Fair value	3,238,552	517,835	3,756,387

Supplemental Pro Forma Financial Information (Unaudited)
The following table summarizes supplemental pro forma financial information giving effect to the merger as if it had been completed on January 1, 2021:

	Three months ended March 31,
(In thousands)	2022	2021
Net interest income	$433,349	$463,990
Non-interest income	114,836	116,308
Net income	183,167	21,998
The supplemental pro forma financial information does not necessarily reflect the results of operations that would have occurred had Webster merged with Sterling on January 1, 2021. The supplemental pro forma financial information includes the impact of (i) accreting and amortizing the discounts and premiums associated with the estimated fair value adjustments to acquired loans and leases, investment securities, deposits, and long-term debt, (ii) the amortization of recognized intangible assets, (iii) the elimination of Sterling's historical accretion and amortization of discounts and premiums and deferred origination fees and costs on loans and leases, (iv) the elimination of Sterling's historical accretion and amortization of discounts and premiums on investment securities, and (iv) the related estimated income tax effects. Costs savings and other business synergies related to the merger are not included in the supplemental pro forma financial information.
In addition, the supplemental pro forma financial information was adjusted to include the $108.5 million of merger-related expenses recognized during three months ended March 31, 2022, as summarized in the following table:

(In thousands)
Compensation and benefits (1)	$41,585
Occupancy	356
Technology and equipment (2)	19,085
Professional and outside services (3)	44,457
Other expense (4)	3,012
Total merger-related expenses	$108,495
(1)Comprised primarily of severance and employee retention costs.
(2)Comprised primarily of technology contract termination fees.
(3)Comprised primarily of advisory, legal, accounting, and other professional fees.
(4)Comprised primarily of disposals on property and equipment, costs of shareholder matters, and other miscellaneous expenses.
Webster's operating results for the three months ended March 31, 2022 includes the operating results of acquired assets and assumed liabilities of Sterling subsequent to the merger on January 31, 2022. Due to the various conversions of Sterling systems during the first quarter of 2022, as well as other streamlining and integration of operating activities into those of the Company, historical reporting for the former Sterling operations after January 31, 2022 is impracticable, and thus disclosures of Sterling's revenue and earnings since the merger effective date that are included in the condensed consolidated statements of income for the reporting period is impracticable.
Bend Financial, Inc. Acquisition
On February 18, 2022, Webster acquired 100% of the equity interests of Bend, a cloud-based platform solution provider for HSAs, in exchange for cash of $55.3 million. The acquisition accelerates Webster’s efforts underway to deliver enhanced user experiences at HSA Bank. The transaction was accounted for as a business combination, and resulted in the addition of $19.3 million in net assets, which primarily comprises $15.9 million of internal use software and a $3.0 million customer relationship intangible asset.

Note 3: Strategic Initiatives
During the fourth quarter of 2020, Webster launched a strategic plan (the 2020 strategic initiatives) to drive incremental revenue and cost savings measures across the organization through the consolidation of banking centers and corporate facilities, process automation, ancillary spend reduction, and other organizational actions. By the end of 2021, key project milestones had been completed, including the completion of all planned banking center closures, the delivery of a new digital onboarding platform for retail consumers, an investment in foundational technology modernization, and the realignment of certain business banking and investment service operations across the Company's reportable segments. Collectively, these initiatives have contributed to the realization of operational efficiencies and ancillary spend reductions.
In connection with the Sterling merger, Webster re-evaluated its strategic priorities as a combined organization, which resulted in modifications to the outstanding 2020 strategic initiatives. As a result, the Company released $3.8 million from its previously recorded severance accrual during the first quarter of 2022, with a corresponding adjustment to compensation and benefits expense on the Condensed Consolidated Statements of Income. At March 31, 2022 and December 31, 2021, respectively, $0.6 million and $5.1 million of accrued severance and other benefits associated with the 2020 strategic initiatives was reported within accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets, which will be paid out to the impacted employees over the course of 2022.
Charges related to the 2020 strategic initiatives comprised the following for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(In thousands)	2022	2021
Compensation and benefits	$(3,811)	$2,060
Occupancy (1)	(330)	2,257
Technology and equipment	—	338
Professional and outside services	1	4,786
Total strategic initiatives charges	$(4,140)	$9,441
(1)Comprised primarily of a gain on an early lease termination in 2022 and accelerated depreciation and operating lease costs in 2021.

Note 4: Investment Securities
Available-for-Sale
The following table summarizes the amortized cost and fair value of available-for-sale debt securities by major type:

	At March 31, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
U.S. Treasury notes	$754,313	$—	$(21,888)	$732,425
Government agency debentures	227,161	84	(10,026)	217,219
Municipal bonds and notes	1,946,946	6	(52,415)	1,894,537
Agency CMO	80,766	127	(1,380)	79,513
Agency MBS	2,679,206	4,347	(108,984)	2,574,569
Agency CMBS	1,683,526	14	(99,720)	1,583,820
CMBS	871,981	265	(8,089)	864,157
CLO	14,245	—	(12)	14,233
Corporate debt	797,694	18	(30,668)	767,044
Other	17,500	—	(120)	17,380
Available-for-sale debt securities	$9,073,338	$4,861	$(333,302)	$8,744,897

	At December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
U.S. Treasury notes	$398,664	$—	$(1,698)	$396,966
Agency CMO	88,109	2,326	(51)	90,384
Agency MBS	1,568,293	36,130	(11,020)	1,593,403
Agency CMBS	1,248,548	2,537	(18,544)	1,232,541
CMBS	887,640	506	(1,883)	886,263
CLO	21,860	—	(13)	21,847
Corporate debt	14,583	—	(1,133)	13,450
Available-for-sale debt securities	$4,227,697	$41,499	$(34,342)	$4,234,854
(1)Fair value represents net carrying value. No ACL has been recorded on available-for-sale debt securities at March 31, 2022 and December 31, 2021, as the securities held are high credit quality and investment grade.
The increase of $4.5 billion in available-for-sale debt securities from December 31, 2021 to March 31, 2022, is primarily attributed to $4.4 billion of investment securities acquired from Sterling in the merger, all of which were classified as available-for-sale based on Webster's intent at closing. Accrued interest receivable of $41.9 million and $7.5 million at March 31, 2022 and December 31, 2021, respectively, is excluded from amortized cost and is reported within accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following table summarizes the gross unrealized losses and fair value of available-for-sale debt securities by length of time each major security type has been in a continuous unrealized loss position:

	At March 31, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$732,424	$(21,888)	$—	$—	23	$732,424	$(21,888)
Government agency debentures	194,636	(10,026)	—	—	13	194,636	(10,026)
Municipal bonds and notes	1,887,526	(52,415)	—	—	533	1,887,526	(52,415)
Agency CMO	65,378	(1,380)	—	—	26	65,378	(1,380)
Agency MBS	2,097,135	(90,138)	171,877	(18,846)	392	2,269,012	(108,984)
Agency CMBS	1,234,865	(67,130)	348,893	(32,590)	132	1,583,758	(99,720)
CMBS	665,550	(7,265)	148,459	(824)	45	814,009	(8,089)
CLO	—	—	14,233	(12)	1	14,233	(12)
Corporate debt	753,284	(29,821)	9,460	(847)	104	762,744	(30,668)
Other	7,130	(120)	—	—	2	7,130	(120)
Available-for-sale debt securities in unrealized loss position	$7,637,928	$(280,183)	$692,922	$(53,119)	1,271	$8,330,850	$(333,302)

	At December 31, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$396,966	$(1,698)	$—	$—	8	$396,966	$(1,698)
Agency CMO	7,895	(51)	—	—	2	7,895	(51)
Agency MBS	506,602	(7,354)	110,687	(3,666)	70	617,289	(11,020)
Agency CMBS	632,213	(6,163)	335,480	(12,381)	28	967,693	(18,544)
CMBS	724,762	(1,744)	81,253	(139)	50	806,015	(1,883)
CLO	—	—	21,848	(13)	1	21,848	(13)
Corporate debt	4,203	(76)	9,247	(1,057)	3	13,450	(1,133)
Available-for-sale debt securities in unrealized loss position	$2,272,641	$(17,086)	$558,515	$(17,256)	162	$2,831,156	$(34,342)
Webster assesses each available-for-sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. The increase in unrealized losses from December 31, 2021 to March 31, 2022 is primarily due to increased portfolio size from the merger with Sterling, and higher market rates. Market prices will approach par as the securities approach maturity.
At March 31, 2022, Webster had the intent to hold available-for-sale debt securities with unrealized losses through the anticipated recovery period, and it was more-likely-than-not that the Company would not have to sell these securities before recovery of their amortized cost basis. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the securities' entire amortized cost basis. Accordingly, no available-for-sale debt securities were in non-accrual status and there was no ACL recorded at both March 31, 2022 and December 31, 2021.
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity:

	At March 31, 2022
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$33,293	$33,216
Due after one year through five years	1,346,552	1,311,044
Due after five through ten years	1,522,072	1,474,896
Due after ten years	6,171,421	5,925,741
Total available-for-sale debt securities	$9,073,338	$8,744,897
Available-for-sale debt securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.
Sales of Available-for Sale Debt Securities
There were no sales of available-for-sale debt securities during the three months ended March 31, 2022, nor during the three months ended March 31, 2021.
Other Information
The following table summarizes available-for-sale debt securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At March 31, 2022	At December 31, 2021
Available-for-sale debt securities pledged for deposits, at fair value	$3,761,342	$855,323
Available-for-sale debt securities pledged for borrowings and other, at fair value	902,581	924,841
Total available-for-sale debt securities pledged	$4,663,923	$1,780,164
At March 31, 2022, Webster had callable available-for-sale debt securities with an aggregate carrying value of $3.5 billion.

Held-to-Maturity
The following table summarizes the amortized cost, fair value, and ACL on held-to-maturity debt securities by major type:

	At March 31, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$36,533	$54	$(856)	$35,731	$—	$36,533
Agency MBS	2,915,114	8,452	(128,688)	2,794,878	—	2,915,114
Agency CMBS	2,548,347	33	(153,778)	2,394,602	—	2,548,347
Municipal bonds and notes	696,601	12,198	(4,138)	704,661	204	696,397
CMBS	165,863	62	(4,180)	161,745	—	165,863
Held-to-maturity debt securities	$6,362,458	$20,799	$(291,640)	$6,091,617	$204	$6,362,254

	At December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$42,405	$655	$(25)	$43,035	$—	$42,405
Agency MBS	2,901,593	71,444	(11,788)	2,961,249	—	2,901,593
Agency CMBS	2,378,475	11,202	(43,844)	2,345,833	—	2,378,475
Municipal bonds and notes	705,918	51,572	—	757,490	214	705,704
CMBS	169,948	3,381	—	173,329	—	169,948
Held-to-maturity debt securities	$6,198,339	$138,254	$(55,657)	$6,280,936	$214	$6,198,125
Accrued interest receivable of $17.3 million and $21.2 million at March 31, 2022 and December 31, 2021, respectively, is excluded from amortized cost and is reported in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
An ACL on held-to-maturity debt securities is recorded for certain municipal bonds and notes to account for expected lifetime credit losses. Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed and therefore, assumed to be zero loss. Held-to-maturity debt securities with gross unrealized losses and no ACL are considered to be of high credit quality and therefore, zero credit loss is recorded as of March 31, 2022. The current period unrealized loss position of certain Agency CMBS is primarily attributed to the changing interest rate environment.
The following table summarizes the activity in the ACL on held-to-maturity debt securities:

	Three months ended March 31,
(In thousands)	2022	2021
Balance, beginning of period	$214	$299
(Benefit) provision for credit losses	(10)	9
Balance, end of period	$204	$308
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity debt securities by contractual maturity:

	At March 31, 2022
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,429	$2,448
Due after one year through five years	52,963	54,861
Due after five years through ten years	309,859	306,139
Due after ten years	5,997,207	5,728,169
Total held-to-maturity debt securities	$6,362,458	$6,091,617
Held-to-maturity debt securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.

Credit Quality Information
The Company monitors the credit quality of held-to-maturity debt securities through credit ratings provided by Standard & Poor's Rating Services (S&P), Moody's Investor Services (Moody's), Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a debt security, and are updated at each quarter end. Investment grade debt securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, debt securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade debt securities. There were no speculative grade held-to-maturity debt securities at March 31, 2022 and December 31, 2021. Held-to-maturity debt securities that are not rated are collateralized with U.S. Treasury obligations.
The following table summarizes the amortized cost basis of held-to-maturity debt securities based on their lowest publicly available credit rating:

	March 31, 2022
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMO	$—	$36,533	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,915,114	—	—	—	—	—	—	—
Agency CMBS	—	2,548,347	—	—	—	—	—	—	—
Municipal bonds and notes	207,035	117,428	226,724	98,112	35,836	8,256	—	95	3,115
CMBS	165,863	—	—	—	—	—	—	—	—
Held-to-maturity debt securities	$372,898	$5,617,422	$226,724	$98,112	$35,836	$8,256	$—	$95	$3,115

	December 31, 2021
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMO	$—	$42,405	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,901,593	—	—	—	—	—	—	—
Agency CMBS	—	2,378,475	—	—	—	—	—	—	—
Municipal bonds and notes	207,426	119,804	227,106	104,232	35,878	8,260	—	95	3,117
CMBS	169,948	—	—	—	—	—	—	—	—
Held-to-maturity debt securities	$377,374	$5,442,277	$227,106	$104,232	$35,878	$8,260	$—	$95	$3,117
At March 31, 2022 and December 31, 2021, there were no held-to-maturity debt securities past due under the terms of their agreements or in non-accrual status.
Other Information
The following table summarizes held-to-maturity debt securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At March 31, 2022	At December 31, 2021
Held-to-maturity debt securities pledged for deposits, at amortized cost	$1,858,753	$1,834,117
Held-to-maturity debt securities pledged for borrowing and other, at amortized cost	1,026,796	1,243,139
Total held-to-maturity debt securities pledged	$2,885,549	$3,077,256
At March 31, 2022, Webster had callable held-to-maturity debt securities with an aggregate carrying value of $0.7 billion.

Note 5: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	At March 31, 2022	At December 31, 2021
Commercial non-mortgage	$13,105,173	$6,882,480
Asset-based	1,807,545	1,067,248
Commercial real estate	11,957,747	5,463,321
Multi-family	5,627,200	1,139,859
Equipment financing	1,909,284	627,058
Warehouse lending	564,137	—
Commercial portfolio	34,971,086	15,179,966
Residential	6,798,199	5,412,905
Home equity	1,679,443	1,593,559
Other consumer	87,757	85,299
Consumer portfolio	8,565,399	7,091,763
Loans and leases	$43,536,485	$22,271,729
The increase of $21.3 billion in loans and leases from December 31, 2021 to March 31, 2022 is primarily attributed to $20.5 billion of loans and leases acquired from Sterling in the merger, which is inclusive of a $317.6 million purchase discount. The carrying amount of loans and leases at March 31, 2022 and December 31, 2021 includes net unamortized (discounts)/premiums and net unamortized deferred (costs)/fees totaling $(124.1) million and $12.3 million, respectively. Accrued interest receivable of $122.6 million and $50.7 million at March 31, 2022 and December 31, 2021, respectively, is excluded from the carrying amount of loans and leases and is reported within accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. At March 31, 2022, Webster had pledged $7.6 billion and $0.2 billion of eligible loans as collateral to support borrowing capacity at the FHLB and FRB, respectively.
Non-Accrual and Past Due Loans and Leases
The following table summarizes the aging of accrual and non-accrual loans and leases by class:

	At March 31, 2022
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$1,981	$1,788	$124	$87,005	$90,898	$13,014,275	$13,105,173
Asset-based	23,387	—	—	5,356	28,743	1,778,802	1,807,545
Commercial real estate	6,506	674	—	68,204	75,384	11,882,363	11,957,747
Multi-family	346	13,007	—	383	13,736	5,613,464	5,627,200
Equipment financing	3,276	881	—	15,364	19,521	1,889,763	1,909,284
Warehouse lending	—	—	—	—	—	564,137	564,137
Commercial portfolio	35,496	16,350	124	176,312	228,282	34,742,804	34,971,086
Residential	7,518	1,786	—	26,602	35,906	6,762,293	6,798,199
Home equity	3,834	1,593	—	31,910	37,337	1,642,106	1,679,443
Other consumer	361	196	—	154	711	87,046	87,757
Consumer portfolio	11,713	3,575	—	58,666	73,954	8,491,445	8,565,399
Total	$47,209	$19,925	$124	$234,978	$302,236	$43,234,249	$43,536,485

	At December 31, 2021
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$3,729	$4,524	$1,977	$59,607	$69,837	$6,812,643	$6,882,480
Asset-based	—	—	—	2,086	2,086	1,065,162	1,067,248
Commercial real estate	508	417	519	5,046	6,490	5,456,831	5,463,321
Multi-family	—	—	—	—	—	1,139,859	1,139,859
Equipment financing	1,034	—	—	3,728	4,762	622,296	627,058
Commercial portfolio	5,271	4,941	2,496	70,467	83,175	15,096,791	15,179,966
Residential	3,212	368	—	15,747	19,327	5,393,578	5,412,905
Home equity	3,467	1,600	—	23,489	28,556	1,565,003	1,593,559
Other consumer	379	181	—	224	784	84,515	85,299
Consumer portfolio	7,058	2,149	—	39,460	48,667	7,043,096	7,091,763
Total	$12,329	$7,090	$2,496	$109,927	$131,842	$22,139,887	$22,271,729
The following table provides additional information on non-accrual loans and leases:

	At March 31, 2022		At December 31, 2021
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$87,005	$17,877	$59,607	$4,802
Asset-based	5,356	1,959	2,086	2,086
Commercial real estate	68,204	24,193	5,046	4,310
Multi-family	383	—	—	—
Equipment financing	15,364	1,272	3,728	—
Warehouse lending	—	—	—	—
Commercial portfolio	176,312	45,301	70,467	11,198
Residential	26,602	9,847	15,747	10,584
Home equity	31,910	17,233	23,489	18,920
Other consumer	154	3	224	2
Consumer portfolio	58,666	27,083	39,460	29,506
Total	$234,978	$72,384	$109,927	$40,704
Interest on non-accrual loans and leases that would have been recognized as additional interest income had the loans and leases been current in accordance with their original terms totaled $4.4 million and $4.0 million for the three months ended March 31, 2022 and 2021, respectively.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	At or for the three months ended March 31,
	2022			2021
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$257,877	$43,310	$301,187	$312,244	$47,187	$359,431
Initial allowance for PCD loans and leases (1)	78,376	9,669	88,045	—	—	—
Provision (benefit)	184,327	4,741	189,068	(23,653)	(2,106)	(25,759)
Charge-offs	(11,248)	(1,120)	(12,368)	(6,321)	(2,974)	(9,295)
Recoveries	1,364	2,075	3,439	1,636	2,338	3,974
Balance, end of period	$510,696	$58,675	$569,371	$283,906	$44,445	$328,351
Individually evaluated for impairment	32,736	12,057	44,793	14,809	4,913	19,722
Collectively evaluated for impairment	$477,960	$46,618	$524,578	$269,097	$39,532	$308,629
(1)Represents the establishment of the initial reserve for PCD loans and leases, which is reported net of $48.3 million of day one charge-offs recognized at the date of acquisition in accordance with GAAP.

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
The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At March 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$1,184,061	$2,726,171	$1,570,383	$1,173,542	$781,857	$1,071,677	$4,211,772	$12,719,463
Special mention	—	13,405	—	405	27,790	15,491	23,979	81,070
Substandard	—	4,159	91,597	53,013	90,196	24,393	37,425	300,783
Doubtful	—	—	—	—	—	—	3,857	3,857
Commercial non-mortgage	1,184,061	2,743,735	1,661,980	1,226,960	899,843	1,111,561	4,277,033	13,105,173
Asset-based:
Pass	—	1,585	4,737	9,697	2,589	20,543	1,676,341	1,715,492
Special mention	—	—	11,597	—	—	—	40,953	52,550
Substandard	—	—	—	—	—	—	39,503	39,503
Asset-based	—	1,585	16,334	9,697	2,589	20,543	1,756,797	1,807,545
Commercial real estate:
Pass	480,774	2,300,007	1,862,529	2,271,370	1,324,793	3,092,728	—	11,332,201
Special mention	87,287	—	33,796	46,723	75,725	109,753	—	353,284
Substandard	1,646	1,503	5,752	46,189	68,445	148,727	—	272,262
Commercial real estate	569,707	2,301,510	1,902,077	2,364,282	1,468,963	3,351,208	—	11,957,747
Multi-family:
Pass	353,825	1,154,643	526,163	790,407	555,600	2,107,897	—	5,488,535
Special mention	—	—	—	5,223	46,200	32,374	—	83,797
Substandard	—	—	397	16,652	6,903	30,916	—	54,868
Multi-family	353,825	1,154,643	526,560	812,282	608,703	2,171,187	—	5,627,200
Equipment financing:
Pass	87,396	460,154	498,215	450,145	171,362	176,105	—	1,843,377
Special mention	—	—	1,042	4,132	11,208	4,929	—	21,311
Substandard	689	4,406	18,001	7,802	5,218	8,480	—	44,596
Equipment financing	88,085	464,560	517,258	462,079	187,788	189,514	—	1,909,284
Warehouse lending:
Pass	—	—	—	—	—	—	564,137	564,137
Warehouse lending	—	—	—	—	—	—	564,137	564,137
Commercial portfolio	$2,195,678	$6,666,033	$4,624,209	$4,875,300	$3,167,886	$6,844,013	$6,597,967	$34,971,086

	At December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$2,270,320	$1,179,620	$757,343	$581,633	$292,637	$275,789	$1,182,562	$6,539,904
Special mention	14,216	22,892	37,877	15,575	9,721	15,399	27,808	143,488
Substandard	3,660	46,887	30,437	69,963	5,255	19,483	23,403	199,088
Commercial non-mortgage	2,288,196	1,249,399	825,657	667,171	307,613	310,671	1,233,773	6,882,480
Asset-based:
Pass	7,609	19,141	12,810	13,456	6,113	25,850	920,496	1,005,475
Special mention	—	—	—	675	—	—	59,012	59,687
Substandard	—	—	2,086	—	—	—	—	2,086
Asset-based	7,609	19,141	14,896	14,131	6,113	25,850	979,508	1,067,248
Commercial real estate:
Pass	1,152,431	733,220	1,146,149	594,180	384,664	1,136,384	55,044	5,202,072
Special mention	95	3,084	—	84,475	51,536	79,096	—	218,286
Substandard	—	82	227	373	13,874	28,407	—	42,963
Commercial real estate	1,152,526	736,386	1,146,376	679,028	450,074	1,243,887	55,044	5,463,321
Multi-family:
Pass	222,875	135,924	185,087	322,688	17,054	203,558	566	1,087,752
Special mention	—	—	—	35,201	—	—	—	35,201
Substandard	—	400	—	6,933	—	9,573	—	16,906
Multi-family	222,875	136,324	185,087	364,822	17,054	213,131	566	1,139,859
Equipment financing:
Pass	231,762	188,031	93,547	41,276	14,864	32,588	—	602,068
Special mention	—	108	2,229	3,341	—	600	—	6,278
Substandard	—	8,388	4,756	2,612	332	2,624	—	18,712
Equipment financing	231,762	196,527	100,532	47,229	15,196	35,812	—	627,058
Commercial portfolio	$3,902,968	$2,337,777	$2,272,548	$1,772,381	$796,050	$1,829,351	$2,268,891	$15,179,966
To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk and a higher FICO score is indicative of lower credit risk. FICO scores are updated at least on a quarterly basis.

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At March 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$39,359	$797,341	$450,236	$159,820	$32,779	$988,591	$—	$2,468,126
740-799	179,363	1,150,417	371,094	141,957	41,325	904,628	—	2,788,784
670-739	63,399	371,717	122,158	66,514	26,780	483,134	—	1,133,702
580-669	3,646	41,718	18,238	9,163	4,729	197,165	—	274,659
579 and below	868	2,420	1,595	47,842	728	79,475	—	132,928
Residential	286,635	2,363,613	963,321	425,296	106,341	2,652,993	—	6,798,199
Home equity:
800+	9,110	34,957	29,116	10,058	14,217	62,760	483,151	643,369
740-799	8,128	42,151	20,593	7,809	10,159	41,587	435,737	566,164
670-739	4,811	18,414	8,147	5,161	8,432	34,326	251,203	330,494
580-669	290	2,023	1,394	1,037	1,835	15,424	84,571	106,574
579 and below	73	326	676	720	647	6,487	23,913	32,842
Home equity	22,412	97,871	59,926	24,785	35,290	160,584	1,278,575	1,679,443
Other consumer:
800+	49	352	1,205	1,918	651	494	11,781	16,450
740-799	57	988	683	779	438	3,344	10,524	16,813
670-739	—	—	3,486	5,089	1,900	945	15,697	27,117
580-669	185	712	5,497	9,478	3,002	866	1,986	21,726
579 and below	13	291	835	2,119	467	490	1,436	5,651
Other consumer	304	2,343	11,706	19,383	6,458	6,139	41,424	87,757
Consumer portfolio	$309,351	$2,463,827	$1,034,953	$469,464	$148,089	$2,819,716	$1,319,999	$8,565,399

	At December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$590,238	$428,118	$161,664	$35,502	$105,198	$735,517	$—	$2,056,237
740-799	1,083,608	421,380	154,960	32,172	95,662	456,722	—	2,244,504
670-739	374,460	135,146	73,499	25,099	34,550	227,863	—	870,617
580-669	38,644	13,782	9,348	3,056	9,000	71,811	—	145,641
579 and below	9,478	1,051	49,252	390	2,519	33,216	—	95,906
Residential	2,096,428	999,477	448,723	96,219	246,929	1,525,129	—	5,412,905
Home equity:
800+	35,678	30,157	9,591	16,347	11,068	58,189	463,334	624,364
740-799	42,430	22,030	9,413	13,317	7,711	33,777	409,518	538,196
670-739	17,493	9,162	5,889	8,220	5,802	31,160	233,744	311,470
580-669	1,773	1,397	1,298	1,066	1,329	15,042	66,361	88,266
579 and below	380	446	725	1,060	434	5,666	22,552	31,263
Home equity	97,754	63,192	26,916	40,010	26,344	143,834	1,195,509	1,593,559
Other consumer:
800+	463	1,343	2,398	916	231	118	10,160	15,629
740-799	2,588	5,408	8,303	2,985	379	77	9,528	29,268
670-739	1,061	7,034	13,602	3,859	607	412	5,644	32,219
580-669	256	1,083	2,550	735	216	211	1,267	6,318
579 and below	147	87	215	159	40	21	1,196	1,865
Other consumer	4,515	14,955	27,068	8,654	1,473	839	27,795	85,299
Consumer portfolio	$2,198,697	$1,077,624	$502,707	$144,883	$274,746	$1,669,802	$1,223,304	$7,091,763

Collateral Dependent Loans and Leases
A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected to be provided through the operation or sale of collateral. At March 31, 2022 and December 31, 2021, the carrying amount of collateral dependent commercial loans and leases totaled $102.2 million and $16.6 million, respectively, and the carrying amount of collateral dependent consumer loans totaled $32.1 million and $34.9 million, respectively. Commercial non-mortgage, asset-based, and equipment financing loans and leases are generally secured by machinery and equipment, inventory, receivables, or other non-real estate assets, whereas commercial real estate, multi-family, warehouse lending, residential, home equity, and other consumer loans are secured by real estate. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At March 31, 2022 and December 31, 2021, the collateral value associated with collateral dependent loans and leases totaled $139.9 million and $86.0 million, respectively.
Troubled Debt Restructurings
The following table summarizes information related to TDRs:

(In thousands)	At March 31, 2022	At December 31, 2021
Accrual status	$104,910	$110,625
Non-accrual status	46,338	52,719
Total TDRs	$151,248	$163,344

Additional funds committed to borrowers in TDR status	$5,747	$5,975
Specific reserves for TDRs included in the ACL on loans and leases:
Commercial portfolio	$2,939	$9,017
Consumer portfolio	3,689	3,745
The respective portions of commercial and consumer TDRs deemed to be uncollectible and charged off were $9.1 million and $0.1 million during the three months ended March 31, 2022, and $1.6 million and $0.3 million during the three months ended March 31, 2021.
The following table summarizes loans and leases modified as TDRs by class and modification type:

	Three months ended March 31,
	2022		2021
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
Commercial non-mortgage
Extended maturity	2	$98	6	$507
Maturity/rate combined	2	92	1	37
Other (2)	—	—	2	113
Commercial real estate
Extended maturity	—	—	1	183
Residential
Extended maturity	—	—	1	99
Other (2)	5	2,985	2	233
Home equity
Extended maturity	—	—	1	28
Maturity/rate combined	4	44	5	1,011
Other (2)	17	1,242	7	433
Total TDRs	30	$4,461	26	$2,644
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs due to restructurings was not significant.
(2)Other includes covenant modifications, forbearance, discharges under Chapter 7 bankruptcy, or other concessions.
For the three months ended March 31, 2022 and 2021, there were no significant loans and leases modified as TDRs within the previous 12 months and for which there was a payment default.

Note 6: Transfers and Servicing of Financial Assets
Webster originates and sells residential mortgage loans in the normal course of business, primarily to government-sponsored entities through established programs and securitizations. Residential mortgage origination fees, adjustments for changes in fair value, and any gain or loss recognized on residential mortgage loans sold are included in mortgage banking activities on the accompanying Condensed Consolidated Statements of Income.
The following table summarizes information related to mortgage banking activities:

	Three months ended March 31,
(In thousands)	2022	2021
Net gain on sale	$397	$2,109
Origination fees	135	541
Fair value adjustment	(104)	(8)
Mortgage banking activities	$428	$2,642

Proceeds from sale	$26,753	$79,308
Loans sold with servicing rights retained	25,363	75,691
Under certain circumstances, Webster may decide to sell loans that were not originated with the intent to sell. During the three months ended March 31, 2022 and 2021, Webster sold commercial loans not originated for sale for proceeds of $51.1 million and $16.8 million, respectively, which resulted in net gains on sale of $1.8 million and $0.2 million, respectively.
In addition, Webster may retain servicing rights on its residential mortgage loans sold in the normal course of business. At March 31, 2022 and December 31, 2021, the aggregate principal balance of residential mortgage loans serviced for others totaled $2.2 billion and $2.0 billion, respectively. Mortgage servicing assets are held at the lower of cost, net of accumulated amortization, or fair market value, and are included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. Webster assesses mortgage servicing assets for impairment each quarter and establishes or adjusts the valuation allowance to the extent that amortized cost exceeds the estimated fair market value.
The following table presents the change in the carrying amount for mortgage servicing assets:

	Three months ended March 31,
(In thousands)	2022	2021
Beginning balance	$9,237	$13,422
Additions (1)	1,068	586
Amortization	(570)	(1,490)
Adjustment to valuation allowance	—	(191)
Ending balance	$9,735	$12,327
(1)Includes $0.9 million acquired in connection with the Sterling merger.
Loan servicing fees, net of mortgage servicing rights amortization, were $1.1 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, and are included in loan and lease related fees on the accompanying Condensed Consolidated Statements of Income. Information regarding the fair value of loans held for sale and mortgage servicing assets can be found within Note 15: Fair Value Measurements.

Note 7: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	At March 31, 2022	At December 31, 2021
Balance, beginning of period	$538,373	$538,373
Sterling merger	1,939,432	—
Bend acquisition	35,966	—
Balance, end of period	$2,513,771	$538,373
Information regarding goodwill by reportable segment can be found within Note 17: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	At March 31, 2022			At December 31, 2021
(In thousands)	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$145,725	$22,183	$123,542	$26,625	$18,516	$8,109
Customer relationships	115,000	13,960	101,040	21,000	11,240	9,760
Total other intangible assets	$260,725	$36,143	$224,582	$47,625	$29,756	$17,869
(1)In connection with the Sterling merger and Bend acquisition, Webster recorded a $119.1 million core deposit intangible and $94.0 million of customer relationship intangibles, all of which are being amortized on an accelerated basis over a period of 10 years.
The remaining estimated aggregate future amortization expense for other intangible assets as of March 31, 2022 is as follows:

(In thousands)	Amortization Expense
Remainder of 2022	$25,543
2023	30,315
2024	24,442
2025	21,455
2026	21,455
Thereafter	101,372

Note 8: Deposits
The following table summarizes deposits by type:

(In thousands)	At March 31, 2022	At December 31, 2021
Non-interest-bearing:
Demand	$13,570,702	$7,060,488
Interest-bearing:
Health savings accounts	7,804,858	7,397,582
Checking	9,579,839	4,182,497
Money market	11,964,649	3,718,953
Savings	8,615,138	5,689,739
Time deposits	2,821,097	1,797,770
Total interest-bearing	$40,785,581	$22,786,541
Total deposits	$54,356,283	$29,847,029

Time deposits, money market, and interest-bearing checking obtained through brokers	$115,538	$120,392
Aggregate amount of time deposit accounts that exceeded the FDIC limit	390,023	256,522
Demand deposit overdrafts reclassified as loan balances	10,122	1,577
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	At March 31, 2022
Remainder of 2022	$2,095,195
2023	399,082
2024	122,537
2025	127,698
2026	61,993
Thereafter	14,592
Total time deposits	$2,821,097

Note 9: Borrowings
The following table summarizes securities sold under agreements to repurchase:

	At March 31, 2022		At December 31, 2021
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Original maturity of one year or less	$318,733	0.11%	$474,896	0.11%
Original maturity of greater than one year, non-callable	200,000	2.04	200,000	1.32
Total securities sold under agreements to repurchase (1)	518,733	0.85	674,896	0.47
(1)Webster has the right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase are presented as gross transactions, as only liabilities are outstanding for the periods presented.
Securities sold under agreements to repurchase are used as a source of borrowed funds and are collateralized by Agency MBS and corporate bonds. The Company's repurchase agreement counterparties are limited to primary dealers in government securities, and commercial and municipal customers through the Corporate Treasury function. Webster may also purchase unsecured term and overnight federal funds to satisfy its short-term liquidity needs.

The following table summarizes information for FHLB advances:

	At March 31, 2022		At December 31, 2021
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$85	—%	$90	—%
After 1 but within 2 years	198	2.96	202	2.95
After 2 but within 3 years	—	—	—	—
After 3 but within 4 years	—	—	—	—
After 4 but within 5 years	—	—	—	—
After 5 years	10,620	2.03	10,705	2.03
Total FHLB advances	$10,903	2.03	$10,997	2.03

Aggregate carrying value of assets pledged as collateral	$7,565,427		$7,556,034
Remaining borrowing capacity at FHLB	5,129,597		5,087,294
Webster Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which primarily include certain residential and commercial real estate loans and home equity lines of credit. Webster Bank was in compliance with its FHLB collateral requirements at both March 31, 2022 and December 31, 2021.
The following table summarizes long-term debt:

(Dollars in thousands)		At March 31, 2022	At December 31, 2021
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	337,473	338,811
4.000%	Subordinated fixed-to-floating rate notes due December 30, 2029	274,000	—
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	—
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total senior and subordinated debt		1,063,793	566,131
Discount on senior fixed-rate notes		(920)	(974)
Debt issuance cost on senior fixed-rate notes		(2,125)	(2,226)
Premium on subordinated fixed-to-floating rate notes		17,526	—
Long-term debt		$1,078,274	$562,931
(1)Webster de-designated its fair value hedging relationship on these senior notes in 2020. A basis adjustment of $37.5 million and $38.8 million at March 31, 2022 and December 31, 2021, respectively, is included in the carrying value and is being amortized over the remaining life of the senior notes.
(2)The interest rate on the Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 3.87% and 3.17% at March 31, 2022 and December 31, 2021, respectively.
Webster assumed $274.0 million in aggregate principal amount of 4.00% fixed-to-floating rate subordinated notes due on December 30, 2029 (the 2029 subordinated notes) in connection with the Sterling merger. The 2029 subordinated notes were issued by Sterling on December 16, 2019 through a public offering, and are redeemable at a price equal to the total principal amount plus any accrued and unpaid interest thereon, in whole or in part by Webster on December 30, 2024, or any interest payment date thereafter, upon the occurrence of certain specified events. Until December 30, 2024, the interest rate is fixed at 4.00% and payable semi-annually in arrears on each June 30 and December 30. From December 30, 2024 through the earlier of maturity or redemption, the 2029 subordinated notes will bear interest at a floating rate per annum equal to three-month term SOFR plus 253 basis points, payable quarterly in arrears on each March 30, June 30, September 30, and December 30.
In addition, Webster assumed $225.0 million in aggregate principal amount of 3.875% fixed-to-floating rate subordinated notes due on November 1, 2030 (the 2030 subordinated notes) in connection with the Sterling merger. The 2030 subordinated notes were issued by Sterling on October 30, 2020 through a public offering, and are redeemable at a price equal to the total principal amount plus any accrued and unpaid interest thereon, in whole or in part by Webster on December 30, 2024, or any interest payment date thereafter, upon the occurrence of certain specified events. Until November 1, 2025, the interest rate is fixed at 3.875% and payable semi-annually in arrears on each May 1 and December 30. From November 1, 2025 through the earlier of maturity or redemption, the 2030 subordinated notes will bear interest at a floating rate per annum equal to three-month term SOFR plus 369 basis points, payable quarterly in arrears on each February 1, May 1, August 1, and November 1.
Webster recorded the 2029 and 2030 subordinated notes at their estimated fair value of $281.0 million and $235.9 million, respectively, on the merger effective date. The purchase premiums are being amortized into interest expense over the remaining lives of the subordinated notes.

Note 10: Accumulated Other Comprehensive (Loss) Income, Net of Tax
The following table summarizes the changes in each component of accumulated other comprehensive (loss) income, net of tax:

	Three months ended March 31, 2022
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$4,536	$6,070	$(33,186)	$(22,580)
Other comprehensive (loss) before reclassifications	(244,879)	(8,613)	(719)	(254,211)
Amounts reclassified from accumulated other comprehensive income (loss)	—	769	299	1,068
Other comprehensive (loss) income, net of tax	(244,879)	(7,844)	(420)	(253,143)
Balance, end of period	$(240,343)	$(1,774)	$(33,606)	$(275,723)

	Three months ended March 31, 2021
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$67,424	$19,918	$(45,086)	$42,256
Other comprehensive (loss) before reclassifications	(30,353)	(5,170)	—	(35,523)
Amounts reclassified from accumulated other comprehensive (loss)	—	798	743	1,541
Other comprehensive (loss) income, net of tax	(30,353)	(4,372)	743	(33,982)
Balance, end of period	$37,071	$15,546	$(44,343)	$8,274
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss) income:

	Three months ended March 31,		Associated Line Item on the Condensed Consolidated Statements of Income
Accumulated Other Comprehensive (Loss) Income Components	2022	2021
(In thousands)
Derivative instruments:
Hedge terminations	$(77)	$(76)	Interest expense
Premium amortization	(978)	(1,005)	Interest income
Tax benefit	286	283	Income tax expense
Net of tax	$(769)	$(798)
Defined benefit pension and other postretirement benefit plans:
Actuarial loss amortization	$(411)	$(1,008)	Other non-interest expense
Tax benefit	112	265	Income tax expense
Net of tax	$(299)	$(743)

Note 11: Regulatory Capital and Restrictions
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
At March 31, 2022 and December 31, 2021, Webster Financial Corporation and Webster Bank were both classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At March 31, 2022
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$5,509,106	11.46%	$2,163,855	4.5%	$3,125,569	6.5%
Total risk-based capital	6,927,124	14.41	3,846,854	8.0	4,808,567	10.0
Tier 1 risk-based capital	5,793,085	12.05	2,885,140	6.0	3,846,854	8.0
Tier 1 leverage capital	5,793,085	11.10	2,087,830	4.0	2,609,787	5.0
Webster Bank
CET1 risk-based capital	$6,376,845	13.28%	$2,160,507	4.5%	$3,120,732	6.5%
Total risk-based capital	6,917,038	14.41	3,840,901	8.0	4,801,127	10.0
Tier 1 risk-based capital	6,376,845	13.28	2,880,676	6.0	3,840,901	8.0
Tier 1 leverage capital	6,376,845	12.19	2,092,902	4.0	2,616,128	5.0

	At December 31, 2021
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,804,290	11.72%	$1,076,871	4.5%	$1,555,480	6.5%
Total risk-based capital	3,265,064	13.64	1,914,436	8.0	2,393,046	10.0
Tier 1 risk-based capital	2,949,327	12.32	1,435,827	6.0	1,914,436	8.0
Tier 1 leverage capital	2,949,327	8.47	1,393,607	4.0	1,742,008	5.0
Webster Bank
CET1 risk-based capital	$3,034,883	12.69%	$1,075,920	4.5%	$1,554,107	6.5%
Total risk-based capital	3,273,300	13.69	1,912,747	8.0	2,390,934	10.0
Tier 1 risk-based capital	3,034,883	12.69	1,434,560	6.0	1,912,747	8.0
Tier 1 leverage capital	3,034,883	8.72	1,392,821	4.0	1,741,026	5.0
(1)In accordance with regulatory capital rules, Webster elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and a subsequent three-year transition period ending on December 31, 2024. Therefore, the December 31, 2021 capital ratios and amounts exclude the impact of the increased ACL on loans and leases, held-to-maturity debt securities, and unfunded loan commitments related to the adoption of CECL on January 1, 2020, adjusted for an approximation of the after-tax provision for credit losses attributable to CECL relative to the incurred loss methodology during the deferral period. During the three year transition period, capital ratios will begin to phase out the aggregate amount of the capital benefit provided in the initial two years. For 2022, 2023, and 2024, Webster is allowed 75%, 50%, and 25% of the capital benefit as of December 31, 2021, respectively, with full absorption occurring in 2025.

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed the net income for that year combined with the undistributed net income for the preceding two years. During the three months ended March 31, 2022 and 2021, Webster Bank paid no dividends and $60.0 million in dividends, respectively, to Webster Financial Corporation, to which no express approval from the OCC was required.
Cash Restrictions
Webster Bank is required under Federal Reserve regulations to maintain cash reserve balances in the form of vault cash or deposits held at a Federal Reserve Bank to ensure that it is able to meet customer demands. The reserve requirement ratio is subject to adjustment as economic conditions warrant. Effective March 26, 2020, the Federal Reserve reset the requirement to zero in order to address liquidity concerns resulting from the COVID-19 pandemic. Pursuant to this action, the Bank was not required to hold cash reserve balances at both March 31, 2022 and December 31, 2021.
Note 12: Variable Interest Entities
Webster has an investment interest in the following entities that meet the definition of a variable interest entity.
Consolidated
Rabbi Trust. The Company established a Rabbi Trust to meet the obligations due under its Deferred Compensation Plan for Directors and Officers and to mitigate expense volatility. The funding of the Rabbi Trust and the discontinuation of the Deferred Compensation Plan for Directors and Officers occurred during 2012. In connection with the Sterling merger, Webster acquired assets held in a separate Rabbi Trust that had been previously established to fund obligations due under the Greater New York Savings Bank Directors' Retirement Plan, which was also assumed from Sterling.
Investments held in the Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Webster is considered the primary beneficiary of these Rabbi Trusts as it has the power to direct the activities of the Rabbi Trusts that most significantly impact its economic performance and it has the obligation to absorb losses and/or the right to receive benefits of the Rabbi Trusts that could potentially be significant.
The Rabbi Trusts' assets are included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. Investment earnings are included in other non-interest income, and depending on the nature of the underlying assets in the Rabbi Trusts, fair value changes are either recognized in other non-interest income or in other comprehensive (loss) income, net of tax, on the accompanying Condensed Consolidated Statements of Income or on the accompanying Condensed Consolidated Statements of Comprehensive Income, respectively. Information regarding the fair value of the Rabbi Trusts' investments can be found within Note 15: Fair Value Measurements.
Non-Consolidated
Tax Credit Finance Investments. Webster makes non-marketable equity investments in entities that sponsor affordable housing and other community development projects that qualify for the Low Income Housing Tax Credit (LIHTC) Program pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is not only to assist the Bank in meeting its responsibilities under the CRA, but also to provide a return, primarily through the realization of tax benefits. While Webster's investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as the Company is not the primary beneficiary. Webster has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance and the Company does not have the obligation to absorb losses and/or the right to receive benefits. Webster applies the proportional amortization method to subsequently measure its investments in qualified affordable housing projects.
The following table summarizes Webster's LIHTC investments and related unfunded commitments:

(In thousands)	March 31, 2022	December 31, 2021
Gross investment in LIHTC (1)	$584,266	$68,635
Accumulated amortization	(35,593)	(25,216)
Net investment in LIHTC	$548,673	$43,419

Unfunded commitments for LIHTC investments (1)	$258,297	$11,106
(1)In connection with the Sterling merger, Webster acquired $515.6 million of LIHTC investments and assumed $267.3 million of unfunded commitments for LIHTC investments on January 31, 2022.

The aggregate carrying value of Webster's LIHTC investments is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and represents the Company's maximum exposure to loss. The related unfunded commitments are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. Other than those acquired from Sterling, there were no additional commitments approved to fund LIHTC investments during the three months ended March 31, 2022, and 2021.
Webster Statutory Trust. Webster owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The Company is not the primary beneficiary of Webster Statutory Trust. Webster Statutory Trust's only assets are junior subordinated debentures that are issued by the Company, which were acquired using the proceeds from the issuance of trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt on the accompanying Condensed Consolidated Balance Sheets, and the related interest expense is reported as interest expense on long-term debt on the accompanying Condensed Consolidated Statements of Income. Additional information regarding these junior subordinated debentures can be found within Note 9: Borrowings.
Other Non-Marketable Investments. Webster invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of Webster's other non-marketable investments was $120.7 million and $61.5 million at March 31, 2022 and December 31, 2021, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $164.7 million and $95.9 million, respectively. Information regarding the fair value of other non-marketable investments can be found within Note 15: Fair Value Measurements.
Additional Information regarding Webster's consolidation of variable interest entities can be found within Note 1: Summary of Significant Accounting Policies in the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Reporting on Form 10-K for the year ended December 31, 2021.
Note 13: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted (loss) earnings per common share:

	Three months ended March 31,
(In thousands, except per share data)	2022	2021
Net (loss) income	$(16,747)	$108,078
Less: Preferred stock dividends	3,431	1,969
Net (loss) income available to common shareholders	(20,178)	106,109
Less: Earnings allocated to participating securities	—	579
(Loss) earnings applicable to common shareholders	$(20,178)	$105,530

Weighted-average common shares outstanding - basic	147,394	89,809
Effect of dilutive securities	—	299
Weighted-average common shares outstanding - diluted	147,394	90,108

Basic (loss) earnings per common share	$(0.14)	$1.18
Diluted (loss) earnings per common share	(0.14)	1.17
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
Potential common shares from stock options and performance-based restricted stock awards that were not included in the computation of dilutive earnings per common share because they were anti-dilutive under the treasury stock method were 341,904 for the three months ended March 31, 2022. There were no anti-dilutive stock options nor performance-based restricted shares excluded from the effect of dilutive securities for the three months ended March 31, 2021.

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
The following table presents the notional amounts and fair values, including accrued interest, of derivative positions:

	At March 31, 2022
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$5,651	$—	$—
Not designated as hedging instruments:
Interest rate derivatives (1)	6,385,652	101,454	6,054,975	117,041
Mortgage banking derivatives (2)	4,123	32	336	1
Other (3)	109,881	434	451,036	282
Total not designated as hedging instruments	6,499,656	101,920	6,506,347	117,324
Gross derivative instruments, before netting	$7,499,656	107,571	$6,506,347	117,324
Less: Master netting agreements		5,977		5,977
Cash collateral		54,206		904
Total derivative instruments, after netting		$47,388		$110,443

	At December 31, 2021
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$17,583	$—	$—
Not designated as hedging instruments:
Interest rate derivatives (1)	4,463,048	141,243	4,372,846	21,570
Mortgage banking derivatives (2)	14,212	80	—	—
Other (3)	76,755	211	374,688	214
Total not designated as hedging instruments	4,554,015	141,534	4,747,534	21,784
Gross derivative instruments, before netting	$5,554,015	159,117	$4,747,534	21,784
Less: Master netting agreements		6,364		6,364
Cash collateral		19,272		2,119
Total derivative instruments, after netting		$133,481		$13,301
(1)Balances related to clearing houses are presented as a single unit of account. In accordance with their rule books, clearing houses legally characterize variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through clearing houses include $2.0 billion and $0.4 billion for asset derivatives and $1.5 billion and $2.6 billion for liability derivatives at March 31, 2022 and December 31, 2021, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $0.9 million at March 31, 2022.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $68.0 million and $66.0 million for asset derivatives and $438.8 million and $338.2 million for liability derivatives at March 31, 2022 and December 31, 2021, respectively, that have insignificant related fair values.

The following table presents fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At March 31, 2022
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$62,877	$60,183	$2,694	$(3,060)	$(366)
Liability derivatives	6,881	6,881	—	1,014	1,014

	At December 31, 2021
(In thousands)	Gross Amount	Offset Amount	Net Amount on Balance Sheet	Amounts Not Offset	Net Amounts
Asset derivatives	$25,636	$25,636	$—	$51	$51
Liability derivatives	8,483	8,483	—	428	428
Derivative Activity
The following table summarizes the income statement effect of derivatives designated as cash flow hedges:

	Recognized In	Three months ended March 31,
(In thousands)	Net Interest Income	2022	2021
Interest rate derivatives	Long-term debt	$76	$121
Interest rate derivatives	Interest and fees on loans and leases	(2,559)	(2,582)
Net recognized on cash flow hedges		$(2,483)	$(2,461)
The following table summarizes information related to a fair value hedging adjustment:

Condensed Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
(In thousands)	At March 31, 2022	At December 31, 2021	At March 31, 2022	At December 31, 2021
Long-term debt	$337,473	$338,811	$37,473	$38,811
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Three months ended March 31,
(In thousands)	Non-interest Income	2022	2021
Interest rate derivatives	Other income	$6,445	$4,644
Mortgage banking derivatives	Mortgage banking activities	(49)	(382)
Other	Other income	397	472
Total not designated as hedging instruments		$6,793	$4,734
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. At March 31, 2022, the remaining unamortized balance of time-value premiums was $6.2 million. Over the next twelve months, an estimated $1.2 million decrease to interest expense will be reclassified from (AOCL) AOCI relating to cash flow hedges, and an estimated $0.3 million increase to interest expense will be reclassified from (AOCL) AOCI relating to hedge terminations. At March 31, 2022, the remaining unamortized loss on terminated cash flow hedges is $0.6 million. The maximum length of time over which forecasted transactions are hedged is 2.3 years. Additional information about cash flow hedge activity impacting (AOCL) AOCI and the related amounts reclassified to interest expense is provided in Note 10: Accumulated Other Comprehensive (Loss) Income, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 15: Fair Value Measurements.
Derivative Exposure. At March 31, 2022, the Company had $83.9 million in initial margin collateral posted at clearing houses. In addition, $55.2 million of cash collateral received is included in cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $44.6 million at March 31, 2022. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $47.8 million at March 31, 2022. Webster has incorporated a valuation adjustment to reflect nonperformance risk in the fair value measurement of its derivatives, which totaled $3.3 million and $(0.4) million at March 31, 2022 and December 31, 2021, respectively. Various factors impact changes in the valuation adjustment over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
•Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, rate volatility, prepayment speeds, and credit ratings), or inputs that are derived principally from or corroborated by market data, correlation, or other means.
•Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. This includes certain pricing models or other similar techniques that require significant management judgment or estimation.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Investment Securities. When unadjusted quoted prices are available in an active market, Webster classifies available-for-sale investment securities within Level 1 of the fair value hierarchy. U.S. Treasury notes have a readily determinable fair value, and therefore are classified within Level 1 of the fair value hierarchy.
When quoted market prices are not available, Webster employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has a process in place to challenge their valuations and methodologies that appear unusual or unexpected. Government agency debentures, municipal bonds and notes, Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, corporate debt, and other securities available-for-sale are classified within Level 2 of the fair value hierarchy.
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
Originated Loans Held For Sale. Webster has elected to measure originated loans held for sale at fair value under the fair value option per ASC Topic 825, Financial Instruments. Electing to measure originated loans held for sale at fair value reduces certain timing differences and better reflects the price Webster would expect to receive from the sale of these loans. The fair value of originated loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, originated loans held for sale are classified within Level 2 of the fair value hierarchy.

The following table compares the fair value to the unpaid principal balance of originated loans held for sale:

	At March 31, 2022			At December 31, 2021
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$1,333	$1,974	$(641)	$4,694	$5,034	$(340)
Rabbi Trust Investments. Investments held in each of the Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. Webster has elected to measure the Rabbi Trusts' investments at fair value. Accordingly, the Rabbi Trusts' investments are classified within Level 1 of the fair value hierarchy. At March 31, 2022, the cost basis of the Rabbi Trusts' investments was $9.0 million.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At March 31, 2022, equity investments with a readily determinable fair value had a carrying amount of $1.1 million and no remaining unfunded commitment. During the three months ended March 31, 2022, there was a write-down in fair value of $0.7 million associated with these alternative investments.
Equity investments that do not have a readily available fair value may qualify for the NAV practical expedient if they meet certain requirements. Webster's alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At March 31, 2022, these alternative investments had a carrying amount of $72.1 million and a remaining unfunded commitment of $18.2 million.
The following table summarizes the fair values of assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale investment securities:
U.S. Treasury notes	$732,425	$—	$—	$732,425
Government agency debentures	—	217,219	—	217,219
Municipal bonds and notes	—	1,894,537	—	1,894,537
Agency CMO	—	79,513	—	79,513
Agency MBS	—	2,574,569	—	2,574,569
Agency CMBS	—	1,583,820	—	1,583,820
CMBS	—	864,157	—	864,157
CLO	—	14,233	—	14,233
Corporate debt	—	767,044	—	767,044
Other	—	17,380	—	17,380
Total available-for-sale investment securities	732,425	8,012,472	—	8,744,897
Gross derivative instruments, before netting (1)	422	107,149	—	107,571
Originated loans held for sale	—	1,333	—	1,333
Investments held in Rabbi Trust	13,402	—	—	13,402
Alternative investments (2)	1,131	—	—	73,185
Total financial assets	$747,380	$8,120,954	$—	$8,940,388
Financial Liabilities:
Gross derivative instruments, before netting (1)	$217	$117,107	$—	$117,324

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale investment securities:
U.S. Treasury notes	$396,966	$—	$—	$396,966
Agency CMO	—	90,384	—	90,384
Agency MBS	—	1,593,403	—	1,593,403
Agency CMBS	—	1,232,541	—	1,232,541
CMBS	—	886,263	—	886,263
CLO	—	21,847	—	21,847
Corporate debt	—	13,450	—	13,450
Total available-for-sale investment securities	396,966	3,837,888	—	4,234,854
Gross derivative instruments, before netting (1)	187	158,930	—	159,117
Originated loans held for sale	—	4,694	—	4,694
Investments held in Rabbi Trust	3,416	—	—	3,416
Alternative investments (2)	1,877	—	—	27,732
Total financial assets	$402,446	$4,001,512	$—	$4,429,813
Financial Liabilities:
Gross derivative instruments, before netting (1)	$141	$21,643	$—	$21,784
(1)Additional information regarding the impact of netting derivative assets and derivative liabilities, as well as the impact from offsetting cash collateral paid to the same derivative counterparties, can be found within Note 14: Derivative Financial Instruments.
(2)Certain alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.
Assets Measured at Fair Value on a Non-Recurring Basis
Webster measures certain assets at fair value on a non-recurring basis. The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At March 31, 2022, the carrying amount of these alternative investments was $29.3 million. There were no write-ups due to observable price changes or write-downs due to impairment in the current period.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to commercial loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At March 31, 2022, the carrying amount of loans transferred to held for sale was $16.6 million.
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
Other Real Estate Owned and Repossessed Assets. Other real estate owned (OREO) and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At March 31, 2022, the total book value of OREO and repossessed assets was $3.1 million. In addition, the amortized cost of consumer loans secured by residential real estate property that are in process of foreclosure at March 31, 2022 was $14.5 million.

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
Mortgage Servicing Assets. Mortgage servicing assets are initially measured at fair value and subsequently measured using the amortization method. Webster assess mortgage servicing assets for impairment each quarter and establishes or adjusts the valuation allowance to the extent that amortized cost exceeds the estimated fair market value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors. Accordingly, the primary risk inherent in valuing mortgage servicing assets is the impact of fluctuating interest rates on the related servicing revenue stream. Mortgage servicing assets are classified within Level 3 of the fair value hierarchy.
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

The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing assets:

	At March 31, 2022		At December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$793,213	$793,213	$461,570	$461,570
Level 2
Held-to-maturity investment securities	6,362,254	6,091,617	6,198,125	6,280,936
Level 3
Loans and leases, net	42,967,114	43,217,955	21,970,542	21,702,732
Mortgage servicing assets	9,735	26,631	9,237	12,527
Liabilities:
Level 2
Deposit liabilities	$51,535,186	$51,535,186	$28,049,259	$28,049,259
Time deposits	2,821,097	2,785,621	1,797,770	1,794,829
Securities sold under agreements to repurchase and other borrowings	518,733	483,544	674,896	676,581
FHLB advances	10,903	10,653	10,997	11,490
Long-term debt (1)	1,078,274	1,069,991	562,931	515,912
(1)Any unamortized premiums/discounts, debt issuance costs, or basis adjustments to long-term debt, as applicable, are excluded from the determination of fair value.
Note 16: Retirement Benefit Plans
Defined Benefit Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit (income) cost:

	Three months ended March 31,
	2022			2021
(In thousands)	Pension Plan	SERP	OPEB	Pension Plan	SERP	OPEB
Service cost	$—	$—	$6	$—	$—	$—
Interest cost	$1,377	$15	$144	$1,166	$7	$4
Expected return on plan assets	(3,669)	—	—	(3,595)	—	—
Amortization of actuarial loss (gain)	422	7	(18)	1,019	8	(20)
Net periodic benefit (income) cost	$(1,870)	$22	$132	$(1,410)	$15	$(16)

The components of net periodic benefit (income) cost are included within other non-interest expense on the accompanying Condensed Consolidated Statements of Income. The weighted-average expected long-term rate of return on plan assets for the three months ended March 31, 2022 was 5.50%, as determined at the beginning of the year.
In connection with the Sterling merger, Webster assumed the benefit obligations of Sterling's pension and other postretirement benefit plans, which included the Astoria Excess and Supplemental Benefit Plans, Astoria Directors' Retirement Plan, Greater New York Savings Bank Directors' Retirement Plan, Astoria Bank Retiree Health Care Plan, and the Sterling Other Postretirement Life Insurance and Other Plans, totaling $30.5 million as of January 31, 2022. The underfunded status of these plans is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

Note 17: Segment Reporting
Webster's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Consumer Banking. These segments reflect how executive management responsibilities are assigned, how discrete financial information is evaluated, the type of customer served, and how products and services are provided. Certain Treasury activities, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category.
Effective January 1, 2022, Webster realigned its investment services operations from Commercial Banking to Consumer Banking to better serve its customers and deliver operational efficiencies. Under this realignment, $125.4 million of deposits and $4.3 billion of assets under administration (off-balance sheet) were reassigned from Commercial Banking to Consumer Banking. There was no goodwill reallocation nor goodwill impairment as a result of the reorganization. In addition, the non-interest expense allocation methodology was modified to exclude certain overhead and merger-related costs that are not directly related to segment performance. Prior period results of operations have been recasted accordingly to reflect the realignment.
As discussed in Note 2: Mergers and Acquisitions, Webster acquired Sterling on January 31, 2022, and the allocation of the purchase price is considered preliminary. Accordingly, of the total $1.9 billion in preliminary goodwill recorded, $1.7 billion and $0.2 million was preliminarily allocated to Commercial Banking and Consumer Banking, respectively. The $36.0 million of goodwill recorded in connection with the Bend acquisition was allocated entirely to HSA Bank.
Segment Reporting Methodology
Webster uses an internal profitability reporting system to generate information by reportable segment, which is based on a series of management estimates for funds transfer pricing and allocations for non-interest expense, provision for credit losses, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are periodically reviewed and refined. Changes in estimates and allocations that affect the results of any one reportable segment do not affect the consolidated financial position or results of operations of Webster as a whole. The full profitability measurement reports, which are prepared for each reportable segment, reflect non-GAAP reporting methodologies. The differences between full profitability and GAAP results are reconciled in the Corporate and Reconciling category.
Webster allocates interest income and interest expense to each business through an internal matched maturity Funds Transfer Pricing (FTP) process. The goal of the FTP allocation is to encourage loan and deposit growth consistent with the Webster’s overall profitability objectives. The FTP process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. Loans and leases are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. The allocation considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and leases and deposits originated each day. The FTP process transfers the corporate interest rate risk exposure to the treasury function included within the Corporate and Reconciling category, where such exposures are centrally managed.
Webster allocates a majority of non-interest expense to each reportable segment using an activity and driver-based costing process. Costs, including shared services and back-office support areas, are analyzed, pooled by process, and assigned to the appropriate reportable segment. The combination of direct revenue, direct expenses, funds transfer pricing, and allocations of non-interest expense, produces PPNR, which is the basis the segments are reviewed by executive management.
Webster also allocates the provision for credit losses to each reportable segment based on management's estimate of the inherent loss content in each of the specific loan and lease portfolios. The ACL on loans and leases is included in total assets within the Corporate and Reconciling category. Merger-related expenses and strategic initiatives charges are also generally included in the Corporate and Reconciling category.
The following table presents balance sheet information, including the appropriate allocations, for Webster's reportable segments and the Corporate and Reconciling category:

	At March 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,865,887	$57,779	$590,105	$—	$2,513,771
Total assets	39,028,843	132,266	9,587,880	16,382,495	65,131,484

	At December 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	15,398,159	73,564	7,663,921	11,779,955	34,915,599

The following tables present results of operations, including the appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended March 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$287,069	$44,577	$136,580	$(73,978)	$394,248
Non-interest income	38,743	26,958	27,892	10,442	104,035
Non-interest expense	89,240	36,409	95,747	138,389	359,785
Pre-tax, pre-provision net revenue	236,572	35,126	68,725	(201,925)	138,498
Provision (benefit) for credit losses	181,931	—	7,136	(222)	188,845
Income (loss) before income taxes	54,641	35,126	61,589	(201,703)	(50,347)
Income tax expense (benefit)	10,055	9,414	15,964	(69,033)	(33,600)
Net income (loss)	$44,586	$25,712	$45,625	$(132,670)	$(16,747)

	Three months ended March 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$141,486	$42,109	$89,365	$(49,196)	$223,764
Non-interest income	18,376	27,005	22,872	8,504	76,757
Non-interest expense	46,284	36,005	75,311	30,382	187,982
Pre-tax, pre-provision net revenue	113,578	33,109	36,926	(71,074)	112,539
(Benefit) provision for credit losses	(19,373)	—	(6,386)	9	(25,750)
Income (loss) before income taxes	132,951	33,109	43,312	(71,083)	138,289
Income tax expense (benefit)	34,035	8,840	10,308	(22,972)	30,211
Net income (loss)	$98,916	$24,269	$33,004	$(48,111)	$108,078

Note 18: Revenue from Contracts with Customers
The following table summarizes revenues recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. These disaggregated amounts, together with sources of other non-interest income that are subject to other GAAP topics, have been reconciled to non-interest income by reportable segment as presented within Note 17: Segment Reporting.

	Three months ended March 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$6,685	$25,134	$15,954	$54	$47,827
Loan and lease related fees (1)	4,498	—	—	—	4,498
Wealth and investment services	3,134	—	7,471	(8)	10,597
Other income	—	1,824	385	—	2,209
Revenue from contracts with customers	14,317	26,958	23,810	46	65,131
Other sources of non-interest income	24,426	—	4,082	10,396	38,904
Total non-interest income	$38,743	$26,958	$27,892	$10,442	$104,035

	Three months ended March 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,090	$25,018	$11,314	$47	$40,469
Wealth and investment services	2,919	—	6,493	(9)	9,403
Other income	—	1,987	548	—	2,535
Revenue from contracts with customers	7,009	27,005	18,355	38	52,407
Other sources of non-interest income	11,367	—	4,517	8,466	24,350
Total non-interest income	$18,376	$27,005	$22,872	$8,504	$76,757
(1)A portion of loan and lease related fees comprises income generated from factored receivables and payroll financing activities that is within the scope of ASC Topic 606. These revenue streams are new to Webster as of the first quarter of 2022 due to the businesses acquired in connection with the Sterling merger.
Contracts with customers did not generate significant contract assets and liabilities at March 31, 2022 and December 31, 2021.
Revenue Streams
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
The deposit service fees revenue stream also includes interchange fees earned from debit and credit card transactions. The transaction price for interchange services is based on the transaction value and the interchange rate set by the card network. Performance obligations for interchange fees are satisfied at a point-in-time when the cardholders' transaction is authorized and settled. Payment for interchange fees is generally received immediately or in the following month.
Factored receivables non-interest income consists of fees earned from accounts receivable management services. Webster factors accounts receivable, with and without recourse, for customers whereby the Company purchases their accounts receivable at a discount and assumes the risk, as applicable, and ownership of the assets through direct cash receipt from the end consumer. Factoring services are performed in exchange for a non-refundable fee at a transaction price based on a percentage of the gross invoice amount of each receivable purchased, subject to a minimum required amount. The performance obligation for factoring services is generally satisfied at a point-in-time when the receivable is assigned to Webster. However, should the commission earned not meet or exceed the minimum required amount, the difference between that and the actual amount is recognized over the contract term using a time-based measurement of progress. Other fees associated with factoring receivables may include wire transfer and technology fees, field examination fees, and Uniform Commercial Code fees, where the performance obligations are satisfied at a point-in-time when the services are rendered. Payment from the customer for factoring services is generally received immediately or within the following month.

Payroll finance non-interest income consists of fees earned from performing payroll financing and business process outsourcing services, including full back-office technology and tax accounting services, along with payroll preparation, making payroll tax payments, invoice billings, and collections for independently-owned temporary staffing companies nationwide. Performance obligations for payroll finance and business processing activities are either satisfied upon completion of the support services or as payroll remittances are made on behalf of customers to fund their employee payroll, which generally occurs on a weekly basis. The agreed-upon transaction price is based on a fixed-percentage per the terms of the contract, which could be subject to a hold-back reserve to provide for any balances that are assessed to be at risk of collection. When Webster collects on amounts due from end consumers on behalf of its customers and at the time of financing payroll, the Company retains the agreed-upon transaction price payable for the performance of its services and remits an amount to the customer net of any advances and payroll tax withholdings, as applicable.
Wealth and investment services consist of fees earned from asset management, trust administration, and investment advisory services, and through facilitating securities transactions. Performance obligations for asset management and trust administration services are satisfied on a monthly or quarterly basis at a transaction price based on a percentage of the period-end market value of the assets under administration. Payment for asset management and trust administration services is generally received a few days after period-end through a direct charge to the customers' accounts. Performance obligations for investment advisory services are satisfied over the period in which the services are provided through a time-based measurement of progress, and the agreed-upon transaction price with the customer varies depending on the nature of the services performed. Performance obligations for facilitating securities transactions are satisfied at a point-in-time when the securities are sold at a transaction price that is based on a percentage of the contract value. Payment for both investment advisory services and facilitating securities transactions may be received in advance of the service, but generally is received immediately or in the following period, in arrears.

Note 19: Commitments and Contingencies
Credit-Related Financial Instruments
In the normal course of business, Webster offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, standby letters of credit, and commercial letters of credit, which involve, to varying degrees, elements of credit risk.
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At March 31, 2022	At December 31, 2021
Commitments to extend credit	$10,333,453	$6,870,095
Standby letters of credit	379,495	224,061
Commercial letters of credit	68,544	58,175
Total credit-related financial instruments with off-balance sheet risk	$10,781,492	$7,152,331
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
An ACL is recorded within accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets to provide for the unused portion of commitments to lend that are not unconditionally cancellable by Webster. Under the CECL methodology, the calculation of the allowance generally includes the probability of funding to occur and a corresponding estimate of expected lifetime credit losses on amounts assumed to be funded. Loss calculation factors are consistent with those for funded loans using PD and LGD applied to the underlying borrower's risk and facility grades, a draw down factor applied to utilization rates, relevant forecast information, and management's qualitative factors.
The following table summarizes the activity in the ACL on unfunded loan commitments:

	Three months ended March 31,
(In thousands)	2022	2021
Balance, beginning of period	$13,104	$12,755
ACL assumed from Sterling	6,749	—
(Benefit) provision for credit losses	(213)	45
Balance, end of period	$19,640	$12,800

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

Note 20: Subsequent Events
On April 27, 2022, the Board of Directors increased the Company's authority to repurchase shares of its common stock by $600.0 million in shares under its existing common stock repurchase program, which permits shares to be repurchased in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and Webster's financial performance. As of the date of this Quarterly Report on Form 10-Q, the remaining repurchase authority under the Company's common stock repurchase program is $601.2 million.
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, through the date of issuance, and determined that other than the above, there were no other significant events identified requiring recognition or disclosure.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk can be found in Part I within Note 14: Derivative Financial Instruments in the Notes to the Consolidated Financial Statements contained in Item 1. Financial Statements, and under the section captioned "Asset/Liability Management and Market Risk" contained in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management has performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures designed to ensure that (i) the information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective for the quarter ended March 31, 2022.
Changes in Internal Control over Financial Reporting
On January 31, 2022, Webster completed its previously announced merger with Sterling. During the first quarter of 2022, management commenced an evaluation of the design and operating effectiveness of internal controls over financial reporting related to the Sterling acquired business. The evaluation of changes to processes, technology systems, and other components of internal control over financial reporting related to the Sterling acquired business is ongoing.
Except for the changes made in connection with Sterling merger, there were no other changes to Webster's internal control over financial reporting during the quarter ended March 31, 2022, that materially affected, or would be reasonably likely to materially affect, Webster's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings can be found within Note 19: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part I - Item 1. Financial Statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (2)
January	3,946	$62.24	—	$123,443,785
February	156,716	60.44	—	123,443,785
March	2,331,874	56.37	2,173,936	1,238,298
Total	2,492,536	56.64	2,173,936	1,238,298
(1)During the three months ended March 31, 2022, 318,600 shares out of the total number of shares purchased, were acquired at market prices outside of the Company's repurchase program and were related to stock compensation plan activity.
(2)Webster maintains a common stock repurchase program, which was announced on October 29, 2019 and approved by the Board of Directors, that authorized management to purchase up to $200.0 million shares of its common stock as of March 31, 2022, in either open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and Webster's financial performance. On April 27, 2022, the Board of Directors increased Webster's authority to repurchase shares of its common stock by $600.0 million in shares under its the repurchase program. This program will remain in effect until fully utilized or until modified, superseded, or terminated.
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Shareholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
		X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	X
(1)Exhibit is furnished herewith and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
Registrant

Date: May 13, 2022	By:	/s/ John R. Ciulla
John R. Ciulla
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2022	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)