Form 10-Q
period 2022-06-30
WEBSTER FINANCIAL CORP
filed 2022-08-05
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
At July 29, 2022, the number of shares of common stock, par value $.01 per share, outstanding was 175,833,610.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
(AOCL) AOCI	Accumulated other comprehensive (loss) income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Bend	Bend Financial, Inc.
BHC Act	Bank Holding Company Act of 1956, as amended
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligations
CMBS	Non-agency commercial mortgage-backed securities
COVID-19	Coronavirus
DTA	Deferred tax asset
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIHTC	Low income housing tax credit
Moody's	Moody's Investor Services
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration Paycheck Protection Program
ROU	Right-of-use
S&P	Standard and Poor's Rating Services
SALT	State and local tax
SEC	United States Securities and Exchange Commission
SERP	Supplemental executive defined benefit retirement plan
SOFR	Secured overnight financing rate
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables - Troubled Debt Restructurings by Creditors"
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

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
Forward-looking statements are based on Webster’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Webster’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause our actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
▪our ability to successfully integrate the operations of Webster and Sterling Bancorp (Sterling) and realize the anticipated benefits of the merger, including our ability to successfully complete our core conversion in the anticipated timeframe and the consolidation of our corporate real estate;
▪our ability to successfully execute our business plan and strategic initiatives, and manage any risks or uncertainties;
▪local, regional, national, and international economic conditions, and the impact they may have on us or our customers;
▪volatility and disruption in national and international financial markets, including as a result of geopolitical conflict, such as the war between Russia and Ukraine;
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
▪inflation, monetary fluctuations, and changes in interest rates, including the impact of such changes on economic conditions, customer behavior, funding costs, and our loans and leases and securities portfolios;
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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This discussion and analysis provides information that management believes is necessary to understand Webster's financial condition, changes in financial condition, results of operations, and cash flows for the three and six months ended June 30, 2022, as compared to 2021. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2021, included in Webster Financial Corporation's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 25, 2022, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
Business Developments
On January 31, 2022, Webster completed its previously announced merger with Sterling in an all-stock transaction valued at $5.2 billion. The merger expanded Webster's geographic footprint and combined two complementary organizations to create one of the largest commercial banks in the northeastern U.S. At June 30, 2022, the combined company had $67.6 billion in assets, $45.6 billion in loans and leases, and $53.1 billion in deposits, and operated 202 financial centers throughout southern New England and metro and suburban New York. In addition, on February 18, 2022, Webster acquired 100% of the equity interests of Bend Financial, Inc. (Bend), a cloud-based platform solution provider for HSAs, in exchange for cash. The Bend acquisition accelerates Webster’s efforts underway to deliver enhanced user experiences at HSA Bank. Financial results for historical reporting periods reflect only the results of Webster's operations prior to the corresponding merger or acquisition.
The successful integration of Webster’s and Sterling’s operations depends on the Company’s ability to successfully consolidate business operations, management teams, corporate cultures, operating systems, and controls procedures, and eliminate costs and redundancies. Noteworthy accomplishments as of June 30, 2022, include the rebranding of branches and digital assets, the coordination of credit policies and procedures, the selection of certain key operating systems and the completed consolidation of mortgage servicing, payroll, and treasury platforms, the finalization of governance and executive management structures, the establishment of a corporate responsibility office to oversee community engagement, philanthropy, and sustainability, and the launch of culture-shaping offsite workshops, which have been attended by the Company’s senior leaders and managers, with a planned rollout to the entirety of employees in the second half of 2022. Key operating systems and process integration activities are ongoing, and Webster remains well-positioned to successfully execute its core conversion targeted for mid-2023.
In addition, during the second quarter of 2022, Webster developed and launched a corporate real estate consolidation strategy, in which the Company has arranged to close 14 locations, primarily throughout New York and Connecticut, in order to reduce its corporate facility square footage by approximately 45% by the end of the year. During the three months ended June 30, 2022, Webster recognized $23.1 million in right-of-use (ROU) asset impairment charges and a combined $7.7 million in related exist costs and accelerated depreciation on property and equipment, related to this corporate real estate consolidation strategy.
Furthermore, in connection with the Sterling merger, Webster re-evaluated its strategic priorities as a combined organization, which resulted in modifications to the Company's strategic initiatives that were announced in December 2020. As a result, the Company released $4.1 million from its previously recorded severance accrual during the first half of 2022, with a corresponding adjustment to earnings.

Additional information regarding Webster's mergers and acquisitions and related integration initiatives can be found within Note 2: Mergers and Acquisitions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2022	2021	2022	2021
Income and performance ratios:
Net income	$182,311	$94,035	$165,564	$202,113
Net income available to common shareholders	178,148	92,066	157,970	198,175
Earnings per diluted common share	1.00	1.01	0.97	2.19
Return on average assets (annualized)	1.10%	1.12%	0.55%	1.21%
Return on average tangible common shareholders' equity (annualized) (non-GAAP)	14.50	14.26	7.11	15.51
Return on average common shareholders' equity (annualized)	9.09	11.63	4.42	12.63
Non-interest income / total revenue	19.90	24.77	20.34	25.16
Asset quality:
Allowance for credit losses on loans and leases	$571,499	$307,945	$571,499	$307,945
Non-performing assets (1)	250,242	123,497	250,242	123,497
Allowance for credit losses on loans and leases / total loans and leases	1.25%	1.43%	1.25%	1.43%
Net charge-offs (recoveries) / average loans and leases (annualized)	0.09	(0.02)	0.09	0.04
Non-performing loans and leases / total loans and leases (1)	0.54	0.56	0.54	0.56
Non-performing assets / total loans and leases plus OREO (1)	0.55	0.57	0.55	0.57
Allowance for credit losses on loans and leases / non-performing loans and leases (1)	230.88	255.05	230.88	255.05
Other ratios:
Tangible equity (non-GAAP)	8.12%	8.35%	8.12%	8.35%
Tangible common equity (non-GAAP)	7.68	7.91	7.68	7.91
Tier 1 risk-based capital	11.65	12.30	11.65	12.30
Total risk-based capital	13.91	13.70	13.91	13.70
CET1 risk-based capital	11.09	11.66	11.09	11.66
Shareholders' equity / total assets	11.83	9.86	11.83	9.86
Net interest margin	3.28	2.82	3.24	2.87
Efficiency ratio (non-GAAP)	45.25	56.64	46.82	57.56
Equity and share related:
Common equity	$7,713,809	$3,184,668	$7,713,809	$3,184,668
Book value per common share	43.82	35.15	43.82	35.15
Tangible book value per common share (non-GAAP)	28.31	28.99	28.31	28.99
Common stock closing price	42.15	53.34	42.15	53.34
Dividends and equivalents declared per common share	0.40	0.40	0.80	0.80
Common shares outstanding	176,041	90,594	176,041	90,594
Weighted-average common shares outstanding - basic	175,845	90,027	161,698	89,918
Weighted-average common shares outstanding - diluted	175,895	90,221	161,785	90,164
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (costs)/fees on loans and leases.
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
Tangible book value per common share represents shareholders’ equity less preferred stock and goodwill and other intangible assets (tangible common equity) divided by common shares outstanding at the end of the reporting period. The tangible common equity ratio represents tangible common equity divided by total assets less goodwill and other intangible assets (tangible assets). Both of these measures are used by management to evaluate Webster's capital position. The annualized return on average tangible common shareholders' equity is calculated using net income available to common shareholders, adjusted for the annualized tax-effected amortization of intangible assets, as a percentage of average tangible common equity. This measure is used by management to assess Webster's performance against its peer financial institutions. The efficiency ratio, which represents the costs expended to generate a dollar of revenue, is calculated excluding certain non-operational items in order to measure how well Webster is managing its recurring operating expenses.
These non-GAAP financial measures should not be considered a substitute for GAAP basis financial measures. Because non-GAAP financial measures are not standardized, it may not be possible to compare these with other companies that present financial measures having the same or similar names.
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At June 30,
(Dollars and shares in thousands, except per share data)	2022	2021
Tangible book value per common share:
Shareholders' equity	$7,997,788	$3,329,705
Less: Preferred stock	283,979	145,037
Goodwill and other intangible assets	2,729,551	558,485
Tangible common shareholders' equity	$4,984,258	$2,626,183
Common shares outstanding	176,041	90,594
Tangible book value per common share	$28.31	$28.99

Tangible common equity ratio:
Tangible common shareholders' equity	$4,984,258	$2,626,183
Total assets	67,595,021	33,753,752
Less: Goodwill and other intangible assets	2,729,551	558,485
Tangible assets	$64,865,470	$33,195,267
Tangible common equity ratio	7.68%	7.91%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Return on average tangible common shareholders' equity:
Net income	$182,311	$94,035	$165,564	$202,113
Less: Preferred stock dividends	4,163	1,969	7,594	3,938
Add: Intangible assets amortization, tax-effected	6,954	894	11,999	1,794
Income adjusted for preferred stock dividends and intangible assets amortization	$185,102	$92,960	$169,969	$199,969
Income adjusted for preferred stock dividends and intangible assets amortization (annualized)	$740,408	$371,840	$339,938	$399,938
Average shareholders' equity	$8,125,518	$3,311,406	$7,412,465	$3,282,962
Less: Average preferred stock	283,979	145,037	260,183	145,037
Average goodwill and other intangible assets	2,733,827	559,032	2,372,554	559,599
Average tangible common shareholders' equity	$5,107,712	$2,607,337	$4,779,728	$2,578,326
Return on average tangible common shareholders' equity	14.50%	14.26%	7.11%	15.51%

Efficiency ratio:
Non-interest expense	$358,227	$187,028	$718,012	$375,010
Less: Foreclosed property activity	(358)	(137)	(433)	(46)
Intangible assets amortization	8,802	1,132	15,189	2,271
Operating lease depreciation	2,425	—	4,057	—
Merger-related expenses	66,640	17,047	175,135	17,047
Other expense (1)	(152)	1,138	(4,292)	10,579
Non-interest expense	$280,870	$167,848	$528,356	$345,159
Net interest income	$486,660	$220,852	$880,908	$444,616
Add: Tax-equivalent adjustment	11,732	2,487	19,890	4,982
Non-interest income	120,933	72,702	224,968	149,459
Other income (2)	3,805	309	6,887	586
Less: Operating lease depreciation	2,425	—	4,057	—
Income	$620,705	$296,350	$1,128,596	$599,643
Efficiency ratio	45.25%	56.64%	46.82%	57.56%
(1)Other expense (non-GAAP) includes the net charges associated with the strategic initiatives announced in December 2020.
(2)Other income (non-GAAP) includes the taxable equivalent of net income generated from low income housing tax-credit (LIHTC) investments.

Net Interest Income
Net interest income is Webster's primary source of revenue, representing 80.1% and 79.7% of total revenue for the three and six months ended June 30, 2022, respectively, and 75.2% and 74.8% of total revenue for the three and six months ended June 30, 2021, respectively. Net interest income is the difference between interest income on interest-earning assets, such as loans and leases and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund interest-earning assets and other activities. Net interest margin is calculated as the ratio of tax-equivalent net interest income to average interest-earning assets. Tax-equivalent adjustments are determined assuming a statutory federal income tax rate of 21%.
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
Comparison to Prior Year Quarter
Net interest income increased $265.8 million, or 120.4%, from $220.9 million for the three months ended June 30, 2021, to $486.7 million for the three months ended June 30, 2022. On a fully tax-equivalent basis, net interest income increased $275.1 million. Net interest margin increased 46 basis points from 2.82% for the three months ended June 30, 2021, to 3.28% for the three months ended June 30, 2022. The increase is primarily attributed to the merger with Sterling, and includes net purchase accounting accretion from acquired loans and leases, investment securities, and interest-bearing liabilities.
Average interest-earning assets increased $28.5 billion, or 90.0%, from $31.6 billion for the three months ended June 30, 2021, to $60.1 billion for the three months ended June 30, 2022, primarily due to increases of $22.7 billion and $6.4 billion in average loans and leases and average total investment securities, respectively, which were partially offset by a $0.8 billion decrease in average interest-bearing deposits held at the Federal Reserve Bank (FRB). The average yield on interest-earning assets increased 51 basis points from 2.95% for the three months ended June 30, 2021, to 3.46% for the three months ended June 30, 2022. The increase in interest-earning assets and the increase in average yield were both impacted by the Sterling merger.
Average loans and leases increased $22.7 billion, or 106.0%, from $21.4 billion for the three months ended June 30, 2021, to $44.1 billion for the three months ended June 30, 2022, which was primarily due to the merger with Sterling, as well as loan growth across the commercial non-mortgage and commercial real estate categories. This growth was partially offset by lower Paycheck Protection Program (PPP) loan balances. At June 30, 2022, and 2021, the loan and lease portfolio comprised 73.5% and 67.8% of total average interest-earning assets, respectively. The average yield on loans and leases increased 46 basis points from 3.46% for the three months ended June 30, 2021, to 3.92% for the three months ended June 30, 2022, primarily due to a higher yield on the acquired Sterling loans and leases, net purchase accounting accretion, and higher market rates.
Average total investment securities increased $6.4 billion, or 71.7%, from $8.8 billion for the three months ended June 30, 2021, to $15.2 billion for the three months ended June 30, 2022, primarily due to the merger with Sterling. At June 30, 2022, and 2021, the investment securities portfolio comprised 25.3% and 28.0% of total average interest-earning assets, respectively. The average yield on investment securities increased 9 basis points from 2.13% for the three months ended June 30, 2021, to 2.22% for the three months ended June 30, 2022. The increase was primarily due to the rising interest rate environment and a higher yield on the acquired Sterling investment securities portfolio net of purchase premium amortization.
Average interest-bearing deposits held at the FRB decreased $0.8 billion, or 61.5%, from $1.3 billion for the three months ended June 30, 2021, to $0.5 billion for the three months ended June 30, 2022, primarily due to excess customer liquidity in the prior period as a result of government stimulus and reduced spending. At June 30, 2022, and 2021, interest-bearing deposits held at the FRB comprised 0.81% and 4.02% of total average interest-earning assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 68 basis points from 0.11% for the three months ended June 30, 2021, to 0.79% for the three months ended June 30, 2022, primarily due to higher market rates.
Average interest-bearing liabilities increased $26.8 billion, or 89.5%, from $29.9 billion for the three months ended June 30, 2021, to $56.7 billion for the three months ended June 30, 2022, primarily due to increases of $24.7 billion, $0.5 billion, $1.1 billion, and $0.5 billion, in average total deposits, average federal funds purchased, average Federal Home Loan Bank (FHLB) advances, and average long-term debt, respectively. The average rate on interest-bearing liabilities increased 5 basis points from 0.14% for the three months ended June 30, 2021, to 0.19% for the three months ended June 30, 2022, primarily due to the subordinated debt assumed from Sterling in the merger and the purchase of federal funds in the current period, which were partially offset by customer preferences to hold more liquid, lower cost deposit products.

Average total deposits increased $24.7 billion, or 86.0%, from $28.7 billion for the three months ended June 30, 2021, to $53.4 billion for the three months ended June 30, 2022, reflecting increases of $6.6 billion and $18.1 billion in non-interest-bearing deposits and interest-bearing deposits, respectively. The overall increase in deposits was primarily due to the merger with Sterling, as well as the strong liquidity position of both commercial and consumer customers, and HSA growth. At June 30, 2022, and 2021, deposits comprised 94.2% and 96.0% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 2 basis points from 0.07% for the three months ended June 30, 2021, to 0.09% for the three months ended June 30, 2022, primarily due to the rising interest rate environment, which was partially offset by the run-off of time deposits. Time deposits as a percentage of total interest-bearing deposits decreased from 9.6% for the three months ended June 30, 2021, to 6.7% for the three months ended June 30, 2022, primarily due to customer preferences to hold more liquid, lower cost deposit products.
Average federal funds purchased were $0.5 billion for the three months ended June 30, 2022, and had an average rate of 0.93%. There were no average federal funds purchased for the three months ended June 30, 2021. At June 30, 2022, federal funds purchased comprised 0.94% of total average interest-bearing liabilities.
Average FHLB advances increased $1.1 billion, or 735.1%, from $0.1 billion for the three months ended June 30, 2021 to $1.2 billion for the three months ended June 30, 2022, primarily due to short-term funding needs. At June 30, 2022, and 2021, FHLB advances comprised 2.04% and 0.46% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances decreased 44 basis points from 1.52% for the three months ended June 30, 2021, to 1.08% for the three months ended June 30, 2022, primarily due to market rates on new borrowings.
Average long-term debt increased $0.5 billion, or 90.4%, from $0.6 billion for the three months ended June 30, 2021, to $1.1 billion for the three months ended June 30, 2022, primarily due to the merger with Sterling. At both June 30, 2022 and 2021, long-term debt comprised 1.9% of total average interest-bearing liabilities. The average rate on long-term debt increased 16 basis points from 3.22% for the three months ended June 30, 2021, to 3.38% for the three months ended June 30, 2022, primarily due to the subordinated debt assumed from Sterling in the merger.
Comparison to Prior Year to Date
Net interest income increased $436.3 million, or 98.1%, from $444.6 million for the six months ended June 30, 2021, to $880.9 million for the six months ended June 30, 2022. On a fully tax-equivalent basis, net interest income increased $451.2 million. Net interest margin increased 37 basis points from 2.87% for the six months ended June 30, 2021, to 3.24% for the six months ended June 30, 2022. The increase is primarily attributed to the merger with Sterling, and includes net purchase accounting accretion from acquired loans and leases, investment securities, and interest-bearing liabilities.
Average interest-earning assets increased $23.8 billion, or 76.0%, from $31.4 billion for the six months ended June 30, 2021, to $55.2 billion for the six months ended June 30, 2022, primarily due to increases of $18.6 billion and $5.4 billion in average loans and leases and average total investment securities, respectively. The average yield on interest-earning assets increased 39 basis points from 3.01% for the six months ended June 30, 2021, to 3.40% for the six months ended June 30, 2022. The increase in interest-earning assets and the increase in average yield were both impacted by the Sterling merger.
Average loans and leases increased $18.6 billion, or 86.7%, from $21.4 billion for the six months ended June 30, 2021, to $40.0 billion for the six months ended June 30, 2022, which was primarily due to the merger with Sterling, as well as loan growth across the commercial non-mortgage and commercial real estate categories. This growth was partially offset by lower PPP loan balances. At June 30, 2022, and 2021, the loan and lease portfolio comprised 72.5% and 68.4% of total average interest-earning assets, respectively. The average yield on loans and leases increased 40 basis points from 3.51% for the six months ended June 30, 2021, to 3.91% for the six months ended June 30, 2022, primarily due to a higher yield on the acquired Sterling loans and leases, net purchase accounting accretion, and higher market rates.
Average total investment securities increased $5.4 billion, or 61.3%, from $8.9 billion for the six months ended June 30, 2021, to $14.3 billion for the six months ended June 30, 2022, primarily due to the merger with Sterling, as well as the deployment of excess liquidity. At June 30, 2022, and 2021, the investment securities portfolio comprised 25.9% and 28.2% of total average interest-earning assets, respectively. The average yield on investment securities decreased 1 basis points from 2.13% for the six months ended June 30, 2021, to 2.12% for the six months ended June 30, 2022. This was primarily due to the reinvestment of maturing securities at lower yields.
Average interest-bearing liabilities increased $22.3 billion, or 75.3%, from $29.7 billion for the six months ended June 30, 2021, to $52.0 billion for the six months ended June 30, 2022, primarily due to increases of $21.2 billion, $0.3 billion, $0.5 billion, and $0.4 billion in average total deposits, average federal funds purchased, average FHLB advances, and average long-term debt, respectively. The average rate on interest-bearing liabilities increased 1 basis point from 0.15% for the six months ended June 30, 2021, to 0.16% for the six months ended June 30, 2022, primarily due to higher market interest rates and the mix of funding sources.

Average total deposits increased $21.2 billion, or 74.3%, from $28.5 billion for the six months ended June 30, 2021, to $49.7 billion for the six months ended June 30, 2022, reflecting increases of $5.7 billion and $15.4 billion in non-interest-bearing deposits and interest-bearing deposits, respectively. The overall increase in deposits was primarily due to the merger with Sterling, as well as the strong liquidity position of retail and commercial customers, and HSA growth. At June 30, 2022, and 2021, deposits comprised 95.4% and 95.9% of total average interest-bearing liabilities, respectively. The average rate on deposits remained flat at 0.08% for the six months ended June 30, 2022, and 2021. Time deposits as a percentage of total interest-bearing deposits decreased from 10.3% for the six months ended June 30, 2021, to 7.0% for the six months ended June 30, 2022, primarily due to customer preferences to hold more liquid, lower cost deposit products.
Average federal funds purchased increased $0.3 billion, or 731.0%, from $32.3 million for the six months ended June 30, 2021, to $0.3 billion for the six months ended June 30, 2022, primarily due to short-term funding needs. At June 30, 2022, and 2021, federal funds purchased comprised 0.52% and 0.11% of total average interest-bearing liabilities, respectively. The average rate on federal funds purchased increased 85 basis points from 0.08% for the six months ended June 30, 2021, to 0.93% for the six months ended June 30, 2022, primarily due to market interest rates.
Average FHLB advances increased $0.5 billion, or 327.92%, from $0.1 billion for the six months ended June 30, 2021, to $0.6 billion for the six months ended June 30, 2022, primarily due short-term funding needs. At June 30, 2022, and 2021, FHLB advances comprised 1.1% and 0.5% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances decreased 43 basis points from 1.52% for the six months ended June 30, 2021, to 1.09% for the six months ended June 30, 2022, primarily due to the maturity of borrowings with higher yields.
Average long-term debt increased $0.4 billion, or 74.3%, from $0.6 billion for the six months ended June 30, 2021, to $1.0 billion for the six months ended June 30, 2022, primarily due to the merger with Sterling. At both June 30, 2022, and 2021, long-term debt comprised 1.9% of total average interest-bearing liabilities. The average rate on long-term debt increased 14 basis points from 3.22% for the six months ended June 30, 2021, to 3.36% for the six months ended June 30, 2022, primarily due to the subordinated debt assumed from Sterling in the merger.

The following tables present daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$44,120,698	$436,462	3.92%	$21,413,439	$186,681	3.46%
Investment securities: (2)
Taxable	12,573,908	73,294	2.27	8,106,310	41,299	2.06
Non-taxable	2,591,606	12,664	1.95	728,549	5,283	2.90
Total investment securities	15,165,514	85,958	2.22	8,834,859	46,582	2.13
FHLB and FRB stock	262,695	2,072	3.16	77,292	382	1.98
Interest-bearing deposits (3)	488,870	980	0.79	1,270,121	347	0.11
Loans held for sale	18,172	7	0.15	8,898	53	2.37
Total interest-earning assets	60,055,949	$525,479	3.46%	31,604,609	$234,045	2.95%
Non-interest-earning assets	6,016,193			1,901,412
Total assets	$66,072,142			$33,506,021

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$13,395,942	$—	—%	$6,774,206	$—	—%
Health savings accounts	7,812,313	1,125	0.06	7,446,735	1,650	0.09
Interest-bearing checking, money market and savings	29,486,846	10,165	0.14	12,365,074	1,603	0.05
Time deposits	2,684,914	1,169	0.17	2,114,889	1,841	0.35
Total deposits	53,380,015	12,459	0.09	28,700,904	5,094	0.07
Securities sold under agreements to repurchase	529,786	1,423	1.06	500,638	860	0.68
Federal funds purchased	534,518	1,254	0.93	—	—	—
FHLB advances	1,156,449	3,164	1.08	138,483	534	1.52
Long-term debt (2)	1,077,395	8,787	3.38	565,874	4,218	3.22
Total borrowings	3,298,148	14,628	1.79	1,204,995	5,612	1.93
Total interest-bearing liabilities	56,678,163	$27,087	0.19%	29,905,899	$10,706	0.14%
Non-interest-bearing liabilities	1,268,461			288,716
Total liabilities	57,946,624			30,194,615

Preferred stock	283,979			145,037
Common shareholders' equity	7,841,539			3,166,369
Total shareholders' equity	8,125,518			3,311,406
Total liabilities and shareholders' equity	$66,072,142			$33,506,021
Tax-equivalent net interest income		$498,392			$223,339
Less: Tax-equivalent adjustments		(11,732)			(2,487)
Net interest income		$486,660			$220,852
Net interest margin (4)			3.28%			2.82%
(1)Non-accrual loans have been included in the computation of average balances.
(2)For the purposes of our average yield/rate and margin computations, unsettled trades on investment securities and unrealized gain (loss) balances on securities available-for-sale and de-designated senior fixed-rate notes hedges are excluded.
(3)Interest-bearing deposits are a component of cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows included in Part I - Item 1. Financial Statements.
(4)Tax-equivalent net interest margin approximates net interest margin for all periods presented.

	Six months ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$40,039,437	$785,879	3.91%	$21,447,192	$377,969	3.51%
Investment securities: (2)
Taxable	12,020,675	130,761	2.15	8,129,404	82,243	2.06
Non-taxable	2,277,672	22,466	1.97	732,910	10,616	2.90
Total investment securities	14,298,347	153,227	2.12	8,862,314	92,859	2.13
FHLB and FRB stock	214,792	2,893	2.72	77,461	619	1.61
Interest-bearing deposits (3)	643,210	1,433	0.44	976,873	523	0.11
Loans held for sale	18,046	33	0.36	11,610	144	2.48
Total interest-earning assets	55,213,832	$943,465	3.40%	31,375,450	$472,114	3.01%
Non-interest-earning assets	5,257,642			1,941,640
Total assets	$60,471,474			$33,317,090

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$12,335,504	$—	—%	$6,606,464	$—	—%
Health savings accounts	7,786,035	2,212	0.06	7,448,943	3,257	0.09
Interest-bearing checking, money market and savings	26,915,923	15,184	0.11	12,181,295	3,323	0.06
Time deposits	2,614,989	2,462	0.19	2,242,250	4,953	0.45
Total deposits	49,652,451	19,858	0.08	28,478,952	11,533	0.08
Securities sold under agreements to repurchase	553,282	2,379	0.86	479,285	1,482	0.61
Federal funds purchased	268,735	1,254	0.93	32,337	13	0.08
Other borrowings	—	1	—	—	—	—
FHLB advances	586,857	3,220	1.09	137,143	1,047	1.52
Long-term debt (2)	987,353	15,955	3.36	566,462	8,441	3.22
Total borrowings	2,396,227	22,809	1.93	1,215,227	10,983	1.87
Total interest-bearing liabilities	52,048,678	$42,667	0.16%	29,694,179	$22,516	0.15%
Non-interest-bearing liabilities	1,010,331			339,949
Total liabilities	53,059,009			30,034,128

Preferred stock	260,183			145,037
Common shareholders' equity	7,152,282			3,137,925
Total shareholders' equity	7,412,465			3,282,962
Total liabilities and shareholders' equity	$60,471,474			$33,317,090
Tax-equivalent net interest income		$900,798			$449,598
Less: Tax-equivalent adjustments		(19,890)			(4,982)
Net interest income		$880,908			$444,616
Net interest margin (4)			3.24%			2.87%
(1)Non-accrual loans have been included in the computation of average balances.
(2)For the purposes of our average yield/rate and margin computations, unsettled trades on investment securities and unrealized gain (loss) balances on securities available-for-sale and de-designated senior fixed-rate notes hedges are excluded.
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

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended June 30,			Six months ended June 30,
	2022 vs. 2021 Increase (decrease) due to			2022 vs. 2021 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$97,892	$151,889	$249,781	$158,127	$249,784	$407,911
Investment securities	9,481	29,895	39,376	8,976	51,392	60,368
FHLB and FRB stock	774	915	1,689	1,177	1,097	2,274
Interest bearing-deposits	847	(214)	633	1,089	(179)	910
Loans held for sale	10	(56)	(46)	5	(116)	(111)
Total interest income	$109,004	$182,429	$291,433	$169,374	$301,978	$471,352
Interest on interest-bearing liabilities:
Health savings accounts	$(606)	$81	$(525)	$(1,193)	$147	$(1,046)
Interest-bearing checking, money market, and savings	8,464	99	8,563	11,471	391	11,862
Time deposits	(232)	(441)	(673)	(1,254)	(1,237)	(2,491)
Securities sold under agreements to repurchase	514	50	564	669	229	898
Federal funds purchased	1,254	—	1,254	1,147	95	1,242
Other borrowings	—	—	—	1	—	1
FHLB advances	(1,289)	3,920	2,631	(1,260)	3,433	2,173
Long-term debt	445	4,121	4,566	728	6,785	7,513
Total interest expense	$8,550	$7,830	$16,380	$10,309	$9,843	$20,152
Net change in net interest income	$100,454	$174,599	$275,053	$159,065	$292,135	$451,200
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

Provision for Credit Losses
Comparison to Prior Year Quarter
The provision for credit losses increased $33.7 million, or 156.9%, from a benefit of $21.5 million for the three months ended June 30, 2021, to an expense of $12.2 million for the three months ended June 30, 2022. The increase is primarily attributed to the release of reserves in the prior period as a result of improvements in the forecasted economic outlook and favorable credit trends at June 30, 2021, as the COVID-19 pandemic receded. During the three months ended June 30, 2022, and 2021, total net charge-offs (recoveries) were $9.6 million and $(1.2) million, respectively. The $10.8 million increase is primarily attributed to an increase in net charge-offs in the commercial non-mortgage, commercial real estate, and home equity categories, due to favorable credit performance in the prior period, as the economy benefited from the support of federal stimulus programs.
Comparison to Prior Year to Date
The provision for credit losses increased $248.4 million, or 525.6%, from a benefit of $47.3 million for the six months ended June 30, 2021, to an expense of $201.1 million for the six months ended June 30, 2022. The increase is primarily attributed to the establishment of the initial ACL of $175.1 million for non-purchased credit deteriorated (PCD) loans and leases that were acquired from Sterling, as well as organic loan growth. During the six months ended June 30, 2022, and 2021, total net charge-offs were $18.5 million and $4.2 million, respectively. The $14.3 million increase is primarily attributed to an increase in net charge-offs in the commercial non-mortgage category, partially offset by a decrease in net charge-offs in the commercial real estate and other consumer categories, due to favorable credit performance in the prior period, as the economy benefited from the support of federal stimulus programs.
Additional information regarding the Company's provision for credit losses and ACL can be found under the sections captioned "Loans and Leases" through "Allowance for Credit Losses" contained elsewhere in Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Deposit service fees	$51,385	$41,439	$99,212	$81,908
Loan and lease related fees	27,907	7,862	50,586	16,175
Wealth and investment services	11,244	10,087	21,841	19,490
Mortgage banking activities	102	1,319	530	3,961
Increase in cash surrender value of life insurance policies	8,244	3,603	14,976	7,136
Other income	22,051	8,392	37,823	20,789
Total non-interest income	$120,933	$72,702	$224,968	$149,459
Comparison to Prior Year Quarter
Total non-interest income increased $48.2 million, or 66.3%, from $72.7 million for the three months ended June 30, 2021 to $120.9 million for the three months ended June 30, 2022, due to increases in deposit service fees, loan and lease related fees, wealth and investment services, the cash surrender value of life insurance policies, and other income, the majority of which were primarily driven by the merger with Sterling, partially offset by a decrease in mortgage banking activities.
Deposit service fees increased $10.0 million, or 24.0%, from $41.4 million for the three months ended June 30, 2021 to $51.4 million for the three months ended June 30, 2022, primarily due to the merger with Sterling, as well as higher interchange income from increased debit card spending in the HSA and Consumer Banking segments.
Loan and lease related fees increased $20.0 million, or 255.0%, from $7.9 million for the three months ended June 30, 2021 to $27.9 million for the three months ended June 30, 2022, primarily due to the merger with Sterling, which included $3.1 million of operating lease income, as well as an increase in prepayment penalties, syndication fees, and other loan related fees.
Wealth and investment services increased $1.1 million, or 11.5%, from $10.1 million for the three months ended June 30, 2021 to $11.2 million for the three months ended June 30, 2022, primarily due to the merger with Sterling.
Mortgage banking activities decreased $1.2 million, or 92.3%, from $1.3 million for the three months ended June 30, 2021 to $0.1 million for the three months ended June 30, 2022, primarily due to lower originations for sale, as the Company continues to execute on its strategic decision to originate residential mortgage loans for investment rather than for sale.
The cash surrender value of life insurance policies increased $4.6 million, or 128.8%, from $3.6 million for the three months ended June 30, 2021 to $8.2 million for the three months ended June 30, 2022, primarily due to the additional bank-owned life insurance policies acquired in the merger with Sterling.
Other income increased $13.7 million, or 162.8%, from $8.4 million for the three months ended June 30, 2021 to $22.1 million for the three months ended June 30, 2022, primarily due to higher income from client interest rate derivative activities.
Comparison to Prior Year to Date
Total non-interest income increased $75.5 million, or 50.5%, from $149.5 million for the six months ended June 30, 2021 to $225.0 million for the six months ended June 30, 2022, due to increases in deposit service fees, loan and lease related fees, wealth and investment services, the cash surrender value of life insurance policies, and other income, the majority of which were primarily driven by the merger with Sterling, partially offset by a decrease in mortgage banking activities.
Deposit service fees increased $17.3 million, or 21.1%, from $81.9 million for the six months ended June 30, 2021 to $99.2 million for the six months ended June 30, 2022, primarily due to the merger with Sterling, as well as higher interchange income from increased debit card spending in the HSA and Consumer Banking segments.
Loan and lease related fees increased $34.4 million, or 212.7%, from $16.2 million for the six months ended June 30, 2021 to $50.6 million for the six months ended June 30, 2022, primarily due to the merger with Sterling, which included $5.3 million of operating lease income, as well as an increase in prepayment penalties, syndication fees, and other loan related fees.
Wealth and investment services increased $2.3 million, or 12.1%, from $19.5 million for the six months ended June 30, 2021 to $21.8 million for the six months ended June 30, 2022, primarily due to the merger with Sterling.
Mortgage banking activities decreased $3.5 million, or 86.6%, from $4.0 million for the six months ended June 30, 2021 to $0.5 million for the six months ended June 30, 2022, primarily due to lower originations for sale, as the Company continues to execute on its strategic decision to originate residential mortgage loans for investment rather than for sale.
The cash surrender value of life insurance policies increased $7.9 million, or 109.9%, from $7.1 million for the six months ended June 30, 2021 to $15.0 million for the six months ended June 30, 2022, primarily due to the additional bank-owned life insurance policies acquired in the merger with Sterling.

Other income increased $17.0 million, or 81.9%, from $20.8 million for the six months ended June 30, 2021 to $37.8 million for the six months ended June 30, 2022, primarily due to an increase in income due to the impact of the merger with Sterling, higher income from client interest rate derivative activities, and gains on sale of loans not originated for sale.
Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Compensation and benefits	$187,656	$97,754	$371,658	$205,354
Occupancy	51,593	14,010	70,208	29,660
Technology and equipment	41,498	27,124	96,899	55,640
Intangible assets amortization	8,802	1,132	15,189	2,271
Marketing	3,441	3,227	6,950	5,731
Professional and outside services	15,332	21,025	69,423	30,801
Deposit insurance	6,748	3,749	11,970	7,705
Other expense	43,157	19,007	75,715	37,848
Total non-interest expense	$358,227	$187,028	$718,012	$375,010
Comparison to Prior Year Quarter
Total non-interest expense increased $171.2 million, or 91.5%, from $187.0 million for the three months ended June 30, 2021 to $358.2 million for the three months ended June 30, 2022, primarily due to increases in compensation and benefits, occupancy, technology and equipment, intangible assets amortization, deposit insurance, and other expense, all of which were primarily driven by the merger with Sterling, partially offset by a decrease in professional and outside services.
Compensation and benefits increased $89.9 million, or 92.0%, from $97.8 million for the three months ended June 30, 2021 to $187.7 million for the three months ended June 30, 2022, primarily due to a $23.7 million increase in merger-related expenses, particularly as it relates to severance, retention, and executive synergy stock awards, and higher salaries and incentives related to the increase in employees as a result of the merger.
Occupancy increased $37.6 million, or 268.3%, from $14.0 million for the three months ended June 30, 2021 to $51.6 million for the three months ended June 30, 2022, primarily due to the Company's consolidation plan to reduce its corporate facility square footage, which resulted in a $23.1 million ROU asset impairment charge in the second quarter of 2022, and a combined $7.7 million in related exit costs and accelerated depreciation on property and equipment, as well as additional operating lease costs and depreciation related to the acquired Sterling banking centers and corporate offices.
Technology and equipment increased $14.4 million, or 53.0%, from $27.1 million for the three months ended June 30, 2021 to $41.5 million for the three months ended June 30, 2022, primarily due to an increase in technology and equipment service contracts due to the impact of the merger with Sterling.
Intangible assets amortization increased $7.7 million, or 677.6%, from $1.1 million for the three months ended June 30, 2021 to $8.8 million for the three months ended June 30, 2022, due to the additional amortization expense related to the core deposit and customer relationship intangible assets acquired in connection with the Sterling merger and Bend acquisition.
Professional and outside services decreased $5.7 million, or 27.1%, from $21.0 million for the three months ended June 30, 2021 to $15.3 million for the three months ended June 30, 2022, primarily due to a $12.5 million decrease in merger-related expenses, particularly as it relates to advisory, legal, and consulting fees, partially offset by an increase in professional service costs due to the impact of the merger with Sterling.
Deposit insurance increased $3.0 million, or 80.0%, from $3.7 million for the three months ended June 30, 2021 to $6.7 million for the three months ended June 30, 2022, primarily due to an increase in the Company's deposit insurance assessment base resulting from the merger with Sterling.
Other expense increased $24.2 million, or 127.1%, from $19.0 million for the three months ended June 30, 2021 to $43.2 million for the three months ended June 30, 2022, primarily due to an increase in expenses due to the impact of the merger with Sterling, which included $2.4 million of operating lease depreciation, and a $6.6 million increase in merger-related expenses, particularly as it relates to disposals of property and equipment and litigation costs.
Comparison to Prior Year to Date
Total non-interest expense increased $343.0 million, or 91.5%, from $375.0 million for the six months ended June 30, 2021 to $718.0 million for the six months ended June 30, 2022, primarily due to increases in compensation and benefits, occupancy, technology and equipment, intangible assets amortization, professional and outside services, deposit insurance, and other expense, all of which were primarily driven by the merger with Sterling.

Compensation and benefits increased $166.3 million, or 81.0%, from $205.4 million for the six months ended June 30, 2021 to $371.7 million for the six months ended June 30, 2022, primarily due to a $65.2 million increase in merger-related expenses, particularly as it relates to severance, retention, and executive synergy stock awards, and higher salaries and incentives related to the increase in employees as a result of the merger, partially offset by a decrease in strategic initiatives charges.
Occupancy increased $40.5 million, or 136.7%, from $29.7 million for the six months ended June 30, 2021 to $70.2 million for the six months ended June 30, 2022, primarily due to the Company's consolidation plan to reduce its corporate facility square footage, which resulted in a $23.1 million ROU asset impairment charge in the second quarter of 2022, and a combined $7.7 million in related exit costs and accelerated depreciation on property and equipment, as well as additional operating lease costs and depreciation related to the acquired Sterling banking centers and corporate offices. These increases were partially offset by a decrease in strategic initiatives charges.
Technology and equipment increased $41.3 million, or 74.2%, from $55.6 million for the six months ended June 30, 2021 to $96.9 million for the six months ended June 30, 2022, primarily due to a $19.9 million increase in merger-related expenses, which included $17.7 million in contract termination costs, and an increase in technology and equipment service contracts due to the impact of the merger with Sterling.
Intangible assets amortization increased $12.9 million, or 568.8%, from $2.3 million for the six months ended June 30, 2021 to $15.2 million for the six months ended June 30, 2022, due to the additional amortization expense related to the core deposit and customer relationship intangible assets acquired in connection with the Sterling merger and Bend acquisition.
Professional and outside services increased $38.6 million, or 125.4%, from $30.8 million for the six months ended June 30, 2021 to $69.4 million for the six months ended June 30, 2022, primarily due to a $32.0 million increase in merger-related expenses, particularly as it relates to advisory, legal, and consulting fees, and an increase in professional service costs due to the impact of the merger with Sterling, partially offset by a decrease in strategic initiative charges.
Deposit insurance increased $4.3 million, or 55.4%, from $7.7 million for the six months ended June 30, 2021 to $12.0 million for the six months ended June 30, 2022, primarily due to an increase in the Company's deposit insurance assessment base resulting from the merger with Sterling.
Other expense increased $37.9 million, or 100.1%, from $37.8 million for the six months ended June 30, 2021 to $75.7 million for the six months ended June 30, 2022, primarily due to an increase in expenses due to the impact of the merger with Sterling, which included $4.1 million of operating lease depreciation, and a $9.6 million increase in merger-related expenses, particularly as it relates to disposals of property and equipment, litigation costs, and transfer taxes.
Income Taxes
Comparison to Prior Year Quarter
Webster recognized income tax expense of $54.8 million and $34.0 million for the three months ended June 30, 2022, and 2021, respectively, reflecting effective tax rates of 23.1% and 26.6%, respectively.
The increase in income tax expense is due to a higher level of pre-tax income recognized during the three months ended June 30, 2022, resulting from the impact of the Company's merger with Sterling. The decrease in the effective tax rate primarily reflects a reduction in merger-related expenses recognized during the three months ended June 30, 2022, that were estimated to be nondeductible for income tax purposes, as compared to the three months ended June 30, 2021, which also reflected a lower level of pre-tax income. The decrease in the effective tax rate also reflects increased tax-exempt income and tax credits, partially offset by the effects of a higher level of pre-tax income and rate of state and local tax (SALT) in 2022 as compared to 2021, resulting from the merger with Sterling.
Comparison to Prior Year to Date
Webster recognized income tax expense of $21.2 million and $64.2 million for the six months ended June 30, 2022, and 2021, respectively, reflecting effective tax rates of 11.4% and 24.1%, respectively.
The decrease in both income tax expense and the effective tax rate primarily reflects the Company's $50.3 million pre-tax loss recognized during the three months ended March 31, 2022, which was driven by the one-time charges incurred as a result of the merger with Sterling. These decreases also reflect the $13.7 million deferred SALT benefit recognized during the three months ended March 31, 2022 associated with the merger with Sterling, of which $9.9 million related to a change in management's estimate about the realizability of its SALT deferred tax assets (DTAs) due to an estimated increase in future taxable income. These effects were partially offset by the effect of $28.4 million of merger-related expenses recognized during the six months ended June 30, 2022 that were estimated to be nondeductible for income tax purposes, as compared to $16.1 million recognized during the six months ended June 30, 2021.

At June 30, 2022, and December 31, 2021, Webster recorded a valuation allowance on its DTAs of $29.2 million and $37.4 million, respectively. The $29.2 million at June 30, 2022, reflects a reduction of $9.9 million for the change in estimate discussed above, and includes a $1.7 million valuation allowance related to the Bend acquisition. At June 30, 2022, and December 31, 2021, Webster's gross DTAs included $68.7 million and $64.4 million, respectively, applicable to SALT net operating loss carryforwards that are available to offset future taxable income. The $68.7 million at June 30, 2022, includes $5.6 million related to the Sterling merger and $1.1 million related to the Bend acquisition. Webster's total gross DTAs at June 30, 2022, also included $5.6 million and $0.5 million, respectively, of federal net operating loss and credit carryforwards related to the Sterling merger and Bend acquisition, which are subject to annual limitations on utilization.
The ultimate realization of DTAs is dependent on the generation of future taxable income during the periods in which the net operating loss and credit carryforwards are available. In making its assessment, management considers the Company's forecasted future results of operations, estimates the content and apportionment of its income by legal entity over the near term for SALT purposes, and also applies longer-term growth rate assumptions. Based on its estimates, management believes it is more likely than not that the Company will realize its DTAs, net of the valuation allowance, at June 30, 2022. However, it is possible that some or all of Webster's net operating loss and credit carryforwards could expire unused or that more net operating loss and credit carryforwards could be utilized than estimated, either as a result of changes in future forecasted levels of taxable income or if future economic or market conditions or interest rates were to vary significantly from the Company's forecasts and, in turn, impact its future results of operations.
Additional information regarding Webster's income taxes, including its DTAs, can be found within Note 10: Income Taxes in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Segment Reporting
Webster's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Consumer Banking. These segments reflect how executive management responsibilities are assigned, how discrete financial information is evaluated, the type of customer served, and how products and services are provided. Segments are evaluated using pre-tax, pre-provision net revenue (PPNR). Certain Treasury activities, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category. Additional information regarding the Company's reportable segments and its segment reporting methodology can be found within Note 16: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
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

Commercial Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net interest income	$333,421	$140,589	$620,490	$282,075
Non-interest income	49,430	18,378	88,173	36,754
Non-interest expense	102,720	46,275	191,960	92,559
Pre-tax, pre-provision net revenue	$280,131	$112,692	$516,703	$226,270
Comparison to Prior Year Quarter
Commercial Banking's PPNR increased $167.4 million, or 148.6%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $192.8 million increase in net interest income is primarily attributed to incremental loan and deposit balances acquired from Sterling, loan and deposit growth, and higher interest rates. The $31.1 million increase in non-interest income is primarily attributed to incremental fee income due to the merger, increased client hedging activity, and loan and lease related fees. The $56.4 million increase in non-interest expense is primarily attributed to incremental expenses incurred related to the acquired Sterling commercial business, and costs to support growth within the loan and deposit portfolios.
Comparison to Prior Year to Date
Commercial Banking's PPNR increased $290.4 million, or 128.4%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $338.4 million increase in net interest income is primarily attributed to incremental loan and deposit balances acquired from Sterling, and loan and deposit growth. The $51.4 million increase in non-interest income is primarily attributed to incremental fee income due to the merger, increased client hedging activity, and loan and lease related fees. The $99.4 million increase in non-interest expense is primarily attributed to incremental expenses incurred related to the acquired Sterling commercial business, and costs to support growth within the loan and deposit portfolios.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2022	At December 31, 2021
Loans and leases	$36,635,027	$15,209,515
Deposits	20,501,166	9,519,362
Assets under administration / management (off-balance sheet)	2,266,476	2,869,385
Loans and leases increased $21.4 billion, or 140.9%, at June 30, 2022 as compared to December 31, 2021, primarily due to the merger with Sterling and growth within the sponsor and specialty line of business. Total portfolio originations for the six months ended June 30, 2022 and 2021 were $6.2 billion and $2.6 billion, respectively. The $3.6 billion increase was primarily attributed to the merger with Sterling, along with increased commercial non-mortgage and commercial real estate originations.
Deposits increased $11.0 billion, or 115.4%, at June 30, 2022 as compared to December 31, 2021, primarily due to the merger with Sterling.
Commercial Banking held $0.6 billion and $0.8 billion in assets under administration and $1.7 billion and $2.1 billion in assets under management at June 30, 2022 and December 31, 2021, respectively. The combined decrease of $602.9 million, or 21.0%, was primarily due to lower valuations in the equity markets during the six months ended June 30, 2022.

HSA Bank
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net interest income	$49,558	$42,193	$94,135	$84,302
Non-interest income	26,552	26,554	53,510	53,559
Non-interest expense	37,540	32,423	73,949	68,428
Pre-tax net revenue	$38,570	$36,324	$73,696	$69,433
Comparison to Prior Year Quarter
HSA Bank's pre-tax net revenue increased $2.2 million, or 6.2%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to an increase in net interest income, which was partially offset by an increase in non-interest expense. Non-interest income remained flat on a comparative basis. The $7.4 million increase in net interest income is primarily attributed to an increase in the net interest rate spread on deposits and overall deposit growth. The $5.1 million increase in non-interest expense is primarily attributed to incremental expenses from Bend's acquired business, as well as an increase in temporary help, consulting, and travel expenses.
Comparison to Prior Year to Date
HSA Bank's pre-tax net revenue increased $4.3 million, or 6.1%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to an increase in net interest income, which was partially offset by an increase in non-interest expense. Non-interest income remained flat on a comparative basis. The $9.8 million increase in net interest income is primarily attributed to an increase in the net interest rate spread on deposits and overall deposit growth. The $5.5 million increase in non-interest expense is primarily attributed to incremental expenses from Bend's acquired business, as well as an increase in temporary help, consulting, and travel expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2022	At December 31, 2021
Deposits	$7,777,853	$7,397,997
Assets under administration, through linked investment accounts (off-balance sheet)	3,277,359	3,718,610
Deposits increased $379.9 million, or 5.1%, at June 30, 2022 as compared to December 31, 2021, primarily due to an increase in the number of account holders and organic deposit growth, which was partially offset by a decrease in third party administrator deposits. HSA Bank deposits accounted for approximately 14.7% and 24.8% of Webster's total consolidated deposits at June 30, 2022 and December 31, 2021, respectively, with the lower mix driven by the inflow of deposits as a result of the merger with Sterling.
Assets under administration, through linked investment accounts, decreased $441.3 million, or 11.9%, at June 30, 2022 as compared to December 31, 2021, primarily due to lower valuations in the equity markets during the six months ended June 30, 2022, which was partially offset by additional account holders and balances from the acquisition of Bend.

Consumer Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net interest income	$179,067	$93,075	$315,647	$182,440
Non-interest income	30,784	24,098	58,676	46,970
Non-interest expense	107,312	74,149	203,059	149,460
Pre-tax, pre-provision net revenue	$102,539	$43,024	$171,264	$79,950
Comparison to Prior Year Quarter
Consumer Banking's PPNR increased $59.5 million, or 138.3%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $86.0 million increase in net interest income is primarily attributed to incremental loan and deposit balances acquired from Sterling, loan and deposit growth, and higher interest rates. The $6.7 million increase in non-interest income is primarily attributed to incremental fee income due to the merger, and increased deposit servicing and loan and lease related fees, which were partially offset by lower mortgage banking activities and investment service fees. The $33.2 million increase in non-interest expense is primarily attributed to incremental expenses incurred related to the acquired Sterling consumer business, which was partially offset by the benefits of costs savings initiatives implemented over the course of 2021.
Comparison to Prior Year to Date
Consumer Banking's PPNR increased $91.3 million, or 114.2%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $133.2 million increase in net interest income is primarily attributed to incremental loan and deposit balances acquired from Sterling, loan and deposit growth, and lower interest paid on deposits. The $11.7 million increase in non-interest income is primarily attributed to incremental fee income due to the merger, and increased deposit servicing and loan and lease related fees, which were partially offset by lower mortgage banking activities and investment service fees. The $53.6 million increase in non-interest expense is primarily attributed to incremental expenses incurred related to the acquired Sterling consumer business, which was partially offset by the benefits of costs savings initiatives implemented over the course of 2021.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2022	At December 31, 2021
Loans	$8,964,922	$7,062,182
Deposits	23,841,133	12,926,302
Assets under administration (off-balance sheet)	7,535,824	4,332,901
Loans increased $1.9 billion, or 26.9%, at June 30, 2022 as compared to December 31, 2021, primarily due to the merger with Sterling and growth in residential mortgage and home equity loans, partially offset by the forgiveness of PPP loans, and the continued run-off of consumer Lending Club loans. Total portfolio originations for the six months ended June 30, 2022 and 2021 were $1.4 billion and $1.7 billion, respectively. The $0.3 billion decrease was primarily attributed to increased market rates, which resulted in lower residential mortgage loan originations, as well as the cessation of PPP loan originations effective May 31, 2021.
Deposits increased $10.9 billion, or 84.4%, at June 30, 2022 as compared to December 31, 2021, primarily due to the merger with Sterling. Customer preferences for maintaining liquidity resulted in higher balances in small business and consumer transaction accounts, particularly across savings accounts and money markets, as account holders with maturing certificates of deposit migrated to more liquid deposit products.
Consumer Banking held $7.5 billion and $4.3 billion in assets under administration at June 30, 2022, and December 31, 2021, respectively. The $3.2 billion increase was primarily due to the merger with Sterling, partially offset by lower valuations in the equity markets during the six months ended June 30, 2022.

Financial Condition
Total assets increased $32.7 billion, or 93.6%, from $34.9 billion at December 31, 2021 to $67.6 billion at June 30, 2022. The change in total assets was primarily attributed to the following:
•Total investment securities, net increased $4.8 billion, with increases of $4.4 billion and $349.9 million in the available-for-sale and held-to-maturity portfolios, respectively, primarily due to $4.4 billion of investment securities acquired from Sterling in the merger, all of which were classified as available-for-sale based on Webster's intent at closing, and purchases of held-to-maturity investment securities exceeding paydowns, calls/maturities, and net premium amortization;
•Loans and leases increased $23.4 billion, with increases of $21.5 billion and $1.9 billion in the commercial and consumer portfolios, respectively, primarily due to $20.5 billion of gross loans and leases acquired from Sterling in the merger, which included a $317.6 million purchase discount. Webster also originated $7.6 billion of loans and leases during the six months ended June 30, 2022, particularly across the commercial non-mortgage and commercial real estate categories. These increases were partially offset by the forgiveness of PPP loans, net paydowns in home equity loans, and the run-off of consumer Lending Club loans. In addition, Webster recorded $88.0 million and $175.1 million of initial ACL for the PCD and non-PCD loans and leases acquired from Sterling, respectively, which primarily contributed to the $270.3 million increase in the ACL on loans and leases;
•Goodwill and other net intangible assets increased a combined $2.2 billion. Goodwill increased $2.0 billion, which reflects the $1.9 billion and $36.0 million recognized in connection with the Sterling merger and Bend acquisition, respectively. The $197.9 million increase in other net intangible assets is due to the $119.1 million core deposit and $94.0 million customer relationship intangible assets acquired from Sterling and Bend, respectively, partially offset by year to date amortization charges; and
•Accrued interest receivable and other assets increased $892.9 million, primarily due to $959.5 million of balances acquired from Sterling in the merger. Notable increases include $114.6 million in accrued interest receivable, $60.1 million in alternative investments, $565.9 million in LIHTC investments, and a combined $43.4 million in accounts receivable and prepaid expenses. These increases were partially offset by a decrease of $96.8 million in treasury derivative assets.
Total liabilities increased $28.1 billion, or 89.3%, from $31.5 billion at December 31, 2021 to $59.6 billion at June 30, 2022. The change in total liabilities was primarily attributed to the following:
•Total deposits increased $23.2 billion, with increases of $6.5 billion and $16.7 billion in non-interest bearing deposits and interest-bearing deposits, respectively, primarily due to $23.3 billion of deposits assumed from Sterling in the merger;
•Securities sold under agreements to repurchase and other borrowings increased $1.1 billion, primarily due to the purchase of $1.2 billion in federal funds during the three months ended June 30, 2022, partially offset by a decrease of $168.5 million in securities sold under agreements to repurchase;
•Long-term debt increased $513.6 million, primarily due to $499.0 million aggregate par value of subordinated notes assumed from Sterling in the merger, adjusted for a $17.9 million purchase premium, which is being amortized over the remaining lives of the subordinated notes; and
•Accrued expenses and other liabilities increased $807.5 million, primarily due to $595.3 million of balances assumed from Sterling in the merger, and the timing of payments for merger-related expenses, particularly as it relates to compensation and benefits and professional services. Notable increases include $196.5 million in treasury derivative liabilities, $108.4 million in operating lease liabilities, and $299.8 million in unfunded commitments for LIHTC investments.
Total shareholders' equity increased $4.6 billion, or 132.6%, from $3.4 billion at December 31, 2021 to $8.0 billion at June 30, 2022. The change in total shareholders' equity was attributed to the following:
•Common shares issued in the merger with Sterling totaling approximately $5.0 billion, of which $43.9 million pertained to replacement share-based compensation awards;
•The conversion of Sterling Series A preferred stock into Webster Series G preferred stock at a fair value of $138.9 million;
•Net income recognized of $165.6 million;
•Dividends paid to common and preferred shareholders of $107.6 million and $7.6 million, respectively;
•Other comprehensive loss, net of tax, of $458.8 million, primarily due to market value decreases in the Company's available-for-sale securities portfolio and cash flow hedges;
•Employee share-based compensation plan activity of $30.5 million, inclusive of restricted stock amortization and forfeitures, and stock options exercised of $0.5 million; and
•Repurchases of common stock of $222.1 million under the Company's common stock repurchase program and $21.1 million related to employee share-based compensation plans.

Investment Securities
Through its Corporate Treasury function, Webster maintains and invests in debt securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage the Company's interest-rate risk. Webster's debt securities are classified into two major categories: available-for-sale and held-to-maturity.
Asset/Liability Committee (ALCO) manages the Company's debt securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the Office of the Comptroller of the Currency (OCC) may further establish individual limits on certain types of investments if the concentration in such investment presents a safety and soundness concern. At June 30, 2022 and December 31, 2021, Webster had investment securities with a total net carrying value of $15.2 billion and $10.4 billion, respectively, with an average risk weighting for regulatory purposes of 19.2% and 12.5%, respectively. Although the Bank held the entirety of Webster's investment portfolio at both June 30, 2022 and December 31, 2021, the Holding Company may also directly hold investments.
The following table summarizes the balances and percentage composition of Webster's investment securities:

	At June 30, 2022		At December 31, 2021
(In thousands)	Amount	%	Amount	%
Available-for-sale:
U.S. Treasury notes	$726,484	8.4%	$396,966	9.4%
Government agency debentures	291,203	3.4	—	—
Municipal bonds and notes	1,830,630	21.2	—	—
Agency CMO	71,247	0.8	90,384	2.2
Agency MBS	2,421,333	28.0	1,593,403	37.6
Agency CMBS	1,561,505	18.1	1,232,541	29.1
CMBS	929,103	10.8	886,263	20.9
CLO	10,147	0.1	21,847	0.5
Corporate debt	736,520	8.5	13,450	0.3
Private label MBS	48,303	0.6	—	—
Other	11,883	0.1	—	—
Total available-for-sale	$8,638,358	100.0%	$4,234,854	100.0%
Held-to-maturity:
Agency CMO	$32,469	0.5%	$42,405	0.7%
Agency MBS	2,795,607	42.7	2,901,593	46.8
Agency CMBS	2,677,183	40.9	2,378,475	38.4
Municipal bonds and notes (1)	879,433	13.4	705,918	11.4
CMBS	163,516	2.5	169,948	2.7
Total held-to-maturity	$6,548,208	100.0%	$6,198,339	100.0%
Total investment securities	$15,186,566		$10,433,193
(1)The balances at both June 30, 2022 and December 31, 2021, exclude the ACL recorded on held-to-maturity debt securities of $0.2 million.
Available-for-sale debt securities increased $4.4 billion, or 104.0%, from $4.2 billion at December 31, 2021 to $8.6 billion at June 30, 2022, primarily due to the merger with Sterling, as the Company acquired $4.4 billion of debt securities at fair value on January 31, 2022, all of which were classified as available-for-sale based on Webster's intent at closing. The debt securities acquired from Sterling resulted in a $221.6 million net purchase premium over par value accounted for as a yield adjustment using the effective interest method. Webster also purchased an additional $1.2 billion of available-for sale debt securities during the six months ended June 30, 2022. This purchase activity was partially offset by net unrealized losses, paydowns, and net premium amortization, particularly across the Agency MBS, Agency CMBS, and CMBS categories.
The tax-equivalent yield in the available-for-sale portfolio was 2.20% for the three months ended June 30, 2022 and 2.10% for the six months ended June 30, 2022, as compared to 1.82% for the three months ended June 30, 2021 and 1.83% for the six months ended June 30, 2021. The 38 basis point and 27 basis point increases, respectively, are attributed to lower premium amortization and higher rates on securities purchased during the six months ended June 30, 2022. Available-for-sale debt securities are evaluated for credit losses on a quarterly basis. At June 30, 2022 and December 31, 2021, gross unrealized losses on available-for-sale debt securities were $609.9 million and $34.3 million, respectively. The $575.6 million increase in unrealized losses is primarily due to the increased portfolio size from the merger with Sterling, and higher market rates. Because these unrealized losses were attributable to factors other than credit deterioration, no ACL was recorded during the period. At June 30, 2022, Webster did not intend to sell these investment securities, and it is more likely than not that the Company will not be required to sell these securities prior to the anticipated recovery of their cost basis.

Held-to-maturity investment securities increased $349.9 million, or 5.6%, from $6.2 billion at December 31, 2021 to $6.5 billion at June 30, 2022, primarily due to purchases exceeding paydowns, calls, and net premium amortization, particularly across the Agency CMBS and Agency MBS categories. The tax-equivalent yield in the held-to-maturity portfolio was 2.25% for the three months ended June 30, 2022, and 2.15% for the six months ended June 30, 2022, as compared to 2.31% for the three months ended June 30, 2021, and 2.30% for the six months ended June 30, 2021. The 6 and 15 basis point decreases, respectively, are attributed to higher premium amortization and lower rates on securities purchased over the past year. Held-to-maturity debt securities are evaluated for credit losses on a quarterly basis under current expected credit losses (CECL). At June 30, 2022 and December 31, 2021, gross unrealized losses on held-to-maturity debt securities were $545.3 million and $55.7 million, respectively. The increase in unrealized losses is primarily due to higher market rates. The ACL on held-to-maturity debt securities was $0.2 million at both June 30, 2022 and December 31, 2021.
The following table summarizes the amortized cost of investment securities by contractual maturity, along with the respective weighted-average yields:

	At June 30, 2022
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
U.S. Treasury notes	$—	—%	$726,484	1.05%	$—	—%	$—	—%	$726,484	1.05%
Government agency debentures	10,000	0.47	76,695	2.42	—	—	204,508	3.22	291,203	2.91
Municipal bonds and notes	18,217	1.20	273,330	1.30	633,465	1.48	905,618	1.58	1,830,630	1.50
Agency CMO	—	—	748	4.07	4,172	2.70	66,327	2.51	71,247	2.54
Agency MBS	60	(2.52)	7,771	1.22	166,113	1.45	2,247,389	2.10	2,421,333	2.05
Agency CMBS	3,479	1.38	56,229	1.20	81,427	1.42	1,420,370	2.08	1,561,505	2.01
CMBS	—	—	67,210	2.37	49,244	3.40	812,649	2.90	929,103	2.89
CLO	—	—	10,147	2.61	—	—	—	—	10,147	2.61
Corporate debt	—	—	209,514	2.18	466,528	3.14	60,478	2.75	736,520	2.84
Private label MBS	—	—	—	—	—	—	48,303	4.01	48,303	4.01
Other	2,690	5.20	4,932	3.80	4,261	2.72	—	—	11,883	3.73
Total available-for-sale	$34,446	1.31%	$1,433,060	1.43%	$1,405,210	2.10%	$5,765,642	2.19%	$8,638,358	2.05%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$32,469	2.17%	$32,469	2.17%
Agency MBS	—	—	2,518	2.43	24,380	2.17	2,768,709	2.19	2,795,607	2.19
Agency CMBS	—	—	—	—	146,199	2.69	2,530,984	2.02	2,677,183	2.06
Municipal bonds and notes	4,404	3.33	50,304	3.27	154,607	2.76	670,118	3.11	879,433	3.05
CMBS	—	—	—	—	—	—	163,516	2.70	163,516	2.70
Total held-to-maturity	$4,404	3.33%	$52,822	3.23%	$325,186	2.68%	$6,165,796	2.24%	$6,548,208	2.27%
Total investment securities	$38,850	1.54%	$1,485,882	1.49%	$1,730,396	2.21%	$11,931,438	2.21%	$15,186,566	2.14%
(1)Weighted-average yields were calculated using amortized cost on a fully-tax equivalent basis, assuming a 21% tax rate.
Additional information regarding the Company's available-for-sale and held-to-maturity investment securities' portfolios can be found within Note 3: Investment Securities in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.

Loans and Leases
The following table summarizes the amortized cost and percentage composition of Webster's loans and leases:

	At June 30, 2022		At December 31, 2021
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$13,935,450	30.5%	$6,882,480	30.9%
Asset-based	1,892,278	4.1	1,067,248	4.8
Commercial real estate	12,365,451	27.1	5,463,321	24.5
Multi-family	5,776,219	12.7	1,139,859	5.1
Equipment financing	1,778,326	3.9	627,058	2.8
Warehouse lending	914,541	2.0	—	—
Residential	7,223,728	15.8	5,412,905	24.3
Home equity	1,681,610	3.7	1,593,559	7.2
Other consumer	79,140	0.2	85,299	0.4
Total loans and leases (1)	$45,646,743	100.0%	$22,271,729	100.0%
(1)The amortized cost balances at June 30, 2022 and December 31, 2021, exclude the ACL recorded on loans and leases of $571.5 million and $301.2 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At June 30, 2022
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$152,969	$436,262	$1,762,157	$1,344,225	$3,695,613
Asset-based	—	57,202	—	—	57,202
Commercial real estate	472,671	1,596,791	1,130,201	112,450	3,312,113
Multi-family	273,788	1,572,561	1,502,736	33,188	3,382,273
Equipment financing	142,014	1,342,009	272,267	—	1,756,290
Residential	994	64,131	448,064	4,618,559	5,131,748
Home equity	5,108	25,463	185,858	182,622	399,051
Other consumer	7,289	25,267	426	189	33,171
Total fixed rate loans and leases	$1,054,833	$5,119,686	$5,301,709	$6,291,233	$17,767,461
Variable rate:
Commercial non-mortgage	$2,080,076	$7,428,532	$660,182	$71,047	$10,239,837
Asset-based	466,034	1,363,522	5,520	—	1,835,076
Commercial real estate	1,589,819	4,643,612	2,139,192	680,715	9,053,338
Multi-family	449,475	880,541	1,028,089	35,841	2,393,946
Equipment financing	1,807	20,229	—	—	22,036
Warehouse lending	725,796	188,745	—	—	914,541
Residential	726	11,341	2,079,913	—	2,091,980
Home equity	5,058	6,940	177,057	1,093,504	1,282,559
Other consumer	10,436	27,983	1,402	6,148	45,969
Total variable rate loans and leases	$5,329,227	$14,571,445	$6,091,355	$1,887,255	$27,879,282
Total loans and leases (1)	$6,384,060	$19,691,131	$11,393,064	$8,178,488	$45,646,743
(1)Amounts due exclude total accrued interest receivable of $140.2 million.
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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $270.3 million, or 89.7%, from $301.2 million at December 31, 2021, to $571.5 million at June 30, 2022, primarily due to the initial ACL of $88.0 million and $175.1 million recorded for PCD and non-PCD loans and leases, respectively, that were acquired from Sterling. The establishment of the initial ACL for PCD loans and leases is net of $48.3 million in charge-offs, which were recognized upon completion of the merger in accordance with GAAP.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At June 30, 2022		At December 31, 2021
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$174,975	30.6%	$111,351	37.0%
Asset-based	21,536	3.8	6,481	2.2
Commercial real estate	223,485	39.1	114,493	38.0
Multi-family	64,473	11.3	19,414	6.4
Equipment financing	26,452	4.6	6,138	2.0
Warehouse lending	824	0.1	—	—
Residential	23,472	4.1	15,628	5.2
Home equity	33,512	5.9	23,523	7.8
Other consumer	2,770	0.5	4,159	1.4
Total ACL on loans and leases	$571,499	100.0%	$301,187	100.0%
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
For portfolios using the PD/LGD/EAD framework, credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. Management's PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, loan-level risk attributes, and credit quality indicators. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of a similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses, the loan's amortization schedule, and prepayment rates.
Under the loss rate method, expected credit losses are estimated using a loss rate that is multiplied by the amortized cost of the asset at the balance sheet date. For each loan segment identified above, we apply an expected historical loss trend based on third-party loss estimates, correlate them to observed economic metrics and reasonable and supportable forecasts of economic conditions. Under the discounted cash flow method, expected credit losses are determined by comparing the amortized cost of the asset at the balance sheet date to the present value of estimated future principal and interest payments expected to be collected over the remaining life of the asset. Our loss model generates cash flow projections at the loan level based on reasonable and supportable projections, from which we estimate payment collections adjusted for curtailments, recovery time, PD and LGD.
Webster's models incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes each macroeconomic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. Reversion towards long-term expectations generally begins two to three years from the forecast start date and is complete within three to five years. Certain models use output reversion and revert to mean historical portfolio loss rates on a straight-line basis in the third year of the forecast. Other models use input reversion and revert to the mean of macroeconomic variables in reasonable and supportable forecasts.
Webster incorporates forecasts of macroeconomic variables in the determination of expected credit losses. Macroeconomic variables are selected for each class of financing receivable based on relevant factors, such as asset type and the correlation of the variables to credit losses, among others. Data from the forecast scenario of these variables is used as an input to the modeled loss calculation.
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

Individually Assessed Loans and Leases. If the risk characteristics of a loan or lease change such that it no longer matches the risk characteristics of the collectively assessed pool, it is removed from the population and individually assessed for credit losses. Generally, all non-accrual loans, troubled debt restructures (TDRs), potential TDRs, loans with a charge-off, and collateral dependent loans where the borrower is experiencing financial difficulty, are individually assessed. The measurement method used to calculate the expected credit loss on an individually assessed loan or lease is dependent on the type and whether the loan or lease is considered to be collateral dependent. Methods for collateral dependent loans are either based on the fair value of the collateral less estimated cost to sell (when the basis of repayment is the sale of collateral), or the present value of the expected cash flows from the operation of the collateral. For non-collateral dependent loans, either a discounted cash flow method or other loss factor method is used. Any individually assessed loan or lease for which no specific valuation allowance is deemed necessary is either the result of sufficient cash flows or sufficient collateral coverage relative to the amortized cost of the asset.
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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	At June 30, 2022	At December 31, 2021
Non-performing loans and leases (1)	$247,530	$109,778
Total loans and leases	45,646,743	22,271,729
Non-performing loans and leases as a percentage of loans and leases	0.54%	0.49%

Non-performing assets (1)	$250,242	$112,590
Total loans and leases	$45,646,743	$22,271,729
Add: OREO	2,712	2,812
Total loans and leases plus OREO	$45,649,455	$22,274,541
Non-performing assets as a percentage of loans and leases plus OREO	0.55%	0.51%

Non-performing assets (1)	$250,242	$112,590
Total assets	67,595,021	34,915,599
Non-performing assets as a percentage of total assets	0.37%	0.32%

ACL on loans and leases	$571,499	$301,187
Non-performing loans and leases (1)	247,530	109,778
ACL on loans and leases as a percentage of non-performing loans and leases	230.88%	274.36%

ACL on loans and leases	$571,499	$301,187
Total loans and leases	45,646,743	22,271,729
ACL on loans and leases as a percentage of loans and leases	1.25%	1.35%

ACL on loans and leases	$571,499	$301,187
Net charge-offs	37,058	3,829
Ratio of ACL on loans and leases to net charge-offs (2)	15.42x	78.66x
(1)Non-performing assets balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (costs)/fees on loans and leases.
(2)Calculated for the June 30, 2022 period based on annualized year-to-date net charge-offs.

The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	At or for the three months ended June 30,
	2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$8,972	$13,446,217	0.27%	$(393)	$6,929,981	(0.02)%
Asset-based	3	1,851,956	—	(2)	937,580	—
Commercial real estate	1,678	11,984,529	0.06	153	5,272,771	0.01
Multi-family	193	5,771,622	0.01	—	1,093,059	—
Equipment financing	146	1,850,959	0.03	—	615,417	—
Warehouse lending	—	553,331	—	—	—	—
Residential	(508)	6,905,509	(0.03)	323	4,738,859	0.03
Home equity	(1,100)	1,672,845	(0.26)	(2,204)	1,701,529	(0.52)
Other consumer	216	83,730	1.03	955	124,243	3.07
Total	$9,600	$44,120,698	0.09%	$(1,168)	$21,413,439	(0.02)%

	At or for the six months ended June 30,
	2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$17,635	$12,161,920	0.29%	$477	$6,988,670	0.01%
Asset-based	(47)	1,696,990	(0.01)	(1,426)	916,951	(0.31)
Commercial real estate	2,726	10,083,808	0.05	5,307	5,252,713	0.20
Multi-family	203	5,671,844	0.01	—	1,082,256	—
Equipment financing	359	1,596,779	0.04	85	608,922	0.03
Warehouse lending	—	459,847	—	—	—	—
Residential	(552)	6,615,613	(0.02)	(455)	4,729,831	(0.02)
Home equity	(2,367)	1,665,929	(0.28)	(2,234)	1,733,582	(0.26)
Other consumer	572	86,707	1.32	2,399	134,267	3.57
Total	$18,529	$40,039,437	0.09%	$4,153	$21,447,192	0.04%
(1)Percentage represents annualized year-to-date net charge-offs (recoveries) to average loans and leases within the comparable category.
Comparison to Prior Quarter to Date
Net charge-offs (recoveries) as a percentage of average loans and leases were 0.09% and (0.02)% for the three months ended June 30, 2022 and 2021, respectively. The 0.11% increase is primarily attributed to an increase in net charge-offs in the commercial non-mortgage, commercial real estate, and home equity categories, due to favorable credit performance in the prior period, as the economy benefited from the support of federal stimulus programs.
Comparison to Prior Year to Date
Net charge-offs as a percentage of average loans and leases were 0.09% and 0.04% for the six months ended June 30, 2022 and 2021, respectively. The 0.05% increase is primarily attributed to an increase in net charge-offs in the commercial non-mortgage category, partially offset by a decrease in net charge-offs in the commercial real estate and other consumer categories, due to favorable credit performance in the prior period, as the economy benefited from the support of federal stimulus programs.
Liquidity and Capital Resources
Webster manages its cash flow requirements through proactive liquidity measures at both the Holding Company and Webster Bank in order to maintain stable, cost-effective funding and to promote overall balance sheet strength. The liquidity position of the Company is continuously monitored and adjustments are made to balance sources and uses of funds, as needed. At June 30, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Further, management is not aware of any regulatory recommendations regarding liquidity, that if implemented, would have a material adverse effect on the Company.

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
There are certain restrictions on Webster Bank's payment of dividends to the Holding Company, which are described within Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements, and in the section captioned "Supervision and Regulation" in Part I - Item 1. Business of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. During the six months ended June 30, 2022, Webster Bank paid $125.0 million in dividends to the Holding Company. At June 30, 2022, there were $551.9 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company. On July 18, 2022, Webster Bank was approved to pay the Holding Company $250.0 million in dividends during the third quarter of 2022.
The quarterly cash dividend to common shareholders remained at $0.40 per common share during the three months ended June 30, 2022. On July 18, 2022, it was announced that Webster Financial Corporation’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on its common stock. For its Series F Preferred Stock and Series G Preferred Stock, Webster declared quarterly cash dividends of $328.125 per share and $16.25 per share, respectively. Webster continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
Webster maintains a common stock repurchase program, which was approved by the Board of Directors, that authorizes management to purchase shares of its common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan subject to certain conditions. On April 27, 2022, the Board of Directors increased Webster's authority to repurchase shares of its common stock under the repurchase program by $600.0 million in shares. During the three months ended June 30, 2022, the Company repurchased 2,054,616 shares under the program at a weighted-average price of $48.63 per share totaling $99.9 million. The remaining purchase authority at June 30, 2022 was $501.3 million. In addition, the Company will periodically acquire common shares outside of the repurchase program related to stock compensation plan activity. During the three months ended June 30, 2022, a total of 41,708 shares were repurchased at a weighted average price of $50.85 per share totaling $2.1 million for this purpose.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. Including time deposits, Webster Bank had a loan to total deposit ratio of 86.0% and 74.6% at June 30, 2022 and December 31, 2021, respectively. The 11.4% point increase is attributed to loan growth exceeding deposit growth, both within the legacy and acquired Sterling portfolios.
Webster Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At June 30, 2022, Webster Bank exceeded all regulatory liquidity requirements. Webster has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.
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
Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the Company to maintain minimum ratios of Common Equity Tier 1 Capital, defined by Basel III capital rules (CET1 capital), Tier 1 capital, Total capital to risk-weighted assets, and Tier 1 capital to average tangible assets (as defined in the regulations). At June 30, 2022, both Webster Financial Corporation and Webster Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.

In accordance with regulatory capital rules, Webster elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, capital ratios will begin to phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption during the initial two years. For 2022, 2023, and 2024, Webster is allowed 75%, 50%, and 25% of the regulatory capital benefit as of December 31, 2021, respectively, with full absorption occurring in 2025. At June 30, 2022, the benefit allowed from the delayed CECL adoption resulted in a 9, 9, and 6 basis point increase to Webster Financial Corporation's and Webster Bank's CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), respectively, and a 2 basis point decrease to Total capital to total risk-weighted assets (Total risk-based capital). Both Webster Financial Corporation's and Webster Bank's regulatory ratios remain in excess of being well-capitalized, even without the benefit of the delayed CECL adoption impact.
Additional information regarding the required regulatory capital levels and ratios applicable to Webster Financial Corporation and Webster Bank can be found within Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I -Item 1. Financial Statements.

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
Total deposits were $53.1 billion and $29.8 billion at June 30, 2022 and December 31, 2021, respectively. The $23.3 billion increase was primarily attributed to the deposits assumed from Sterling in the merger. Customer preferences for maintaining liquidity resulted in higher balances across savings and money market accounts, as customers with maturing time deposits opted to migrate to more liquid products. The aggregate amount of time deposits accounts that exceeded the FDIC limit of $250,000 represented 0.6% and 0.9% of total deposits at June 30, 2022 and December 31, 2021, respectively.

The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended June 30,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$13,395,942	—%	$6,774,206	—%
Interest-bearing:
Checking	9,401,810	0.12	3,797,321	0.04
Health savings accounts	7,812,313	0.06	7,446,735	0.09
Money market	11,424,317	0.22	3,176,981	0.11
Savings	8,660,719	0.05	5,390,772	0.02
Time deposits	2,684,914	0.17	2,114,889	0.35
Total interest-bearing	39,984,073	0.12	21,926,698	0.09
Total average deposits	$53,380,015	0.09%	$28,700,904	0.07%

	Six months ended June 30,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$12,335,504	—%	$6,606,464	—%
Interest-bearing:
Checking	8,555,157	0.09	3,736,380	0.05
Health savings accounts	7,786,035	0.06	7,448,943	0.09
Money market	10,265,149	0.19	3,204,560	0.12
Savings	8,095,617	0.04	5,240,355	0.02
Time deposits	2,614,989	0.19	2,242,250	0.45
Total interest-bearing	37,316,947	0.11	21,872,488	0.11
Total average deposits	$49,652,451	0.08%	$28,478,952	0.08%

The following table summarizes total uninsured deposits:

(In thousands)	At June 30, 2022	At December 31, 2021
Uninsured deposits (1)	$21,720,887	$10,936,416
(1)A portion of Webster’s total uninsured deposits are estimated based on the same methodologies and assumptions used for regulatory reporting requirements.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	June 30, 2022
Portion of U.S. time deposits in excess of insurance limit	$128,388
Time deposits otherwise uninsured with a maturity of: (1)
3 months or less	$143,701
Over 3 months through 6 months	21,315
Over 6 months through 12 months	20,289
Over 12 months	7,656
(1)Includes $64.6 million of Eurodollar deposits, all of which are due within 3 months or less.
Additional information regarding period-end deposit balances and rates can be found within Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. Webster Bank's primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowed funds were $5.3 billion and $1.2 billion at June 30, 2022 and December 31, 2021, respectively, and represented 7.9% and 3.6% of total assets, respectively. The $4.1 billion increase is primarily attributed to increases of $2.5 billion, $1.2 billion, and $0.5 billion in FHLB advances, federal funds purchased, and long-term debt, respectively, partially offset by a $0.2 billion decrease in securities sold under agreements to repurchase.

Webster Bank had additional borrowing capacity from the FHLB of $3.2 billion and $5.1 billion at June 30, 2022 and December 31, 2021, respectively. The Bank also had additional borrowing capacity from the FRB of $1.1 billion and $1.5 billion at June 30, 2022 and December 31, 2021, respectively. Unpledged investment securities of $7.8 billion at June 30, 2022 could have been used for collateral on borrowings or to increase borrowing capacity by $6.6 billion with the FHLB or $7.5 billion with the FRB.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $0.5 billion and $0.7 billion at June 30, 2022 and December 31, 2021, respectively. The $0.2 billion decrease is primarily attributed to the utilization of borrowings for short-term funding needs.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. Federal funds purchased totaled $1.2 billion at June 30, 2022. There were no federal funds purchased at December 31, 2021.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $2.5 billion and $11.0 million at June 30, 2022 and December 31, 2021, respectively. The $2.5 billion increase is primarily attributed to short-term funding needs.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029 and floating-rate junior subordinated notes maturing in 2033. Long-term debt totaled $1.1 billion and $0.6 billion at June 30, 2022 and December 31, 2021, respectively. The $0.5 billion increase is primarily attributed to the subordinated notes assumed from Sterling in the merger.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended June 30,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$1,156,449	1.08%	$138,483	1.52%
Securities sold under agreements to repurchase	529,786	1.06	500,638	0.68
Federal funds purchased	534,518	0.93	—	—
Long-term debt	1,077,395	3.38	565,874	3.22
Total average borrowings	$3,298,148	1.79%	$1,204,995	1.93%

	Six months ended June 30,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$586,857	1.09%	$137,143	1.52%
Securities sold under agreements to repurchase	553,282	0.86	479,285	0.61
Federal funds purchased	268,735	0.93	32,337	0.08
Long-term debt	987,353	3.36	566,462	3.22
Total average borrowings	$2,396,227	1.93%	$1,215,227	1.87%
Additional information regarding period-end borrowings balances and rates can be found within Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for Webster Bank to maintain its membership and access to advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB capital stock of $105.9 million and $11.3 million at June 30, 2022 and December 31, 2021, respectively. The most recent FHLB quarterly cash dividend was paid on August 2, 2022 in an amount equal to an annual yield of 3.72%.
Webster Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. Webster Bank held FRB capital stock of $223.5 million and $60.5 million at June 30, 2022 and December 31, 2021, respectively. The most recent FRB semi-annual cash dividend was paid on June 30, 2022 in an amount equal to an annual yield of 3.03%.
Webster Bank changed its location for the purposes of Federal Reserve Regulation D from the Federal Reserve District of Boston to the Federal Reserve District of New York effective June 1, 2022.

Uses of Funds. Webster enters into various contractual obligations in the normal course of business that require future cash payments and could impact the Company's short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at June 30, 2022. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on Webster's current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	Less than one year	1-3 years	3-5 years	After 5 years	Total
Senior notes	$—	$150,000	$—	$336,134	$486,134
Subordinated notes	—	—	—	499,000	499,000
Junior subordinated debt	—	—	—	77,320	77,320
FHLB advances	2,500,080	194	—	10,536	2,510,810
Securities sold under agreements to repurchase	306,382	200,000	—	—	506,382
Federal funds purchased	1,237,400	—	—	—	1,237,400
Deposits with stated maturity dates	1,597,832	737,703	194,147	24,420	2,554,102
Operating lease liabilities	36,315	70,792	55,519	90,581	253,207
Total contractual obligations	$5,678,009	$1,158,689	$249,666	$1,037,991	$8,124,355
(1)Interest payments on borrowings have been excluded.
In addition, in the normal course of business, Webster offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, and commercial and standby letters of credit, which involve to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $10.8 billion at June 30, 2022 does not necessarily reflect future cash payments.
Webster also enters into commitments to invest in venture capital and private equity funds, as well as low income housing tax credit investments to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $360.4 million at June 30, 2022. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by Webster may not be called.
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
At June 30, 2022, Webster's condensed consolidated balance sheet reflects a liability for uncertain tax positions of $10.7 million and $2.8 million of accrued interest and penalties. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
Additional information regarding credit-related financial instruments, alternative investments, defined benefit pension and other postretirement benefit plans, and income taxes can be found within Note 18: Commitments and Contingencies, Note 11: Variable Interest Entities, Note 15: Retirement Benefit Plans, and the under the section captioned "Income Taxes", respectively, in the Notes to the Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements and Part I - Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, respectively.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short-term and long-term interest rate risks when determining management's strategy and action. To facilitate this, interest rate sensitivity is monitored on an ongoing basis by the ALCO. The primary goal of ALCO is to manage interest rate risk and to maximize net income and net economic value over time in changing interest rate environments. ALCO meets at least monthly to make decisions on the investment securities and funding portfolios based on the economic outlook, its interest rate expectations, the portfolio risk position, and other factors.
Four main tools are used for managing interest rate risk:
•the size, duration, and credit risk of the investment portfolio;
•the size and duration of the wholesale funding portfolio;
•interest rate contracts; and
•the pricing and structure of loans and deposits.
Management measures interest rate risk using simulation analysis to calculate Webster's earnings at risk and equity at risk. Essentially, interest rates are assumed to change up or down in a parallel fashion, and the net interest income results in each scenario are compared to a flat rate based scenario. The flat rate scenario holds the end of period yield curve constant over a twelve month forecasted horizon. At June 30, 2022 and December 31, 2021, the flat rate scenario assumed a federal funds rate of 1.75% and 0.25%, respectively. The federal funds rate target range was 1.50-1.75% at June 30, 2022 and 0-0.25% at December 31, 2021. Since interest rates have begun to rise, management has incorporated the down 100 basis point rate scenario back into its assessment of interest rate risk. As interest rates continue to rise, scenarios that include upward shifts of greater magnitude will also be incorporated.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on Webster's net interest income over a twelve month period starting at June 30, 2022 and December 31, 2021, as compared to actual net interest income and assuming no changes in interest rates:

	-200bp	-100bp	+100bp	+200bp
June 30, 2022	n/a	(4.5)%	4.1%	8.4%
December 31, 2021	n/a	n/a	4.9%	10.7%
Asset sensitivity in terms of net interest income decreased at June 30, 2022 as compared to December 31, 2021, primarily due to changes in the overall composition and size of the balance sheet on a combined basis post-merger and the relative size and duration of the securities portfolio. Loans at floors have decreased $3.3 billion from $4.5 billion at December 31, 2021 to $1.2 billion at June 30, 2022. While loans with floors, which are considered "in the money", have the impact of reducing overall asset sensitivity, as interest rates start to rise, these loans will move through their floors and begin to reprice accordingly.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on Webster's net interest income for the subsequent twelve month period starting at June 30, 2022 and December 31, 2021:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2022	(7.1)%	(3.5)%	2.8%	5.6%	(1.6)%	(0.8)%	0.8%	1.6%
December 31, 2021	n/a	n/a	3.2%	7.3%	(3.1)%	(1.4)%	1.3%	2.6%
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
Sensitivity to the short end and long end of the yield curve for net interest income decreased at June 30, 2022 as compared to December 31, 2021, primarily due to changes in the overall composition and size of the balance sheet on a combined basis post-merger, as well as the relative size and duration of the securities portfolio and slower forecasted prepayment speeds as a result of increases in the long end of the yield curve, which in turn, extends the duration for mortgage-backed securities and residential mortgage loans.

The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at June 30, 2022 and December 31, 2021:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 bp	+100 bp
June 30, 2022
Assets	$67,595,021	$64,100,699	$1,437,441	$(1,310,966)
Liabilities	59,597,233	53,030,727	2,938,171	(1,604,178)
Net	$7,997,788	$11,069,972	$(1,500,730)	$293,212
Net change as % base net economic value			(13.6)%	2.6%

December 31, 2021
Assets	$34,915,599	$34,515,422	n/a	$(801,524)
Liabilities	31,477,274	30,015,357	n/a	(988,401)
Net	$3,438,325	$4,500,065	n/a	$186,877
Net change as % base net economic value			n/a	4.2%
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
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At June 30, 2022 and December 31, 2021, Webster's duration gap was negative 1.7 years and negative 1.8 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than the duration of financial assets, and therefore, liabilities have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise, as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise, and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future. At June 30, 2022, long-term rates have risen by 151 basis points as compared to December 31, 2021. This higher starting point extends financial asset duration by decreasing residential mortgage loans and mortgage-backed securities prepayment speeds.
These earnings and economic values estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company's interest rate risk position at June 30, 2022 represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.
Additional information regarding Webster's asset/liability management process can be found under the section captioned "Asset/Liability Management and Market Risk" contained in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates
The preparation of Webster's Condensed Consolidated Financial Statements, and accompanying notes thereto, is based on the application of accounting policies, the most significant of which can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements, and in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Critical accounting policies are defined as those that are most important to the portrayal of the Company's financial condition and results of operations, and that require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and which could potentially result in materially different amounts using different assumptions or under different conditions.
Accounting estimates are necessary in the application of certain accounting policies and can be susceptible to significant change in the near term. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on Webster's financial condition or results of operations. Webster's most critical accounting policies and accounting estimates are those related to the ACL on loans and leases and business combinations. These critical accounting policies, including its underlying estimates, are discussed directly with the Audit Committee of the Board of Directors.
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
Business Combinations
The acquisition method of accounting generally requires that the identifiable assets acquired and liabilities assumed in business combinations are recorded at fair value as of the acquisition date. The determination of fair value often involves the use of internal or third-party valuation techniques, such as discounted cash flow analyses or appraisals. Particularly, the valuation techniques used to estimate the fair value of loans and leases and the core deposit intangible asset acquired in the Sterling merger include estimates related to discount rates, credit risk, and other relevant factors, which are inherently subjective. A description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed from the Sterling merger can be found within Note 2: Mergers and Acquisitions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$294,482	$137,385
Interest-bearing deposits	607,323	324,185
Investment securities available-for-sale, at fair value	8,638,358	4,234,854
Investment securities held-to-maturity, net of allowance for credit losses of $210 and $214	6,547,998	6,198,125
Federal Home Loan Bank and Federal Reserve Bank stock	329,424	71,836
Loans held for sale (valued under fair value option)	388	4,694
Loans and leases	45,646,743	22,271,729
Allowance for credit losses on loans and leases	(571,499)	(301,187)
Loans and leases, net	45,075,244	21,970,542
Deferred tax assets, net	269,790	109,405
Premises and equipment, net	449,578	204,557
Goodwill	2,513,771	538,373
Other intangible assets, net	215,780	17,869
Cash surrender value of life insurance policies	1,228,484	572,305
Accrued interest receivable and other assets	1,424,401	531,469
Total assets	$67,595,021	$34,915,599
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$13,576,152	$7,060,488
Interest-bearing	39,501,005	22,786,541
Total deposits	53,077,157	29,847,029
Securities sold under agreements to repurchase and other borrowings	1,743,782	674,896
Federal Home Loan Bank advances	2,510,810	10,997
Long-term debt	1,076,559	562,931
Accrued expenses and other liabilities	1,188,925	381,421
Total liabilities	59,597,233	31,477,274
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Series G issued and outstanding (135,000 shares)	138,942	—
Common stock, $0.01 par value; Authorized - 400,000,000 shares:
Issued (182,778,045 and 93,686,311 shares)	1,828	937
Paid-in capital	6,148,853	1,108,594
Retained earnings	2,383,638	2,333,288
Treasury stock, at cost (6,737,091 and 3,102,690 shares)	(339,178)	(126,951)
Accumulated other comprehensive (loss), net of tax	(481,332)	(22,580)
Total shareholders' equity	7,997,788	3,438,325
Total liabilities and shareholders' equity	$67,595,021	$34,915,599
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Interest Income:
Interest and fees on loans and leases	$431,538	$185,919	$777,814	$376,455
Taxable interest and dividends on investments	69,538	40,303	123,262	79,917
Non-taxable interest on investment securities	12,664	5,283	22,466	10,616
Loans held for sale	7	53	33	144
Total interest income	513,747	231,558	923,575	467,132
Interest Expense:
Deposits	12,459	5,094	19,858	11,533
Securities sold under agreements to repurchase and other borrowings	2,677	860	3,634	1,495
Federal Home Loan Bank advances	3,164	534	3,220	1,047
Long-term debt	8,787	4,218	15,955	8,441
Total interest expense	27,087	10,706	42,667	22,516
Net interest income	486,660	220,852	880,908	444,616
Provision (benefit) for credit losses	12,243	(21,500)	201,088	(47,250)
Net interest income after provision (benefit) for credit losses	474,417	242,352	679,820	491,866
Non-interest Income:
Deposit service fees	51,385	41,439	99,212	81,908
Loan and lease related fees	27,907	7,862	50,586	16,175
Wealth and investment services	11,244	10,087	21,841	19,490
Mortgage banking activities	102	1,319	530	3,961
Increase in cash surrender value of life insurance policies	8,244	3,603	14,976	7,136
Other income	22,051	8,392	37,823	20,789
Total non-interest income	120,933	72,702	224,968	149,459
Non-interest Expense:
Compensation and benefits	187,656	97,754	371,658	205,354
Occupancy	51,593	14,010	70,208	29,660
Technology and equipment	41,498	27,124	96,899	55,640
Intangible assets amortization	8,802	1,132	15,189	2,271
Marketing	3,441	3,227	6,950	5,731
Professional and outside services	15,332	21,025	69,423	30,801
Deposit insurance	6,748	3,749	11,970	7,705
Other expense	43,157	19,007	75,715	37,848
Total non-interest expense	358,227	187,028	718,012	375,010
Income before income taxes	237,123	128,026	186,776	266,315
Income tax expense	54,812	33,991	21,212	64,202
Net income	182,311	94,035	165,564	202,113
Preferred stock dividends	4,163	1,969	7,594	3,938
Net income available to common shareholders	$178,148	$92,066	$157,970	$198,175

Earnings per common share:
Basic	$1.00	$1.02	$0.97	$2.19
Diluted	1.00	1.01	0.97	2.19
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$182,311	$94,035	$165,564	$202,113
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(205,273)	(1,473)	(450,152)	(31,826)
Derivative instruments	(308)	(1,652)	(8,152)	(6,024)
Defined benefit pension and other postretirement benefit plans	(28)	741	(448)	1,484
Other comprehensive (loss), net of tax	(205,609)	(2,384)	(458,752)	(36,366)
Comprehensive (loss) income	$(23,298)	$91,651	$(293,188)	$165,747
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended June 30, 2022
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at March 31, 2022	$283,979	$1,828	$6,129,440	$2,276,875	$(239,264)	$(275,723)	$8,177,135
Net income	—	—	—	182,311	—	—	182,311
Other comprehensive (loss), net of tax	—	—	—	—	—	(205,609)	(205,609)
Common stock dividends and equivalents $0.40 per share	—	—	—	(71,386)	—	—	(71,386)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends $16.25 per share	—	—	—	(2,193)	—	—	(2,193)
Stock-based compensation	—	—	19,517		1,949	—	21,466
Exercise of stock options	—	—	(104)		190	—	86
Common shares acquired from stock compensation plan activity	—	—	—	—	(2,128)	—	(2,128)
Common stock repurchase program	—	—	—	—	(99,925)	—	(99,925)
Balance at June 30, 2022	$283,979	$1,828	$6,148,853	$2,383,638	$(339,178)	$(481,332)	$7,997,788

	At or for the three months ended June 30, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at March 31, 2021	$145,037	$937	$1,105,137	$2,147,436	$(133,893)	$8,274	$3,272,928
Net income	—	—	—	94,035	—	—	94,035
Other comprehensive (loss), net of tax	—	—	—	—	—	(2,384)	(2,384)
Common stock dividends and equivalents $0.40 per share	—	—	—	(36,342)	—	—	(36,342)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Stock-based compensation	—	—	(3,960)	—	7,428	—	3,468
Exercise of stock options	—	—	(51)	—	123	—	72
Common shares acquired from stock compensation plan activity	—	—	—	—	(103)	—	(103)
Balance at June 30, 2021	$145,037	$937	$1,101,126	$2,203,160	$(126,445)	$5,890	$3,329,705

	At or for the six months ended June 30, 2022
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2021	$145,037	$937	$1,108,594	$2,333,288	$(126,951)	$(22,580)	$3,438,325
Net income	—	—	—	165,564	—	—	165,564
Other comprehensive (loss), net of tax	—	—	—	—	—	(458,752)	(458,752)
Common stock dividends and equivalents $0.80 per share	—	—	—	(107,620)	—	—	(107,620)
Series F preferred stock dividends $656.25 per share	—	—	—	(3,938)	—	—	(3,938)
Series G preferred stock dividends $32.50 per share	—	—	—	(3,656)	—	—	(3,656)
Issued in business combination	138,942	891	5,040,291	—	—	—	5,180,124
Stock-based compensation	—	—	419	—	30,050	—	30,469
Exercise of stock options	—	—	(451)	—	948	—	497
Common shares acquired from stock compensation plan activity	—	—	—	—	(21,095)	—	(21,095)
Common stock repurchase program	—	—	—	—	(222,130)	—	(222,130)
Balance at June 30, 2022	$283,979	$1,828	$6,148,853	$2,383,638	$(339,178)	$(481,332)	$7,997,788

	At or for the six months ended June 30, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2020	$145,037	$937	$1,109,532	$2,077,522	$(140,659)	$42,256	$3,234,625
Net income	—	—	—	202,113	—	—	202,113
Other comprehensive (loss), net of tax	—	—	—	—	—	(36,366)	(36,366)
Common stock dividends and equivalents $0.80 per share	—	—	—	(72,537)	—	—	(72,537)
Series F preferred stock dividends $656.25 per share	—	—	—	(3,938)	—	—	(3,938)
Stock-based compensation	—	—	(3,311)	—	9,744	—	6,433
Exercise of stock options	—	—	(5,095)	—	8,481	—	3,386
Common shares acquired from stock compensation plan activity	—	—	—	—	(4,011)	—	(4,011)
Balance at June 30, 2021	$145,037	$937	$1,101,126	$2,203,160	$(126,445)	$5,890	$3,329,705
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2022	2021
Operating Activities:
Net income	$165,564	$202,113
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision (benefit) for credit losses	201,088	(47,250)
Deferred income tax (benefit) expense	(44,293)	16,012
Stock-based compensation expense	30,469	6,433
Depreciation and amortization of property and equipment and intangible assets	40,673	18,683
(Accretion) and amortization of net (premiums) discounts on earnings assets and borrowings	(25,429)	66,312
Amortization of low-income housing tax credit investments	26,449	1,992
Amortization of mortgage servicing assets	1,769	2,932
Reduction of right-of-use lease assets	39,865	1,336
Net (gain) on sale, net of write-downs, of foreclosed properties and repossessed assets	(418)	(141)
Net loss on sale, net of write-downs, of property and equipment	4,740	191
Originations of loans held for sale	(28,098)	(135,930)
Proceeds from sale of loans held for sale	32,833	147,735
Net (gain) on mortgage banking activities	(503)	(3,460)
Net (gain) on sale of loans not originated for sale	(3,173)	(718)
(Increase) in cash surrender value of life insurance policies	(14,976)	(7,136)
(Gain) from life insurance policies	(1,447)	(805)
Net decrease in derivative contract assets and liabilities	336,819	106,759
Net (increase) in accrued interest receivable and other assets	(57,705)	(95,884)
Net (decrease) increase in accrued expenses and other liabilities	(65,422)	34,057
Net cash provided by operating activities	638,805	313,231
Investing Activities:
Purchases of available-for-sale securities	(1,099,810)	(504,286)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	475,922	510,484
Purchases of held-to-maturity securities	(847,534)	(775,673)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	476,710	694,951
Net (increase) decrease in Federal Home Loan Bank and Federal Reserve Bank stock	(107,086)	720
Alternative investments (capital calls), net of distributions	(7,184)	(5,568)
Net (increase) decrease in loans	(2,815,067)	84,886
Proceeds from sale of loans not originated for sale	118,505	49,122
Proceeds from sale of foreclosed properties and repossessed assets	1,290	523
Proceeds from sale of property and equipment	—	2,413
Additions to property and equipment	(9,895)	(7,407)
Proceeds from life insurance policies	11,576	2,683
Net cash paid for acquisition of Bend	(54,407)	—
Net cash received in merger with Sterling	513,960	—
Net cash (used for) provided by investing activities	(3,343,020)	52,848
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2022	2021
Financing Activities:
Net (decrease) increase in deposits	(41,467)	1,510,573
Proceeds from Federal Home Loan Bank advances	5,150,000	180,470
Repayments of Federal Home Loan Bank advances	(2,650,187)	(175,190)
Net increase (decrease) in securities sold under agreements to repurchase and other borrowings	1,041,702	(488,231)
Dividends paid to common shareholders	(107,469)	(72,349)
Dividends paid to preferred shareholders	(5,401)	(3,938)
Exercise of stock options	497	3,386
Common stock repurchase program	(222,130)	—
Common shares acquired related to stock compensation plan activity	(21,095)	(4,011)
Net cash provided by financing activities	3,144,450	950,710
Net increase in cash and cash equivalents	440,235	1,316,789
Cash and cash equivalents at beginning of period	461,570	263,104
Cash and cash equivalents at end of period	$901,805	$1,579,893

Supplemental disclosure of cash flow information:
Interest paid	$49,544	$23,133
Income taxes paid	66,064	80,873
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$575	$829
Transfer of loans from portfolio to loans-held-for-sale	91,815	48,395
Merger with Sterling:
Tangible assets acquired	27,434,111	—
Goodwill and other intangible assets	2,149,532	—
Liabilities assumed	24,403,343	—
Common stock issued	5,041,182	—
Preferred stock exchanged	138,942	—
Acquisition of Bend:
Tangible assets acquired	16,597	—
Goodwill and other intangible assets	38,966	—
Liabilities assumed	290	—

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
Basis of Presentation
The unaudited condensed consolidated financial statements of Webster have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the condensed consolidated financial statements should be read in conjunction with Webster's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
Business Combinations
Business combinations are accounted for under the acquisition method, in which the identifiable assets acquired and liabilities assumed are generally measured and recognized at fair value as of the acquisition date, with the excess of the purchase price over the fair value of the net assets acquired recognized as goodwill. Items such as acquired ROU lease assets and operating lease liabilities as lessee, employee benefit plans, and income-tax related balances are recognized in accordance with other applicable GAAP, which may result in measurements that differ from fair value. Business combinations are included in the consolidated financial statements from the respective dates of acquisition. Historical reporting periods reflect only the results of legacy Webster operations. Merger-related costs are expensed in the period incurred and presented within the applicable non-interest expense category. Additional information regarding Webster's mergers and acquisitions can be found within Note 2: Mergers and Acquisitions.
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
PCD accounting is also applied to loans and leases previously charged-off by the acquiree if Webster has contractual rights to the cash flows at the acquisition date. Webster recognizes an additional allowance for credit loss for amounts previously charged-off by the acquiree with a corresponding increase to the amortized costs basis of the acquired asset. Balances deemed to be uncollectible are immediately charged-off in accordance with Webster’s charge-off policies, resulting in the establishment of the initial ACL for PCD loans and leases to be recorded net of these uncollectible balances.

Relevant Accounting Standards Issued But Not Yet Adopted
ASU No. 2022-02—Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the Financial Accounting Standards Board (FASB) issued ASU No. 2022-02, which eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. In addition, ASU No. 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6.
ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively, however, an entity has the option to apply a modified retrospective transition method related to the recognition and measurement of TDRs, which would result in a cumulative-effect adjustment to retained earnings in the period of adoption. Webster is currently evaluating the impact of adoption on the Company's consolidated financial statements and disclosures.
ASU No. 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU No. 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction, and require the following disclosures for equity securities subject to contractual sale restrictions: (i) the fair value of equity securities subject to contractual sale restrictions reflected on the balance sheet; (ii) the nature and remaining duration of the restriction(s); and (iii) the circumstances that could cause a lapse in the restriction(s).
ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. For all entities except investment companies, the amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. Webster is in the early assessment stages of evaluating the impact of adoption on the Company's consolidated financial statements and disclosures.

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
Series G Preferred Stock dividends are payable quarterly on the fifteenth day of each January, April, July, and October, if and when declared by the Board of Directors. Webster may redeem the Series G Preferred Stock at its option, in whole or in part, subject to the approval of Federal Reserve Board, on October 15, 2022, or any dividend payment date occurring thereafter, or in whole but not in part, upon the occurrence of a regulatory capital treatment event, at a redemption price equal to the liquidation preference plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
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
(1)The fair value of the replacement equity awards issued by Webster and included in the consideration transferred pertain to services performed prior to the merger effective date. The fair value attributed to services performed after the merger effective date will be recognized over the required service vesting period for each award and recorded as compensation and benefits expense on the consolidated statements of income. Webster recognized an incremental $11.0 million and $13.8 million of stock compensation expense related to the replacement equity awards during the three and six months ended June 30, 2022, respectively.
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

Webster considers its valuations of loans and leases, tax receivables and payables, and certain other assets and other liabilities to be preliminary, as management continues to identify and assess information regarding the nature of these assets acquired and liabilities assumed, including extended information gathering, management review procedures, and any new information that may arise as a result of integration activities. Accordingly, the amounts recorded for current and DTAs and liabilities are also considered preliminary, as Webster continues to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of the assets acquired and liabilities assumed. While the Company believes that the information available as of January 31, 2022, provides a reasonable basis for estimating fair value, it is possible that additional information may become available during the measurement period that would result in changes to the fair values presented. Any measurement period adjustments identified would be recognized in the corresponding reporting period.
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
In connection with the merger, Webster recorded $1.9 billion of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. Information regarding the allocation of goodwill to the Company's reportable segments, as well as the carrying amounts and amortization of the core deposit intangible and customer relationship intangible assets, can be found within Note 16: Segment Reporting and Note 6: Goodwill and Other Intangible Assets, respectively.

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
Loans and leases. The fair values for loans and leases were estimated using a discounted cash flow methodology that considered factors including the type of loan or lease and the related collateral, classification status, fixed or variable interest rate, remaining term, amortization status, and current discount rates. In addition, the PD, LGD, and prepayment assumptions that were derived based on loan and lease characteristics, historical loss experience, comparable market data, and current and forecasted economic conditions were used to estimate expected credit losses. Loans and leases generally were valued individually. The discount rates used for loans and leases were based on current market rates for new originations or comparable loans and leases and include adjustments for liquidity. The discount rate did not include credit losses as that was included as a reduction to the estimated cash flows.
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

Supplemental Pro Forma Financial Information (Unaudited)
The following table summarizes supplemental pro forma financial information giving effect to the merger as if it had been completed on January 1, 2021:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net interest income	$465,392	$440,538	$898,741	$904,528
Non-interest income	120,933	110,659	235,769	226,967
Net income	213,438	164,073	396,605	186,071
The supplemental pro forma financial information does not necessarily reflect the results of operations that would have occurred had Webster merged with Sterling on January 1, 2021. The supplemental pro forma financial information includes the impact of (i) accreting and amortizing the discounts and premiums associated with the estimated fair value adjustments to acquired loans and leases, investment securities, deposits, and long-term debt, (ii) the amortization of recognized intangible assets, (iii) the elimination of Sterling's historical accretion and amortization of discounts and premiums and deferred origination fees and costs on loans and leases, (iv) the elimination of Sterling's historical accretion and amortization of discounts and premiums on investment securities, and (v) the related estimated income tax effects. Costs savings and other business synergies related to the merger are not included in the supplemental pro forma financial information.
In addition, the supplemental pro forma financial information was adjusted for merger-related expenses, as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021 (6)	2022	2021 (6)
Compensation and benefits (1)	$24,117	$466	$65,702	$466
Occupancy (2)	30,999	—	31,355	—
Technology and equipment (3)	812	—	19,897	—
Professional and outside services (4)	3,824	16,287	48,281	16,287
Marketing	84	—	135	—
Other expense (5)	6,804	294	9,765	294
Total merger-related expenses	$66,640	$17,047	$175,135	$17,047
(1)Comprised primarily of severance and employee retention costs, and executive synergy stock awards.
(2)Comprised primarily of $23.1 million in ROU asset impairment charges and a combined $7.7 million in related exit costs and accelerated depreciation on property and equipment related to Webster’s corporate real estate consolidation strategy, which was developed and launched in the second quarter of 2022. Under the consolidation plan, Webster has arranged to close 14 locations in order to reduce the Company's corporate real estate facility square footage by approximately 45% by the end of the year. ROU asset impairment charges were calculated as the difference between the estimated fair value of the assets determined using a discounted cash flow technique, relative to their book value.
(3)Comprised primarily of technology contract termination fees.
(4)Comprised primarily of advisory, legal, accounting, and other professional fees.
(5)Comprised primarily of disposals on property and equipment, transfer tax, and other miscellaneous expenses.
(6)Webster did not incur any merger-related expenses during the three-months ended March 31, 2021. Therefore, amounts recognized as merger-related expenses for the three and six months ended June 30, 2021 are equal.
Webster's operating results for the three and six months ended June 30, 2022 includes the operating results of acquired assets and assumed liabilities of Sterling subsequent to the merger on January 31, 2022. Due to the various conversions of Sterling systems during the three and six months ended June 30, 2022, as well as other streamlining and integration of operating activities into those of the Company, historical reporting for the former Sterling operations after January 31, 2022 is impracticable, and thus disclosures of Sterling's revenue and earnings since the merger effective date that are included in the condensed consolidated statements of income for the reporting period is impracticable.
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

Note 3: Investment Securities
Available-for-Sale
The following table summarizes the amortized cost and fair value of available-for-sale debt securities by major type:

	At June 30, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
U.S. Treasury notes	$754,860	$—	$(28,376)	$726,484
Government agency debentures	311,972	5	(20,774)	291,203
Municipal bonds and notes	1,924,630	9	(94,009)	1,830,630
Agency CMO	73,730	20	(2,503)	71,247
Agency MBS	2,622,211	125	(201,003)	2,421,333
Agency CMBS	1,732,222	—	(170,717)	1,561,505
CMBS	956,078	—	(26,975)	929,103
CLO	10,185	—	(38)	10,147
Corporate debt	799,866	—	(63,346)	736,520
Private label MBS	49,875	—	(1,572)	48,303
Other	12,515	—	(632)	11,883
Available-for-sale debt securities	$9,248,144	$159	$(609,945)	$8,638,358

	At December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
U.S. Treasury notes	$398,664	$—	$(1,698)	$396,966
Agency CMO	88,109	2,326	(51)	90,384
Agency MBS	1,568,293	36,130	(11,020)	1,593,403
Agency CMBS	1,248,548	2,537	(18,544)	1,232,541
CMBS	887,640	506	(1,883)	886,263
CLO	21,860	—	(13)	21,847
Corporate debt	14,583	—	(1,133)	13,450
Available-for-sale debt securities	$4,227,697	$41,499	$(34,342)	$4,234,854
(1)Fair value represents net carrying value. No ACL has been recorded on available-for-sale debt securities at June 30, 2022 and December 31, 2021, as the securities held are high credit quality and investment grade.
The increase of $4.4 billion in available-for-sale debt securities from December 31, 2021 to June 30, 2022, is primarily attributed to $4.4 billion of investment securities acquired from Sterling in the merger, all of which were classified as available-for-sale based on Webster's intent at closing. Accrued interest receivable of $38.9 million and $7.5 million at June 30, 2022 and December 31, 2021, respectively, is excluded from amortized cost and is reported within accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.

Unrealized Losses
The following table summarizes the gross unrealized losses and fair value of available-for-sale debt securities by length of time each major security type has been in a continuous unrealized loss position:

	At June 30, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$726,484	$(28,376)	$—	$—	23	$726,484	$(28,376)
Government agency debentures	276,348	(20,774)	—	—	19	276,348	(20,774)
Municipal bonds and notes	1,818,328	(94,009)	—	—	483	1,818,328	(94,009)
Agency CMO	64,760	(2,496)	1,187	(7)	33	65,947	(2,503)
Agency MBS	2,254,680	(173,815)	157,559	(27,188)	451	2,412,239	(201,003)
Agency CMBS	1,232,473	(125,931)	329,032	(44,786)	133	1,561,505	(170,717)
CMBS	741,574	(21,775)	187,529	(5,200)	53	929,103	(26,975)
CLO	—	—	10,147	(38)	1	10,147	(38)
Corporate debt	728,159	(61,396)	8,360	(1,950)	106	736,519	(63,346)
Private label MBS	48,303	(1,572)	—	—	3	48,303	(1,572)
Other	11,883	(632)	—	—	4	11,883	(632)
Available-for-sale debt securities in unrealized loss position	$7,902,992	$(530,776)	$693,814	$(79,169)	1,309	$8,596,806	$(609,945)

	At December 31, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	# of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$396,966	$(1,698)	$—	$—	8	$396,966	$(1,698)
Agency CMO	7,895	(51)	—	—	2	7,895	(51)
Agency MBS	506,602	(7,354)	110,687	(3,666)	70	617,289	(11,020)
Agency CMBS	632,213	(6,163)	335,480	(12,381)	28	967,693	(18,544)
CMBS	724,762	(1,744)	81,253	(139)	50	806,015	(1,883)
CLO	—	—	21,848	(13)	1	21,848	(13)
Corporate debt	4,203	(76)	9,247	(1,057)	3	13,450	(1,133)
Available-for-sale debt securities in unrealized loss position	$2,272,641	$(17,086)	$558,515	$(17,256)	162	$2,831,156	$(34,342)
Webster assesses each available-for-sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. The increase in unrealized losses from December 31, 2021 to June 30, 2022 is primarily due to increased portfolio size from the merger with Sterling, and higher market rates. Market prices will approach par as the securities approach maturity.
At June 30, 2022, Webster had the intent to hold available-for-sale debt securities with unrealized losses through the anticipated recovery period, and it was more-likely-than-not that the Company would not have to sell these securities before recovery of their amortized cost basis. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the securities' entire amortized cost basis. Accordingly, no available-for-sale debt securities were in non-accrual status and there was no ACL recorded at both June 30, 2022 and December 31, 2021.
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity:

	At June 30, 2022
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$34,632	$34,446
Due after one year through five years	1,489,470	1,433,060
Due after five through ten years	1,489,030	1,405,210
Due after ten years	6,235,012	5,765,642
Total available-for-sale debt securities	$9,248,144	$8,638,358

Available-for-sale debt securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.
Sales of Available-for Sale Debt Securities
There were no sales of available-for-sale debt securities during the three and six months ended June 30, 2022, nor during the six and months ended June 30, 2021.
Other Information
The following table summarizes available-for-sale debt securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At June 30, 2022	At December 31, 2021
Available-for-sale debt securities pledged for deposits, at fair value	$3,523,591	$855,323
Available-for-sale debt securities pledged for borrowings and other, at fair value	783,370	924,841
Total available-for-sale debt securities pledged	$4,306,961	$1,780,164
At June 30, 2022, Webster had callable available-for-sale debt securities with an aggregate carrying value of $3.2 billion.
Held-to-Maturity
The following table summarizes the amortized cost, fair value, and ACL on held-to-maturity debt securities by major type:

	At June 30, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$32,469	$27	$(1,095)	$31,401	$—	$32,469
Agency MBS	2,795,607	2,801	(235,217)	2,563,191	—	2,795,607
Agency CMBS	2,677,183	434	(264,433)	2,413,184	—	2,677,183
Municipal bonds and notes	879,433	2,698	(36,734)	845,397	210	879,223
CMBS	163,516	1	(7,841)	155,676	—	163,516
Held-to-maturity debt securities	$6,548,208	$5,961	$(545,320)	$6,008,849	$210	$6,547,998

	At December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$42,405	$655	$(25)	$43,035	$—	$42,405
Agency MBS	2,901,593	71,444	(11,788)	2,961,249	—	2,901,593
Agency CMBS	2,378,475	11,202	(43,844)	2,345,833	—	2,378,475
Municipal bonds and notes	705,918	51,572	—	757,490	214	705,704
CMBS	169,948	3,381	—	173,329	—	169,948
Held-to-maturity debt securities	$6,198,339	$138,254	$(55,657)	$6,280,936	$214	$6,198,125
Accrued interest receivable of $22.0 million and $21.2 million at June 30, 2022 and December 31, 2021, respectively, is excluded from amortized cost and is reported in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
An ACL on held-to-maturity debt securities is recorded for certain municipal bonds and notes to account for expected lifetime credit losses. Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed and therefore, assumed to be zero loss. Held-to-maturity debt securities with gross unrealized losses and no ACL are considered to be of high credit quality, and therefore, zero credit loss is recorded as of June 30, 2022. The current period unrealized loss position of certain Agency CMBS is primarily attributed to the changing interest rate environment.
The following table summarizes the activity in the ACL on held-to-maturity debt securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Balance, beginning of period	$204	$308	$214	$299
(Benefit) provision for credit losses	6	74	(4)	83
Balance, end of period	$210	$382	$210	$382

Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity debt securities by contractual maturity:

	At June 30, 2022
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,404	$4,426
Due after one year through five years	52,822	54,317
Due after five years through ten years	325,186	316,818
Due after ten years	6,165,796	5,633,288
Total held-to-maturity debt securities	$6,548,208	$6,008,849
Held-to-maturity debt securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.
Credit Quality Information
The Company monitors the credit quality of held-to-maturity debt securities through credit ratings provided by Standard & Poor's Rating Services (S&P), Moody's Investor Services (Moody's), Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a debt security, and are updated at each quarter end. Investment grade debt securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, debt securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade debt securities. There were no speculative grade held-to-maturity debt securities at June 30, 2022 and December 31, 2021. Held-to-maturity debt securities that are not rated are collateralized with U.S. Treasury obligations.
The following table summarizes the amortized cost basis of held-to-maturity debt securities based on their lowest publicly available credit rating:

	June 30, 2022
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMO	$—	$32,469	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,795,607	—	—	—	—	—	—	—
Agency CMBS	—	2,677,183	—	—	—	—	—	—	—
Municipal bonds and notes	202,273	132,273	202,666	199,903	101,058	27,691	—	—	13,569
CMBS	163,516	—	—	—	—	—	—	—	—
Held-to-maturity debt securities	$365,789	$5,637,532	$202,666	$199,903	$101,058	$27,691	$—	$—	$13,569

	December 31, 2021
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMO	$—	$42,405	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,901,593	—	—	—	—	—	—	—
Agency CMBS	—	2,378,475	—	—	—	—	—	—	—
Municipal bonds and notes	207,426	119,804	227,106	104,232	35,878	8,260	—	95	3,117
CMBS	169,948	—	—	—	—	—	—	—	—
Held-to-maturity debt securities	$377,374	$5,442,277	$227,106	$104,232	$35,878	$8,260	$—	$95	$3,117
At June 30, 2022 and December 31, 2021, there were no held-to-maturity debt securities past due under the terms of their agreements or in non-accrual status.
Other Information
The following table summarizes held-to-maturity debt securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At June 30, 2022	At December 31, 2021
Held-to-maturity debt securities pledged for deposits, at amortized cost	$1,646,707	$1,834,117
Held-to-maturity debt securities pledged for borrowing and other, at amortized cost	753,593	1,243,139
Total held-to-maturity debt securities pledged	$2,400,300	$3,077,256
At June 30, 2022, Webster had callable held-to-maturity debt securities with an aggregate carrying value of $0.9 billion.

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	At June 30, 2022	At December 31, 2021
Commercial non-mortgage	$13,935,450	$6,882,480
Asset-based	1,892,278	1,067,248
Commercial real estate	12,365,451	5,463,321
Multi-family	5,776,219	1,139,859
Equipment financing	1,778,326	627,058
Warehouse lending	914,541	—
Commercial portfolio	36,662,265	15,179,966
Residential	7,223,728	5,412,905
Home equity	1,681,610	1,593,559
Other consumer	79,140	85,299
Consumer portfolio	8,984,478	7,091,763
Loans and leases	$45,646,743	$22,271,729
The increase of $23.4 billion in loans and leases from December 31, 2021 to June 30, 2022 is primarily attributed to the $20.5 billion of gross loans and leases acquired from Sterling in the merger, which included a $317.6 million purchase discount. The carrying amount of loans and leases at June 30, 2022 and December 31, 2021 includes net unamortized (discounts)/premiums and net unamortized deferred (costs)/fees totaling $(103.7) million and $12.3 million, respectively. Accrued interest receivable of $140.2 million and $50.7 million at June 30, 2022 and December 31, 2021, respectively, is excluded from the carrying amount of loans and leases and is reported within accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. At June 30, 2022, Webster had pledged $8.3 billion of eligible loans as collateral to support borrowing capacity at the FHLB.
Non-Accrual and Past Due Loans and Leases
The following table summarizes the aging of accrual and non-accrual loans and leases by class:

	At June 30, 2022
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$4,494	$720	$8	$91,672	$96,894	$13,838,556	$13,935,450
Asset-based	—	—	—	25,840	25,840	1,866,438	1,892,278
Commercial real estate	546	11,021	—	44,461	56,028	12,309,423	12,365,451
Multi-family	231	12,380	—	354	12,965	5,763,254	5,776,219
Equipment financing	137	633	—	14,995	15,765	1,762,561	1,778,326
Warehouse lending	—	—	—	—	—	914,541	914,541
Commercial portfolio	5,408	24,754	8	177,322	207,492	36,454,773	36,662,265
Residential	6,998	3,606	—	26,490	37,094	7,186,634	7,223,728
Home equity	3,972	1,266	—	32,061	37,299	1,644,311	1,681,610
Other consumer	3,876	156	—	125	4,157	74,983	79,140
Consumer portfolio	14,846	5,028	—	58,676	78,550	8,905,928	8,984,478
Total	$20,254	$29,782	$8	$235,998	$286,042	$45,360,701	$45,646,743

	At December 31, 2021
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$3,729	$4,524	$1,977	$59,607	$69,837	$6,812,643	$6,882,480
Asset-based	—	—	—	2,086	2,086	1,065,162	1,067,248
Commercial real estate	508	417	519	5,046	6,490	5,456,831	5,463,321
Multi-family	—	—	—	—	—	1,139,859	1,139,859
Equipment financing	1,034	—	—	3,728	4,762	622,296	627,058
Commercial portfolio	5,271	4,941	2,496	70,467	83,175	15,096,791	15,179,966
Residential	3,212	368	—	15,747	19,327	5,393,578	5,412,905
Home equity	3,467	1,600	—	23,489	28,556	1,565,003	1,593,559
Other consumer	379	181	—	224	784	84,515	85,299
Consumer portfolio	7,058	2,149	—	39,460	48,667	7,043,096	7,091,763
Total	$12,329	$7,090	$2,496	$109,927	$131,842	$22,139,887	$22,271,729
The following table provides additional information on non-accrual loans and leases:

	At June 30, 2022		At December 31, 2021
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$91,672	$22,438	$59,607	$4,802
Asset-based	25,840	1,933	2,086	2,086
Commercial real estate	44,461	4,133	5,046	4,310
Multi-family	354	285	—	—
Equipment financing	14,995	2,304	3,728	—
Commercial portfolio	177,322	31,093	70,467	11,198
Residential	26,490	11,660	15,747	10,584
Home equity	32,061	17,137	23,489	18,920
Other consumer	125	2	224	2
Consumer portfolio	58,676	28,799	39,460	29,506
Total	$235,998	$59,892	$109,927	$40,704
Interest on non-accrual loans and leases that would have been recognized as additional interest income had the loans and leases been current in accordance with their original terms totaled $5.2 million and $2.9 million for the three months ended June 30, 2022 and 2021, respectively, and $8.6 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	At or for the three months ended June 30,
	2022			2021
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$510,696	$58,675	$569,371	$283,906	$44,445	$328,351
Provision (benefit)	12,041	(313)	11,728	(21,077)	(497)	(21,574)
Charge-offs	(18,757)	(896)	(19,653)	(594)	(2,808)	(3,402)
Recoveries	7,765	2,288	10,053	836	3,734	4,570
Balance, end of period	$511,745	$59,754	$571,499	$263,071	$44,874	$307,945

	At or for the six months ended June 30,
	2022			2021
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$257,877	$43,310	$301,187	$312,244	$47,187	$359,431
Initial allowance for PCD loans and leases (1)	78,376	9,669	88,045	—	—	—
Provision (benefit)	196,368	4,428	200,796	(44,730)	(2,603)	(47,333)
Charge-offs	(30,005)	(2,016)	(32,021)	(6,915)	(5,782)	(12,697)
Recoveries	9,129	4,363	13,492	2,472	6,072	8,544
Balance, end of period	$511,745	$59,754	$571,499	$263,071	$44,874	$307,945
Individually evaluated for impairment	38,847	4,450	43,297	11,537	4,560	16,097
Collectively evaluated for impairment	$472,898	$55,304	$528,202	$251,534	$40,314	$291,848
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

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At June 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$2,783,533	$2,377,368	$1,255,766	$1,047,819	$771,853	$951,184	$4,324,838	$13,512,361
Special mention	14,564	48,990	12,726	22,577	981	15,070	28,107	143,015
Substandard	19,113	4,127	88,531	38,579	59,418	23,359	43,228	276,355
Doubtful	—	—	—	—	—	—	3,719	3,719
Commercial non-mortgage	2,817,210	2,430,485	1,357,023	1,108,975	832,252	989,613	4,399,892	13,935,450
Asset-based:
Pass	—	—	4,239	10,292	1,135	32,105	1,711,416	1,759,187
Special mention	—	—	—	—	—	—	16,905	16,905
Substandard	—	1,335	10,296	—	—	—	104,555	116,186
Asset-based	—	1,335	14,535	10,292	1,135	32,105	1,832,876	1,892,278
Commercial real estate:
Pass	1,505,254	2,323,635	1,839,428	1,950,358	1,234,799	2,957,244	73,024	11,883,742
Special mention	63,057	—	33,736	46,305	73,722	67,057	—	283,877
Substandard	—	1,502	11,956	29,264	40,396	114,714	—	197,832
Commercial real estate	1,568,311	2,325,137	1,885,120	2,025,927	1,348,917	3,139,015	73,024	12,365,451
Multi-family:
Pass	783,584	1,147,014	519,451	693,701	533,588	1,925,280	48,650	5,651,268
Special mention	—	—	—	96	40,703	27,263	9,690	77,752
Substandard	—	—	391	13,299	6,872	25,448	1,189	47,199
Multi-family	783,584	1,147,014	519,842	707,096	581,163	1,977,991	59,529	5,776,219
Equipment financing:
Pass	176,328	419,545	418,902	407,760	144,014	148,275	—	1,714,824
Special mention	—	211	810	3,889	10,329	4,571	—	19,810
Substandard	564	6,199	17,626	6,492	4,626	8,185	—	43,692
Equipment financing	176,892	425,955	437,338	418,141	158,969	161,031	—	1,778,326
Warehouse lending:
Pass	—	—	—	—	—	—	914,541	914,541
Warehouse lending	—	—	—	—	—	—	914,541	914,541
Commercial portfolio	$5,345,997	$6,329,926	$4,213,858	$4,270,431	$2,922,436	$6,299,755	$7,279,862	$36,662,265

	At December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$2,270,320	$1,179,620	$757,343	$581,633	$292,637	$275,789	$1,182,562	$6,539,904
Special mention	14,216	22,892	37,877	15,575	9,721	15,399	27,808	143,488
Substandard	3,660	46,887	30,437	69,963	5,255	19,483	23,403	199,088
Commercial non-mortgage	2,288,196	1,249,399	825,657	667,171	307,613	310,671	1,233,773	6,882,480
Asset-based:
Pass	7,609	19,141	12,810	13,456	6,113	25,850	920,496	1,005,475
Special mention	—	—	—	675	—	—	59,012	59,687
Substandard	—	—	2,086	—	—	—	—	2,086
Asset-based	7,609	19,141	14,896	14,131	6,113	25,850	979,508	1,067,248
Commercial real estate:
Pass	1,152,431	733,220	1,146,149	594,180	384,664	1,136,384	55,044	5,202,072
Special mention	95	3,084	—	84,475	51,536	79,096	—	218,286
Substandard	—	82	227	373	13,874	28,407	—	42,963
Commercial real estate	1,152,526	736,386	1,146,376	679,028	450,074	1,243,887	55,044	5,463,321
Multi-family:
Pass	222,875	135,924	185,087	322,688	17,054	203,558	566	1,087,752
Special mention	—	—	—	35,201	—	—	—	35,201
Substandard	—	400	—	6,933	—	9,573	—	16,906
Multi-family	222,875	136,324	185,087	364,822	17,054	213,131	566	1,139,859
Equipment financing:
Pass	231,762	188,031	93,547	41,276	14,864	32,588	—	602,068
Special mention	—	108	2,229	3,341	—	600	—	6,278
Substandard	—	8,388	4,756	2,612	332	2,624	—	18,712
Equipment financing	231,762	196,527	100,532	47,229	15,196	35,812	—	627,058
Commercial portfolio	$3,902,968	$2,337,777	$2,272,548	$1,772,381	$796,050	$1,829,351	$2,268,891	$15,179,966
To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk and a higher FICO score is indicative of lower credit risk. FICO scores are updated at least on a quarterly basis.

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At June 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$164,672	$837,754	$443,548	$162,252	$31,583	$956,038	$—	$2,595,847
740-799	543,948	1,115,053	362,292	131,927	43,086	871,037	—	3,067,343
670-739	180,392	360,598	111,903	60,984	18,295	454,271	—	1,186,443
580-669	14,711	36,678	18,426	7,379	5,496	166,899	—	249,589
579 and below	12,051	1,609	2,463	45,707	722	61,954	—	124,506
Residential	915,774	2,351,692	938,632	408,249	99,182	2,510,199	—	7,223,728
Home equity:
800+	16,548	36,338	28,476	9,258	13,236	56,108	477,736	637,700
740-799	15,217	38,181	19,301	7,482	10,935	41,745	442,455	575,316
670-739	9,187	18,704	7,887	5,063	7,230	34,952	249,804	332,827
580-669	1,903	1,922	1,481	1,083	1,435	14,767	81,025	103,616
579 and below	109	394	670	552	614	5,385	24,427	32,151
Home equity	42,964	95,539	57,815	23,438	33,450	152,957	1,275,447	1,681,610
Other consumer:
800+	167	2,083	979	1,503	563	137	18,546	23,978
740-799	471	1,122	3,217	4,476	1,731	536	16,891	28,444
670-739	503	790	4,391	6,957	2,226	289	4,468	19,624
580-669	93	287	640	1,665	365	244	1,992	5,286
579 and below	64	79	48	149	100	39	1,329	1,808
Other consumer	1,298	4,361	9,275	14,750	4,985	1,245	43,226	79,140
Consumer portfolio	$960,036	$2,451,592	$1,005,722	$446,437	$137,617	$2,664,401	$1,318,673	$8,984,478

	At December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$590,238	$428,118	$161,664	$35,502	$105,198	$735,517	$—	$2,056,237
740-799	1,083,608	421,380	154,960	32,172	95,662	456,722	—	2,244,504
670-739	374,460	135,146	73,499	25,099	34,550	227,863	—	870,617
580-669	38,644	13,782	9,348	3,056	9,000	71,811	—	145,641
579 and below	9,478	1,051	49,252	390	2,519	33,216	—	95,906
Residential	2,096,428	999,477	448,723	96,219	246,929	1,525,129	—	5,412,905
Home equity:
800+	35,678	30,157	9,591	16,347	11,068	58,189	463,334	624,364
740-799	42,430	22,030	9,413	13,317	7,711	33,777	409,518	538,196
670-739	17,493	9,162	5,889	8,220	5,802	31,160	233,744	311,470
580-669	1,773	1,397	1,298	1,066	1,329	15,042	66,361	88,266
579 and below	380	446	725	1,060	434	5,666	22,552	31,263
Home equity	97,754	63,192	26,916	40,010	26,344	143,834	1,195,509	1,593,559
Other consumer:
800+	463	1,343	2,398	916	231	118	10,160	15,629
740-799	2,588	5,408	8,303	2,985	379	77	9,528	29,268
670-739	1,061	7,034	13,602	3,859	607	412	5,644	32,219
580-669	256	1,083	2,550	735	216	211	1,267	6,318
579 and below	147	87	215	159	40	21	1,196	1,865
Other consumer	4,515	14,955	27,068	8,654	1,473	839	27,795	85,299
Consumer portfolio	$2,198,697	$1,077,624	$502,707	$144,883	$274,746	$1,669,802	$1,223,304	$7,091,763

Collateral Dependent Loans and Leases
A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected to be provided through the operation or sale of collateral. At June 30, 2022 and December 31, 2021, the carrying amount of collateral dependent commercial loans and leases totaled $52.2 million and $16.6 million, respectively, and the carrying amount of collateral dependent consumer loans totaled $17.4 million and $34.9 million, respectively. Commercial non-mortgage, asset-based, and equipment financing loans and leases are generally secured by machinery and equipment, inventory, receivables, or other non-real estate assets, whereas commercial real estate, multi-family, warehouse lending, residential, home equity, and other consumer loans are secured by real estate. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At June 30, 2022 and December 31, 2021, the collateral value associated with collateral dependent loans and leases totaled $115.3 million and $86.0 million, respectively.
Troubled Debt Restructurings
The following table summarizes information related to TDRs:

(In thousands)	At June 30, 2022	At December 31, 2021
Accrual status	$100,080	$110,625
Non-accrual status	58,093	52,719
Total TDRs	$158,173	$163,344

Additional funds committed to borrowers in TDR status	$906	$5,975
Specific reserves for TDRs included in the ACL on loans and leases:
Commercial portfolio	$7,138	$9,017
Consumer portfolio	3,908	3,745
The respective portions of commercial and consumer TDRs deemed to be uncollectible and charged off were $1.0 million and $0.1 million during the three months ended June 30, 2022, and $0.3 million and zero during the three months ended June 30, 2021. The respective portions of commercial and consumer TDRs deemed to be uncollectible and charged off were $10.0 million and $0.1 million during the six months ended June 30, 2022, and $1.9 million and $0.3 million during the six months ended June 30, 2021.

The following table summarizes loans and leases modified as TDRs by class and modification type:

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
Commercial non-mortgage
Extended maturity	—	$—	1	$50	2	$97	7	$557
Maturity/rate combined	3	351	5	173	5	443	6	210
Other (2)	1	22,964	1	1	1	22,964	3	114
Commercial real estate
Extended maturity	—	—	—	—	—	—	1	183
Equipment financing
Other (2)	1	1,157	—	—	1	1,157	—	—
Residential
Extended maturity	1	893	—	—	1	893	1	99
Maturity/rate combined	—	—	2	401	—	—	2	401
Other (2)	2	308	—	—	6	2,762	2	233
Home equity
Extended maturity	—	—	—	—	—	—	1	28
Adjusted interest rate	1	74	—	—	1	74	—	—
Maturity/rate combined	7	680	1	14	11	724	6	1,025
Other (2)	9	399	7	535	24	1,333	14	968
Total TDRs	25	$26,826	17	$1,174	52	$30,447	43	$3,818
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs due to restructurings was not significant.
(2)Other includes covenant modifications, forbearance, discharges under Chapter 7 bankruptcy, or other concessions.
For the three and six months ended June 30, 2022 and 2021, there were no significant loans and leases modified as TDRs within the previous 12 months and for which there was a payment default.

Note 5: Transfers and Servicing of Financial Assets
Webster originates and sells residential mortgage loans in the normal course of business, primarily to government-sponsored entities through established programs and securitizations. Residential mortgage origination fees, adjustments for changes in fair value, and any gain or loss recognized on residential mortgage loans sold are included in mortgage banking activities on the accompanying Condensed Consolidated Statements of Income.
The following table summarizes information related to mortgage banking activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Net gain on sale	$106	$1,351	$503	$3,460
Origination fees	37	377	172	918
Fair value adjustment	(41)	(409)	(145)	(417)
Mortgage banking activities	$102	$1,319	$530	$3,961

Proceeds from sale	$6,080	$68,427	$32,833	$147,735
Loans sold with servicing rights retained	4,954	66,087	30,317	141,778
Under certain circumstances, Webster may decide to sell loans that were not originated with the intent to sell. During the three months ended June 30, 2022 and 2021, Webster sold commercial loans not originated for sale for proceeds of $67.4 million and $32.3 million, respectively, which resulted in net gains on sale of $1.4 million and $0.5 million, respectively. During the six months ended June 30, 2022 and 2021, Webster sold commercial loans not originated for sale for proceeds of $118.5 million and $49.1 million, respectively, which resulted in net gains on sale of $3.2 million and $0.7 million, respectively.
In addition, Webster may retain servicing rights on its residential mortgage loans sold in the normal course of business. At June 30, 2022 and December 31, 2021, the aggregate principal balance of residential mortgage loans serviced for others totaled $2.1 billion and $2.0 billion, respectively. Mortgage servicing assets are held at the lower of cost, net of accumulated amortization, or fair market value, and are included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. Webster assesses mortgage servicing assets for impairment each quarter and establishes or adjusts the valuation allowance to the extent that amortized cost exceeds the estimated fair market value.
The following table presents the change in the carrying amount for mortgage servicing assets:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$9,735	$12,327	$9,237	$13,422
Additions (1)	56	616	1,124	1,202
Amortization	(1,199)	(1,442)	(1,769)	(2,932)
Adjustment to valuation allowance	—	—	—	(191)
Ending balance	$8,592	$11,501	$8,592	$11,501
(1)In connection with the Sterling merger, Webster acquired $0.9 million of mortgage servicing assets on January 31, 2022.
Loan servicing fees, net of mortgage servicing rights amortization, were $0.5 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively, and are included in loan and lease related fees on the accompanying Condensed Consolidated Statements of Income. Information regarding the fair value of loans held for sale and mortgage servicing assets can be found within Note 14: Fair Value Measurements.

Note 6: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	At June 30, 2022	At December 31, 2021
Balance, beginning of period	$538,373	$538,373
Sterling merger	1,939,432	—
Bend acquisition	35,966	—
Balance, end of period	$2,513,771	$538,373
Information regarding goodwill by reportable segment can be found within Note 16: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	At June 30, 2022			At December 31, 2021
(In thousands)	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$145,725	$27,185	$118,540	$26,625	$18,516	$8,109
Customer relationships	115,000	17,760	97,240	21,000	11,240	9,760
Total other intangible assets	$260,725	$44,945	$215,780	$47,625	$29,756	$17,869
(1)In connection with the Sterling merger and Bend acquisition, Webster recorded a $119.1 million core deposit intangible and $94.0 million of customer relationship intangibles, all of which are being amortized on an accelerated basis over a period of 10 years.
The remaining estimated aggregate future amortization expense for other intangible assets as of June 30, 2022 is as follows:

(In thousands)	Amortization Expense
Remainder of 2022	$16,741
2023	30,315
2024	24,442
2025	21,455
2026	21,455
Thereafter	101,372

Note 7: Deposits
The following table summarizes deposits by type:

(In thousands)	At June 30, 2022	At December 31, 2021
Non-interest-bearing:
Demand	$13,576,152	$7,060,488
Interest-bearing:
Health savings accounts	7,777,786	7,397,582
Checking	9,547,749	4,182,497
Money market	10,884,656	3,718,953
Savings	8,736,712	5,689,739
Time deposits	2,554,102	1,797,770
Total interest-bearing	$39,501,005	$22,786,541
Total deposits	$53,077,157	$29,847,029

Time deposits, money market, and interest-bearing checking obtained through brokers	$126,444	$120,392
Aggregate amount of time deposit accounts that exceeded the FDIC limit	322,888	256,522
Demand deposit overdrafts reclassified as loan balances	8,376	1,577
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	At June 30, 2022
Remainder of 2022	$1,597,832
2023	600,936
2024	136,767
2025	133,719
2026	60,428
Thereafter	24,420
Total time deposits	$2,554,102

Note 8: Borrowings
The following table summarizes securities sold under agreements to repurchase:

	At June 30, 2022		At December 31, 2021
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$306,382	0.11%	$474,896	0.11%
Original maturity of greater than one year, non-callable	200,000	2.98	200,000	1.32
Total securities sold under agreements to repurchase (1)	506,382	1.24	674,896	0.47
Federal funds purchased	1,237,400	1.64	—	—
Securities sold under agreements to repurchase and other borrowings	$1,743,782	1.52	$674,896	0.47
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

The following table summarizes information for FHLB advances:

	At June 30, 2022		At December 31, 2021
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$2,500,080	1.60%	$90	—%
After 1 but within 2 years	194	2.96	202	2.95
After 2 but within 3 years	—	—	—	—
After 3 but within 4 years	—	—	—	—
After 4 but within 5 years	—	—	—	—
After 5 years	10,536	2.03	10,705	2.03
Total FHLB advances	$2,510,810	1.60	$10,997	2.03

Aggregate carrying value of assets pledged as collateral	$8,280,906		$7,556,034
Remaining borrowing capacity at FHLB	3,219,016		5,087,294
Webster Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which primarily include certain residential and commercial real estate loans and home equity lines of credit. Webster Bank was in compliance with its FHLB collateral requirements at both June 30, 2022 and December 31, 2021.
The following table summarizes long-term debt:

(Dollars in thousands)		At June 30, 2022	At December 31, 2021
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	336,134	338,811
4.000%	Subordinated fixed-to-floating rate notes due December 30, 2029	274,000	—
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	—
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total senior and subordinated debt		1,062,454	566,131
Discount on senior fixed-rate notes		(865)	(974)
Debt issuance cost on senior fixed-rate notes		(2,024)	(2,226)
Premium on subordinated fixed-to-floating rate notes		16,994	—
Long-term debt		$1,076,559	$562,931
(1)Webster de-designated its fair value hedging relationship on these senior notes in 2020. A basis adjustment of $36.1 million and $38.8 million at June 30, 2022 and December 31, 2021, respectively, is included in the carrying value and is being amortized over the remaining life of the senior notes.
(2)The interest rate on the Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 4.98% and 3.17% at June 30, 2022 and December 31, 2021, respectively.
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

Note 9: Accumulated Other Comprehensive (Loss) Income, Net of Tax
The following table summarizes the changes in each component of accumulated other comprehensive (loss) income, net of tax:

	Three months ended June 30, 2022				Six months ended June 30, 2022
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(240,343)	$(1,774)	$(33,606)	$(275,723)	$4,536	$6,070	$(33,186)	$(22,580)
Other comprehensive (loss) before reclassifications	(205,273)	(1,070)	(328)	(206,671)	(450,152)	(9,683)	(1,047)	(460,882)
Amounts reclassified from accumulated other comprehensive (loss) income	—	762	300	1,062	—	1,531	599	2,130
Other comprehensive (loss), net of tax	(205,273)	(308)	(28)	(205,609)	(450,152)	(8,152)	(448)	(458,752)
Balance, end of period	$(445,616)	$(2,082)	$(33,634)	$(481,332)	$(445,616)	$(2,082)	$(33,634)	$(481,332)

	Three months ended June 30, 2021				Six months ended June 30, 2021
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$37,071	$15,546	$(44,343)	$8,274	$67,424	$19,918	$(45,086)	$42,256
Other comprehensive (loss) before reclassifications	(1,473)	(2,475)	—	(3,948)	(31,826)	(7,645)	—	(39,471)
Amounts reclassified from accumulated other comprehensive income (loss)	—	823	741	1,564	—	1,621	1,484	3,105
Other comprehensive (loss) income, net of tax	(1,473)	(1,652)	741	(2,384)	(31,826)	(6,024)	1,484	(36,366)
Balance, end of period	$35,598	$13,894	$(43,602)	$5,890	$35,598	$13,894	$(43,602)	$5,890
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss) income:

Accumulated Other Comprehensive (Loss) Income Components	Three months ended June 30,		Six months ended June 30,		Associated Line Item on the Condensed Consolidated Statements of Income
	2022	2021	2022	2021
(In thousands)
Derivative instruments:
Hedge terminations	$(76)	$(77)	$(153)	$(153)	Interest expense
Premium amortization	(969)	(1,037)	(1,947)	(2,042)	Interest income
Tax benefit	283	291	569	574	Income tax expense
Net of tax	$(762)	$(823)	$(1,531)	$(1,621)
Defined benefit pension and other postretirement benefit plans:
Actuarial loss amortization	$(411)	$(1,007)	$(822)	$(2,015)	Other non-interest expense
Tax benefit	111	266	223	531	Income tax expense
Net of tax	$(300)	$(741)	$(599)	$(1,484)

Note 10: Regulatory Capital and Restrictions
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
CET1 capital consists of common shareholders’ equity less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. Upon adoption of the Basel III Capital Rules, Webster elected to opt-out of the requirement to include certain components of accumulated other comprehensive income in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes permissible portions of subordinated debt and the ACL.
At June 30, 2022 and December 31, 2021, Webster Financial Corporation and Webster Bank were both classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.
The following table provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At June 30, 2022
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$5,543,209	11.09%	$2,249,952	4.5%	$3,249,931	6.5%
Total risk-based capital	6,955,295	13.91	3,999,915	8.0	4,999,893	10.0
Tier 1 risk-based capital	5,827,188	11.65	2,999,936	6.0	3,999,915	8.0
Tier 1 leverage capital	5,827,188	9.12	2,555,095	4.0	3,193,869	5.0
Webster Bank
CET1 risk-based capital	$6,473,249	12.97%	$2,246,277	4.5%	$3,244,623	6.5%
Total risk-based capital	7,008,042	14.04	3,993,382	8.0	4,991,727	10.0
Tier 1 risk-based capital	6,473,249	12.97	2,995,036	6.0	3,993,382	8.0
Tier 1 leverage capital	6,473,249	10.15	2,551,728	4.0	3,189,660	5.0

	At December 31, 2021
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,804,290	11.72%	$1,076,871	4.5%	$1,555,480	6.5%
Total risk-based capital	3,265,064	13.64	1,914,436	8.0	2,393,046	10.0
Tier 1 risk-based capital	2,949,327	12.32	1,435,827	6.0	1,914,436	8.0
Tier 1 leverage capital	2,949,327	8.47	1,393,607	4.0	1,742,008	5.0
Webster Bank
CET1 risk-based capital	$3,034,883	12.69%	$1,075,920	4.5%	$1,554,107	6.5%
Total risk-based capital	3,273,300	13.69	1,912,747	8.0	2,390,934	10.0
Tier 1 risk-based capital	3,034,883	12.69	1,434,560	6.0	1,912,747	8.0
Tier 1 leverage capital	3,034,883	8.72	1,392,821	4.0	1,741,026	5.0
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

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed the net income for that year combined with the undistributed net income for the preceding two years. Webster Bank paid $125.0 million in dividends to Webster Financial Corporation for the three and six months ended June 30, 2022, and $60.0 million and $120.0 million for the three and six months ended June 30, 2021, respectively, for which no express approval from the OCC was required.
Cash Restrictions
Webster Bank is required under Federal Reserve regulations to maintain cash reserve balances in the form of vault cash or deposits held at a FRB to ensure that it is able to meet customer demands. The reserve requirement ratio is subject to adjustment as economic conditions warrant. Effective March 26, 2020, the Federal Reserve reset the requirement to zero in order to address liquidity concerns resulting from the COVID-19 pandemic. Pursuant to this action, the Bank was not required to hold cash reserve balances at both June 30, 2022 and December 31, 2021.
Note 11: Variable Interest Entities
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
The Rabbi Trusts' assets are included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. Investment earnings are included in other non-interest income, and depending on the nature of the underlying assets in the Rabbi Trusts, fair value changes are either recognized in other non-interest income or in other comprehensive (loss) income, net of tax, on the accompanying Condensed Consolidated Statements of Income or on the accompanying Condensed Consolidated Statements of Comprehensive Income, respectively. Information regarding the fair value of the Rabbi Trusts' investments can be found within Note 14: Fair Value Measurements.
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
The following table summarizes Webster's LIHTC investments and related unfunded commitments:

(In thousands)	June 30, 2022	December 31, 2021
Gross investment in LIHTC (1)	$660,963	$68,635
Accumulated amortization	(51,665)	(25,216)
Net investment in LIHTC	$609,298	$43,419

Unfunded commitments for LIHTC investments (1)	$310,881	$11,106
(1)In connection with the Sterling merger, Webster acquired $515.6 million of LIHTC investments and assumed $267.3 million of unfunded commitments for LIHTC investments on January 31, 2022.

The aggregate carrying value of Webster's LIHTC investments is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and represents the Company's maximum exposure to loss. The related unfunded commitments are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. In addition to those acquired from Sterling, there were $76.7 million of net commitments approved to fund LIHTC investments during the six months ended June 30, 2022, and $10.6 million during the six months ended June 30, 2021.
Webster Statutory Trust. Webster owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The Company is not the primary beneficiary of Webster Statutory Trust. Webster Statutory Trust's only assets are junior subordinated debentures that are issued by the Company, which were acquired using the proceeds from the issuance of trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt on the accompanying Condensed Consolidated Balance Sheets, and the related interest expense is reported as interest expense on long-term debt on the accompanying Condensed Consolidated Statements of Income. Additional information regarding these junior subordinated debentures can be found within Note 8: Borrowings.
Other Non-Marketable Investments. Webster invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of Webster's other non-marketable investments was $122.2 million and $61.5 million at June 30, 2022 and December 31, 2021, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $171.7 million and $95.9 million, respectively. Information regarding the fair value of other non-marketable investments can be found within Note 14: Fair Value Measurements.
Additional Information regarding Webster's consolidation of variable interest entities can be found within Note 1: Summary of Significant Accounting Policies in the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Reporting on Form 10-K for the year ended December 31, 2021.
Note 12: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income	$182,311	$94,035	$165,564	$202,113
Less: Preferred stock dividends	4,163	1,969	7,594	3,938
Net income available to common shareholders	178,148	92,066	157,970	198,175
Less: Earnings allocated to participating securities	1,718	511	1,456	1,090
Earnings applicable to common shareholders	$176,430	$91,555	$156,514	$197,085

Weighted-average common shares outstanding - basic	175,845	90,027	161,698	89,918
Effect of dilutive securities	50	194	87	246
Weighted-average common shares outstanding - diluted	175,895	90,221	161,785	90,164

Basic earnings per common share	$1.00	$1.02	$0.97	$2.19
Diluted earnings per common share	1.00	1.01	0.97	2.19
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
Potential common shares from stock options and performance-based restricted stock awards that were not included in the computation of dilutive earnings per common share because they were anti-dilutive under the treasury stock method were 379,308 and 298,617 for the three and six months ended June 30, 2022, respectively, and 55,027 and 27,666 for the three and six months ended June 30, 2021, respectively.

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
The following table presents the notional amounts and fair values, including accrued interest, of derivative positions:

	At June 30, 2022
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$2,000,000	$3,843	$500,000	$193
Not designated as hedging instruments:
Interest rate derivatives (1)	6,922,130	121,351	6,390,965	212,078
Mortgage banking derivatives (2)	223	2	—	—
Other (3)	169,356	820	482,326	280
Total not designated as hedging instruments	7,091,709	122,173	6,873,291	212,358
Gross derivative instruments, before netting	$9,091,709	126,016	$7,373,291	212,551
Less: Master netting agreements		11,722		11,722
Cash collateral		89,220		100
Total derivative instruments, after netting		$25,074		$200,729

	At December 31, 2021
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$17,583	$—	$—
Not designated as hedging instruments:
Interest rate derivatives (1)	4,463,048	141,243	4,372,846	21,570
Mortgage banking derivatives (2)	14,212	80	—	—
Other (3)	76,755	211	374,688	214
Total not designated as hedging instruments	4,554,015	141,534	4,747,534	21,784
Gross derivative instruments, before netting	$5,554,015	159,117	$4,747,534	21,784
Less: Master netting agreements		6,364		6,364
Cash collateral		19,272		2,119
Total derivative instruments, after netting		$133,481		$13,301
(1)Balances related to clearing houses are presented as a single unit of account. In accordance with their rule books, clearing houses legally characterize variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through clearing houses include $2.7 billion and $0.4 billion for asset derivatives and $0.4 billion and $2.6 billion for liability derivatives at June 30, 2022 and December 31, 2021, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $0.2 million and $1.0 million at June 30, 2022 and December 31, 2021, respectively.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $131.7 million and $66.0 million for asset derivatives and $463.8 million and $338.2 million for liability derivatives at June 30, 2022 and December 31, 2021, respectively, that have insignificant related fair values.

The following table presents fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At June 30, 2022
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$107,886	$11,722	$89,220	$6,944	$7,314
Liability derivatives	11,855	11,722	100	33	1,614

	At December 31, 2021
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$25,636	$6,364	$19,272	$—	$51
Liability derivatives	8,483	6,364	2,119	—	428
Derivative Activity
The following table summarizes the income statement effect of derivatives designated as cash flow hedges:

	Recognized In	Three months ended June 30,		Six months ended June 30,
(In thousands)	Net Interest Income	2022	2021	2022	2021
Interest rate derivatives	Long-term debt	$77	$123	$153	$244
Interest rate derivatives	Interest and fees on loans and leases	(1,244)	(2,645)	(3,803)	(5,227)
Net recognized on cash flow hedges		$(1,167)	$(2,522)	$(3,650)	$(4,983)
The following table summarizes information related to a fair value hedging adjustment:

Condensed Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
(In thousands)	At June 30, 2022	At December 31, 2021	At June 30, 2022	At December 31, 2021
Long-term debt	$336,134	$338,811	$36,134	$38,811
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Three months ended June 30,		Six months ended June 30,
(In thousands)	Non-interest Income	2022	2021	2022	2021
Interest rate derivatives	Other income	$12,814	$(239)	$19,259	$4,405
Mortgage banking derivatives	Mortgage banking activities	(29)	(212)	(78)	(594)
Other	Other income	1,027	(303)	1,424	169
Total not designated as hedging instruments		$13,812	$(754)	$20,605	$3,980
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. At June 30, 2022, the remaining unamortized balance of time-value premiums was $4.3 million. Over the next twelve months, an estimated $3.1 million decrease to interest expense will be reclassified from (AOCL) AOCI relating to cash flow hedges, and an estimated $0.3 million increase to interest expense will be reclassified from (AOCL) AOCI relating to hedge terminations. At June 30, 2022, the remaining unamortized loss on terminated cash flow hedges is $0.5 million. The maximum length of time over which forecasted transactions are hedged is 4.6 years. Additional information about cash flow hedge activity impacting (AOCL) AOCI and the related amounts reclassified to interest expense is provided in Note 9: Accumulated Other Comprehensive (Loss) Income, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 14: Fair Value Measurements.
Derivative Exposure. At June 30, 2022, the Company had $70.3 million in initial margin collateral posted at clearing houses. In addition, $90.8 million of cash collateral received is included in cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $18.1 million at June 30, 2022. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $55.7 million at June 30, 2022. Webster has incorporated a valuation adjustment to reflect nonperformance risk in the fair value measurement of its derivatives, which totaled $6.1 million and $(0.4) million at June 30, 2022 and December 31, 2021, respectively. Various factors impact changes in the valuation adjustment over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
When quoted market prices are not available, Webster employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has a process in place to challenge their valuations and methodologies that appear unusual or unexpected. Government agency debentures, municipal bonds and notes, Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, corporate debt, private label MBS, and other securities available-for-sale are classified within Level 2 of the fair value hierarchy.
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

The following table compares the fair value to the unpaid principal balance of originated loans held for sale:

	At June 30, 2022			At December 31, 2021
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$388	$378	$10	$4,694	$5,034	$(340)
Rabbi Trust Investments. Investments held in each of the Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the net asset value (NAV) as reported by the trustee of the funds, which represents quoted prices in active markets. Webster has elected to measure the Rabbi Trusts' investments at fair value. Accordingly, the Rabbi Trusts' investments are classified within Level 1 of the fair value hierarchy. At June 30, 2022, the cost basis of the Rabbi Trusts' investments was $8.9 million.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At June 30, 2022, equity investments with a readily determinable fair value had a carrying amount of $0.7 million and no remaining unfunded commitment. During the three and six months ended June 30, 2022, there were write-downs in fair value of $0.4 million and $1.2 million, respectively, associated with these alternative investments.
Equity investments that do not have a readily available fair value may qualify for the NAV practical expedient if they meet certain requirements. Webster's alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At June 30, 2022, these alternative investments had a carrying amount of $70.4 million and a remaining unfunded commitment of $18.2 million.
The following table summarizes the fair values of assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale investment securities:
U.S. Treasury notes	$726,484	$—	$—	$726,484
Government agency debentures	—	291,203	—	291,203
Municipal bonds and notes	—	1,830,630	—	1,830,630
Agency CMO	—	71,247	—	71,247
Agency MBS	—	2,421,333	—	2,421,333
Agency CMBS	—	1,561,505	—	1,561,505
CMBS	—	929,103	—	929,103
CLO	—	10,147	—	10,147
Corporate debt	—	736,520	—	736,520
Private label MBS	—	48,303	—	48,303
Other	—	11,883	—	11,883
Total available-for-sale investment securities	726,484	7,911,874	—	8,638,358
Gross derivative instruments, before netting (1)	794	125,222	—	126,016
Originated loans held for sale	—	388	—	388
Investments held in Rabbi Trust	12,621	—	—	12,621
Alternative investments (2)	718	—	—	71,074
Total financial assets	$740,617	$8,037,484	$—	$8,848,457
Financial Liabilities:
Gross derivative instruments, before netting (1)	$99	$212,452	$—	$212,551

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale investment securities:
U.S. Treasury notes	$396,966	$—	$—	$396,966
Agency CMO	—	90,384	—	90,384
Agency MBS	—	1,593,403	—	1,593,403
Agency CMBS	—	1,232,541	—	1,232,541
CMBS	—	886,263	—	886,263
CLO	—	21,847	—	21,847
Corporate debt	—	13,450	—	13,450
Total available-for-sale investment securities	396,966	3,837,888	—	4,234,854
Gross derivative instruments, before netting (1)	187	158,930	—	159,117
Originated loans held for sale	—	4,694	—	4,694
Investments held in Rabbi Trust	3,416	—	—	3,416
Alternative investments (2)	1,877	—	—	27,732
Total financial assets	$402,446	$4,001,512	$—	$4,429,813
Financial Liabilities:
Gross derivative instruments, before netting (1)	$141	$21,643	$—	$21,784
(1)Additional information regarding the impact of netting derivative assets and derivative liabilities, as well as the impact from offsetting cash collateral paid to the same derivative counterparties, can be found within Note 13: Derivative Financial Instruments.
(2)Certain alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.
Assets Measured at Fair Value on a Non-Recurring Basis
Webster measures certain assets at fair value on a non-recurring basis. The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At June 30, 2022, the carrying amount of these alternative investments was $30.6 million. There were no write-ups due to observable price changes or write-downs due to impairment during the three and six months ended June 30, 2022.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to commercial loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At June 30, 2022, the carrying amount of loans transferred to held for sale was zero.
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
Other Real Estate Owned and Repossessed Assets. Other real estate owned (OREO) and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At June 30, 2022, the total book value of OREO and repossessed assets was $2.7 million. In addition, the amortized cost of consumer loans secured by residential real estate property that were in process of foreclosure at June 30, 2022 was $15.2 million.

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

The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing assets:

	At June 30, 2022		At December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$901,805	$901,805	$461,570	$461,570
Level 2
Held-to-maturity investment securities	6,547,998	6,008,849	6,198,125	6,280,936
Level 3
Loans and leases, net	45,075,244	44,259,548	21,970,542	21,702,732
Mortgage servicing assets	8,592	28,125	9,237	12,527
Liabilities:
Level 2
Deposit liabilities	$50,523,055	$50,523,055	$28,049,259	$28,049,259
Time deposits	2,554,102	2,503,875	1,797,770	1,794,829
Securities sold under agreements to repurchase and other borrowings	1,743,782	1,716,119	674,896	676,581
FHLB advances	2,510,810	2,509,642	10,997	11,490
Long-term debt (1)	1,076,559	995,476	562,931	515,912
(1)Any unamortized premiums/discounts, debt issuance costs, or basis adjustments to long-term debt, as applicable, are excluded from the determination of fair value.
Note 15: Retirement Benefit Plans
Defined Benefit Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit (income) cost:

	Three months ended June 30,
	2022			2021
(In thousands)	Pension Plan	SERP	OPEB	Pension Plan	SERP	OPEB
Service cost	$—	$—	$9	$—	$—	$—
Interest cost	1,380	17	213	1,166	6	4
Expected return on plan assets	(3,668)	—	—	(3,596)	—	—
Amortization of actuarial loss (gain)	423	6	(19)	1,020	9	(20)
Net periodic benefit (income) cost	$(1,865)	$23	$203	$(1,410)	$15	$(16)

	Six months ended June 30,
	2022			2021
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$—	$—	$15	$—	$—	$—
Interest cost	2,757	32	357	2,332	13	8
Expected return on plan assets	(7,337)	—	—	(7,191)	—	—
Amortization of actuarial loss (gain)	845	13	(37)	2,039	17	(40)
Net periodic benefit (income) cost	$(3,735)	$45	$335	$(2,820)	$30	$(32)
The components of net periodic benefit (income) cost are included within other non-interest expense on the accompanying Condensed Consolidated Statements of Income. The weighted-average expected long-term rate of return on plan assets for the six months ended June 30, 2022 was 5.50%, as determined at the beginning of the year.
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

Note 16: Segment Reporting
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
The following table presents balance sheet information, including the appropriate allocations, for Webster's reportable segments and the Corporate and Reconciling category:

	At June 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,865,887	$57,779	$590,105	$—	$2,513,771
Total assets	39,019,968	124,819	9,766,337	18,683,897	67,595,021

	At December 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	15,398,159	73,564	7,663,921	11,779,955	34,915,599

The following tables present results of operations, including the appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended June 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$333,421	$49,558	$179,067	$(75,386)	$486,660
Non-interest income	49,430	26,552	30,784	14,167	120,933
Non-interest expense	102,720	37,540	107,312	110,655	358,227
Pre-tax, pre-provision net revenue	280,131	38,570	102,539	(171,874)	249,366
Provision (benefit) for credit losses	22,782	—	(11,053)	514	12,243
Income (loss) before income taxes	257,349	38,570	113,592	(172,388)	237,123
Income tax expense (benefit)	64,337	10,337	29,534	(49,396)	54,812
Net income (loss)	$193,012	$28,233	$84,058	$(122,992)	$182,311

	Three months ended June 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$140,589	$42,193	$93,075	$(55,005)	$220,852
Non-interest income	18,378	26,554	24,098	3,672	72,702
Non-interest expense	46,275	32,423	74,149	34,181	187,028
Pre-tax, pre-provision net revenue	112,692	36,324	43,024	(85,514)	106,526
(Benefit) provision for credit losses	(23,328)	—	1,754	74	(21,500)
Income (loss) before income taxes	136,020	36,324	41,270	(85,588)	128,026
Income tax expense (benefit)	34,822	9,699	9,823	(20,353)	33,991
Net income (loss)	$101,198	$26,625	$31,447	$(65,235)	$94,035

	Six months ended June 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$620,490	$94,135	$315,647	$(149,364)	$880,908
Non-interest income	88,173	53,510	58,676	24,609	224,968
Non-interest expense	191,960	73,949	203,059	249,044	$718,012
Pre-tax, pre-provision net revenue	516,703	$73,696	171,264	(373,799)	387,864
Provision (benefit) for credit losses	204,713	—	(3,917)	292	201,088
Income (loss) before income tax expense	311,990	73,696	175,181	(374,091)	186,776
Income tax expense (benefit)	74,392	19,751	45,498	(118,429)	21,212
Net income (loss)	$237,598	$53,945	$129,683	$(255,662)	$165,564

	Six months ended June 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$282,075	$84,302	$182,440	$(104,201)	$444,616
Non-interest income	36,754	53,559	46,970	12,176	149,459
Non-interest expense	92,559	68,428	149,460	64,563	375,010
Pre-tax, pre-provision net revenue	226,270	69,433	79,950	(156,588)	219,065
(Benefit) provision for credit losses	(42,701)	—	(4,632)	83	(47,250)
Income (loss) before income tax expense	268,971	69,433	84,582	(156,671)	266,315
Income tax expense (benefit)	68,857	18,539	20,131	(43,325)	64,202
Net income (loss)	$200,114	$50,894	$64,451	$(113,346)	$202,113

Note 17: Revenue from Contracts with Customers
The following table summarizes revenues recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. These disaggregated amounts, together with sources of other non-interest income that are subject to other GAAP topics, have been reconciled to non-interest income by reportable segment as presented within Note 16: Segment Reporting.

	Three months ended June 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$7,647	$24,949	$18,352	$437	$51,385
Loan and lease related fees (1)	6,077	—	—	—	6,077
Wealth and investment services	2,770	—	8,479	(5)	11,244
Other income	—	1,603	285	—	1,888
Revenue from contracts with customers	16,494	26,552	27,116	432	70,594
Other sources of non-interest income	32,936	—	3,668	13,735	50,339
Total non-interest income	$49,430	$26,552	$30,784	$14,167	$120,933

	Three months ended June 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,104	$24,478	$12,734	$123	$41,439
Wealth and investment services	3,043	—	7,053	(9)	10,087
Other income	—	2,076	579	—	2,655
Revenue from contracts with customers	7,147	26,554	20,366	114	54,181
Other sources of non-interest income	11,231	—	3,732	3,558	18,521
Total non-interest income	$18,378	$26,554	$24,098	$3,672	$72,702

	Six months ended June 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$14,332	$50,083	$34,306	$491	$99,212
Loan and lease related fees (1)	10,575	—	—	—	10,575
Wealth and investment services	5,904	—	15,950	(13)	21,841
Other income	—	3,427	670	—	4,097
Revenue from contracts with customers	30,811	53,510	50,926	478	135,725
Other sources of non-interest income	57,362	—	7,750	24,131	89,243
Total non-interest income	$88,173	$53,510	$58,676	$24,609	$224,968

	Six months ended June 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$8,194	$49,496	$24,048	$170	$81,908
Wealth and investment services	5,962	—	13,546	(18)	19,490
Other income	—	4,063	1,127	—	5,190
Revenue from contracts with customers	14,156	53,559	38,721	152	106,588
Other sources of non-interest income	22,598	—	8,249	12,024	42,871
Total non-interest income	$36,754	$53,559	$46,970	$12,176	$149,459
(1)A portion of loan and lease related fees comprises income generated from factored receivables and payroll financing activities that is within the scope of ASC Topic 606. These revenue streams were new to Webster as of the first quarter of 2022 due to the businesses acquired in connection with the Sterling merger.
Contracts with customers did not generate significant contract assets and liabilities at June 30, 2022 and December 31, 2021.

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
Factored receivables non-interest income consists of fees earned from accounts receivable management services. Webster factors accounts receivable, with and without recourse, for customers whereby the Company purchases their accounts receivable at a discount and assumes the risk, as applicable, and ownership of the assets through direct cash receipt from the end consumer. Factoring services are performed in exchange for a non-refundable fee at a transaction price based on a percentage of the gross invoice amount of each receivable purchased, subject to a minimum required amount. The performance obligation for factoring services is generally satisfied at a point-in-time when the receivable is assigned to Webster. However, should the commission earned not meet or exceed the minimum required annual amount, the difference between that and the actual amount is recognized at the end of the contract term. Other fees associated with factoring receivables may include wire transfer and technology fees, field examination fees, and Uniform Commercial Code fees, where the performance obligations are satisfied at a point-in-time when the services are rendered. Payment from the customer for factoring services is generally received immediately or within the following month.
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

Note 18: Commitments and Contingencies
Credit-Related Financial Instruments
In the normal course of business, Webster offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, standby letters of credit, and commercial letters of credit, which involve, to varying degrees, elements of credit risk.
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At June 30, 2022	At December 31, 2021
Commitments to extend credit	$10,388,769	$6,870,095
Standby letters of credit	381,772	224,061
Commercial letters of credit	66,938	58,175
Total credit-related financial instruments with off-balance sheet risk	$10,837,479	$7,152,331
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
The following table summarizes the activity in the ACL on unfunded loan commitments:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Balance, beginning of period	$19,640	$12,800	$13,104	$12,755
ACL assumed from Sterling	—	—	6,749	—
Provision (benefit) for credit losses	509	(826)	296	(781)
Balance, end of period	$20,149	$11,974	$20,149	$11,974

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

Note 19: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements and accompanying Notes thereto, through the date of issuance, and determined that no significant events were identified requiring recognition or disclosure.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk can be found in Part I within Note 13: Derivative Financial Instruments in the Notes to the Consolidated Financial Statements contained in Item 1. Financial Statements, and under the section captioned "Asset/Liability Management and Market Risk" contained in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management has performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures designed to ensure that (i) the information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective for the quarter ended June 30, 2022.
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
There were no changes to Webster's internal control over financial reporting during the quarter ended June 30, 2022, that materially affected, or would be reasonably likely to materially affect, Webster's internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings can be found within Note 18: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part I - Item 1. Financial Statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Webster's Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (3)
April 1, 2022 - April 30, 2022	30,736	$51.23	—	$601,238,298
May 1, 2022 - May 31, 2022	365,070	47.64	354,969	584,354,562
June 1, 2022 - June 30, 2022	1,700,518	48.85	1,699,647	501,313,634
Total	2,096,324	48.68	2,054,616	501,313,634
(1)Out of the total shares purchased during the three months ended June 30, 2022, 41,708 shares were acquired at market prices outside of Webster's common stock repurchase program and related to employee share-based compensation plan activity.
(2)The average price paid per share is calculated on a trade date basis and excludes commissions and other transaction costs.
(3)Webster maintains a common stock repurchase program, which was approved by the Board of Directors on October 24, 2017, that authorizes management to purchase shares of its common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and Webster's financial performance. On April 27, 2022, the Company announced that its Board of Directors had increased Webster's authority to repurchase shares of its common stock under the repurchase program by $600.0 million in shares. This existing repurchase program will remain in effect until fully utilized or until modified, superseded, or terminated.
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Shareholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: August 5, 2022	By:	/s/ John R. Ciulla
John R. Ciulla
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2022	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)