Form 10-Q
period 2022-09-30
WEBSTER FINANCIAL CORP
filed 2022-11-04
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
At October 28, 2022, the number of shares of common stock, par value $.01 per share, outstanding was 174,009,423.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
(AOCL) AOCI	Accumulated other comprehensive (loss) income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Bend	Bend Financial, Inc.
BHC Act	Bank Holding Company Act of 1956, as amended
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligations
CMBS	Non-agency commercial mortgage-backed securities
COVID-19	Coronavirus
DTA	Deferred tax asset
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
IRA	Inflation Reduction Act
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIHTC	Low income housing tax-credit
Moody's	Moody's Investor Services
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration Paycheck Protection Program
ROU	Right-of-use
S&P	Standard and Poor's Rating Services
SALT	State and local tax
SEC	United States Securities and Exchange Commission
SERP	Supplemental executive defined benefit retirement plan
SOFR	Secured overnight financing rate
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables - Troubled Debt Restructurings by Creditors"
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

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
▪our ability to maintain adequate sources of funding and liquidity;
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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
This discussion and analysis provides information that management believes is necessary to understand Webster's financial condition, changes in financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2022, as compared to 2021. The following should be read in conjunction with the Company's Consolidated Financial Statements, and accompanying Notes thereto, for the year ended December 31, 2021, included in Webster Financial Corporation's Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 25, 2022, and in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, included in Part I - Item 1. Financial Statements of this report. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
Business Developments
On January 31, 2022, Webster completed its previously announced merger with Sterling in an all-stock transaction valued at $5.2 billion. The merger expanded Webster's geographic footprint and combined two complementary organizations to create one of the largest commercial banks in the northeastern U.S. At September 30, 2022, the combined company had $69.1 billion in assets, $47.8 billion in loans and leases, and $54.0 billion in deposits, and operated 201 banking centers throughout southern New England and metro and suburban New York. In addition, on February 18, 2022, Webster acquired 100% of the equity interests of Bend Financial, Inc. (Bend), a cloud-based platform solution provider for HSAs, in exchange for cash. The Bend acquisition accelerated Webster’s efforts underway to deliver enhanced user experiences at HSA Bank. Financial results for historical reporting periods reflect only the results of Webster's operations prior to the corresponding merger or acquisition.
The successful integration of Webster’s and Sterling’s operations depends on the Company’s ability to successfully consolidate business operations, management teams, corporate cultures, operating systems, and controls procedures, and eliminate costs and redundancies. Noteworthy accomplishments as of September 30, 2022, include the rebranding of branches and digital assets, the coordination of credit policies and procedures, the selection of certain key operating systems, the consolidation of commercial credit risk management systems and commercial client pricing tools, as well as mortgage servicing, payroll, and treasury platforms, the finalization of governance and executive management structures, the establishment of a corporate responsibility office to oversee community engagement, philanthropy, and sustainability, and the participation of senior Company leaders and managers at culture-shaping workshops, with plans for Company-wide participation in such workshops to be completed during the fourth quarter of 2022. Other key operating systems and process integration activities are ongoing, and Webster remains well-positioned to successfully execute its core conversion targeted for mid-2023.
In addition, Webster developed and launched a corporate real estate consolidation strategy during the second quarter of 2022 in which the Company arranged to close 14 locations, primarily throughout New York and Connecticut, in order to reduce its corporate facility square footage by approximately 45% by the end of the year. As of the nine months ended
September 30, 2022, Webster has recognized $23.1 million in right-of-use (ROU) asset impairment charges and a combined $12.0 million in related exit costs and accelerated depreciation on property and equipment related to this corporate real estate consolidation strategy.

Furthermore, in connection with the Sterling merger, Webster re-evaluated its strategic priorities as a combined organization, which resulted in modifications to the Company's strategic initiatives that were announced in December 2020. As a result, the Company released $4.1 million from its previously recorded severance accrual during the nine months ended
September 30, 2022, with a corresponding adjustment to earnings.
Additional information regarding Webster's mergers and acquisitions and related integration initiatives can be found within Note 2: Mergers and Acquisitions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2022	2021	2022	2021
Income and performance ratios:
Net income	$233,968	$95,713	$399,532	$297,826
Net income available to common shareholders	229,806	93,745	387,776	291,920
Earnings per diluted common share	1.31	1.03	2.32	3.22
Return on average assets (annualized)	1.38%	1.10%	0.85%	1.17%
Return on average tangible common shareholders' equity (annualized) (non-GAAP)	18.62	14.16	11.10	15.05
Return on average common shareholders' equity (annualized)	11.78	11.61	7.01	12.28
Non-interest income / total revenue	17.10	26.73	19.12	25.70
Asset quality:
Allowance for credit losses on loans and leases	$574,325	$314,922	$574,325	$314,922
Non-performing assets (1)	211,627	104,209	211,627	104,209
Allowance for credit losses on loans and leases / total loans and leases	1.20%	1.46%	1.20%	1.46%
Net charge-offs (recoveries) / average loans and leases (annualized)	0.25	0.02	0.15	0.03
Non-performing loans and leases / total loans and leases (1)	0.44	0.47	0.44	0.47
Non-performing assets / total loans and leases plus OREO (1)	0.44	0.48	0.44	0.48
Allowance for credit losses on loans and leases / non-performing loans and leases (1)	274.12	309.44	274.12	309.44
Other ratios:
Tangible common equity (non-GAAP)	7.27	7.71	7.27	7.71
Tier 1 risk-based capital	11.35	12.39	11.35	12.39
Total risk-based capital	13.38	13.79	13.38	13.79
CET1 risk-based capital	10.80	11.77	10.80	11.77
Shareholders' equity / total assets	11.33	9.57	11.33	9.57
Net interest margin	3.54	2.80	3.35	2.85
Efficiency ratio (non-GAAP)	41.17	54.84	44.68	56.62
Equity and share related:
Common equity	$7,542,431	$3,241,152	$7,542,431	$3,241,152
Book value per common share	43.32	35.78	43.32	35.78
Tangible book value per common share (non-GAAP)	27.69	29.63	27.69	29.63
Common stock closing price	45.20	54.46	45.20	54.46
Dividends and equivalents declared per common share	0.40	0.40	1.20	1.20
Common shares outstanding	174,116	90,588	174,116	90,588
Weighted-average common shares outstanding - basic	173,868	90,038	165,743	89,960
Weighted-average common shares outstanding - diluted	173,944	90,232	165,813	90,186
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
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

The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At September 30,
(Dollars and shares in thousands, except per share data)	2022	2021
Tangible book value per common share:
Shareholders' equity	$7,826,410	$3,386,189
Less: Preferred stock	283,979	145,037
Goodwill and other intangible assets	2,721,040	557,360
Tangible common shareholders' equity	$4,821,391	$2,683,792
Common shares outstanding	174,116	90,588
Tangible book value per common share	$27.69	$29.63

Tangible common equity ratio:
Tangible common shareholders' equity	$4,821,391	$2,683,792
Total assets	69,052,566	35,374,258
Less: Goodwill and other intangible assets	2,721,040	557,360
Tangible assets	$66,331,526	$34,816,898
Tangible common equity ratio	7.27%	7.71%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Return on average tangible common shareholders' equity:
Net income	$233,968	$95,713	$399,532	$297,826
Less: Preferred stock dividends	4,162	1,968	11,756	5,906
Add: Intangible assets amortization, tax-effected	6,724	888	18,723	2,682
Adjusted income	$236,530	$94,633	$406,499	$294,602
Adjusted income (annualized)	$946,120	$378,532	$541,999	$392,803
Average shareholders' equity	$8,090,044	$3,375,401	$7,640,807	$3,314,114
Less: Average preferred stock	283,979	145,037	268,202	145,037
Average goodwill and other intangible assets	2,725,200	557,902	2,491,394	559,027
Average tangible common shareholders' equity	$5,080,865	$2,672,462	$4,881,211	$2,610,050
Return on average tangible common shareholders' equity	18.62%	14.16%	11.10%	15.05%

Efficiency ratio:
Non-interest expense	$330,071	$180,237	$1,048,083	$555,247
Less: Foreclosed property activity	(393)	(142)	(826)	(188)
Intangible assets amortization	8,511	1,124	23,700	3,395
Operating lease depreciation	2,115	—	6,172	—
Merger-related expenses	25,536	9,847	200,671	26,894
Common stock contribution to charitable foundation	10,500	—	10,500	—
Other expense (1)	1,117	(4,011)	(3,175)	6,568
Non-interest expense	$282,685	$173,419	$811,041	$518,578
Net interest income	$551,003	$229,691	$1,431,911	$674,307
Add: Tax-equivalent adjustment	13,247	2,434	33,137	7,416
Non-interest income	113,636	83,775	338,604	233,234
Other income (2)	11,186	327	18,073	913
Less: Operating lease depreciation	2,115	—	6,172	—
(Loss) on sale of investment securities, net	(2,234)	—	(2,234)	—
Gain on extinguishment of borrowings	2,548	—	2,548	—
Income	$686,643	$316,227	$1,815,239	$915,870
Efficiency ratio	41.17%	54.84%	44.68%	56.62%
(1)Other expense (non-GAAP) includes the net charges associated with the strategic initiatives announced in December 2020.
(2)Other income (non-GAAP) includes the taxable equivalent of net income generated from low income housing tax-credit (LIHTC) investments.

Net Interest Income
Net interest income is Webster's primary source of revenue, representing 82.9% and 80.9% of total revenue for the three and nine months ended September 30, 2022, respectively, and 73.3% and 74.3% of total revenue for the three and nine months ended September 30, 2021, respectively. Net interest income is the difference between interest income on interest-earning assets, such as loans and leases and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings, which are used to fund interest-earning assets and other activities. Net interest margin is calculated as the ratio of tax-equivalent net interest income to average interest-earning assets. Tax-equivalent adjustments are determined assuming a statutory federal income tax rate of 21%.
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
Comparison to Prior Year Quarter
Net interest income increased $321.3 million, or 139.9%, from $229.7 million for the three months ended September 30, 2021, to $551.0 million for the three months ended September 30, 2022. On a fully tax-equivalent basis, net interest income increased $332.1 million. Net interest margin increased 74 basis points from 2.80% for the three months ended September 30, 2021, to 3.54% for the three months ended September 30, 2022. The increase, which includes net purchase accounting accretion from acquired loans and leases, investment securities, and interest-bearing liabilities, is primarily attributed to the merger with Sterling, along with the rising interest rate environment.
Average interest-earning assets increased $29.3 billion, or 89.2%, from $32.9 billion for the three months ended
September 30, 2021, to $62.2 billion for the three months ended September 30, 2022, primarily due to increases of $24.7 billion and $6.1 billion in average loans and leases and average total investment securities, respectively, which were partially offset by a $1.7 billion decrease in average interest-bearing deposits held at the Federal Reserve Bank (FRB). The average yield on interest-earning assets increased 104 basis points from 2.92% for the three months ended September 30, 2021, to 3.96% for the three months ended September 30, 2022. The increase in interest-earning assets and the increase in average yield were both impacted by the Sterling merger, as well as higher market rates.
Average loans and leases increased $24.7 billion, or 114.6%, from $21.5 billion for the three months ended
September 30, 2021, to $46.2 billion for the three months ended September 30, 2022, which was primarily due to the merger with Sterling, as well as loan growth across the commercial non-mortgage and commercial real estate categories. This growth was partially offset by lower Paycheck Protection Program (PPP) loan balances and commercial portfolio loan sales. At September 30, 2022, and 2021, the loan and lease portfolio comprised 74.3% and 65.5% of total average interest-earning assets, respectively. The average yield on loans and leases increased 92 basis points from 3.60% for the three months ended September 30, 2021, to 4.52% for the three months ended September 30, 2022, primarily due to a higher yield on the acquired Sterling loans and leases, net purchase accounting accretion, and higher market rates.
Average total investment securities increased $6.1 billion, or 68.8%, from $8.9 billion for the three months ended September 30, 2021, to $15.0 billion for the three months ended September 30, 2022, primarily due to the merger with Sterling. At September 30, 2022, and 2021, the investment securities portfolio comprised 24.2% and 27.1% of total average interest-earning assets, respectively. The average yield on investment securities increased 39 basis points from 2.01% for the three months ended September 30, 2021, to 2.40% for the three months ended September 30, 2022. The increase was primarily due to the reinvestment of maturing securities at higher yields and a higher yield on the acquired Sterling investment securities portfolio net of purchase premium amortization.
Average interest-bearing deposits held at the FRB decreased $1.7 billion, or 74.9%, from $2.3 billion for the three months ended September 30, 2021, to $0.6 billion for the three months ended September 30, 2022, primarily due to excess customer liquidity in the prior period as a result of government stimulus and reduced spending. At September 30, 2022, and 2021, interest-bearing deposits held at the FRB comprised 0.9% and 7.1% of total average interest-earning assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 204 basis points from 0.15% for the three months ended September 30, 2021, to 2.19% for the three months ended September 30, 2022, primarily due to higher market rates.
Average interest-bearing liabilities increased $27.7 billion, or 89.2%, from $31.1 billion for the three months ended September 30, 2021, to $58.8 billion for the three months ended September 30, 2022, primarily due to increases of $24.1 billion, $0.9 billion, $2.3 billion, and $0.5 billion, in average total deposits, average federal funds purchased, average Federal Home Loan Bank (FHLB) advances, and average long-term debt, respectively. The average rate on interest-bearing liabilities increased 32 basis points from 0.13% for the three months ended September 30, 2021, to 0.45% for the three months ended September 30, 2022, primarily due to the purchase of higher yielding federal funds and FHLB advances, and the subordinated debt assumed from Sterling in the merger.

Average total deposits increased $24.2 billion, or 80.8%, from $29.8 billion for the three months ended September 30, 2021, to $54.0 billion for the three months ended September 30, 2022, reflecting increases of $6.4 billion and $17.7 billion in non-interest-bearing deposits and interest-bearing deposits, respectively. The overall increase in deposits was primarily due to the merger with Sterling, as well as the strong liquidity position of both commercial and consumer customers, and HSA growth. At September 30, 2022, and 2021, deposits comprised 91.8% and 96.0% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 22 basis points from 0.06% for the three months ended
September 30, 2021, to 0.28% for the three months ended September 30, 2022, primarily due to the rising interest rate environment. Time deposits as a percentage of total interest-bearing deposits decreased from 8.6% for the three months ended September 30, 2021, to 6.7% for the three months ended September 30, 2022, primarily due to customer preferences to hold more liquid deposit products.
Average federal funds purchased were $0.9 billion for the three months ended September 30, 2022, and had an average rate of 2.24%. There were no average federal funds purchased for the three months ended September 30, 2021. At September 30, 2022, federal funds purchased comprised 1.5% of total average interest-bearing liabilities.
Average FHLB advances increased $2.3 billion, from $0.1 billion for the three months ended September 30, 2021 to $2.4 billion for the three months ended September 30, 2022, primarily due to short-term funding needs. At
September 30, 2022, and 2021, FHLB advances comprised 4.09% and 0.39% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 66 basis points from 1.59% for the three months ended September 30, 2021, to 2.25% for the three months ended September 30, 2022, primarily due to higher market rates on new short-term borrowings.
Average long-term debt increased $0.5 billion, or 90.5%, from $0.6 billion for the three months ended September 30, 2021, to $1.1 billion for the three months ended September 30, 2022, primarily due to the merger with Sterling. At both
September 30, 2022, and 2021, long-term debt comprised 1.8% of total average interest-bearing liabilities. The average rate on long-term debt increased 25 basis points from 3.22% for the three months ended September 30, 2021, to 3.47% for the three months ended September 30, 2022, primarily due to the subordinated debt assumed from Sterling in the merger.
Comparison to Prior Year to Date
Net interest income increased $757.6 million, or 112.4%, from $674.3 million for the nine months ended September 30, 2021, to $1.4 billion for the nine months ended September 30, 2022. On a fully tax-equivalent basis, net interest income increased $783.3 million. Net interest margin increased 50 basis points from 2.85% for the nine months ended September 30, 2021, to 3.35% for the nine months ended September 30, 2022. The increase which includes net purchase accounting accretion from acquired loans and leases, investment securities, and interest-bearing liabilities, is primarily attributed to the merger with Sterling, along with the rising interest rate environment.
Average interest-earning assets increased $25.7 billion, or 80.6%, from $31.9 billion for the nine months ended
September 30, 2021, to $57.6 billion for the nine months ended September 30, 2022, primarily due to increases of $20.6 billion and $5.6 billion in average loans and leases and average total investment securities, respectively, which were partially offset by a $810.7 million decrease in interest-bearing deposits held at the FRB. The average yield on interest-earning assets increased
62 basis points from 2.98% for the nine months ended September 30, 2021, to 3.60% for the nine months ended
September 30, 2022. The increase in interest-earning assets and the increase in average yield were both impacted by the Sterling merger, as well as higher market rates.
Average loans and leases increased $20.6 billion, or 96.1%, from $21.5 billion for the nine months ended September 30, 2021, to $42.1 billion for the nine months ended September 30, 2022, which was primarily due to the merger with Sterling, as well as loan growth across the commercial non-mortgage and commercial real estate categories. This growth was partially offset by lower PPP loan balances and commercial portfolio loan sales. At September 30, 2022, and 2021, the loan and lease portfolio comprised 73.2% and 67.4% of total average interest-earning assets, respectively. The average yield on loans and leases increased 60 basis points from 3.54% for the nine months ended September 30, 2021, to 4.14% for the nine months ended September 30, 2022, primarily due to a higher yield on the acquired Sterling loans and leases, net purchase accounting accretion, and higher market rates.
Average total investment securities increased $5.6 billion, or 63.9%, from $8.9 billion for the nine months ended
September 30, 2021, to $14.5 billion for the nine months ended September 30, 2022, primarily due to the merger with Sterling, as well as the deployment of excess liquidity. At September 30, 2022, and 2021, the investment securities portfolio comprised 25.3% and 27.9% of total average interest-earning assets, respectively. The average yield on investment securities increased
13 basis points from 2.09% for the nine months ended September 30, 2021, to 2.22% for the nine months ended
September 30, 2022. This was primarily due to the reinvestment of maturing securities at higher yields.

Average interest-bearing deposits held at the FRB decreased $810.7 million, or 56.5% from $1.4 billion for the nine months ended September 30, 2021, to $623.9 million for the nine months ended September 30, 2022, primarily due to excess customer liquidity in the prior period as a result of government stimulus and reduced spending. At September 30, 2022, and 2021, interest-bearing deposits held at the FRB comprised 1.08% and 4.50% of total average interest-earnings assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 87 basis points from 0.13% for the nine months ended September 30, 2021 to 1.00% for the nine months ended September 30, 2022, primarily due to higher market rates.
Average interest-bearing liabilities increased $24.1 billion, or 80.1%, from $30.2 billion for the nine months ended September 30, 2021, to $54.3 billion for the nine months ended September 30, 2022, primarily due to increases of $22.2 billion, $0.5 billion, $1.1 billion, and $0.4 billion in average total deposits, average federal funds purchased, average FHLB advances, and average long-term debt, respectively. The average rate on interest-bearing liabilities increased 13 basis points from 0.14% for the nine months ended September 30, 2021, to 0.27% for the nine months ended September 30, 2022, primarily due to higher market rates and the mix of funding sources.
Average total deposits increased $22.2 billion, or 76.6%, from $28.9 billion for the nine months ended September 30, 2021, to $51.1 billion for the nine months ended September 30, 2022, reflecting increases of $6.0 billion and $16.2 billion in non-interest-bearing deposits and interest-bearing deposits, respectively. The overall increase in deposits was primarily due to the merger with Sterling, as well as the strong liquidity position of retail and commercial customers, and HSA growth. At September 30, 2022, and 2021, deposits comprised 94.1% and 96.0% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 8 basis points from 0.07% for the nine months ended September 30, 2021, to 0.15% for the nine months ended September 30, 2022, primarily due to the rising interest rate environment, which was partially offset by the run-off of time deposits. Time deposits as a percentage of total interest-bearing deposits decreased from 9.7% for the nine months ended September 30, 2021, to 6.9% for the nine months ended September 30, 2022, primarily due to customer preferences to hold more liquid deposit products.
Average federal funds purchased increased $456.6 million, from $21.4 million for the nine months ended September 30, 2021, to $478.0 million for the nine months ended September 30, 2022, primarily due to short-term funding needs. At
September 30, 2022, and 2021, federal funds purchased comprised 0.9% and 0.1% of total average interest-bearing liabilities, respectively. The average rate on federal funds purchased increased 167 basis points from 0.08% for the nine months ended September 30, 2021, to 1.75% for the nine months ended September 30, 2022, primarily due to higher market rates.
Average FHLB advances increased $1.1 billion, or 810.9%, from $0.1 billion for the nine months ended September 30, 2021, to $1.2 billion for the nine months ended September 30, 2022, primarily due to short-term funding needs. At
September 30, 2022, and 2021, FHLB advances comprised 2.2% and 0.4% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 33 basis points from 1.54% for the nine months ended September 30, 2021, to 1.87% for the nine months ended September 30, 2022, primarily due to higher market rates on new short-term borrowings.
Average long-term debt increased $0.4 billion, or 79.7%, from $0.6 billion for the nine months ended September 30, 2021, to $1.0 billion for the nine months ended September 30, 2022, primarily due to the merger with Sterling. At both
September 30, 2022, and 2021, long-term debt comprised 1.9% of total average interest-bearing liabilities. The average rate on long-term debt increased 18 basis points from 3.22% for the nine months ended September 30, 2021, to 3.40% for the nine months ended September 30, 2022, primarily due to the subordinated debt assumed from Sterling in the merger.

The following tables present daily average balances, interest, yield/rate, and net interest margin on a fully tax-equivalent basis:

	Three months ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$46,229,678	$532,062	4.52%	$21,538,513	$197,015	3.60%
Investment securities: (2)
Taxable	12,336,926	79,562	2.47	8,199,640	38,714	1.93
Non-taxable	2,702,584	13,999	2.07	711,651	5,154	2.90
Total investment securities	15,039,510	93,561	2.40	8,911,291	43,868	2.01
FHLB and FRB stock	326,860	1,875	2.28	76,212	290	1.51
Interest-bearing deposits (3)	585,807	3,278	2.19	2,334,986	896	0.15
Loans held for sale	580	40	27.73	11,328	57	2.03
Total interest-earning assets	62,182,435	$630,816	3.96%	32,872,330	$242,126	2.92%
Non-interest-earning assets	5,823,755			2,021,962
Total assets	$68,006,190			$34,894,292

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$13,590,667	$—	—%	$7,182,116	$—	—%
Health savings accounts	7,854,425	1,146	0.06	7,346,239	1,463	0.08
Interest-bearing checking, money market and savings	29,798,562	33,808	0.45	13,363,703	1,794	0.05
Time deposits	2,716,885	2,538	0.37	1,957,286	1,314	0.27
Total deposits	53,960,539	37,492	0.28	29,849,344	4,571	0.06
Securities sold under agreements to repurchase	479,308	1,158	0.95	544,311	721	0.52
Federal funds purchased	889,818	5,084	2.24	—	—	—
FHLB advances	2,402,596	13,814	2.25	120,714	492	1.59
Long-term debt (2)	1,075,683	9,018	3.47	564,692	4,217	3.22
Total borrowings	4,847,405	29,074	2.38	1,229,717	5,430	1.82
Total interest-bearing liabilities	58,807,944	$66,566	0.45%	31,079,061	$10,001	0.13%
Non-interest-bearing liabilities	1,108,202			439,830
Total liabilities	59,916,146			31,518,891

Preferred stock	283,979			145,037
Common shareholders' equity	7,806,065			3,230,364
Total shareholders' equity	8,090,044			3,375,401
Total liabilities and shareholders' equity	$68,006,190			$34,894,292
Tax-equivalent net interest income		$564,250			$232,125
Less: Tax-equivalent adjustments		(13,247)			(2,434)
Net interest income		$551,003			$229,691
Net interest margin (4)			3.54%			2.80%
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
(4)Tax-equivalent net interest margin was 3.63% and 2.82% for the three months ended September 30, 2022 and 2021, respectively.

	Nine months ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$42,125,526	$1,317,941	4.14%	$21,477,967	$574,984	3.54%
Investment securities: (2)
Taxable	12,127,249	210,323	2.26	8,153,074	120,957	2.01
Non-taxable	2,420,867	36,465	2.01	725,746	15,770	2.90
Total investment securities	14,548,116	246,788	2.22	8,878,820	136,727	2.09
FHLB and FRB stock	252,559	4,768	2.52	77,040	909	1.58
Interest-bearing deposits (3)	623,866	4,711	1.00	1,434,552	1,419	0.13
Loans held for sale	12,160	73	0.80	11,515	201	2.33
Total interest-earning assets	57,562,227	$1,574,281	3.60%	31,879,894	$714,240	2.98%
Non-interest-earning assets	5,448,419			1,968,707
Total assets	$63,010,646			$33,848,601

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$12,758,489	$—	—%	$6,800,456	$—	—%
Health savings accounts	7,809,082	3,358	0.06	7,414,332	4,720	0.09
Interest-bearing checking, money market and savings	27,887,362	48,992	0.23	12,579,762	5,117	0.05
Time deposits	2,649,328	5,000	0.25	2,146,218	6,267	0.39
Total deposits	51,104,261	57,350	0.15	28,940,768	16,104	0.07
Securities sold under agreements to repurchase	528,353	3,537	0.88	501,198	2,203	0.58
Federal funds purchased	478,038	6,338	1.75	21,440	13	0.08
Other borrowings	—	1	—	—	—	—
FHLB advances	1,198,754	17,034	1.87	131,606	1,539	1.54
Long-term debt (2)	1,017,120	24,973	3.40	565,866	12,658	3.22
Total borrowings	3,222,265	51,883	2.16	1,220,110	16,413	1.85
Total interest-bearing liabilities	54,326,526	$109,233	0.27%	30,160,878	$32,517	0.14%
Non-interest-bearing liabilities	1,043,313			373,609
Total liabilities	55,369,839			30,534,487

Preferred stock	268,202			145,037
Common shareholders' equity	7,372,605			3,169,077
Total shareholders' equity	7,640,807			3,314,114
Total liabilities and shareholders' equity	$63,010,646			$33,848,601
Tax-equivalent net interest income		$1,465,048			$681,723
Less: Tax-equivalent adjustments		(33,137)			(7,416)
Net interest income		$1,431,911			$674,307
Net interest margin (4)			3.35%			2.85%
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
(4)Tax-equivalent net interest margin was 3.39% and 2.85% for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a fully tax-equivalent basis:

	Three months ended September 30,			Nine months ended September 30,
	2022 vs. 2021 Increase (decrease) due to			2022 vs. 2021 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Interest on interest-earning assets:
Loans and leases	$152,744	$182,304	$335,048	$312,980	$429,978	$742,958
Investment securities	22,221	27,472	49,693	31,046	79,015	110,061
FHLB and FRB stock	628	957	1,585	1,786	2,072	3,858
Interest bearing-deposits	3,053	(671)	2,382	4,094	(802)	3,292
Loans held for sale	38	(56)	(18)	50	(178)	(128)
Total interest income	$178,684	$210,006	$388,690	$349,956	$510,085	$860,041
Interest on interest-bearing liabilities:
Health savings accounts	$(418)	$101	$(317)	$(1,614)	$251	$(1,363)
Interest-bearing checking, money market, and savings	32,126	(113)	32,013	43,613	262	43,875
Time deposits	1,542	(318)	1,224	277	(1,544)	(1,267)
Securities sold under agreements to repurchase	523	(86)	437	1,215	119	1,334
Federal funds purchased	5,083	—	5,083	6,049	276	6,325
Other borrowings	—	—	—	1	—	1
FHLB advances	4,027	9,295	13,322	3,019	12,476	15,495
Long-term debt	690	4,113	4,803	1,410	10,906	12,316
Total interest expense	$43,573	$12,992	$56,565	$53,970	$22,746	$76,716
Net change in net interest income	$135,111	$197,014	$332,125	$295,986	$487,339	$783,325
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

Provision for Credit Losses
Comparison to Prior Year Quarter
The provision for credit losses increased $28.7 million, or 371.4%, from $7.8 million for the three months ended
September 30, 2021, to $36.5 million for the three months ended September 30, 2022. The increase is primarily attributed to the release of reserves in the prior period as a result of improvements in the forecasted economic outlook and favorable credit trends as the COVID-19 pandemic receded, as well as organic loan growth and commercial portfolio optimization initiatives. During the three months ended September 30, 2022, and 2021, total net charge-offs were $28.5 million and $0.9 million, respectively. The $27.6 million increase is primarily attributed to commercial portfolio optimization initiatives, as well as favorable credit performance in 2021 as the economy benefited from the support of federal stimulus programs.
Comparison to Prior Year to Date
The provision for credit losses increased $277.1 million, or 701.6%, from a benefit of $39.5 million for the nine months ended September 30, 2021, to an expense of $237.6 million for the nine months ended September 30, 2022. The increase is primarily attributed to the establishment of the initial ACL of $175.1 million for non-purchased credit deteriorated (PCD) loans and leases that were acquired from Sterling, as well as organic loan growth and commercial portfolio optimization initiatives. During the nine months ended September 30, 2022, and 2021, total net charge-offs were $47.1 million and $5.1 million, respectively. The $42.0 million increase is primarily attributed to commercial portfolio optimization initiatives, as well as favorable credit performance in 2021 as the economy benefited from the support of federal stimulus programs.
Additional information regarding the Company's provision for credit losses and ACL can be found under the sections captioned "Loans and Leases" through "Allowance for Credit Losses" contained elsewhere in Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Deposit service fees	$50,807	$40,258	$150,019	$122,166
Loan and lease related fees	26,769	10,881	77,355	27,056
Wealth and investment services	11,419	9,985	33,260	29,475
Mortgage banking activities	86	1,525	616	5,486
Increase in cash surrender value of life insurance policies	7,718	3,666	22,694	10,802
(Loss) on sale of investment securities, net	(2,234)	—	(2,234)	—
Other income	19,071	17,460	56,894	38,249
Total non-interest income	$113,636	$83,775	$338,604	$233,234
Comparison to Prior Year Quarter
Total non-interest income increased $29.8 million, or 35.6%, from $83.8 million for the three months ended
September 30, 2021 to $113.6 million for the three months ended September 30, 2022, due to increases in deposit service fees, loan and lease related fees, wealth and investment services, the cash surrender value of life insurance policies, and other income, the majority of which were primarily driven by the merger with Sterling, partially offset by a decrease in mortgage banking activities and a net loss on sale of investment securities.
Deposit service fees increased $10.5 million, or 26.2%, from $40.3 million for the three months ended September 30, 2021 to $50.8 million for the three months ended September 30, 2022, primarily due to the merger with Sterling, particularly as it relates to cash management fees, overdraft fees, and account service charges, as well as higher interchange revenue.
Loan and lease related fees increased $15.9 million, or 146.0%, from $10.9 million for the three months ended
September 30, 2021 to $26.8 million for the three months ended September 30, 2022, primarily due to the merger with Sterling, which included $2.7 million of operating lease income, and an increase in loan servicing fees net of mortgage servicing amortization.
Wealth and investment services increased $1.4 million, or 14.4%, from $10.0 million for the three months ended
September 30, 2021 to $11.4 million for the three months ended September 30, 2022, primarily due to the merger with Sterling.
Mortgage banking activities decreased $1.4 million, or 94.4%, from $1.5 million for the three months ended
September 30, 2021 to $0.1 million for the three months ended September 30, 2022, primarily due to lower originations for sale, as the Company continues to execute on its strategic decision to originate residential mortgage loans for investment rather than for sale.
The cash surrender value of life insurance policies increased $4.0 million, or 110.5%, from $3.7 million for the three months ended September 30, 2021 to $7.7 million for the three months ended September 30, 2022, primarily due to the additional bank-owned life insurance policies acquired in the merger with Sterling.
Net loss on sale of investment securities, totaled $2.2 million for the three months ended September 30, 2022, as Webster sold $67.5 million of Municipal bonds and notes classified as available-for-sale for proceeds of $65.3 million. There were no sales of investment securities during the three months ended September 30, 2021.
Other income increased $1.6 million, or 9.2%, from $17.5 million for the three months ended September 30, 2021 to $19.1 million for the three months ended September 30, 2022, primarily due to an overall increase in other income due to the impact of the merger with Sterling, higher income from client interest rate derivative activities, and a $2.5 million net gain on the extinguishment of borrowings, partially offset by a decrease in direct investment income.
Comparison to Prior Year to Date
Total non-interest income increased $105.4 million, or 45.2%, from $233.2 million for the nine months ended
September 30, 2021 to $338.6 million for the nine months ended September 30, 2022, due to increases in deposit service fees, loan and lease related fees, wealth and investment services, the cash surrender value of life insurance policies, and other income, the majority of which were primarily driven by the merger with Sterling, partially offset by a decrease in mortgage banking activities and a net loss on sale of investment securities.
Deposit service fees increased $27.8 million, or 22.8%, from $122.2 million for the nine months ended September 30, 2021 to $150.0 million for the nine months ended September 30, 2022, primarily due to the merger with Sterling, particularly as it relates to cash management fees, overdraft fees, and account service charges, as well as higher interchange revenue.

Loan and lease related fees increased $50.3 million, or 185.9%, from $27.1 million for the nine months ended
September 30, 2021 to $77.4 million for the nine months ended September 30, 2022, primarily due to the merger with Sterling, which included $8.0 million of operating lease income, as well as increases in loan servicing fees net of mortgage servicing amortization, prepayment penalties, and syndication fees.
Wealth and investment services increased $3.8 million, or 12.8%, from $29.5 million for the nine months ended
September 30, 2021 to $33.3 million for the nine months ended September 30, 2022, primarily due to the merger with Sterling.
Mortgage banking activities decreased $4.9 million, or 88.8%, from $5.5 million for the nine months ended September 30, 2021 to $0.6 million for the nine months ended September 30, 2022, primarily due to lower originations for sale, as the Company continues to execute on its strategic decision to originate residential mortgage loans for investment rather than for sale.
The cash surrender value of life insurance policies increased $11.9 million, or 110.1%, from $10.8 million for the nine months ended September 30, 2021 to $22.7 million for the nine months ended September 30, 2022, primarily due to the additional bank-owned life insurance policies acquired in the merger with Sterling.
Net loss on sale of investment securities, totaled $2.2 million for the nine months ended September 30, 2022, as Webster sold $67.5 million of Municipal bonds and notes classified as available-for-sale for proceeds of $65.3 million. There were no sales of investment securities during the nine months ended September 30, 2021.
Other income increased $18.7 million, or 48.7%, from $38.2 million for the nine months ended September 30, 2021 to $56.9 million for the nine months ended September 30, 2022, primarily due to an overall increase in other income due to the impact of the merger with Sterling, higher income from client interest rate derivative activities, gains on sale of commercial loans not originated for sale, and a $2.5 million net gain on the extinguishment of borrowings, partially offset by a decrease in direct investment income.
Non-Interest Expense

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Compensation and benefits	$173,983	$105,352	$545,641	$310,706
Occupancy	23,517	12,430	93,725	42,090
Technology and equipment	45,283	28,441	142,182	84,081
Intangible assets amortization	8,511	1,124	23,700	3,395
Marketing	3,918	3,721	10,868	9,452
Professional and outside services	21,618	7,074	91,041	37,875
Deposit insurance	8,026	3,855	19,996	11,560
Other expense	45,215	18,240	120,930	56,088
Total non-interest expense	$330,071	$180,237	$1,048,083	$555,247
Comparison to Prior Year Quarter
Total non-interest expense increased $149.9 million, or 83.1%, from $180.2 million for the three months ended
September 30, 2021 to $330.1 million for the three months ended September 30, 2022, primarily due to increases in compensation and benefits, occupancy, technology and equipment, intangible assets amortization, professional and outside services, deposit insurance, and other expense, all of which were primarily driven by the merger with Sterling.
Compensation and benefits increased $68.6 million, or 65.1%, from $105.4 million for the three months ended
September 30, 2021 to $174.0 million for the three months ended September 30, 2022, primarily due to incremental salaries and incentives related to the increase in employees as a result of the merger with Sterling, and the $3.9 million reversal of severance in the prior period due to changes in retention assumptions associated with the Company's strategic initiatives announced in December 2020, partially offset by a $2.0 million decrease in merger-related expenses.
Occupancy increased $11.1 million, or 89.2%, from $12.4 million for the three months ended September 30, 2021 to $23.5 million for the three months ended September 30, 2022, primarily due to the Company's consolidation plan to reduce its corporate facility square footage, which resulted in a combined $4.3 million in related exit costs and accelerated depreciation on property and equipment, in addition to incremental operating lease costs and depreciation related to the acquired Sterling banking centers and corporate offices.
Technology and equipment increased $16.9 million, or 59.2%, from $28.4 million for the three months ended
September 30, 2021 to $45.3 million for the three months ended September 30, 2022, primarily due to an overall increase in technology and equipment due to the impact of the merger with Sterling.

Intangible assets amortization increased $7.4 million, or 657.2%, from $1.1 million for the three months ended
September 30, 2021 to $8.5 million for the three months ended September 30, 2022, due to the additional amortization expense related to the core deposit and customer relationship intangible assets acquired in connection with the Sterling merger and Bend acquisition.
Professional and outside services increased $14.5 million, or 205.6%, from $7.1 million for the three months ended September 30, 2021 to $21.6 million for the three months ended September 30, 2022, primarily due to an $8.8 million increase in merger-related expenses, particularly as it relates to advisory, legal, and consulting fees, and an increase in other professional service costs due to the impact of the merger with Sterling.
Deposit insurance increased $4.1 million, or 108.2%, from $3.9 million for the three months ended September 30, 2021 to $8.0 million for the three months ended September 30, 2022, primarily due to an increase in the Company's deposit insurance assessment base resulting from the merger with Sterling.
Other expense increased $27.0 million, or 147.9%, from $18.2 million for the three months ended September 30, 2021 to $45.2 million for the three months ended September 30, 2022, primarily due to an overall increase in other expenses due to the impact of the merger with Sterling, which includes $2.1 million of operating lease depreciation, as well as a $10.5 million common stock contribution to the Webster Bank Charitable Foundation, and a $3.0 million increase in merger-related expenses, particularly as it relates to disposals of property and equipment.
Comparison to Prior Year to Date
Total non-interest expense increased $492.8 million, or 88.8%, from $555.2 million for the nine months ended
September 30, 2021 to $1.0 billion for the nine months ended September 30, 2022, primarily due to increases in compensation and benefits, occupancy, technology and equipment, intangible assets amortization, professional and outside services, deposit insurance, and other expense, all of which were primarily driven by the merger with Sterling.
Compensation and benefits increased $234.9 million, or 75.6%, from $310.7 million for the nine months ended
September 30, 2021 to $545.6 million for the nine months ended September 30, 2022, primarily due to incremental salaries and incentives related to the increase in employees as a result of the merger with Sterling, and a $63.3 million increase in merger-related expenses, particularly as it relates to severance, retention, and restricted stock awards.
Occupancy increased $51.6 million, or 122.7%, from $42.1 million for the nine months ended September 30, 2021 to $93.7 million for the nine months ended September 30, 2022, primarily due to the Company's consolidation plan to reduce its corporate facility square footage, which resulted in $23.1 million ROU asset impairment charges and a combined $12.0 million in related exit costs and accelerated depreciation on property and equipment, as well as additional operating lease costs and depreciation related to the acquired Sterling banking centers and corporate offices. These increases were partially offset by a decrease in strategic initiatives charges.
Technology and equipment increased $58.1 million, or 69.1%, from $84.1 million for the nine months ended
September 30, 2021 to $142.2 million for the nine months ended September 30, 2022, primarily due to a $21.3 million increase in merger-related expenses, particularly as it relates to contract termination costs, and an overall increase in technology and equipment due to the impact of the merger with Sterling.
Intangible assets amortization increased $20.3 million, or 598.1%, from $3.4 million for the nine months ended
September 30, 2021 to $23.7 million for the nine months ended September 30, 2022, due to the additional amortization expense related to the core deposit and customer relationship intangible assets acquired in connection with the Sterling merger and Bend acquisition.
Professional and outside services increased $53.1 million, or 140.4%, from $37.9 million for the nine months ended September 30, 2021 to $91.0 million for the nine months ended September 30, 2022, primarily due to a $40.8 million increase in merger-related expenses, particularly as it relates to advisory, legal, and consulting fees, and an increase in other professional service costs due to the impact of the merger with Sterling, partially offset by a decrease in strategic initiative charges.
Deposit insurance increased $8.4 million, or 73.0%, from $11.6 million for the nine months ended September 30, 2021 to $20.0 million for the nine months ended September 30, 2022, primarily due to an increase in the Company's deposit insurance assessment base resulting from the merger with Sterling.
Other expense increased $64.8 million, or 115.6%, from $56.1 million for the nine months ended September 30, 2021 to $120.9 million for the nine months ended September 30, 2022, primarily due to an overall increase in other expenses due to the impact of the merger with Sterling, which includes $6.2 million of operating lease depreciation, along with a $12.5 million increase in merger-related expenses, particularly as it relates to disposals of property and equipment, and a $10.5 million common stock contribution to the Webster Bank Charitable Foundation.

Income Taxes
Comparison to Prior Year Quarter
Webster recognized income tax expense of $64.1 million and $29.8 million for the three months ended September 30, 2022, and 2021, respectively, reflecting effective tax rates of 21.5% and 23.7%, respectively.
The increase in income tax expense is due to a higher level of pre-tax income recognized during the three months ended September 30, 2022, resulting from the impact of the Company's merger with Sterling. The decrease in the effective tax rate primarily reflects increased tax-exempt income and net benefits from tax credits in 2022 as compared to 2021 (including increases in the amounts estimated for the full year 2022 in Webster's estimated annual effective tax rate computation at September 30, 2022), resulting from the merger with Sterling. These factors were partially offset by the effects of a higher level of pre-tax income and rate of state and local tax (SALT) in 2022 as compared to 2021, and a $2.9 million deferred SALT expense recognized during the three months ended September 30, 2022, each also resulting from the merger with Sterling.
Comparison to Prior Year to Date
Webster recognized income tax expense of $85.3 million and $94.0 million for the nine months ended September 30, 2022, and 2021, respectively, reflecting effective tax rates of 17.6% and 24.0%, respectively.
The decrease in both income tax expense and the effective tax rate primarily reflects the one-time charges incurred by the Company during the nine months ended September 30, 2022, as a result of the merger with Sterling, along with a $10.9 million net deferred SALT benefit recognized during the nine months ended September 30, 2022, associated with the merger with Sterling, which includes a $9.9 million benefit recognized during the three months ended March 31, 2022, related to a change in management's estimate about the realizability of its SALT deferred tax assets (DTAs) due to an estimated increase in future taxable income.
At September 30, 2022, and December 31, 2021, Webster recorded a valuation allowance on its DTAs of $29.2 million and $37.4 million, respectively. The $29.2 million at September 30, 2022, reflects a reduction of $9.9 million for the change in estimate discussed above, and includes a $1.7 million valuation allowance related to the Bend acquisition. At
September 30, 2022, and December 31, 2021, Webster's gross DTAs included $67.1 million and $64.4 million, respectively, applicable to SALT net operating loss carryforwards that are available to offset future taxable income. The $67.1 million at September 30, 2022, includes $5.6 million related to the Sterling merger and $1.1 million related to the Bend acquisition. Webster's total gross DTAs at September 30, 2022, also included $5.6 million and $0.5 million, respectively, of federal net operating loss and credit carryforwards related to the Sterling merger and Bend acquisition, which are subject to annual limitations on utilization.
The ultimate realization of DTAs is dependent on the generation of future taxable income during the periods in which the net operating loss and credit carryforwards are available. In making its assessment, management considers the Company's forecasted future results of operations, estimates the content and apportionment of its income by legal entity over the near term for SALT purposes, and also applies longer-term growth rate assumptions. Based on its estimates, management believes it is more likely than not that the Company will realize its DTAs, net of the valuation allowance, at September 30, 2022. However, it is possible that some or all of Webster's net operating loss and credit carryforwards could expire unused, or that more net operating loss and credit carryforwards could be utilized than estimated, either as a result of changes in future forecasted levels of taxable income or if future economic or market conditions or interest rates were to vary significantly from the Company's forecasts and, in turn, impact its future results of operations.
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA includes various tax provisions, which are generally effective for tax years beginning on or after January 1, 2023. While Webster is still evaluating these tax law changes, it does not expect them to have a material impact on the Company's consolidated financial statements.
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
Consumer Banking serves individual customers and small businesses with less than $2 million of revenues by offering consumer deposits, residential mortgages, home equity lines, secured and unsecured loans, debit and credit card products, and investment services. Consumer Banking operates a distribution network consisting of 201 banking centers and 354 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and the New York Metro and Suburban markets.
Management anticipates that the presentation of Consumer Banking's operating results in the fourth quarter of 2022 will be impacted by a restructuring of the process by which the Company offers brokerage, investment advisory, and certain insurance-related services to customers. The staff providing these services, which had previously been employees of Webster Bank at September 30, 2022, will now be employees of a third-party service provider. As a result, Webster will recognize income from this program on a net basis, which will reduce gross reported non-interest income and corresponding compensation non-interest expense. This restructuring is not expected to have a significant net impact on PPNR.

Commercial Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net interest income	$333,554	$152,012	$954,044	$434,087
Non-interest income	40,497	22,782	128,670	59,536
Non-interest expense	102,415	50,244	294,375	142,803
Pre-tax, pre-provision net revenue	$271,636	$124,550	$788,339	$350,820
Comparison to Prior Year Quarter
Commercial Banking's PPNR increased $147.1 million, or 118.1%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $181.6 million increase in net interest income is primarily attributed to incremental loan and deposit balances acquired from Sterling, loan and deposit growth, and higher interest rates. The $17.7 million increase in non-interest income is primarily attributed to incremental fee income due to the merger, partially offset by lower direct investment income. The $52.2 million increase in non-interest expense is primarily attributed to incremental expenses incurred related to the acquired Sterling commercial business, and costs to support growth within the loan and deposit portfolios.
Comparison to Prior Year to Date
Commercial Banking's PPNR increased $437.5 million, or 124.7%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $520.0 million increase in net interest income is primarily attributed to incremental loan and deposit balances acquired from Sterling, loan and deposit growth, and higher interest rates. The $69.1 million increase in non-interest income is primarily attributed to incremental fee income due to the merger, as well as increased client hedging activity and loan and lease related fees, partially offset by lower direct investment income. The $151.6 million increase in non-interest expense is primarily attributed to incremental expenses incurred related to the acquired Sterling commercial business, and costs to support growth within the loan and deposit portfolios.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2022	At December 31, 2021
Loans and leases	$38,493,281	$15,209,515
Deposits	20,828,493	9,519,362
Assets under administration / management (off-balance sheet)	2,121,313	2,869,385
Loans and leases increased $23.3 billion, or 153.1%, at September 30, 2022 as compared to December 31, 2021, primarily due to the merger with Sterling, as well as growth within the commercial real estate and the commercial non-mortgage categories. Total portfolio originations for the nine months ended September 30, 2022 and 2021 were $10.6 billion and $3.9 billion, respectively. The $6.7 billion increase was primarily attributed to the merger with Sterling, along with increased commercial non-mortgage and commercial real estate originations.
Deposits increased $11.3 billion, or 118.8%, at September 30, 2022 as compared to December 31, 2021, primarily due to the merger with Sterling.
Commercial Banking held $0.5 billion and $0.8 billion in assets under administration and $1.6 billion and $2.1 billion in assets under management at September 30, 2022 and December 31, 2021, respectively. The combined decrease of $0.8 billion, or 26.1%, was primarily due to lower valuations in the equity markets during the nine months ended September 30, 2022.

HSA Bank
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net interest income	$58,567	$42,074	$152,702	$126,376
Non-interest income	25,842	24,756	79,352	78,315
Non-interest expense	36,725	32,374	110,674	100,802
Pre-tax net revenue	$47,684	$34,456	$121,380	$103,889
Comparison to Prior Year Quarter
HSA Bank's pre-tax net revenue increased $13.2 million, or 38.4%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense. The $16.5 million increase in net interest income is primarily attributed to an increase in the net interest rate spread on deposits and overall deposit growth. The $1.1 million increase in non-interest income is primarily due to higher interchange income from increased debit card spending. The $4.4 million increase in non-interest expense is primarily attributed to incremental expenses from Bend's acquired business, as well as an increase in compensation, temporary help, and travel expenses.
Comparison to Prior Year to Date
HSA Bank's pre-tax net revenue increased $17.5 million, or 16.8%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense. The $26.3 million increase in net interest income is primarily attributed to an increase in the net interest rate spread on deposits and overall deposit growth. The $1.1 million increase in non-interest income is primarily due to higher interchange income from increased debit card spending. The $9.9 million increase in non-interest expense is primarily attributed to incremental expenses from Bend's acquired business, as well as an increase in temporary help, consulting, and travel expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2022	At December 31, 2021
Deposits	$7,889,296	$7,397,997
Assets under administration, through linked investment accounts (off-balance sheet)	3,232,793	3,718,610
Deposits increased $491.3 million, or 6.6%, at September 30, 2022 as compared to December 31, 2021, primarily due to an increase in the number of account holders and organic deposit growth, which was partially offset by a decrease in third party administrator deposits. HSA Bank's deposits accounted for approximately 14.6% and 24.8% of Webster's total consolidated deposits at September 30, 2022 and December 31, 2021, respectively, with the lower mix driven by the inflow of deposits as a result of the merger with Sterling.
Assets under administration, through linked investment accounts, decreased $485.8 million, or 13.1%, at September 30, 2022 as compared to December 31, 2021, primarily due to lower valuations in the equity markets during the nine months ended September 30, 2022, which was partially offset by additional account holders and balances from the acquisition of Bend.

Consumer Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net interest income	$195,748	$98,572	$511,712	$281,012
Non-interest income	33,842	24,292	92,541	71,262
Non-interest expense	109,588	73,212	312,464	222,672
Pre-tax, pre-provision net revenue	$120,002	$49,652	$291,789	$129,602
Comparison to Prior Year Quarter
Consumer Banking's PPNR increased $70.4 million, or 141.7%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $97.2 million increase in net interest income is primarily attributed to incremental loan and deposit balances acquired from Sterling, loan and deposit growth, and higher interest rates. The $9.6 million increase in non-interest income is primarily attributed to incremental fee income due to the merger, coupled with higher deposit servicing fees, loan and lease related fees, and investment services income, partially offset by lower mortgage banking activities. The $36.4 million increase in non-interest expense is primarily attributed to incremental expenses incurred related to the acquired Sterling consumer business, partially offset by lower shared services charges.
Comparison to Prior Year to Date
Consumer Banking's PPNR increased $162.2 million, or 125.1%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $230.7 million increase in net interest income is primarily attributed to incremental loan and deposit balances acquired from Sterling, loan and deposit growth, and lower interest paid on deposits. The $21.3 million increase in non-interest income is primarily attributed to incremental fee income due to the merger, as well as higher deposit servicing and loan and lease related fees, partially offset by lower mortgage banking activities. The $89.8 million increase in non-interest expense is primarily attributed to incremental expenses incurred related to the acquired Sterling consumer business, which was partially offset by the benefits of cost savings initiatives implemented over the course of 2021.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2022	At December 31, 2021
Loans	$9,302,048	$7,062,182
Deposits	23,859,373	12,926,302
Assets under administration (off-balance sheet)	7,369,382	4,332,901
Loans increased $2.2 billion, or 31.7%, at September 30, 2022 as compared to December 31, 2021, primarily due to the merger with Sterling and growth in residential mortgages, partially offset by the forgiveness of PPP loans and the continued run-off of consumer Lending Club loans. Total portfolio originations for the nine months ended September 30, 2022 and 2021 were $2.1 billion and $2.5 billion, respectively. The $0.4 billion decrease was primarily attributed to increased market rates, which resulted in lower residential mortgage loan originations, as well as the cessation of PPP loan originations effective
May 31, 2021.
Deposits increased $10.9 billion, or 84.6%, at September 30, 2022 as compared to December 31, 2021, primarily due to the merger with Sterling, partially offset by attrition from maturing certificates of deposits.
Consumer Banking held $7.4 billion and $4.3 billion in assets under administration at September 30, 2022, and
December 31, 2021, respectively. The $3.1 billion increase was primarily due to the merger with Sterling, partially offset by lower valuations in the equity markets during the nine months ended September 30, 2022.

Financial Condition
Total assets increased $34.2 billion, or 97.8%, from $34.9 billion at December 31, 2021 to $69.1 billion at September 30, 2022. The change in total assets was primarily attributed to the following:
•Total investment securities, net increased $4.2 billion, with increases of $3.9 billion and $0.3 billion in the available-for-sale and held-to-maturity portfolios, respectively, primarily due to $4.4 billion of investment securities acquired from Sterling in the merger, all of which were classified as available-for-sale based on Webster's intent at closing, and purchases exceeding paydown activities, partially offset by an increase in net unrealized losses within the available-for-sale portfolio;
•Loans and leases increased $25.6 billion, with increases of $23.3 billion and $2.3 billion in the commercial and consumer portfolios, respectively, primarily due to $20.5 billion of gross loans and leases acquired from Sterling in the merger, which included a $317.6 million purchase discount. Webster also originated $12.7 billion of loans and leases during the nine months ended September 30, 2022, particularly across the commercial non-mortgage and commercial real estate categories. These increases were partially offset by net paydowns, commercial portfolio loan sales, the forgiveness of PPP loans, and the run-off of consumer Lending Club loans. In addition, Webster recorded $88.0 million and $175.1 million of initial ACL for the PCD and non-PCD loans and leases acquired from Sterling, respectively, which primarily contributed to the $273.1 million increase in the ACL on loans and leases.
•Goodwill and other net intangible assets increased a combined $2.2 billion. Goodwill increased $2.0 billion, which reflects the $1.9 billion and $36.0 million recognized in connection with the Sterling merger and Bend acquisition, respectively. The $189.4 million increase in other net intangible assets is due to the $119.1 million core deposit and $94.0 million customer relationship intangible assets acquired from Sterling and Bend, respectively, partially offset by year to date amortization charges; and
•Accrued interest receivable and other assets increased $937.5 million, primarily due to $959.5 million of balances acquired from Sterling in the merger. Notable increases include $153.5 million in accrued interest receivable, $61.9 million in alternative investments, $607.3 million in LIHTC investments, and a combined $41.2 million in accounts receivable and prepaid expenses. These increases were partially offset by a decrease of $84.7 million in treasury derivative assets.
Total liabilities increased $29.7 billion, or 94.5%, from $31.5 billion at December 31, 2021 to $61.2 billion at
September 30, 2022. The change in total liabilities was primarily attributed to the following:
•Total deposits increased $24.2 billion, with increases of $6.8 billion and $17.4 billion in non-interest bearing deposits and interest-bearing deposits, respectively, primarily due to $23.3 billion of deposits assumed from Sterling in the merger;
•Securities sold under agreements to repurchase and other borrowings increased $0.6 billion, primarily due to the purchase of $1.0 billion in federal funds, partially offset by a decrease of $0.4 billion in securities sold under agreements to repurchase resulting from the extinguishment of two $100 million structured repurchase agreements and the timing of maturities during the third quarter of 2022;
•FHLB advances increased $3.5 billion, primarily due to short-term funding needs.
•Long-term debt increased $511.9 million, primarily due to $499.0 million aggregate par value of subordinated notes assumed from Sterling in the merger, adjusted for a $17.9 million purchase premium, which is being amortized over the remaining lives of the subordinated notes; and
•Accrued expenses and other liabilities increased $984.9 million, primarily due to $595.3 million of balances assumed from Sterling in the merger, and the timing of payments for compensation and benefits and professional services. Other notable increases include $424.4 million in treasury derivative liabilities, $99.3 million in operating lease liabilities, and $300.2 million in unfunded commitments for LIHTC investments.
Total shareholders' equity increased $4.4 billion, or 127.6%, from $3.4 billion at December 31, 2021 to $7.8 billion at September 30, 2022. The change in total shareholders' equity was attributed to the following:
•Common shares issued in the merger with Sterling totaling approximately $5.0 billion, of which $43.9 million pertained to replacement share-based compensation awards;
•The conversion of Sterling Series A preferred stock into Webster Series G preferred stock at a fair value of $138.9 million;
•Net income recognized of $399.5 million;
•Dividends paid to common and preferred shareholders of $178.0 million and $11.8 million, respectively;
•Other comprehensive loss, net of tax, of $714.3 million, primarily due to market value decreases in the Company's available-for-sale securities portfolio and cash flow hedges;
•A common stock contribution of $10.5 million to the Webster Bank Charitable Foundation;
•Employee share-based compensation plan activity of $43.2 million, inclusive of restricted stock amortization and forfeitures, and stock options exercised of $0.6 million; and
•Repurchases of common stock of $319.3 million under the Company's common stock repurchase program and $22.5 million related to employee share-based compensation plans.

Investment Securities
Through its Corporate Treasury function, Webster maintains and invests in debt securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage the Company's interest-rate risk. Webster's debt securities are classified into two major categories: available-for-sale and held-to-maturity.
The Asset/Liability Committee (ALCO) manages the Company's debt securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the Office of the Comptroller of the Currency (OCC) may further establish individual limits on certain types of investments if the concentration in such investment presents a safety and soundness concern. At September 30, 2022 and December 31, 2021, Webster had investment securities with a total net carrying value of $14.6 billion and $10.4 billion, respectively, with an average risk weighting for regulatory purposes of 19.2% and 12.5%, respectively. Although the Bank held the entirety of Webster's investment portfolio at both September 30, 2022 and December 31, 2021, the Holding Company may also directly hold investments.
The following table summarizes the balances and percentage composition of Webster's investment securities:

	At September 30, 2022		At December 31, 2021
(In thousands)	Amount	%	Amount	%
Available-for-sale:
U.S. Treasury notes	$713,263	8.8%	$396,966	9.4%
Government agency debentures	269,028	3.3	—	—
Municipal bonds and notes	1,697,145	21.0	—	—
Agency CMO	63,861	0.8	90,384	2.2
Agency MBS	2,197,349	27.2	1,593,403	37.6
Agency CMBS	1,455,919	18.0	1,232,541	29.1
CMBS	922,928	11.4	886,263	20.9
CLO	7,203	0.1	21,847	0.5
Corporate debt	702,172	8.7	13,450	0.3
Private label MBS	44,310	0.6	—	—
Other	11,866	0.1	—	—
Total available-for-sale	$8,085,044	100.0%	$4,234,854	100.0%
Held-to-maturity:
Agency CMO	$29,854	0.5%	$42,405	0.7%
Agency MBS	2,701,984	41.5	2,901,593	46.8
Agency CMBS	2,691,955	41.4	2,378,475	38.4
Municipal bonds and notes (1)	930,390	14.3	705,918	11.4
CMBS	151,864	2.3	169,948	2.7
Total held-to-maturity	$6,506,047	100.0%	$6,198,339	100.0%
Total investment securities	$14,591,091		$10,433,193
(1)The balances at both September 30, 2022 and December 31, 2021, exclude the ACL recorded on held-to-maturity debt securities of $0.2 million.
Available-for-sale debt securities increased $3.9 billion, or 90.9%, from $4.2 billion at December 31, 2021 to $8.1 billion at September 30, 2022, primarily due to the merger with Sterling, as the Company acquired $4.4 billion of debt securities at fair value on January 31, 2022, all of which were classified as available-for-sale based on Webster's intent at closing. The debt securities acquired from Sterling resulted in a $221.6 million net purchase premium over par value accounted for as a yield adjustment using the effective interest method. Webster also purchased an additional $1.1 billion of available-for sale debt securities during the nine months ended September 30, 2022. These increases were partially offset by an increase in net unrealized losses, as well as paydowns, maturities, sales, and net premium amortization activities during the nine months ended September 30, 2022, particularly across the Agency MBS, Agency CMBS, Municipal bonds and notes, and CMBS categories.

The tax-equivalent yield in the available-for-sale portfolio was 2.38% for the three months ended September 30, 2022 and 2.20% for the nine months ended September 30, 2022, as compared to 1.74% for the three months ended September 30, 2021 and 1.80% for the nine months ended September 30, 2021. The 64 basis point and 40 basis point increases, respectively, are attributed to higher rates on securities purchased during the nine months ended September 30, 2022. Available-for-sale debt securities are evaluated for credit losses on a quarterly basis. At September 30, 2022 and December 31, 2021, gross unrealized losses were $941.8 million and $34.3 million, respectively. The $907.5 million increase is primarily due to the increased portfolio size from the merger with Sterling, and higher market rates. Because these unrealized losses were attributable to factors other than credit deterioration, no ACL was recorded during the current period. At September 30, 2022, Webster did not intend to sell these investment securities, and it is more likely than not that the Company will not be required to sell these securities prior to the anticipated recovery of their cost basis.
Held-to-maturity investment securities increased $0.3 billion, or 5.0%, from $6.2 billion at December 31, 2021 to $6.5 billion at September 30, 2022, primarily due to purchases exceeding paydowns, maturities, and net premium amortization, particularly across the Agency CMBS, Agency MBS, and Municipal bonds and notes categories. The tax-equivalent yield in the held-to-maturity portfolio was 2.43% for the three months ended September 30, 2022, as compared to 2.17% for the three months ended September 30, 2021. The 26 basis point increase is attributed to higher rates on securities purchased in the current period. The tax equivalent yield in the held-to-maturity portfolio remained flat at 2.25% for the nine months ended September 30, 2022 and 2021. Held-to-maturity debt securities are evaluated for credit losses on a quarterly basis under the current expected credit losses (CECL) methodology. At September 30, 2022 and December 31, 2021, gross unrealized losses were $856.8 million and $55.7 million, respectively. The $801.1 million increase is primarily due to higher market rates. The ACL on held-to-maturity debt securities was $0.2 million at both September 30, 2022 and December 31, 2021.
The following table summarizes the amortized cost of investment securities by contractual maturity, along with the respective weighted-average yields:

	At September 30, 2022
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
U.S. Treasury notes	$—	—%	$713,263	1.05%	$—	—%	$—	—%	$713,263	1.05%
Government agency debentures	9,992	0.47	72,995	2.42	—	—	186,041	3.22	269,028	2.90
Municipal bonds and notes	31,145	1.13	194,575	1.42	624,713	1.48	846,712	1.58	1,697,145	1.51
Agency CMO	—	—	643	2.69	3,762	2.72	59,456	2.63	63,861	2.63
Agency MBS	31	(2.16)	7,737	1.15	152,775	1.52	2,036,806	2.20	2,197,349	2.15
Agency CMBS	—	—	87,421	1.05	43,676	1.40	1,324,822	2.07	1,455,919	1.98
CMBS	—	—	67,462	3.88	49,188	4.22	806,278	4.38	922,928	4.33
CLO	—	—	7,203	4.26	—	—	—	—	7,203	4.26
Corporate debt	14,942	1.48	205,176	2.26	428,059	3.17	53,995	2.99	702,172	2.86
Private label MBS	—	—	—	—	—	—	44,310	4.01	44,310	4.01
Other	2,714	5.20	4,923	3.80	4,229	2.71	—	—	11,866	3.73
Total available-for-sale	$58,824	1.29%	$1,361,398	1.53%	$1,306,402	2.15%	$5,358,420	2.46%	$8,085,044	2.24%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$29,854	2.52%	$29,854	2.52%
Agency MBS	5	4.30	2,158	2.44	25,608	2.27	2,674,213	2.27	2,701,984	2.27
Agency CMBS	—	—	—	—	136,809	2.67	2,555,146	2.09	2,691,955	2.12
Municipal bonds and notes	2,153	3.10	50,225	3.27	171,648	2.74	706,364	3.18	930,390	3.10
CMBS	—	—	—	—	—	—	151,864	2.72	151,864	2.72
Total held-to-maturity	$2,158	3.10%	$52,383	3.24%	$334,065	2.67%	$6,117,441	2.31%	$6,506,047	2.34%
Total investment securities	$60,982	1.35%	$1,413,781	1.59%	$1,640,467	2.25%	$11,475,861	2.38%	$14,591,091	2.29%
(1)Weighted-average yields were calculated using amortized cost on a fully-tax equivalent basis, assuming a 21% tax rate.
Additional information regarding the Company's available-for-sale and held-to-maturity investment securities' portfolios can be found within Note 3: Investment Securities in the Notes to Condensed Consolidated Financial Statements contained in
Part I - Item 1. Financial Statements.

Loans and Leases
The following table summarizes the amortized cost and percentage composition of Webster's loans and leases:

	At September 30, 2022		At December 31, 2021
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$15,148,507	31.7%	$6,882,480	30.9%
Asset-based	1,803,719	3.8	1,067,248	4.8
Commercial real estate	12,742,888	26.6	5,463,321	24.5
Multi-family	6,119,731	12.8	1,139,859	5.1
Equipment financing	1,764,289	3.7	627,058	2.8
Warehouse lending	894,438	1.9	—	—
Residential	7,617,955	15.9	5,412,905	24.3
Home equity	1,662,756	3.5	1,593,559	7.2
Other consumer	69,592	0.1	85,299	0.4
Total loans and leases (1)	$47,823,875	100.0%	$22,271,729	100.0%
(1)The amortized cost balances at September 30, 2022 and December 31, 2021, exclude the ACL recorded on loans and leases of $574.3 million and $301.2 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At September 30, 2022
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$164,247	$505,879	$1,830,429	$1,515,495	$4,016,050
Asset-based	—	58,777	—	—	58,777
Commercial real estate	576,688	1,625,871	1,080,643	119,083	3,402,285
Multi-family	229,342	1,662,819	1,550,600	42,389	3,485,150
Equipment financing	180,853	1,260,801	313,144	—	1,754,798
Residential	986	60,817	438,798	4,881,671	5,382,272
Home equity	4,320	24,743	182,684	184,411	396,158
Other consumer	14,603	18,622	415	2,515	36,155
Total fixed rate loans and leases	$1,171,039	$5,218,329	$5,396,713	$6,745,564	$18,531,645
Variable rate:
Commercial non-mortgage	$2,423,709	$7,825,876	$764,243	$118,629	$11,132,457
Asset-based	435,209	1,304,263	5,470	—	1,744,942
Commercial real estate	1,666,556	4,726,929	2,237,022	710,096	9,340,603
Multi-family	438,516	826,859	1,272,258	96,948	2,634,581
Equipment financing	1,838	7,653	—	—	9,491
Warehouse lending	782,624	111,814	—	—	894,438
Residential	753	11,340	330,087	1,893,503	2,235,683
Home equity	3,711	8,209	166,924	1,087,754	1,266,598
Other consumer	3,582	21,091	1,165	7,599	33,437
Total variable rate loans and leases	$5,756,498	$14,844,034	$4,777,169	$3,914,529	$29,292,230
Total loans and leases (1)	$6,927,537	$20,062,363	$10,173,882	$10,660,093	$47,823,875
(1)Amounts due exclude total accrued interest receivable of $175.8 million.
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
Commercial real estate loans, including multi-family, are subject to underwriting standards and processes similar to those for commercial non-mortgage, asset-based, equipment finance, and warehouse lending loans. These loans are primarily viewed as cash flow loans, and secondarily as loans secured by real estate. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located, and the tenants of the property securing the loan. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which reduces the Company's exposure to adverse economic events that may affect a particular market. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. All transactions are appraised to determine market value. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. Management periodically utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its commercial real estate loan portfolio.
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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $273.1 million, or 90.7%, from $301.2 million at December 31, 2021, to $574.3 million at September 30, 2022, primarily due to the initial ACL of $88.0 million and $175.1 million recorded for PCD and non-PCD loans and leases, respectively, that were acquired from Sterling, as well as organic loan growth and commercial portfolio optimization initiatives. The establishment of the initial ACL for PCD loans and leases is net of $48.3 million in charge-offs, which were recognized upon completion of the merger in accordance with GAAP.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At September 30, 2022		At December 31, 2021
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$182,657	31.8%	$111,351	37.0%
Asset-based	20,411	3.6	6,481	2.2
Commercial real estate	218,086	38.0	114,493	38.0
Multi-family	68,969	12.0	19,414	6.4
Equipment financing	25,387	4.4	6,138	2.0
Warehouse lending	805	0.1	—	—
Residential	23,084	4.0	15,628	5.2
Home equity	32,342	5.6	23,523	7.8
Other consumer	2,584	0.5	4,159	1.4
Total ACL on loans and leases	$574,325	100.0%	$301,187	100.0%
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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	At September 30, 2022	At December 31, 2021
Non-performing loans and leases (1)	$209,516	$109,778
Total loans and leases	47,823,875	22,271,729
Non-performing loans and leases as a percentage of loans and leases	0.44%	0.49%

Non-performing assets (1)	$211,627	$112,590
Total loans and leases	$47,823,875	$22,271,729
Add: OREO	2,111	2,812
Total loans and leases plus OREO	$47,825,986	$22,274,541
Non-performing assets as a percentage of loans and leases plus OREO	0.44%	0.51%

Non-performing assets (1)	$211,627	$112,590
Total assets	69,052,566	34,915,599
Non-performing assets as a percentage of total assets	0.31%	0.32%

ACL on loans and leases	$574,325	$301,187
Non-performing loans and leases (1)	209,516	109,778
ACL on loans and leases as a percentage of non-performing loans and leases	274.12%	274.36%

ACL on loans and leases	$574,325	$301,187
Total loans and leases	47,823,875	22,271,729
ACL on loans and leases as a percentage of loans and leases	1.20%	1.35%

ACL on loans and leases	$574,325	$301,187
Net charge-offs	62,740	3,829
Ratio of ACL on loans and leases to net charge-offs (2)	9.15x	78.66x
(1)Non-performing assets balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)Calculated for the September 30, 2022 period based on annualized year-to-date net charge-offs.

The following tables summarize net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	At or for the three months ended September 30,
	2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$24,388	$14,404,363	0.68%	$1,558	$6,660,084	0.09%
Asset-based	(1)	1,811,073	—	—	956,535	—
Commercial real estate	4,684	12,430,026	0.15	12	5,344,168	—
Multi-family	201	6,073,051	0.01	—	1,165,932	—
Equipment financing	671	1,741,214	0.15	11	620,174	0.01
Warehouse lending	—	635,203	—	—	—	—
Residential	(515)	7,384,704	(0.03)	(584)	5,036,329	(0.05)
Home equity	(1,285)	1,673,477	(0.31)	(636)	1,651,219	(0.15)
Other consumer	383	76,567	2.00	560	104,072	2.15
Total	$28,526	$46,229,678	0.25%	$921	$21,538,513	0.02%

	At or for the nine months ended September 30,
	2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$42,023	$12,917,615	0.43%	$2,035	$6,877,938	0.04%
Asset-based	(48)	1,735,435	—	(1,426)	930,290	(0.20)
Commercial real estate	7,410	10,850,895	0.09	5,319	5,339,430	0.13
Multi-family	404	5,830,630	0.01	—	1,054,557	—
Equipment financing	1,030	1,645,453	0.08	96	612,714	0.02
Warehouse lending	—	518,941	—	—	—	—
Residential	(1,067)	6,874,793	(0.02)	(1,039)	4,833,120	(0.03)
Home equity	(3,652)	1,668,474	(0.29)	(2,870)	1,705,826	(0.22)
Other consumer	955	83,290	1.53	2,959	124,092	3.18
Total	$47,055	$42,125,526	0.15%	$5,074	$21,477,967	0.03%
(1)Percentage represents annualized year-to-date net charge-offs (recoveries) to average loans and leases within the comparable category.
Net charge-offs as a percentage of average loans and leases were 0.25% and 0.15% for the three and nine months ended September 30, 2022, respectively, and 0.02% and 0.03% for the three and nine months ended September 30, 2021, respectively. The increased level of net charge-offs is primarily attributed to commercial portfolio optimization initiatives, as well as favorable credit performance in 2021 as the economy benefited from the support of federal stimulus programs.
Liquidity and Capital Resources
Webster manages its cash flow requirements through proactive liquidity measures at both the Holding Company and Webster Bank in order to maintain stable, cost-effective funding and to promote overall balance sheet strength. The liquidity position of the Company is continuously monitored and adjustments are made to balance sources and uses of funds, as needed. At September 30, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Further, management is not aware of any regulatory recommendations regarding liquidity, that if implemented, would have a material adverse effect on the Company.
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

There are certain restrictions on Webster Bank's payment of dividends to the Holding Company, which are described within Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in
Part I - Item 1. Financial Statements, and in the section captioned "Supervision and Regulation" in Part I - Item 1. Business of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended
September 30, 2022, Webster Bank paid $375.0 million in dividends to the Holding Company. At September 30, 2022, there were $544.5 million of retained earnings available for the payment of dividends by Webster Bank to the Holding Company. On October 25, 2022, Webster Bank was approved to pay the Holding Company $100.0 million in dividends during the fourth quarter of 2022.
The quarterly cash dividend to common shareholders remained at $0.40 per common share during the three months ended September 30, 2022. On October 25, 2022, it was announced that Webster’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on its common stock. For its Series F Preferred Stock and Series G Preferred Stock, Webster declared quarterly cash dividends of $328.125 per share and $16.25 per share, respectively. Webster continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
Webster maintains a common stock repurchase program, which was approved by the Board of Directors, that authorizes management to purchase shares of its common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan subject to certain conditions. On April 27, 2022, the Board of Directors increased Webster's authority to repurchase shares of its common stock under the repurchase program by $600.0 million in shares. During the nine months ended September 30, 2022, the Company repurchased 6,336,742 shares under the program at a weighted-average price of $50.38 per share totaling $319.3 million. The remaining purchase authority at September 30, 2022 was $404.2 million. In addition, the Company will periodically acquire common shares outside of the repurchase program related to stock compensation plan activity. During the nine months ended September 30, 2022, a total of 392,670 shares were repurchased at a weighted-average price of $57.40 per share totaling $22.5 million for this purpose.
The IRA, which was signed into law on August 16, 2022, imposes a 1% excise tax on net repurchases of stock by certain publicly traded corporations, including Webster. The excise tax is to be imposed on the value of the net stock repurchased, or treated as repurchased, and will apply to the Company's stock repurchases that occur after December 31, 2022.
On July 8, 2022, the Holding Company made an unrestricted and unconditional contribution of 242,270 Webster common shares to the Webster Bank Charitable Foundation, a nonprofit charitable organization with a focus on education and community development that serves communities in the Greater New York City, Lower Hudson Valley, Long Island, and New Jersey areas. The fair value of these shares based on their closing price on the contribution date was $10.5 million.
Webster Bank Liquidity. Webster Bank's primary source of funding is core deposits. Including time deposits, Webster Bank had a loan to total deposit ratio of 88.5% and 74.6% at September 30, 2022 and December 31, 2021, respectively. The 13.9% point increase is attributed to loan growth exceeding deposit growth.
Webster Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At September 30, 2022, Webster Bank exceeded all regulatory liquidity requirements. Webster has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.
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
Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the Company to maintain minimum ratios of Common Equity Tier 1 Capital, defined by Basel III capital rules (CET1 capital), Tier 1 capital, Total capital to risk-weighted assets, and Tier 1 capital to average tangible assets (as defined in the regulations). At September 30, 2022, both Webster Financial Corporation and Webster Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.

In accordance with regulatory capital rules, Webster elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, capital ratios will begin to phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption during the initial two years. For 2022, 2023, and 2024, Webster is allowed 75%, 50%, and 25% of the regulatory capital benefit as of December 31, 2021, respectively, with full absorption occurring in 2025. At September 30, 2022, the benefit allowed from the delayed CECL adoption resulted in a 9, 9, and 6 basis point increase to Webster Financial Corporation's and Webster Bank's CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), respectively, and a 2 basis point decrease to Total capital to total risk-weighted assets (Total risk-based capital). Both Webster Financial Corporation's and Webster Bank's regulatory ratios remain in excess of being well-capitalized, even without the benefit of the delayed CECL adoption impact.
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
Total deposits were $54.0 billion and $29.8 billion at September 30, 2022 and December 31, 2021, respectively. The $24.2 billion increase was primarily attributed to the deposits assumed from Sterling in the merger. Customer preferences for maintaining liquidity resulted in higher balances across savings and money market accounts, as customers with maturing time deposits opted to migrate to more liquid products. The aggregate amount of time deposits accounts that exceeded the FDIC limit of $250,000 represented 1.0% and 0.9% of total deposits at September 30, 2022 and December 31, 2021, respectively.

The following tables summarize daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended September 30,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$13,590,667	—%	$7,182,116	—%
Interest-bearing:
Checking	9,274,538	0.37	4,047,823	0.04
Health savings accounts	7,854,425	0.06	7,346,239	0.08
Money market	11,287,581	0.71	3,839,594	0.11
Savings	9,236,443	0.22	5,476,286	0.02
Time deposits	2,716,885	0.37	1,957,286	0.27
Total interest-bearing	40,369,872	0.37	22,667,228	0.08
Total average deposits	$53,960,539	0.28%	$29,849,344	0.06%

	Nine months ended September 30,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$12,758,489	—%	$6,800,456	—%
Interest-bearing:
Checking	8,797,586	0.19	3,841,335	0.04
Health savings accounts	7,809,082	0.06	7,414,332	0.09
Money market	10,609,705	0.37	3,418,564	0.11
Savings	8,480,071	0.10	5,319,863	0.02
Time deposits	2,649,328	0.25	2,146,218	0.39
Total interest-bearing	38,345,772	0.20	22,140,312	0.10
Total average deposits	$51,104,261	0.15%	$28,940,768	0.07%

The following table summarizes total uninsured deposits:

(In thousands)	At September 30, 2022	At December 31, 2021
Uninsured deposits (1)	$22,129,266	$10,936,416
(1)A portion of Webster’s total uninsured deposits are estimated based on the same methodologies and assumptions used for regulatory reporting requirements.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	September 30, 2022
Portion of U.S. time deposits in excess of insurance limit	$377,882
Time deposits otherwise uninsured with a maturity of: (1)
3 months or less	$98,503
Over 3 months through 6 months	281,208
Over 6 months through 12 months	33,845
Over 12 months	9,688
(1)Includes $45.4 million of Eurodollar deposits, all of which are due within 3 months or less.
Additional information regarding period-end deposit balances and rates can be found within Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. Webster Bank's primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowed funds were $5.8 billion and $1.2 billion at September 30, 2022 and December 31, 2021, respectively, and represented 8.5% and 3.6% of total assets, respectively. The $4.6 billion increase is primarily attributed to increases of $3.5 billion, $1.0 billion, and $0.5 billion in FHLB advances, federal funds purchased, and long-term debt, respectively, partially offset by a $0.4 billion decrease in securities sold under agreements to repurchase.

Webster Bank had additional borrowing capacity from the FHLB of $3.5 billion and $5.1 billion at September 30, 2022 and December 31, 2021, respectively. The Bank also had additional borrowing capacity from the FRB of $1.1 billion and $1.5 billion at September 30, 2022 and December 31, 2021, respectively. Unpledged investment securities of $6.5 billion at September 30, 2022 could have been used for collateral on borrowings or to increase borrowing capacity by either $6.0 billion with the FHLB or $6.3 billion with the FRB.
Securities sold under agreements to repurchase are generally a form of short-term funding in which the Bank sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $0.3 billion and $0.7 billion at September 30, 2022 and December 31, 2021, respectively. The $0.4 billion decrease is primarily attributed to the extinguishment of two $100 million structured repurchase agreements during the third quarter of 2022, and the overall timing of maturities.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. Federal funds purchased totaled $1.0 billion at September 30, 2022. There were no federal funds purchased at December 31, 2021.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $3.5 billion and $11.0 million at September 30, 2022 and December 31, 2021, respectively. The $3.5 billion increase is primarily attributed short-term funding needs.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, subordinated fixed-to-floating-rate notes maturing in 2029 and 2039, and floating-rate junior subordinated notes maturing in 2033. Long-term debt totaled $1.1 billion and $0.6 billion at September 30, 2022 and December 31, 2021, respectively. The $0.5 billion increase is primarily attributed to the subordinated notes assumed from Sterling in the merger.
The following tables summarize daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended September 30,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$2,402,596	2.25%	$120,714	1.59%
Securities sold under agreements to repurchase	479,308	0.95	544,311	0.52
Federal funds purchased	889,818	2.24	—	—
Long-term debt	1,075,683	3.47	564,692	3.22
Total average borrowings	$4,847,405	2.38%	$1,229,717	1.82%

	Nine months ended September 30,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$1,198,754	1.87%	$131,606	1.54%
Securities sold under agreements to repurchase	528,353	0.88	501,198	0.58
Federal funds purchased	478,038	1.75	21,440	0.08
Long-term debt	1,017,120	3.40	565,866	3.22
Total average borrowings	$3,222,265	2.16%	$1,220,110	1.85%
Additional information regarding period-end borrowings balances and rates can be found within Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Federal Home Loan Bank and Federal Reserve Bank Stock. Webster Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for Webster Bank to maintain its membership and access to advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. Webster Bank held FHLB capital stock of $148.9 million and $11.3 million at September 30, 2022 and December 31, 2021, respectively. The most recent FHLB quarterly cash dividend was paid on November 2, 2022 in an amount equal to an annual yield of 5.16%.
Webster Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. Webster Bank held FRB capital stock of $224.1 million and $60.5 million at September 30, 2022 and December 31, 2021, respectively. The most recent FRB semi-annual cash dividend was paid on June 30, 2022 in an amount equal to an annual yield of 3.03%.
Webster Bank changed its location for the purposes of Federal Reserve Regulation D from the Federal Reserve District of Boston to the Federal Reserve District of New York effective June 1, 2022.

Uses of Funds. Webster enters into various contractual obligations in the normal course of business that require future cash payments and could impact the Company's short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at September 30, 2022. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on Webster's current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	Less than one year	1-3 years	3-5 years	After 5 years	Total
Senior notes	$—	$150,000	$—	$334,796	$484,796
Subordinated notes	—	—	—	499,000	499,000
Junior subordinated debt	—	—	—	77,320	77,320
FHLB advances	3,500,145	122	—	10,450	3,510,717
Securities sold under agreements to repurchase	312,089	—	—	—	312,089
Federal funds purchased	953,325	—	—	—	953,325
Deposits with stated maturity dates	827,351	1,514,650	193,992	33,601	2,569,594
Operating lease liabilities	9,758	73,924	59,442	100,972	244,096
Total contractual obligations	$5,602,668	$1,738,696	$253,434	$1,056,139	$8,650,937
(1)Interest payments on borrowings have been excluded.
In addition, in the normal course of business, Webster offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, and commercial and standby letters of credit, which involve to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $11.2 billion at September 30, 2022 does not necessarily reflect future cash payments.
Webster also enters into commitments to invest in venture capital and private equity funds, as well as low income housing tax credit investments to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $406.1 million at September 30, 2022. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by Webster may not be called.
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
At September 30, 2022, Webster's condensed consolidated balance sheet reflects a liability for uncertain tax positions of $10.4 million and $2.3 million of accrued interest and penalties. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
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
Management measures interest rate risk using simulation analysis to calculate Webster's earnings at risk and equity at risk. Essentially, interest rates are assumed to change up or down in a parallel fashion, and the net interest income results in each scenario are compared to a flat rate based scenario. The flat rate scenario holds the end of period yield curve constant over a twelve month forecasted horizon. At September 30, 2022 and December 31, 2021, the flat rate scenario assumed a federal funds rate of 3.25% and 0.25%, respectively. The federal funds rate target range was 3.00-3.25% at September 30, 2022 and 0-0.25% at December 31, 2021. Since interest rates have begun to rise, management has incorporated both the down 100 and 200 basis point rate scenarios back into its assessment of interest rate risk. As interest rates continue to rise, scenarios that include upward and downward shifts of greater magnitude will also be incorporated.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of 100 and 200 basis points might have on Webster's net interest income over a twelve month period starting at September 30, 2022 and December 31, 2021, as compared to actual net interest income and assuming no changes in interest rates:

	-200bp	-100bp	+100bp	+200bp
September 30, 2022	(7.5)%	(3.6)%	3.7%	8.0%
December 31, 2021	n/a	n/a	4.9%	10.7%
Asset sensitivity in terms of net interest income decreased at September 30, 2022 as compared to December 31, 2021, primarily due to changes in the overall composition and size of the balance sheet on a combined basis post-merger and the relative size and duration of the securities portfolio. Loans at floors have decreased $4.3 billion, from $4.5 billion at December 31, 2021 to $0.2 billion at September 30, 2022. While loans with floors, which are considered "in the money", have the impact of reducing overall asset sensitivity, as interest rates start to rise, these loans will move through their floors and begin to reprice accordingly.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates might have on Webster's net interest income for the subsequent twelve month period starting at September 30, 2022 and December 31, 2021:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2022	(5.2)%	(2.4)%	2.1%	4.3%	(2.0)%	(1.1)%	0.8%	1.9%
December 31, 2021	n/a	n/a	3.2%	7.3%	(3.1)%	(1.4)%	1.3%	2.6%
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
Sensitivity to the short end and long end of the yield curve for net interest income decreased at September 30, 2022 as compared to December 31, 2021, primarily due to changes in the overall composition and size of the balance sheet on a combined basis post-merger, as well as the relative size and duration of the securities portfolio and slower forecasted prepayment speeds as a result of increases in the yield curve, which in turn, extends the duration for mortgage-backed securities and residential mortgage loans.

The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at September 30, 2022 and December 31, 2021:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 bp	+100 bp
September 30, 2022
Assets	$69,052,566	$65,316,826	$1,289,617	$(1,286,543)
Liabilities	61,226,156	52,888,246	2,342,346	(1,300,747)
Net	$7,826,410	$12,428,580	$(1,052,729)	$14,204
Net change as % base net economic value			(8.5)%	0.1%

December 31, 2021
Assets	$34,915,599	$34,515,422	n/a	$(801,524)
Liabilities	31,477,274	30,015,357	n/a	(988,401)
Net	$3,438,325	$4,500,065	n/a	$186,877
Net change as % base net economic value			n/a	4.2%
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
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At September 30, 2022 and December 31, 2021, Webster's duration gap was negative 1.4 years and negative 1.8 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than the duration of financial assets, and therefore, liabilities have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, Webster's net estimated economic value would generally be expected to increase when interest rates rise, as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise, and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future. At September 30, 2022, long-term rates have risen by 230 basis points as compared to December 31, 2021. This higher starting point extends financial asset duration by decreasing residential mortgage loans and mortgage-backed securities prepayment speeds.
These earnings and economic values estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company's interest rate risk position at September 30, 2022 represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.
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
The determination of the appropriate level of ACL on loans and leases inherently involves a high degree of subjectivity and requires Webster to make significant estimates of current credit risks and trends using existing qualitative and quantitative information, and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers and macroeconomic variables that Webster is more susceptible to, unforeseen events such as natural disasters and pandemics, along with new information regarding existing loans, identification of additional problems loans, the fair value of underlying collateral, and other factors, both within and outside the Company's control, may indicate the need for an increase or decrease in the ACL on loans and leases.
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

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$286,487	$137,385
Interest-bearing deposits	326,638	324,185
Investment securities available-for-sale, at fair value	8,085,044	4,234,854
Investment securities held-to-maturity, net of allowance for credit losses of $209 and $214	6,505,838	6,198,125
Federal Home Loan Bank and Federal Reserve Bank stock	373,044	71,836
Loans held for sale (valued under fair value option)	898	4,694
Loans and leases	47,823,875	22,271,729
Allowance for credit losses on loans and leases	(574,325)	(301,187)
Loans and leases, net	47,249,550	21,970,542
Deferred tax assets, net	369,737	109,405
Premises and equipment, net	434,721	204,557
Goodwill	2,513,771	538,373
Other intangible assets, net	207,269	17,869
Cash surrender value of life insurance policies	1,230,641	572,305
Accrued interest receivable and other assets	1,468,928	531,469
Total assets	$69,052,566	$34,915,599
Liabilities and shareholders' equity:
Deposits:
Non-interest-bearing	$13,849,812	$7,060,488
Interest-bearing	40,159,075	22,786,541
Total deposits	54,008,887	29,847,029
Securities sold under agreements to repurchase and other borrowings	1,265,414	674,896
Federal Home Loan Bank advances	3,510,717	10,997
Long-term debt	1,074,844	562,931
Accrued expenses and other liabilities	1,366,294	381,421
Total liabilities	61,226,156	31,477,274
Shareholders’ equity:
Preferred stock, $0.01 par value; Authorized - 3,000,000 shares:
Series F issued and outstanding (6,000 shares)	145,037	145,037
Series G issued and outstanding (135,000 shares)	138,942	—
Common stock, $0.01 par value; Authorized - 400,000,000 shares:
Issued (182,778,045 and 93,686,311 shares)	1,828	937
Paid-in capital	6,161,297	1,108,594
Retained earnings	2,543,015	2,333,288
Treasury stock, at cost (8,661,764 and 3,102,690 shares)	(426,808)	(126,951)
Accumulated other comprehensive (loss), net of tax	(736,901)	(22,580)
Total shareholders' equity	7,826,410	3,438,325
Total liabilities and shareholders' equity	$69,052,566	$34,915,599
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Interest Income:
Interest and fees on loans and leases	$525,960	$196,273	$1,303,774	$572,728
Taxable interest and dividends on investments	77,570	38,208	200,832	118,125
Non-taxable interest on investment securities	13,999	5,154	36,465	15,770
Loans held for sale	40	57	73	201
Total interest income	617,569	239,692	1,541,144	706,824
Interest Expense:
Deposits	37,492	4,571	57,350	16,104
Securities sold under agreements to repurchase and other borrowings	6,242	721	9,876	2,216
Federal Home Loan Bank advances	13,814	492	17,034	1,539
Long-term debt	9,018	4,217	24,973	12,658
Total interest expense	66,566	10,001	109,233	32,517
Net interest income	551,003	229,691	1,431,911	674,307
Provision (benefit) for credit losses	36,531	7,750	237,619	(39,500)
Net interest income after provision (benefit) for credit losses	514,472	221,941	1,194,292	713,807
Non-interest Income:
Deposit service fees	50,807	40,258	150,019	122,166
Loan and lease related fees	26,769	10,881	77,355	27,056
Wealth and investment services	11,419	9,985	33,260	29,475
Mortgage banking activities	86	1,525	616	5,486
Increase in cash surrender value of life insurance policies	7,718	3,666	22,694	10,802
(Loss) on sale of investment securities, net	(2,234)	—	(2,234)	—
Other income	19,071	17,460	56,894	38,249
Total non-interest income	113,636	83,775	338,604	233,234
Non-interest Expense:
Compensation and benefits	173,983	105,352	545,641	310,706
Occupancy	23,517	12,430	93,725	42,090
Technology and equipment	45,283	28,441	142,182	84,081
Intangible assets amortization	8,511	1,124	23,700	3,395
Marketing	3,918	3,721	10,868	9,452
Professional and outside services	21,618	7,074	91,041	37,875
Deposit insurance	8,026	3,855	19,996	11,560
Other expense	45,215	18,240	120,930	56,088
Total non-interest expense	330,071	180,237	1,048,083	555,247
Income before income taxes	298,037	125,479	484,813	391,794
Income tax expense	64,069	29,766	85,281	93,968
Net income	233,968	95,713	399,532	297,826
Preferred stock dividends	4,162	1,968	11,756	5,906
Net income available to common shareholders	$229,806	$93,745	$387,776	$291,920

Earnings per common share:
Basic	$1.31	$1.03	$2.32	$3.23
Diluted	1.31	1.03	2.32	3.22
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Net income	$233,968	$95,713	$399,532	$297,826
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(242,231)	(3,394)	(692,383)	(35,220)
Derivative instruments	(13,699)	(1,731)	(21,851)	(7,755)
Defined benefit pension and other postretirement benefit plans	361	743	(87)	2,227
Other comprehensive (loss), net of tax	(255,569)	(4,382)	(714,321)	(40,748)
Comprehensive (loss) income	$(21,601)	$91,331	$(314,789)	$257,078
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended September 30, 2022
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at June 30, 2022	$283,979	$1,828	$6,148,853	$2,383,638	$(339,178)	$(481,332)	$7,997,788
Net income	—	—	—	233,968	—	—	233,968
Other comprehensive (loss), net of tax	—	—	—	—	—	(255,569)	(255,569)
Common stock dividends and equivalents $0.40 per share	—	—	—	(70,429)	—	—	(70,429)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Series G preferred stock dividends $16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Common stock contribution to charitable foundation	—	—	(1,701)	—	12,201	—	10,500
Stock-based compensation	—	—	14,307	—	(1,545)	—	12,762
Exercise of stock options	—	—	(162)	—	300	—	138
Common shares acquired from stock compensation plan activity	—	—	—	—	(1,450)	—	(1,450)
Common stock repurchase program	—	—	—	—	(97,136)	—	(97,136)
Balance at September 30, 2022	$283,979	$1,828	$6,161,297	$2,543,015	$(426,808)	$(736,901)	$7,826,410

	At or for the three months ended September 30, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at June 30, 2021	$145,037	$937	$1,101,126	$2,203,160	$(126,445)	$5,890	$3,329,705
Net income	—	—	—	95,713	—	—	95,713
Other comprehensive (loss), net of tax	—	—	—	—	—	(4,382)	(4,382)
Common stock dividends and equivalents $0.40 per share	—	—	—	(36,345)	—	—	(36,345)
Series F preferred stock dividends $328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Stock-based compensation	—	—	3,819	—	(176)	—	3,643
Exercise of stock options	—	—	(60)	—	143	—	83
Common shares acquired from stock compensation plan activity	—	—	—	—	(260)	—	(260)
Balance at September 30, 2021	$145,037	$937	$1,104,885	$2,260,560	$(126,738)	$1,508	$3,386,189

	At or for the nine months ended September 30, 2022
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2021	$145,037	$937	$1,108,594	$2,333,288	$(126,951)	$(22,580)	$3,438,325
Net income	—	—	—	399,532	—	—	399,532
Other comprehensive (loss), net of tax	—	—	—	—	—	(714,321)	(714,321)
Common stock dividends and equivalents $1.20 per share	—	—	—	(178,049)	—	—	(178,049)
Series F preferred stock dividends $984.38 per share	—	—	—	(5,906)	—	—	(5,906)
Series G preferred stock dividends $48.75 per share	—	—	—	(5,850)	—	—	(5,850)
Issued in business combination	138,942	891	5,040,291	—	—	—	5,180,124
Common stock contribution to charitable foundation	—	—	(1,701)	—	12,201	—	10,500
Stock-based compensation	—	—	14,726	—	28,505	—	43,231
Exercise of stock options	—	—	(613)	—	1,248	—	635
Common shares acquired from stock compensation plan activity	—	—	—	—	(22,545)	—	(22,545)
Common stock repurchase program	—	—	—	—	(319,266)	—	(319,266)
Balance at September 30, 2022	$283,979	$1,828	$6,161,297	$2,543,015	$(426,808)	$(736,901)	$7,826,410

	At or for the nine months ended September 30, 2021
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2020	$145,037	$937	$1,109,532	$2,077,522	$(140,659)	$42,256	$3,234,625
Net income	—	—	—	297,826	—	—	297,826
Other comprehensive (loss), net of tax	—	—	—	—	—	(40,748)	(40,748)
Common stock dividends and equivalents $1.20 per share	—	—	—	(108,882)	—	—	(108,882)
Series F preferred stock dividends $984.38 per share	—	—	—	(5,906)	—	—	(5,906)
Stock-based compensation	—	—	508	—	9,568	—	10,076
Exercise of stock options	—	—	(5,155)	—	8,624	—	3,469
Common shares acquired from stock compensation plan activity	—	—	—	—	(4,271)	—	(4,271)
Balance at September 30, 2021	$145,037	$937	$1,104,885	$2,260,560	$(126,738)	$1,508	$3,386,189
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2022	2021
Operating Activities:
Net income	$399,532	$297,826
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	237,619	(39,500)
Deferred income tax (benefit)	(49,239)	(692)
Stock-based compensation expense	43,231	10,076
Common stock contribution to charitable foundation	10,500	—
Depreciation and amortization of property and equipment and intangible assets	62,403	27,071
(Accretion) and amortization of interest-earning assets and borrowings	(27,025)	102,648
Amortization of low-income housing tax credit investments	31,671	2,942
Amortization of mortgage servicing assets	2,151	4,295
Reduction of right-of-use lease assets	47,874	4,074
Net (gain) on sale, net of write-downs, of foreclosed properties and repossessed assets	(1,010)	(367)
Net loss (gain) on sale, net of write-downs, of property and equipment	6,507	(98)
Net loss on sale of investment securities	2,234	—
Originations of loans held for sale	(29,628)	(192,948)
Proceeds from sale of loans held for sale	33,886	199,991
Net (gain) on mortgage banking activities	(529)	(4,523)
Net (gain) on sale of loans not originated for sale	(3,135)	(1,278)
(Increase) in cash surrender value of life insurance policies	(22,694)	(10,802)
(Gain) from life insurance policies	(2,494)	(1,350)
Net decrease in derivative contract assets and liabilities	539,257	140,991
Net (increase) in accrued interest receivable and other assets	(51,300)	(84,781)
Net (decrease) increase in accrued expenses and other liabilities	(169,146)	10,594
Net cash provided by operating activities	1,060,665	464,169
Investing Activities:
Purchases of available-for-sale securities	(1,099,810)	(857,820)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	612,783	729,877
Proceeds from sale of available-for-sale securities	65,330	—
Purchases of held-to-maturity securities	(963,655)	(1,203,951)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	627,887	1,007,842
Net (increase) decrease in Federal Home Loan Bank and Federal Reserve Bank stock	(150,706)	1,658
Alternative investments (capital calls), net of distributions	(7,811)	(8,897)
Net (increase) in loans	(5,526,220)	(66,526)
Proceeds from sale of loans not originated for sale	648,573	61,274
Proceeds from sale of foreclosed properties and repossessed assets	2,071	1,285
Proceeds from sale of property and equipment	300	2,912
Additions to property and equipment	(18,526)	(11,229)
Proceeds from life insurance policies	17,002	5,074
Net cash paid for acquisition of Bend	(54,407)	—
Net cash received in merger with Sterling	513,960	—
Net cash (used for) investing activities	(5,333,229)	(338,501)
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2022	2021
Financing Activities:
Net increase in deposits	889,964	2,689,995
Proceeds from Federal Home Loan Bank advances	13,150,000	180,470
Repayments of Federal Home Loan Bank advances	(9,650,280)	(200,300)
Proceeds from extinguishment of borrowings	2,548	—
Net increase (decrease) in securities sold under agreements to repurchase and other borrowings	560,786	(339,484)
Dividends paid to common shareholders	(178,161)	(108,586)
Dividends paid to preferred shareholders	(9,562)	(5,906)
Exercise of stock options	635	3,469
Common stock repurchase program	(319,266)	—
Common shares acquired related to stock compensation plan activity	(22,545)	(4,271)
Net cash provided by financing activities	4,424,119	2,215,387
Net increase in cash and cash equivalents	151,555	2,341,055
Cash and cash equivalents at beginning of period	461,570	263,104
Cash and cash equivalents at end of period	$613,125	$2,604,159

Supplemental disclosure of cash flow information:
Interest paid	$114,542	$42,567
Income taxes paid	129,926	107,812
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$163	$1,048
Transfer of loans and leases to loans-held-for-sale	621,922	74,923
Unsettled purchases of investment securities	—	284,713
Merger with Sterling:
Tangible assets acquired	27,434,111	—
Goodwill and other intangible assets	2,149,532	—
Liabilities assumed	24,403,343	—
Common stock issued	5,041,182	—
Preferred stock exchanged	138,942	—
Acquisition of Bend:
Tangible assets acquired	16,597	—
Goodwill and other intangible assets	38,966	—
Liabilities assumed	290	—
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
Basis of Presentation
The unaudited condensed consolidated financial statements of Webster have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the condensed consolidated financial statements should be read in conjunction with Webster's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
PCD accounting is also applied to loans and leases previously charged-off by the acquiree if Webster has contractual rights to the cash flows at the acquisition date. Webster recognizes an additional ACL for amounts previously charged-off by the acquiree with a corresponding increase to the amortized costs basis of the acquired asset. Balances deemed to be uncollectible are immediately charged-off in accordance with Webster’s charge-off policies, resulting in the establishment of the initial ACL for PCD loans and leases to be recorded net of these uncollectible balances.

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
Series G Preferred Stock dividends are payable quarterly on the fifteenth day of each January, April, July, and October, if and when declared by the Board of Directors. Webster may redeem the Series G Preferred Stock at its option, in whole or in part, subject to the approval of Federal Reserve Board, on any dividend payment date, or in whole but not in part, upon the occurrence of a regulatory capital treatment event, at a redemption price equal to the liquidation preference plus any declared and unpaid dividends, without accumulation of any undeclared dividends. As of the date of this Quarterly Report on
Form 10-Q, Webster has no plans to redeem its Series G Preferred Stock.
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
(1)The fair value of the replacement equity awards issued by Webster and included in the consideration transferred pertain to services performed prior to the merger effective date. The fair value attributed to services performed after the merger effective date will be recognized over the required service vesting period for each award and recorded as compensation and benefits expense on the consolidated statements of income. Webster recognized an incremental $2.6 million and $16.4 million of stock compensation expense related to the replacement equity awards during the three and nine months ended September 30, 2022, respectively.
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

Supplemental Pro Forma Financial Information (Unaudited)
The following table summarizes supplemental pro forma financial information giving effect to the merger as if it had been completed on January 1, 2021:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net interest income	$538,125	$440,300	$1,436,867	$1,344,827
Non-interest income	113,636	120,961	349,405	347,928
Net income	239,569	181,980	636,174	368,051
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
In addition, the supplemental pro forma financial information was adjusted for merger-related expenses, as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Compensation and benefits (1)	$5,770	$7,731	$71,472	$8,197
Occupancy (2)	4,389	—	35,744	—
Technology and equipment (3)	1,478	33	21,375	33
Professional and outside services (4)	10,792	2,028	59,073	18,315
Marketing	64	—	199	—
Other expense (5)	3,043	55	12,808	349
Total merger-related expenses	$25,536	$9,847	$200,671	$26,894
(1)Comprised primarily of severance and employee retention costs, and executive synergy stock awards.
(2)Comprised primarily of charges associated with Webster’s corporate real estate consolidation strategy, which was developed and launched in the second quarter of 2022. Under the consolidation plan, Webster has arranged to close 14 locations in order to reduce the Company's corporate real estate facility square footage by approximately 45% by the end of the year. During the three and nine months ended September 30, 2022, respectively, the Company recognized a combined $4.3 million and $12.0 million in related exit costs and accelerated depreciation on property and equipment. The amount for the nine months ended September 30, 2022 also includes $23.1 million in ROU asset impairment charges, which were calculated as the difference between the estimated fair value of the assets determined using a discounted cash flow technique, relative to their book value.
(3)Comprised primarily of technology contract termination fees.
(4)Comprised primarily of advisory, legal, accounting, and other professional fees.
(5)Comprised primarily of disposals on property and equipment, transfer tax, and other miscellaneous expenses.
Webster's operating results for the three and nine months ended September 30, 2022 includes the operating results of acquired assets and assumed liabilities of Sterling subsequent to the merger on January 31, 2022. Due to the various conversions of Sterling systems during the three and nine months ended September 30, 2022, as well as other streamlining and integration of operating activities into those of the Company, historical reporting for the former Sterling operations after January 31, 2022 is impracticable, and thus disclosures of Sterling's revenue and earnings since the merger effective date that are included in the condensed consolidated statements of income for the reporting period is impracticable.
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

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale debt securities by major type:

	At September 30, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
U.S. Treasury notes	$755,414	$—	$(42,151)	$713,263
Government agency debentures	311,982	—	(42,954)	269,028
Municipal bonds and notes	1,842,985	—	(145,840)	1,697,145
Agency CMO	68,886	—	(5,025)	63,861
Agency MBS	2,533,669	21	(336,341)	2,197,349
Agency CMBS	1,697,243	—	(241,324)	1,455,919
CMBS	949,535	—	(26,607)	922,928
CLO	7,219	—	(16)	7,203
Corporate debt	797,931	—	(95,759)	702,172
Private label MBS	49,408	—	(5,098)	44,310
Other	12,532	—	(666)	11,866
Available-for-sale debt securities	$9,026,804	$21	$(941,781)	$8,085,044

	At December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value (1)
U.S. Treasury notes	$398,664	$—	$(1,698)	$396,966
Agency CMO	88,109	2,326	(51)	90,384
Agency MBS	1,568,293	36,130	(11,020)	1,593,403
Agency CMBS	1,248,548	2,537	(18,544)	1,232,541
CMBS	887,640	506	(1,883)	886,263
CLO	21,860	—	(13)	21,847
Corporate debt	14,583	—	(1,133)	13,450
Available-for-sale debt securities	$4,227,697	$41,499	$(34,342)	$4,234,854
(1)Fair value represents net carrying value. No ACL has been recorded on available-for-sale debt securities at September 30, 2022 and December 31, 2021, as the securities held are high credit quality and investment grade.
The increase of $3.9 billion in available-for-sale debt securities from December 31, 2021 to September 30, 2022, is primarily attributed to $4.4 billion of investment securities acquired from Sterling in the merger, all of which were classified as available-for-sale based on Webster's intent at closing, and purchases exceeding paydown activities, partially offset by an increase in net unrealized losses. Accrued interest receivable of $42.8 million and $7.5 million at September 30, 2022 and December 31, 2021, respectively, is excluded from amortized cost and is reported within accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.

Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale debt securities by length of time each major security type has been in a continuous unrealized loss position:

	At September 30, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$713,263	$(42,151)	$—	$—	23	$713,263	$(42,151)
Government agency debentures	269,028	(42,954)	—	—	20	269,028	(42,954)
Municipal bonds and notes	1,696,419	(145,840)	—	—	499	1,696,419	(145,840)
Agency CMO	62,951	(5,013)	910	(12)	39	63,861	(5,025)
Agency MBS	1,794,195	(252,060)	401,864	(84,281)	460	2,196,059	(336,341)
Agency CMBS	991,740	(154,725)	464,179	(86,599)	132	1,455,919	(241,324)
CMBS	534,261	(14,954)	388,667	(11,653)	53	922,928	(26,607)
CLO	—	—	7,203	(16)	1	7,203	(16)
Corporate debt	693,493	(94,125)	8,679	(1,634)	106	702,172	(95,759)
Private label MBS	44,310	(5,098)	—	—	3	44,310	(5,098)
Other	11,866	(666)	—	—	4	11,866	(666)
Available-for-sale debt securities in unrealized loss position	$6,811,526	$(757,586)	$1,271,502	$(184,195)	1,340	$8,083,028	$(941,781)

	At December 31, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$396,966	$(1,698)	$—	$—	8	$396,966	$(1,698)
Agency CMO	7,895	(51)	—	—	2	7,895	(51)
Agency MBS	506,602	(7,354)	110,687	(3,666)	70	617,289	(11,020)
Agency CMBS	632,213	(6,163)	335,480	(12,381)	28	967,693	(18,544)
CMBS	724,762	(1,744)	81,253	(139)	50	806,015	(1,883)
CLO	—	—	21,848	(13)	1	21,848	(13)
Corporate debt	4,203	(76)	9,247	(1,057)	3	13,450	(1,133)
Available-for-sale debt securities in unrealized loss position	$2,272,641	$(17,086)	$558,515	$(17,256)	162	$2,831,156	$(34,342)
Webster assesses each available-for-sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. The increase in unrealized losses from December 31, 2021 to September 30, 2022 is primarily due to increased portfolio size from the merger with Sterling, and higher market rates. Market prices will approach par as the securities approach maturity.
At September 30, 2022, Webster had the intent to hold available-for-sale debt securities with unrealized losses through the anticipated recovery period, and it was more-likely-than-not that the Company would not have to sell these securities before recovery of their amortized cost basis. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the securities' entire amortized cost basis. Accordingly, no available-for-sale debt securities were in non-accrual status and there was no ACL recorded at both September 30, 2022 and December 31, 2021.
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale debt securities by contractual maturity:

	At September 30, 2022
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$59,790	$58,824
Due after one year through five years	1,452,511	1,361,398
Due after five through ten years	1,437,643	1,306,402
Due after ten years	6,076,860	5,358,420
Total available-for-sale debt securities	$9,026,804	$8,085,044

Available-for-sale debt securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.
Sales of Available-for Sale Debt Securities
During the three and nine months ended September 30, 2022, Webster sold Municipal bonds and notes classified as available-for-sale for proceeds of $65.3 million, which resulted in net realized losses on sale of $2.2 million. There were no sales during three and nine months ended September 30, 2021.
Other Information
The following table summarizes available-for-sale debt securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At September 30, 2022	At December 31, 2021
Available-for-sale debt securities pledged for deposits, at fair value	$3,678,364	$855,323
Available-for-sale debt securities pledged for borrowings and other, at fair value	1,282,501	924,841
Total available-for-sale debt securities pledged	$4,960,865	$1,780,164
At September 30, 2022, Webster had callable available-for-sale debt securities with an aggregate carrying value of $3.0 billion.
Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity debt securities by major type:

	At September 30, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$29,854	$—	$(2,063)	$27,791	$—	$29,854
Agency MBS	2,701,984	674	(379,332)	2,323,326	—	2,701,984
Agency CMBS	2,691,955	—	(372,838)	2,319,117	—	2,691,955
Municipal bonds and notes	930,390	208	(92,284)	838,314	209	930,181
CMBS	151,864	—	(10,293)	141,571	—	151,864
Held-to-maturity debt securities	$6,506,047	$882	$(856,810)	$5,650,119	$209	$6,505,838

	At December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$42,405	$655	$(25)	$43,035	$—	$42,405
Agency MBS	2,901,593	71,444	(11,788)	2,961,249	—	2,901,593
Agency CMBS	2,378,475	11,202	(43,844)	2,345,833	—	2,378,475
Municipal bonds and notes	705,918	51,572	—	757,490	214	705,704
CMBS	169,948	3,381	—	173,329	—	169,948
Held-to-maturity debt securities	$6,198,339	$138,254	$(55,657)	$6,280,936	$214	$6,198,125
Accrued interest receivable of $19.7 million and $21.2 million at September 30, 2022 and December 31, 2021, respectively, is excluded from amortized cost and is reported in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
An ACL on held-to-maturity debt securities is recorded for certain Municipal bonds and notes to account for expected lifetime credit losses. Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed and therefore, assumed to be zero loss.
Held-to-maturity debt securities with gross unrealized losses and no ACL are considered to be of high credit quality, and therefore, zero credit loss is recorded as of September 30, 2022.
The following table summarizes the activity in the ACL on held-to-maturity debt securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Balance, beginning of period	$210	$382	$214	$299
(Benefit) for credit losses	(1)	(148)	(5)	(65)
Balance, end of period	$209	$234	$209	$234

Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity debt securities by contractual maturity:

	At September 30, 2022
(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,158	$2,155
Due after one year through five years	52,383	52,315
Due after five years through ten years	334,065	312,347
Due after ten years	6,117,441	5,283,302
Total held-to-maturity debt securities	$6,506,047	$5,650,119
Held-to-maturity debt securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.
Credit Quality Information
The Company monitors the credit quality of held-to-maturity debt securities through credit ratings provided by Standard & Poor's Rating Services (S&P), Moody's Investor Services (Moody's), Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a debt security, and are updated at each quarter end. Investment grade debt securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, debt securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade debt securities. There were no speculative grade held-to-maturity debt securities at September 30, 2022 and
December 31, 2021. Held-to-maturity debt securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost basis of held-to-maturity debt securities based on their lowest publicly available credit rating:

	September 30, 2022
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMO	$—	$29,854	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,701,984	—	—	—	—	—	—	—
Agency CMBS	—	2,691,955	—	—	—	—	—	—	—
Municipal bonds and notes	336,528	163,482	255,616	117,095	38,349	4,165	—	95	15,060
CMBS	151,864	—	—	—	—	—	—	—	—
Held-to-maturity debt securities	$488,392	$5,587,275	$255,616	$117,095	$38,349	$4,165	$—	$95	$15,060

	December 31, 2021
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Baa2	Not Rated
Agency CMO	$—	$42,405	$—	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,901,593	—	—	—	—	—	—	—
Agency CMBS	—	2,378,475	—	—	—	—	—	—	—
Municipal bonds and notes	207,426	119,804	227,106	104,232	35,878	8,260	—	95	3,117
CMBS	169,948	—	—	—	—	—	—	—	—
Held-to-maturity debt securities	$377,374	$5,442,277	$227,106	$104,232	$35,878	$8,260	$—	$95	$3,117
At September 30, 2022 and December 31, 2021, there were no held-to-maturity debt securities past due under the terms of their agreements or in non-accrual status.
Other Information
The following table summarizes held-to-maturity debt securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At September 30, 2022	At December 31, 2021
Held-to-maturity debt securities pledged for deposits, at amortized cost	$2,026,305	$1,834,117
Held-to-maturity debt securities pledged for borrowings and other, at amortized cost	269,920	1,243,139
Total held-to-maturity debt securities pledged	$2,296,225	$3,077,256
At September 30, 2022, Webster had callable held-to-maturity debt securities with an aggregate carrying value of $0.9 billion.

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	At September 30, 2022	At December 31, 2021
Commercial non-mortgage	$15,148,507	$6,882,480
Asset-based	1,803,719	1,067,248
Commercial real estate	12,742,888	5,463,321
Multi-family	6,119,731	1,139,859
Equipment financing	1,764,289	627,058
Warehouse lending	894,438	—
Commercial portfolio	38,473,572	15,179,966
Residential	7,617,955	5,412,905
Home equity	1,662,756	1,593,559
Other consumer	69,592	85,299
Consumer portfolio	9,350,303	7,091,763
Loans and leases	$47,823,875	$22,271,729
The increase of $25.6 billion in loans and leases from December 31, 2021 to September 30, 2022 is primarily attributed to the $20.5 billion of gross loans and leases acquired from Sterling in the merger, which included a $317.6 million purchase discount. The carrying amount of loans and leases at September 30, 2022 and December 31, 2021 includes net unamortized
(discounts)/premiums and net unamortized deferred (fees)/costs totaling $(83.4) million and $12.3 million, respectively. Accrued interest receivable of $175.8 million and $50.7 million at September 30, 2022 and December 31, 2021, respectively, is excluded from the carrying amount of loans and leases and is reported within accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. At September 30, 2022, Webster had pledged $10.0 billion of eligible loans as collateral to support borrowing capacity at the FHLB.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	At September 30, 2022
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$12,270	$3,958	$703	$61,598	$78,529	$15,069,978	$15,148,507
Asset-based	—	—	—	25,093	25,093	1,778,626	1,803,719
Commercial real estate	5,172	134	—	41,961	47,267	12,695,621	12,742,888
Multi-family	677	86	—	1,972	2,735	6,116,996	6,119,731
Equipment financing	3,261	1,358	—	13,328	17,947	1,746,342	1,764,289
Warehouse lending	—	—	—	—	—	894,438	894,438
Commercial portfolio	21,380	5,536	703	143,952	171,571	38,302,001	38,473,572
Residential	8,969	3,527	—	25,309	37,805	7,580,150	7,617,955
Home equity	4,083	1,157	—	30,700	35,940	1,626,816	1,662,756
Other consumer	321	169	—	272	762	68,830	69,592
Consumer portfolio	13,373	4,853	—	56,281	74,507	9,275,796	9,350,303
Total	$34,753	$10,389	$703	$200,233	$246,078	$47,577,797	$47,823,875

	At December 31, 2021
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$3,729	$4,524	$1,977	$59,607	$69,837	$6,812,643	$6,882,480
Asset-based	—	—	—	2,086	2,086	1,065,162	1,067,248
Commercial real estate	508	417	519	5,046	6,490	5,456,831	5,463,321
Multi-family	—	—	—	—	—	1,139,859	1,139,859
Equipment financing	1,034	—	—	3,728	4,762	622,296	627,058
Commercial portfolio	5,271	4,941	2,496	70,467	83,175	15,096,791	15,179,966
Residential	3,212	368	—	15,747	19,327	5,393,578	5,412,905
Home equity	3,467	1,600	—	23,489	28,556	1,565,003	1,593,559
Other consumer	379	181	—	224	784	84,515	85,299
Consumer portfolio	7,058	2,149	—	39,460	48,667	7,043,096	7,091,763
Total	$12,329	$7,090	$2,496	$109,927	$131,842	$22,139,887	$22,271,729
The following table provides additional information on non-accrual loans and leases:

	At September 30, 2022		At December 31, 2021
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$61,598	$27,002	$59,607	$4,802
Asset-based	25,093	1,525	2,086	2,086
Commercial real estate	41,961	4,028	5,046	4,310
Multi-family	1,972	1,111	—	—
Equipment financing	13,328	1,955	3,728	—
Commercial portfolio	143,952	35,621	70,467	11,198
Residential	25,309	9,540	15,747	10,584
Home equity	30,700	17,416	23,489	18,920
Other consumer	272	3	224	2
Consumer portfolio	56,281	26,959	39,460	29,506
Total	$200,233	$62,580	$109,927	$40,704
Interest on non-accrual loans and leases that would have been recognized as additional interest income had the loans and leases been current in accordance with their original terms totaled $7.6 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively, and $14.1 million and $7.2 million for the nine months ended September 30, 2022 and 2021, respectively.
Allowance for Credit Losses on Loans and Leases
The following tables summarize the change in the ACL on loans and leases by portfolio segment:

	At or for the three months ended September 30,
	2022			2021
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$511,745	$59,754	$571,499	$263,071	$44,874	$307,945
Provision (benefit)	34,513	(3,161)	31,352	7,681	217	7,898
Charge-offs	(31,356)	(1,453)	(32,809)	(1,723)	(2,053)	(3,776)
Recoveries	1,413	2,870	4,283	142	2,713	2,855
Balance, end of period	$516,315	$58,010	$574,325	$269,171	$45,751	$314,922

	At or for the nine months ended September 30,
	2022			2021
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$257,877	$43,310	$301,187	$312,244	$47,187	$359,431
Initial allowance for PCD loans and leases (1)	78,376	9,669	88,045	—	—	—
Provision (benefit)	230,881	1,267	232,148	(37,049)	(2,386)	(39,435)
Charge-offs	(61,361)	(3,469)	(64,830)	(8,638)	(7,835)	(16,473)
Recoveries	10,542	7,233	17,775	2,614	8,785	11,399
Balance, end of period	$516,315	$58,010	$574,325	$269,171	$45,751	$314,922
Individually evaluated for impairment	36,394	13,278	49,672	7,791	4,308	12,099
Collectively evaluated for impairment	$479,921	$44,732	$524,653	$261,380	$41,443	$302,823
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

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At September 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$4,106,108	$2,132,870	$1,120,386	$883,826	$685,660	$890,405	$4,906,060	$14,725,315
Special mention	73,417	13,288	—	310	1,118	14,781	43,220	146,134
Substandard	25,231	1,442	72,161	38,086	71,694	18,809	46,113	273,536
Doubtful	—	4	—	—	—	—	3,518	3,522
Commercial non-mortgage	4,204,756	2,147,604	1,192,547	922,222	758,472	923,995	4,998,911	15,148,507
Asset-based:
Pass	8,072	7,610	16,883	15,729	14,561	56,370	1,563,434	1,682,659
Special mention	—	—	—	—	—	—	40,279	40,279
Substandard	—	—	10,017	1,525	—	—	69,239	80,781
Asset-based	8,072	7,610	26,900	17,254	14,561	56,370	1,672,952	1,803,719
Commercial real estate:
Pass	2,428,963	2,248,840	1,760,942	1,803,958	1,128,337	2,873,117	107,178	12,351,335
Special mention	21,974	8,267	33,548	22,300	91,283	60,346	—	237,718
Substandard	—	1,502	8,904	29,282	24,376	89,736	—	153,800
Doubtful	—	—	—	1	—	34	—	35
Commercial real estate	2,450,937	2,258,609	1,803,394	1,855,541	1,243,996	3,023,233	107,178	12,742,888
Multi-family:
Pass	1,309,097	1,123,973	453,324	698,885	489,177	1,843,835	68,623	5,986,914
Special mention	—	37,668	—	95	40,506	9,915	9,276	97,460
Substandard	—	—	386	919	12,760	21,292	—	35,357
Multi-family	1,309,097	1,161,641	453,710	699,899	542,443	1,875,042	77,899	6,119,731
Equipment financing:
Pass	328,553	382,901	378,176	364,598	127,688	126,879	—	1,708,795
Special mention	—	195	573	1,691	6,826	1,128	—	10,413
Substandard	481	5,854	18,694	5,758	5,884	8,410	—	45,081
Equipment financing	329,034	388,950	397,443	372,047	140,398	136,417	—	1,764,289
Warehouse lending:
Pass	—	—	—	—	—	—	894,438	894,438
Warehouse lending	—	—	—	—	—	—	894,438	894,438
Commercial portfolio	$8,301,896	$5,964,414	$3,873,994	$3,866,963	$2,699,870	$6,015,057	$7,751,378	$38,473,572

	At December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$2,270,320	$1,179,620	$757,343	$581,633	$292,637	$275,789	$1,182,562	$6,539,904
Special mention	14,216	22,892	37,877	15,575	9,721	15,399	27,808	143,488
Substandard	3,660	46,887	30,437	69,963	5,255	19,483	23,403	199,088
Commercial non-mortgage	2,288,196	1,249,399	825,657	667,171	307,613	310,671	1,233,773	6,882,480
Asset-based:
Pass	7,609	19,141	12,810	13,456	6,113	25,850	920,496	1,005,475
Special mention	—	—	—	675	—	—	59,012	59,687
Substandard	—	—	2,086	—	—	—	—	2,086
Asset-based	7,609	19,141	14,896	14,131	6,113	25,850	979,508	1,067,248
Commercial real estate:
Pass	1,152,431	733,220	1,146,149	594,180	384,664	1,136,384	55,044	5,202,072
Special mention	95	3,084	—	84,475	51,536	79,096	—	218,286
Substandard	—	82	227	373	13,874	28,407	—	42,963
Commercial real estate	1,152,526	736,386	1,146,376	679,028	450,074	1,243,887	55,044	5,463,321
Multi-family:
Pass	222,875	135,924	185,087	322,688	17,054	203,558	566	1,087,752
Special mention	—	—	—	35,201	—	—	—	35,201
Substandard	—	400	—	6,933	—	9,573	—	16,906
Multi-family	222,875	136,324	185,087	364,822	17,054	213,131	566	1,139,859
Equipment financing:
Pass	231,762	188,031	93,547	41,276	14,864	32,588	—	602,068
Special mention	—	108	2,229	3,341	—	600	—	6,278
Substandard	—	8,388	4,756	2,612	332	2,624	—	18,712
Equipment financing	231,762	196,527	100,532	47,229	15,196	35,812	—	627,058
Commercial portfolio	$3,902,968	$2,337,777	$2,272,548	$1,772,381	$796,050	$1,829,351	$2,268,891	$15,179,966
To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk and a higher FICO score is indicative of lower credit risk. FICO scores are updated at least on a quarterly basis.

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At September 30, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$334,705	$911,161	$449,160	$161,434	$33,136	$1,006,403	$—	$2,895,999
740-799	786,495	1,008,396	336,307	119,615	39,329	769,948	—	3,060,090
670-739	308,253	359,002	115,708	59,946	18,853	407,928	—	1,269,690
580-669	32,779	44,896	14,772	8,598	3,283	150,773	—	255,101
579 and below	10,329	4,800	1,401	60,694	1,453	58,398	—	137,075
Residential	1,472,561	2,328,255	917,348	410,287	96,054	2,393,450	—	7,617,955
Home equity:
800+	19,190	34,258	27,296	8,379	12,193	55,519	482,328	639,163
740-799	21,246	37,099	18,237	7,772	10,382	36,451	417,840	549,027
670-739	13,616	18,679	8,092	3,693	7,218	33,343	256,835	341,476
580-669	2,016	2,832	1,383	1,616	1,114	13,264	75,542	97,767
579 and below	443	390	659	590	707	5,047	27,487	35,323
Home equity	56,511	93,258	55,667	22,050	31,614	143,624	1,260,032	1,662,756
Other consumer:
800+	363	246	783	1,229	425	108	21,121	24,275
740-799	646	2,761	2,544	3,227	1,287	889	10,816	22,170
670-739	820	770	3,404	5,281	1,535	281	5,321	17,412
580-669	169	211	424	1,019	263	72	1,560	3,718
579 and below	54	116	110	200	62	31	1,444	2,017
Other consumer	2,052	4,104	7,265	10,956	3,572	1,381	40,262	69,592
Consumer portfolio	$1,531,124	$2,425,617	$980,280	$443,293	$131,240	$2,538,455	$1,300,294	$9,350,303

	At December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$590,238	$428,118	$161,664	$35,502	$105,198	$735,517	$—	$2,056,237
740-799	1,083,608	421,380	154,960	32,172	95,662	456,722	—	2,244,504
670-739	374,460	135,146	73,499	25,099	34,550	227,863	—	870,617
580-669	38,644	13,782	9,348	3,056	9,000	71,811	—	145,641
579 and below	9,478	1,051	49,252	390	2,519	33,216	—	95,906
Residential	2,096,428	999,477	448,723	96,219	246,929	1,525,129	—	5,412,905
Home equity:
800+	35,678	30,157	9,591	16,347	11,068	58,189	463,334	624,364
740-799	42,430	22,030	9,413	13,317	7,711	33,777	409,518	538,196
670-739	17,493	9,162	5,889	8,220	5,802	31,160	233,744	311,470
580-669	1,773	1,397	1,298	1,066	1,329	15,042	66,361	88,266
579 and below	380	446	725	1,060	434	5,666	22,552	31,263
Home equity	97,754	63,192	26,916	40,010	26,344	143,834	1,195,509	1,593,559
Other consumer:
800+	463	1,343	2,398	916	231	118	10,160	15,629
740-799	2,588	5,408	8,303	2,985	379	77	9,528	29,268
670-739	1,061	7,034	13,602	3,859	607	412	5,644	32,219
580-669	256	1,083	2,550	735	216	211	1,267	6,318
579 and below	147	87	215	159	40	21	1,196	1,865
Other consumer	4,515	14,955	27,068	8,654	1,473	839	27,795	85,299
Consumer portfolio	$2,198,697	$1,077,624	$502,707	$144,883	$274,746	$1,669,802	$1,223,304	$7,091,763

Collateral Dependent Loans and Leases
A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected to be provided through the operation or sale of collateral. At September 30, 2022 and
December 31, 2021, the carrying amount of collateral dependent commercial loans and leases totaled $77.2 million and $16.6 million, respectively, and the carrying amount of collateral dependent consumer loans totaled $46.3 million and $34.9 million, respectively. Commercial non-mortgage, asset-based, and equipment financing loans and leases are generally secured by machinery and equipment, inventory, receivables, or other non-real estate assets, whereas commercial real estate, multi-family, warehouse lending, residential, home equity, and other consumer loans are secured by real estate. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At September 30, 2022 and December 31, 2021, the collateral value associated with collateral dependent loans and leases totaled $147.9 million and $86.0 million, respectively.
Troubled Debt Restructurings
The following table summarizes information related to TDRs:

(In thousands)	At September 30, 2022	At December 31, 2021
Accrual status	$105,703	$110,625
Non-accrual status	65,041	52,719
Total TDRs	$170,744	$163,344

Additional funds committed to borrowers in TDR status	$1,193	$5,975
Specific reserves for TDRs included in the ACL on loans and leases:
Commercial portfolio	$7,274	$9,017
Consumer portfolio	3,863	3,745
The respective portions of commercial and consumer TDRs deemed to be uncollectible and charged off were zero and $0.1 million during the three months ended September 30, 2022, and $1.1 million and zero during the three months ended September 30, 2021. The respective portions of commercial and consumer TDRs deemed to be uncollectible and charged off were $10.0 million and $0.2 million during the nine months ended September 30, 2022, and $3.0 million and $0.3 million during the nine months ended September 30, 2021.

The following table summarizes loans and leases modified as TDRs by class and modification type:

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
Commercial non-mortgage
Extended maturity	1	$24	1	$48	3	$121	8	$605
Maturity/rate combined	3	322	2	94	8	765	8	304
Other (2)	15	17,408	—	—	16	40,372	3	114
Commercial real estate
Extended maturity	—	—	—	—	—	—	1	183
Equipment financing
Other (2)	—	—	—	—	1	1,157	—	—
Residential
Extended maturity	—	—	—	—	1	893	1	99
Maturity/rate combined	1	124	—	—	1	124	2	401
Other (2)	1	298	—	—	7	3,060	2	233
Home equity
Extended maturity	—	—	—	—	—	—	1	28
Adjusted interest rate	—	—	—	—	1	74	—	—
Maturity/rate combined	3	1,515	—	—	14	2,239	6	1,025
Other (2)	6	444	3	153	30	1,777	17	1,121
Total TDRs	30	$20,135	6	$295	82	$50,582	49	$4,113
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs due to restructurings was not significant.
(2)Other includes covenant modifications, forbearance, discharges under Chapter 7 bankruptcy, or other concessions.
For the three and nine months ended September 30, 2022, there were 5 loans and leases with an aggregated amortized cost of $0.9 million that were modified as TDRs within the previous 12 months and for which there was a payment default. For the three and nine months ended September 30, 2021, there were no significant loans and leases modified as TDRs within the previous 12 months and for which there was a payment default.

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
The following table summarizes information related to mortgage banking activities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Net gain on sale	$26	$1,063	$529	$4,523
Origination fees	22	313	194	1,231
Fair value adjustment	38	149	(107)	(268)
Mortgage banking activities	$86	$1,525	$616	$5,486

Proceeds from sale	$1,053	$52,256	$33,886	$199,991
Loans sold with servicing rights retained	147	50,643	30,464	192,421
Under certain circumstances, Webster may decide to sell loans that were not originated or otherwise acquired with the intent to sell. During the three months ended September 30, 2022 and 2021, Webster sold commercial loans not originated for sale for proceeds of $530.1 million and $12.2 million, respectively, which resulted in net (losses) gains on sale of $(0.1) million and $0.6 million, respectively. During the nine months ended September 30, 2022 and 2021, Webster sold commercial loans not originated for sale for proceeds of $648.6 million and $61.3 million, respectively, which resulted in net gains on sale of $3.1 million and $1.3 million, respectively.
In addition, Webster may retain servicing rights on its residential mortgage loans sold in the normal course of business. At both September 30, 2022 and December 31, 2021, the aggregate principal balance of residential mortgage loans serviced for others totaled $2.0 billion. Mortgage servicing assets are held at the lower of cost, net of accumulated amortization, or fair market value, and are included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. Webster assesses mortgage servicing assets for impairment each quarter and establishes or adjusts the valuation allowance to the extent that amortized cost exceeds the estimated fair market value.
The following table presents the change in the carrying amount for mortgage servicing assets:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$8,592	$11,501	$9,237	$13,422
Additions (1)	1,627	483	2,751	1,685
Amortization (2)	(382)	(1,363)	(2,151)	(4,295)
Adjustment to valuation allowance	—	(454)	—	(645)
Ending balance	$9,837	$10,167	$9,837	$10,167
(1)In connection with the Sterling merger, Webster acquired $0.9 million of mortgage servicing assets on January 31, 2022.
Loan servicing fees, net of mortgage servicing rights amortization, were $1.3 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $2.9 million and $1.2 million for the nine months ended
September 30, 2022 and 2021, respectively, and are included in loan and lease related fees on the accompanying Condensed Consolidated Statements of Income. Information regarding the fair value of loans held for sale and mortgage servicing assets can be found within Note 14: Fair Value Measurements.

Note 6: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	At September 30, 2022	At December 31, 2021
Balance, beginning of period	$538,373	$538,373
Sterling merger	1,939,432	—
Bend acquisition	35,966	—
Balance, end of period	$2,513,771	$538,373
Information regarding goodwill by reportable segment can be found within Note 16: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	At September 30, 2022			At December 31, 2021
(In thousands)	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$145,725	$32,022	$113,703	$26,625	$18,516	$8,109
Customer relationships	115,000	21,434	93,566	21,000	11,240	9,760
Total other intangible assets	$260,725	$53,456	$207,269	$47,625	$29,756	$17,869
(1)In connection with the Sterling merger and Bend acquisition, Webster recorded a $119.1 million core deposit intangible and $94.0 million of customer relationship intangibles, all of which are being amortized on an accelerated basis over a period of
10 years.
The remaining estimated aggregate future amortization expense for other intangible assets as of September 30, 2022 is as follows:

(In thousands)	Amortization Expense
Remainder of 2022	$8,230
2023	30,315
2024	24,442
2025	21,455
2026	21,455
Thereafter	101,372

Note 7: Deposits
The following table summarizes deposits by type:

(In thousands)	At September 30, 2022	At December 31, 2021
Non-interest-bearing:
Demand	$13,849,812	$7,060,488
Interest-bearing:
Health savings accounts	7,889,310	7,397,582
Checking	9,203,220	4,182,497
Money market	11,156,579	3,718,953
Savings	9,340,372	5,689,739
Time deposits	2,569,594	1,797,770
Total interest-bearing	$40,159,075	$22,786,541
Total deposits	$54,008,887	$29,847,029

Time deposits, money market, and interest-bearing checking obtained through brokers	$613,305	$120,392
Aggregate amount of time deposit accounts that exceeded the FDIC limit	551,132	256,522
Demand deposit overdrafts reclassified as loan balances	9,148	1,577
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	At September 30, 2022
Remainder of 2022	$827,351
2023	1,353,411
2024	161,239
2025	134,877
2026	59,115
Thereafter	33,601
Total time deposits	$2,569,594

Note 8: Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At September 30, 2022		At December 31, 2021
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$312,089	0.11%	$474,896	0.11%
Original maturity of greater than one year, non-callable (2)	—	—	200,000	1.32
Total securities sold under agreements to repurchase (1)	312,089	0.11	674,896	0.47
Federal funds purchased	953,325	3.17	—	—
Securities sold under agreements to repurchase and other borrowings	$1,265,414	2.41	$674,896	0.47
(1)Webster has the right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase are presented as gross transactions, as only liabilities are outstanding for the periods presented.
(2)During the three months September 30, 2022, Webster and its repurchase agreement counterparty agreed to fully extinguish two $100 million long-term, structured repurchase agreements. As a result, a net fee of $2.5 million was paid to Webster, which was recognized as a gain and recorded within other non-interest income on the Condensed Consolidated Statements of Operations.
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
The following table summarizes information for FHLB advances:

	At September 30, 2022		At December 31, 2021
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$3,500,145	3.03%	$90	—%
After 1 but within 2 years	122	2.51	202	2.95
After 2 but within 3 years	—	—	—	—
After 3 but within 4 years	—	—	—	—
After 4 but within 5 years	—	—	—	—
After 5 years	10,450	2.03	10,705	2.03
Total FHLB advances	$3,510,717	3.03	$10,997	2.03

Aggregate carrying value of assets pledged as collateral	$9,973,866		$7,556,034
Remaining borrowing capacity at FHLB	3,513,563		5,087,294
Webster Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which primarily include certain residential and commercial real estate loans and home equity lines of credit. Webster Bank was in compliance with its FHLB collateral requirements at both September 30, 2022 and December 31, 2021.

The following table summarizes long-term debt:

(Dollars in thousands)		At September 30, 2022	At December 31, 2021
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	334,796	338,811
4.000%	Subordinated fixed-to-floating rate notes due December 30, 2029	274,000	—
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	—
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total senior and subordinated debt		1,061,116	566,131
Discount on senior fixed-rate notes		(811)	(974)
Debt issuance cost on senior fixed-rate notes		(1,924)	(2,226)
Premium on subordinated fixed-to-floating rate notes		16,463	—
Long-term debt		$1,074,844	$562,931
(1)Webster de-designated its fair value hedging relationship on these senior notes in 2020. A basis adjustment of $34.8 million and $38.8 million at September 30, 2022 and December 31, 2021, respectively, is included in the carrying value and is being amortized over the remaining life of the senior notes.
(2)The interest rate on the Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 6.48% and 3.17% at September 30, 2022 and December 31, 2021, respectively.
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

Note 9: Accumulated Other Comprehensive (Loss) Income, Net of Tax
The following tables summarize the changes in each component of accumulated other comprehensive (loss) income, net of tax:

	Three months ended September 30, 2022				Nine months ended September 30, 2022
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(445,616)	$(2,082)	$(33,634)	$(481,332)	$4,536	$6,070	$(33,186)	$(22,580)
Other comprehensive (loss) before reclassifications	(243,872)	(14,416)	(248)	(258,536)	(694,024)	(24,099)	(1,295)	(719,418)
Amounts reclassified from accumulated other comprehensive (loss)	1,641	717	609	2,967	1,641	2,248	1,208	5,097
Other comprehensive (loss) income, net of tax	(242,231)	(13,699)	361	(255,569)	(692,383)	(21,851)	(87)	(714,321)
Balance, end of period	$(687,847)	$(15,781)	$(33,273)	$(736,901)	$(687,847)	$(15,781)	$(33,273)	$(736,901)

	Three months ended September 30, 2021				Nine months ended September 30, 2021
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$35,598	$13,894	$(43,602)	$5,890	$67,424	$19,918	$(45,086)	$42,256
Other comprehensive (loss) before reclassifications	(3,394)	(2,560)	—	(5,954)	(35,220)	(10,205)	—	(45,425)
Amounts reclassified from accumulated other comprehensive (loss)	—	829	743	1,572	—	2,450	2,227	4,677
Other comprehensive (loss) income, net of tax	(3,394)	(1,731)	743	(4,382)	(35,220)	(7,755)	2,227	(40,748)
Balance, end of period	$32,204	$12,163	$(42,859)	$1,508	$32,204	$12,163	$(42,859)	$1,508
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss) income:

	Three months ended		Nine months ended		Associated Line Item on the Condensed Consolidated Statements of Income
Accumulated Other Comprehensive (Loss) Income Components	September 30,		September 30,
	2022	2021	2022	2021
(In thousands)
Securities available-for-sale:
Net realized (losses)	$(2,234)	$—	$(2,234)	$—	(Loss) on sale of investment securities, net
Tax benefit	593	—	593	—	Income tax expense
Net of tax	$(1,641)	$—	$(1,641)	$—
Derivative instruments:
Hedge terminations	$(76)	$(76)	$(229)	$(229)	Interest expense
Premium amortization	(909)	(1,046)	(2,856)	(3,088)	Interest income
Tax benefit	268	293	837	867	Income tax expense
Net of tax	$(717)	$(829)	$(2,248)	$(2,450)
Defined benefit pension and other postretirement benefit plans:
Actuarial loss amortization	$(835)	$(1,008)	$(1,657)	$(3,023)	Other non-interest expense
Tax benefit	226	265	449	796	Income tax expense
Net of tax	$(609)	$(743)	$(1,208)	$(2,227)

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
At September 30, 2022 and December 31, 2021, Webster Financial Corporation and Webster Bank were both classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.
The following tables provides information on the capital ratios for Webster Financial Corporation and Webster Bank:

	At September 30, 2022
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$5,637,725	10.80%	$2,348,463	4.5%	$3,392,224	6.5%
Total risk-based capital	6,984,237	13.38	4,175,045	8.0	5,218,807	10.0
Tier 1 risk-based capital	5,921,704	11.35	3,131,284	6.0	4,175,045	8.0
Tier 1 leverage capital	5,921,704	8.98	2,637,840	4.0	3,297,301	5.0
Webster Bank
CET1 risk-based capital	$6,487,577	12.46%	$2,342,827	4.5%	$3,384,084	6.5%
Total risk-based capital	6,957,328	13.36	4,165,026	8.0	5,206,283	10.0
Tier 1 risk-based capital	6,487,577	12.46	3,123,770	6.0	4,165,026	8.0
Tier 1 leverage capital	6,487,577	9.85	2,634,102	4.0	3,292,628	5.0

	At December 31, 2021
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,804,290	11.72%	$1,076,871	4.5%	$1,555,480	6.5%
Total risk-based capital	3,265,064	13.64	1,914,436	8.0	2,393,046	10.0
Tier 1 risk-based capital	2,949,327	12.32	1,435,827	6.0	1,914,436	8.0
Tier 1 leverage capital	2,949,327	8.47	1,393,607	4.0	1,742,008	5.0
Webster Bank
CET1 risk-based capital	$3,034,883	12.69%	$1,075,920	4.5%	$1,554,107	6.5%
Total risk-based capital	3,273,300	13.69	1,912,747	8.0	2,390,934	10.0
Tier 1 risk-based capital	3,034,883	12.69	1,434,560	6.0	1,912,747	8.0
Tier 1 leverage capital	3,034,883	8.72	1,392,821	4.0	1,741,026	5.0
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

Dividend Restrictions
Webster Financial Corporation is dependent upon dividends from Webster Bank to provide funds for the payment of dividends to shareholders and to provide for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed the net income for that year combined with the undistributed net income for the preceding two years. Webster Bank paid $250.0 million and $375.0 million in dividends to Webster Financial Corporation for the three and nine months ended September 30, 2022, and $40.0 million and $160.0 million for the three and nine months ended September 30, 2021, respectively, for which no express approval from the OCC was required.
Cash Restrictions
Webster Bank is required under Federal Reserve regulations to maintain cash reserve balances in the form of vault cash or deposits held at a FRB to ensure that it is able to meet customer demands. The reserve requirement ratio is subject to adjustment as economic conditions warrant. Effective March 26, 2020, the Federal Reserve reset the requirement to zero in order to address liquidity concerns resulting from the COVID-19 pandemic. Pursuant to this action, the Bank was not required to hold cash reserve balances at both September 30, 2022 and December 31, 2021.
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
The following table summarizes Webster's LIHTC investments and related unfunded commitments:

(In thousands)	September 30, 2022	December 31, 2021
Gross investment in LIHTC (1)	$707,619	$68,635
Accumulated amortization	(56,887)	(25,216)
Net investment in LIHTC	$650,732	$43,419

Unfunded commitments for LIHTC investments (1)	$311,282	$11,106
(1)In connection with the Sterling merger, Webster acquired $515.6 million of LIHTC investments and assumed $267.3 million of unfunded commitments for LIHTC investments on January 31, 2022.

The aggregate carrying value of Webster's LIHTC investments is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and represents the Company's maximum exposure to loss. The related unfunded commitments are included in accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. In addition to those acquired from Sterling, there were $123.4 million of net commitments approved to fund LIHTC investments during the nine months ended September 30, 2022, and $10.6 million during the nine months ended September 30, 2021.
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
Other Non-Marketable Investments. Webster invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of Webster's other non-marketable investments was $124.3 million and $61.5 million at September 30, 2022 and December 31, 2021, respectively, which is included in accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $219.1 million and $95.9 million, respectively. Information regarding the fair value of other non-marketable investments can be found within Note 14: Fair Value Measurements.
Additional Information regarding Webster's consolidation of variable interest entities can be found within Note 1: Summary of Significant Accounting Policies in the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Reporting on Form 10-K for the year ended December 31, 2021.
Note 12: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income	$233,968	$95,713	$399,532	$297,826
Less: Preferred stock dividends	4,162	1,968	11,756	5,906
Net income available to common shareholders	229,806	93,745	387,776	291,920
Less: Earnings allocated to participating securities	2,128	574	3,562	1,661
Earnings applicable to common shareholders	$227,678	$93,171	$384,214	$290,259

Weighted-average common shares outstanding - basic	173,868	90,038	165,743	89,960
Effect of dilutive securities	76	194	70	226
Weighted-average common shares outstanding - diluted	173,944	90,232	165,813	90,186

Basic earnings per common share	$1.31	$1.03	$2.32	$3.23
Diluted earnings per common share	1.31	1.03	2.32	3.22
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
Potential common shares from stock options and performance-based restricted stock awards that were not included in the computation of dilutive earnings per common share because they were anti-dilutive under the treasury stock method were 97,294 and 330,688 for the three and nine months ended September 30, 2022, respectively, and zero and 47,161 for the three and nine months ended September 30, 2021, respectively.

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
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	At September 30, 2022
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$850,000	$243	$2,000,000	$16,377
Not designated as hedging instruments:
Interest rate derivatives (1)	6,731,008	217,613	6,721,716	409,950
Mortgage banking derivatives (2)	4,445	36	476	3
Other (3)	155,206	1,601	485,375	447
Total not designated as hedging instruments	6,890,659	219,250	7,207,567	410,400
Gross derivative instruments, before netting	$7,740,659	219,493	$9,207,567	426,777
Less: Master netting agreements		16,877		16,877
Cash collateral		185,968		—
Total derivative instruments, after netting		$16,648		$409,900

	At December 31, 2021
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$17,583	$—	$—
Not designated as hedging instruments:
Interest rate derivatives (1)	4,463,048	141,243	4,372,846	21,570
Mortgage banking derivatives (2)	14,212	80	—	—
Other (3)	76,755	211	374,688	214
Total not designated as hedging instruments	4,554,015	141,534	4,747,534	21,784
Gross derivative instruments, before netting	$5,554,015	159,117	$4,747,534	21,784
Less: Master netting agreements		6,364		6,364
Cash collateral		19,272		2,119
Total derivative instruments, after netting		$133,481		$13,301
(1)Balances related to clearing houses are presented as a single unit of account. In accordance with their rule books, clearing houses legally characterize variation margin payments as settlement of derivatives rather than collateral against derivative positions. At September 30, 2022 and December 31, 2021, notional amounts of interest rate swaps cleared through clearing houses include $2.9 billion and $0.4 billion for asset derivatives, respectively, and zero and $2.6 billion for liability derivatives, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $2.8 million and $1.0 million at September 30, 2022 and December 31, 2021, respectively.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $103.7 million and $66.0 million for asset derivatives and $464.7 million and $338.2 million for liability derivatives at September 30, 2022 and December 31, 2021, respectively, that have insignificant related fair values.

The following tables present fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At September 30, 2022
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$219,245	$16,877	$185,968	$16,400	$16,771
Liability derivatives	16,877	16,877	—	—	852

	At December 31, 2021
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$25,636	$6,364	$19,272	$—	$51
Liability derivatives	8,483	6,364	2,119	—	428
Derivative Activity
The following table summarizes the income statement effect of derivatives designated as cash flow hedges:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Net Interest Income	2022	2021	2022	2021
Interest rate derivatives	Long-term debt	$(76)	$(90)	$(229)	$(334)
Interest rate derivatives	Interest and fees on loans and leases	(483)	2,706	3,320	7,933
Net recognized on cash flow hedges		$(559)	$2,616	$3,091	$7,599
The following table summarizes information related to a fair value hedging adjustment:

Condensed Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
(In thousands)	At September 30, 2022	At December 31, 2021	At September 30, 2022	At December 31, 2021
Long-term debt	$334,796	$338,811	$34,796	$38,811
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Non-interest Income	2022	2021	2022	2021
Interest rate derivatives	Other income	$6,032	$2,727	$25,291	$7,132
Mortgage banking derivatives	Mortgage banking activities	31	38	(47)	(556)
Other	Other income	3,196	611	4,620	780
Total not designated as hedging instruments		$9,259	$3,376	$29,864	$7,356
Purchased options designated as cash flow hedges exclude time-value premiums from the assessment of hedge effectiveness. Time-value premiums are amortized on a straight-line basis. At September 30, 2022, the remaining unamortized balance of time-value premiums was $3.5 million. Over the next twelve months, an estimated $2.8 million decrease to interest expense will be reclassified from (AOCL) AOCI relating to cash flow hedges, and an estimated $0.3 million increase to interest expense will be reclassified from (AOCL) AOCI relating to hedge terminations. At September 30, 2022, the remaining unamortized loss on terminated cash flow hedges is $0.4 million. The maximum length of time over which forecasted transactions are hedged is 4.5 years. Additional information about cash flow hedge activity impacting (AOCL) AOCI and the related amounts reclassified to interest expense is provided in Note 9: Accumulated Other Comprehensive (Loss) Income, Net of Tax. Information about the valuation methods used to measure the fair value of derivatives is provided in Note 14: Fair Value Measurements.
Derivative Exposure. At September 30, 2022, the Company had $64.8 million in initial margin collateral posted at clearing houses. In addition, $186.8 million of cash collateral received is included in cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. Webster regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to interest rate derivatives with Webster Bank customers was $0.2 million at
September 30, 2022. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with Webster Bank customers totaled $85.9 million at September 30, 2022. Webster has incorporated a valuation adjustment to reflect nonperformance risk in the fair value measurement of its derivatives, which totaled $9.5 million and $(0.4) million at September 30, 2022 and December 31, 2021, respectively. Various factors impact changes in the valuation adjustment over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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

The following table compares the fair value to the unpaid principal balance of originated loans held for sale:

	At September 30, 2022			At December 31, 2021
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$898	$1,080	$(182)	$4,694	$5,034	$(340)
Rabbi Trust Investments. Investments held in each of the Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the net asset value (NAV) as reported by the trustee of the funds, which represents quoted prices in active markets. Webster has elected to measure the Rabbi Trusts' investments at fair value. Accordingly, the Rabbi Trusts' investments are classified within Level 1 of the fair value hierarchy. At September 30, 2022, the cost basis of the Rabbi Trusts' investments was $10.3 million.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At September 30, 2022, equity investments with a readily determinable fair value had a carrying amount of $0.5 million and no remaining unfunded commitment. During the three and nine months ended September 30, 2022, there were write-downs in fair value of $0.2 million and $1.4 million, respectively, associated with these alternative investments.
Equity investments that do not have a readily available fair value may qualify for the NAV practical expedient if they meet certain requirements. Webster's alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At September 30, 2022, these alternative investments had a carrying amount of $75.2 million and a remaining unfunded commitment of $76.1 million.

The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale investment securities:
U.S. Treasury notes	$713,263	$—	$—	$713,263
Government agency debentures	—	269,028	—	269,028
Municipal bonds and notes	—	1,697,145	—	1,697,145
Agency CMO	—	63,861	—	63,861
Agency MBS	—	2,197,349	—	2,197,349
Agency CMBS	—	1,455,919	—	1,455,919
CMBS	—	922,928	—	922,928
CLO	—	7,203	—	7,203
Corporate debt	—	702,172	—	702,172
Private label MBS	—	44,310	—	44,310
Other	—	11,866	—	11,866
Total available-for-sale investment securities	713,263	7,371,781	—	8,085,044
Gross derivative instruments, before netting (1)	1,591	217,902	—	219,493
Originated loans held for sale	—	898	—	898
Investments held in Rabbi Trust	12,250	—	—	12,250
Alternative investments (2)	522	—	—	75,728
Total financial assets	$727,626	$7,590,581	$—	$8,393,413
Financial Liabilities:
Gross derivative instruments, before netting (1)	$296	$426,481	$—	$426,777

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale investment securities:
U.S. Treasury notes	$396,966	$—	$—	$396,966
Agency CMO	—	90,384	—	90,384
Agency MBS	—	1,593,403	—	1,593,403
Agency CMBS	—	1,232,541	—	1,232,541
CMBS	—	886,263	—	886,263
CLO	—	21,847	—	21,847
Corporate debt	—	13,450	—	13,450
Total available-for-sale investment securities	396,966	3,837,888	—	4,234,854
Gross derivative instruments, before netting (1)	187	158,930	—	159,117
Originated loans held for sale	—	4,694	—	4,694
Investments held in Rabbi Trust	3,416	—	—	3,416
Alternative investments (2)	1,877	—	—	27,732
Total financial assets	$402,446	$4,001,512	$—	$4,429,813
Financial Liabilities:
Gross derivative instruments, before netting (1)	$141	$21,643	$—	$21,784
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
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At September 30, 2022, the carrying amount of these alternative investments was $31.1 million. There were $0.5 million of net write-ups due to observable price changes and $0.2 million of write-downs due to impairment during both the three and nine months ended September 30, 2022.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to commercial loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At September 30, 2022, there were no loans transferred to held for sale on the Condensed Consolidated Balance Sheet.
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
Other Real Estate Owned and Repossessed Assets. Other real estate owned (OREO) and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At September 30, 2022, the total book value of OREO and repossessed assets was $2.1 million. In addition, the amortized cost of consumer loans secured by residential real estate property that were in process of foreclosure at September 30, 2022 was $9.7 million.
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
Held-to-Maturity Investment Securities. When quoted market prices are not available, Webster employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has a process in place to challenge their valuations and methodologies that appear unusual or unexpected. Held-to-maturity investment securities, which include Agency CMO, Agency MBS, Agency CMBS, municipal bonds and notes, and CMBS are classified within Level 2 of the fair value hierarchy.
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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing assets:

	At September 30, 2022		At December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$613,125	$613,125	$461,570	$461,570
Level 2
Held-to-maturity investment securities	6,505,838	5,650,119	6,198,125	6,280,936
Level 3
Loans and leases, net	47,249,550	45,896,000	21,970,542	21,702,732
Mortgage servicing assets	9,837	27,550	9,237	12,527
Liabilities:
Level 2
Deposit liabilities	$51,439,293	$51,439,293	$28,049,259	$28,049,259
Time deposits	2,569,594	2,503,396	1,797,770	1,794,829
Securities sold under agreements to repurchase and other borrowings	1,265,414	1,243,251	674,896	676,581
FHLB advances	3,510,717	3,509,221	10,997	11,490
Long-term debt (1)	1,074,844	1,030,390	562,931	515,912
(1)Any unamortized premiums/discounts, debt issuance costs, or basis adjustments to long-term debt, as applicable, are excluded from the determination of fair value.

Note 15: Retirement Benefit Plans
Defined Benefit Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit (income) cost:

	Three months ended September 30,
	2022			2021
(In thousands)	Pension Plan	SERP	OPEB	Pension Plan	SERP	OPEB
Service cost	$—	$—	$9	$—	$—	$—
Interest cost	1,441	17	194	1,166	7	4
Expected return on plan assets	(3,669)	—	—	(3,595)	—	—
Amortization of actuarial loss (gain)	821	7	7	1,019	8	(20)
Net periodic benefit (income) cost	$(1,407)	$24	$210	$(1,410)	$15	$(16)

	Nine months ended September 30,
	2022			2021
(In thousands)	Pension Plan	SERP	Other Benefits	Pension Plan	SERP	Other Benefits
Service cost	$—	$—	$24	$—	$—	$—
Interest cost	4,198	49	551	3,498	20	12
Expected return on plan assets	(11,006)	—	—	(10,786)	—	—
Amortization of actuarial loss (gain)	1,667	20	(30)	3,058	25	(60)
Net periodic benefit (income) cost	$(5,141)	$69	$545	$(4,230)	$45	$(48)
The components of net periodic benefit (income) cost are included within other non-interest expense on the accompanying Condensed Consolidated Statements of Income. The weighted-average expected long-term rate of return on plan assets for the nine months ended September 30, 2022 was 5.50%, as determined at the beginning of the year.
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
The following tables present balance sheet information, including the appropriate allocations, for Webster's reportable segments and the Corporate and Reconciling category:

	At September 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,865,887	$57,779	$590,105	$—	$2,513,771
Total assets	40,907,410	122,112	10,120,063	17,902,981	69,052,566

	At December 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	15,398,159	73,564	7,663,921	11,779,955	34,915,599
The following tables present results of operations, including the appropriate allocations, for Webster’s reportable segments and the Corporate and Reconciling category:

	Three months ended September 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$333,554	$58,567	$195,748	$(36,866)	$551,003
Non-interest income	40,497	25,842	33,842	13,455	113,636
Non-interest expense	102,415	36,725	109,588	81,343	330,071
Pre-tax, pre-provision net revenue	271,636	47,684	120,002	(104,754)	334,568
Provision (benefit) for credit losses	33,341	—	(1,989)	5,179	36,531
Income (loss) before income taxes	238,295	47,684	121,991	(109,933)	298,037
Income tax expense (benefit)	59,574	12,779	31,718	(40,002)	64,069
Net income (loss)	$178,721	$34,905	$90,273	$(69,931)	$233,968

	Three months ended September 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$152,012	$42,074	$98,572	$(62,967)	$229,691
Non-interest income	22,782	24,756	24,292	11,945	83,775
Non-interest expense	50,244	32,374	73,212	24,407	180,237
Pre-tax, pre-provision net revenue	124,550	34,456	49,652	(75,429)	133,229
Provision (benefit) for credit losses	5,099	—	2,799	(148)	7,750
Income (loss) before income taxes	119,451	34,456	46,853	(75,281)	125,479
Income tax expense (benefit)	30,579	9,199	11,151	(21,163)	29,766
Net income (loss)	$88,872	$25,257	$35,702	$(54,118)	$95,713

	Nine months ended September 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$954,044	$152,702	$511,712	$(186,547)	$1,431,911
Non-interest income	128,670	79,352	92,541	38,041	338,604
Non-interest expense	294,375	110,674	312,464	330,570	$1,048,083
Pre-tax, pre-provision net revenue	788,339	$121,380	291,789	(479,076)	722,432
Provision (benefit) for credit losses	238,054	—	(5,906)	5,471	237,619
Income (loss) before income tax expense	550,285	121,380	297,695	(484,547)	484,813
Income tax expense (benefit)	133,966	32,530	77,352	(158,567)	85,281
Net income (loss)	$416,319	$88,850	$220,343	$(325,980)	$399,532

	Nine months ended September 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$434,087	$126,376	$281,012	$(167,168)	$674,307
Non-interest income	59,536	78,315	71,262	24,121	233,234
Non-interest expense	142,803	100,802	222,672	88,970	555,247
Pre-tax, pre-provision net revenue	350,820	103,889	129,602	(232,017)	352,294
(Benefit) for credit losses	(37,602)	—	(1,833)	(65)	(39,500)
Income (loss) before income tax expense	388,422	103,889	131,435	(231,952)	391,794
Income tax expense (benefit)	99,436	27,738	31,282	(64,488)	93,968
Net income (loss)	$288,986	$76,151	$100,153	$(167,464)	$297,826

Note 17: Revenue from Contracts with Customers
The following tables summarize revenues recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. These disaggregated amounts, together with sources of other non-interest income that are subject to other GAAP topics, have been reconciled to non-interest income by reportable segment as presented within Note 16: Segment Reporting.

	Three months ended September 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$7,573	$24,008	$18,728	$498	$50,807
Loan and lease related fees (1)	5,623	—	—	—	5,623
Wealth and investment services	2,672	—	8,756	(9)	11,419
Other income	—	1,834	413	—	2,247
Revenue from contracts with customers	15,868	25,842	27,897	489	70,096
Other sources of non-interest income	24,629	—	5,945	12,966	43,540
Total non-interest income	$40,497	$25,842	$33,842	$13,455	$113,636

	Three months ended September 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,206	$22,886	$13,079	$87	$40,258
Wealth and investment services	3,067	—	6,926	(8)	9,985
Other income	—	1,870	626	—	2,496
Revenue from contracts with customers	7,273	24,756	20,631	79	52,739
Other sources of non-interest income	15,509	—	3,661	11,866	31,036
Total non-interest income	$22,782	$24,756	$24,292	$11,945	$83,775

	Nine months ended September 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$21,905	$74,091	$53,057	$966	$150,019
Loan and lease related fees (1)	16,198	—	—	—	16,198
Wealth and investment services	8,576	—	24,706	(22)	33,260
Other income	—	5,261	1,083	—	6,344
Revenue from contracts with customers	46,679	79,352	78,846	944	205,821
Other sources of non-interest income	81,991	—	13,695	37,097	132,783
Total non-interest income	$128,670	$79,352	$92,541	$38,041	$338,604

	Nine months ended September 30, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$12,400	$72,382	$37,127	$257	$122,166
Wealth and investment services	9,029	—	20,472	(26)	29,475
Other income	—	5,933	1,753	—	7,686
Revenue from contracts with customers	21,429	78,315	59,352	231	159,327
Other sources of non-interest income	38,107	—	11,910	23,890	73,907
Total non-interest income	$59,536	$78,315	$71,262	$24,121	$233,234
(1)A portion of loan and lease related fees comprises income generated from factored receivables and payroll financing activities that is within the scope of ASC Topic 606. These revenue streams were new to Webster as of the first quarter of 2022 due to the businesses acquired in connection with the Sterling merger.
Contracts with customers did not generate significant contract assets and liabilities at September 30, 2022 and
December 31, 2021.

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

The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At September 30, 2022	At December 31, 2021
Commitments to extend credit	$10,809,256	$6,870,095
Standby letters of credit	382,988	224,061
Commercial letters of credit	57,368	58,175
Total credit-related financial instruments with off-balance sheet risk	$11,249,612	$7,152,331
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
The following table summarizes the activity in the ACL on unfunded loan commitments:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Balance, beginning of period	$20,149	$11,974	$13,104	$12,755
ACL assumed from Sterling	—	—	6,749	—
Provision (benefit) for credit losses	5,180	196	5,476	(585)
Balance, end of period	$25,329	$12,170	$25,329	$12,170

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management has performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures designed to ensure that (i) the information required to be disclosed in the reports the Company files under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, were effective for the quarter ended September 30, 2022.
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
There were no changes to Webster's internal control over financial reporting during the quarter ended September 30, 2022, that materially affected, or would be reasonably likely to materially affect, Webster's internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for Webster Financial Corporation's common stock made by or on behalf of Webster or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Repurchase Under the Plans or Programs (3)
July 1, 2022 - July 31, 2022	418,187	$45.38	414,369	$482,504,803
August 1, 2022 - August 31, 2022	653,842	46.21	651,538	452,403,960
September 1, 2022 - September 30, 2022	1,050,373	46.28	1,042,283	404,177,442
Total	2,122,402	46.08	2,108,190	404,177,442
(1)Out of the total shares purchased during the three months ended September 30, 2022, 14,212 shares were acquired at market prices outside of Webster's common stock repurchase program and related to employee share-based compensation plan activity.
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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Shareholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
Registrant

Date: November 4, 2022	By:	/s/ John R. Ciulla
John R. Ciulla
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2022	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)