Form 10-K
period 2022-12-31
WEBSTER FINANCIAL CORP
filed 2023-03-10
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of voting common stock held by non-affiliates, computed by reference using the closing price on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.3 billion.
The number of shares of common stock, par value $0.01 per share, outstanding as of February 28, 2023 was 174,008,598.
Documents Incorporated by Reference
Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2023 (the “Proxy Statement”).

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
AFS	Available-for-sale
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset Liability Committee
ALLL	Allowance for loan and lease losses
AOCI (AOCL)	Accumulated other comprehensive income (loss), net of tax
ARRC	Alternative Reference Rates Committee
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III Capital Rules	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Bend	Bend Financial, Inc.
BHC Act	Bank Holding Company Act of 1956, as amended
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit loss model, defined in ASC 326 “Financial Instruments – Credit Losses”
CET1	Common Equity Tier 1 Capital, defined by the Basel III Capital Rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
COVID-19	Coronavirus
CRA	Community Reinvestment Act of 1977
DEIB	Diversity, equity, inclusion and belonging
DTA / DTL	Deferred tax asset / deferred tax liability
EAD	Exposure at default
ESG	Environmental, Social, and Governance
ERMC	Enterprise Risk Management Committee
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDIF	Federal Deposit Insurance Fund
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRA	Federal Reserve Act
FRB	Federal Reserve Bank
FTE	Fully tax-equivalent
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
HTM	Held-to-maturity
interLINK	Interlink Insured Sweep LLC
IRA	Inflation Reduction Act of 2022
ITGC	Information Technology General Controls
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low income housing tax-credit
Moody's	Moody's Investor Services
NAV	Net asset value
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI (OCL)	Other comprehensive income (loss)
OFAC	Office of Foreign Assets Control of the U.S. Department of the Treasury

OPEB	Other post-employment medical and life insurance benefits
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration Paycheck Protection Program
ROU	Right-of-use
S&P	Standard and Poor's Rating Services
SALT	State and local tax
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental executive retirement plan
SOFR	Secured Overnight Financing Rate
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
TDR	Troubled debt restructuring, defined in ASC 310-40 “Receivables-Troubled Debt Restructurings by Creditors”
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Requirement to Intercept and Obstruct Terrorism Act of 2001
USD	U.S. Dollar
UTB	Unrecognized tax benefit
VIE / VOE	Variable interest entity / voting interest entity, defined in ASC 810-10 “Consolidation-Overall”
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may,” “plans,” “estimates,” and similar references to future periods. However, these words are not the exclusive means of identifying such forward-looking statements.
Examples of forward-looking statements include, but are not limited to:
•projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items;
•statements of plans, objectives, and expectations of the Company or its management or Board of Directors;
•statements of future economic performance; and
•statements of assumptions underlying such statements.
Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance.
Factors that could cause the Company's actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
•our ability to successfully integrate the operations of Webster and Sterling and realize the anticipated benefits of the merger, including our ability to successfully complete our core conversion in the anticipated timeframe;
•our ability to successfully execute our business plan and strategic initiatives, and manage any risks or uncertainties;
•local, regional, national, and international economic conditions, and the impact they may have on us or our customers;
•volatility and disruption in national and international financial markets, including as a result of geopolitical conflict, such as the war between Russia and Ukraine;
•the continued effects from the COVID-19 pandemic, or the potential adverse effects from future pandemics, and any governmental or societal responses thereto;
•unforeseen events, such as natural disasters;
•changes in laws and regulations, or existing laws and regulations that we become subject to, including those concerning banking, taxes, dividends, securities, insurance, and healthcare, with which we and our subsidiaries must comply;
•adverse conditions in the securities markets that could lead to impairment in the value of our securities portfolio;
•inflation, monetary fluctuations, and changes in interest rates, including the impact of such changes on economic conditions, customer behavior, funding costs, and our loans and leases and securities portfolios;
•the replacement of and transition from LIBOR to SOFR as the primary interest rate benchmark;
•the timely development and acceptance of new products and services, and the perceived value of those products and services by customers;
•changes in deposit flows, consumer spending, borrowings, and savings habits;
•our ability to implement new technologies and maintain secure and reliable technology systems;
•the effects of any cyber threats, attacks or events, or fraudulent activity, including those that involve our third-party vendors and service providers;
•performance by our counterparties and third-party vendors;
•our ability to increase market share and control expenses;
•changes in the competitive environment among banks, financial holding companies, and other traditional and non-traditional financial services providers;
•our ability to maintain adequate sources of funding and liquidity;
•changes in the level of non-performing assets and charge-offs;
•changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;
•the effect of changes in accounting policies and practices applicable to us, including impacts of recently adopted accounting guidance;
•our inability to remediate the material weaknesses in our internal control related to ineffective ITGCs;
•legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; and
•our ability to appropriately address any environmental, social, governmental, and sustainability concerns that may arise from our business activities.
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

PART I
ITEM 1. BUSINESS
General
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. Webster Bank, along with its HSA Bank Division, is a leading commercial bank in the Northeast that delivers a wide range of digital and traditional financial solutions to businesses, individuals, families, and partners across its three differentiated lines of business: Commercial Banking, HSA Bank, and Consumer Banking. While its core footprint spans from New York to Rhode Island and Massachusetts, certain businesses operate in extended geographies. HSA Bank is one of the largest providers of employee benefits solutions in the United States.
Available Information
The Company files reports with the SEC, and makes available, free of charge, within the investor relations section of its internet website (http://investors.websterbank.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information contained on the Company's website is not incorporated by reference into this report.
Merger with Sterling Bancorp
On January 31, 2022, Webster completed its merger with Sterling pursuant to an Agreement and Plan of Merger dated as of April 18, 2021. Pursuant to the merger agreement, Sterling Bancorp merged with and into the Holding Company, with the Holding Company continuing as the surviving corporation. Following the merger, on February 1, 2022, Sterling National Bank, a wholly-owned subsidiary of Sterling Bancorp, merged with and into the Bank, with the Bank continuing as the surviving bank. Additional information regarding the merger with Sterling, along with other completed and announced acquisitions, can be found in Part II under the section captioned "Recent Developments" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Note 2: Mergers and Acquisitions in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
Subsidiaries and Reportable Segments
The Holding Company's principal consolidated subsidiary is the Bank. The Bank's significant wholly-owned subsidiaries include: Webster Servicing LLC, Webster Public Finance Corporation, Sterling National Funding Corporation, Webster Mortgage Investment Corporation, Sterling Business Credit LLC, Webster Wealth Advisors, Inc., Webster Licensing, LLC, Bend Financial, Inc., Interlink Insured Sweep LLC, Webster Investment Services, Inc., Webster Preferred Capital Corporation, and Webster Community Development Corporation. The Company's operations are organized into three reportable segments, which represent its primary businesses.
Commercial Banking serves businesses with more than $2 million of revenue through its Commercial Real Estate and Equipment Finance, Middle Market, Business Banking, Asset-Based Lending and Commercial Services, Public Sector Finance, Mortgage Warehouse, Sponsor and Specialty Finance, Verticals and Support, Private Banking, and Treasury Management business units.
•Commercial Real Estate offers financing alternatives for the purpose of acquiring, developing, constructing, improving, or refinancing commercial real estate, in which loans are typically secured by institutional-quality real estate, including apartments, anchored retail, industrial, office, and student and affordable housing properties, and where the income generated from the secured property is the primary repayment source.
•Equipment Finance offers small to mid-ticket equipment leasing solutions for critical equipment, new or used, across the manufacturing, construction and transportation, and environmental sectors.
•Middle Market offers a broad range of financial services to a diversified group of companies delivering competitive products and solutions that meet their specific middle market needs.
•Business Banking offers credit, deposit, and cash flow management products to businesses and professional service firms.
•Asset-Based Lending, which is a top U.S. asset-based lender, offers asset-based loans and revolving credit facilities by financing core working capital with advance rates against inventory, accounts receivable, equipment, or other property owned by the borrower.
•Commercial Services offers accounts receivable factoring and trade financing, and payroll funding and business process outsourcing to temporary staffing agencies nationwide, including full back-office, technology, and tax accounting services.
•Public Sector Finance offers financing solutions exclusively to state, municipal, and local government entities.

•Mortgage Warehouse offers warehouse financing facilities consisting of temporary lines of credit, and which are secured by 1-4 family residential mortgages, to independent mortgage origination companies.
•Sponsor and Specialty Finance offers senior debt capital to companies across the U.S. that are backed by private equity sponsors and/or privately owned in one of our specialty industries: technology and infrastructure, healthcare, environmental services, business and information services, lender finance, and fund banking.
•Verticals and Support offers credit, deposit, and cash flow management to businesses and professional service firms in the legal, not-for-profit, and property management sectors, as well as to local and state governments.
•Private Banking offers an array of wealth management solutions to business owners and operators, including trust, asset management, financial planning, insurance, retirement, and investment products.
•Treasury Management offers derivative, treasury, accounts payable, accounts receivable, and trade products and services, through a dedicated team of treasury professionals and local commercial bankers, to help its business and institutional customers enhance liquidity, improve operations, and reduce risk.
HSA Bank, serviced through Webster Servicing LLC, offers a comprehensive consumer-directed healthcare solution that includes HSAs, health reimbursement arrangements, flexible spending accounts, and commuter benefits. HSAs are used in conjunction with high deductible health plans in order to facilitate tax advantages for account holders with respect to health care spending and savings, in accordance with applicable laws. HSAs are distributed nationwide directly to employers and individual consumers, as well as through national and regional insurance carriers, benefit consultants, and financial advisors. HSA deposits provide long-duration, low cost funding that is used to minimize the Bank's use of wholesale funding in support of its loan growth. Non-interest revenue is generated predominantly through service fees and interchange income.
Consumer Banking operates a distribution network, primarily throughout southern New England and the New York Metro and Suburban markets, that comprises 201 banking centers and 352 ATMs, a customer care center, and a full range of web and mobile-based banking services. Consumer Banking's business units consist of Consumer Lending and Small Business Banking.
•Consumer Lending offers consumer deposit and fee-based services, residential mortgages, home equity lines, secured and unsecured loans, and credit card products.
•Small Business Banking offers credit, deposit, and cash flow management products targeted to businesses and professional service firms with annual revenues of up to $2 million.
Additional information regarding the Company's reportable segments can be found in Part II under the section captioned "Segment Reporting" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Note 21: Segment Reporting in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

Human Capital Resources
As a values-driven organization, the Company's employees are the cornerstone of its success. At December 31, 2022, the Company had 4,065 full-time employees and 128 part-time employees, which comprised 63% female and 37% male, along with 553 temporary workers. None of the Company's employees were represented by a collective bargaining agreement.
Diversity, Equity, Inclusion and Belonging
The Company believes that its focus on DEIB is a critical component of how it supports the increasingly different perspectives of its employees, clients, and communities. It is not only key to long-term growth, but also having a workforce comprised of diverse identities, backgrounds, and experiences better helps the clients and communities that the Company serves to achieve their financial goals. The Company's commitment to DEIB starts with the senior leadership team, who continuously works to ensure that DEIB is embedded into the way the Company does business. The Company has established a DEIB Council, which serves as a platform where senior leaders, partners, and representatives of various internal business resource groups shape the strategy and actions of our DEIB efforts. The Council currently comprises 39 employee members across the organization and is co-chaired by the Chief Executive Officer and Executive Vice President of Business Banking, both of whom make recommendations on ways to integrate DEIB in the areas of education and awareness, talent recruitment and development, and employee, client, and community engagement. The Company's Managing Director of DEIB works to expand DEIB initiatives and programs, as well as grow partnerships within local communities, while promoting a diverse, equitable workforce in an open, inclusive environment.
Compensation and Benefits
The Company's compensation program aims to attract, retain, and reward high-performing talent at all levels of the organization through a pay-for-performance philosophy. Variable payment opportunities are available to all employees, including corporate incentive plans, sales/service commission or incentive plans, and equity plans for senior-level executives. Comprehensive benefits and wellness resources are provided to employees, including medical, dental, vision, wellness incentives, life insurance, voluntary supplemental life insurance, short-term and long-term disability, as well as a 401(k) retirement savings plan with a Company match, Employee Stock Purchase Plan, Employee Assistance Program, parental leave, and paid time off. The Company shares in the costs of benefits with its employees by paying approximately 80% of all insurance costs. In addition, it contributes to participating employees’ HSAs through earned incentives for completing activities such as biometric screenings, wellness physicals, and dental exams. Benefit trends are reviewed regularly and plans are adjusted accordingly to remain competitive. The Company believes that its current benefits practices play a key role in employee retention. The average full-time and part-time employee tenure at the Company was approximately 9.1 years at December 31, 2022.
Learning and Development
The Company is focused on investing in its current and future talent by actively supporting the success, growth, and career progression of its employees. Employees have access to more than 400 courses offered through Webster Bank University, the Company's internal learning resource that offers on-demand webinars, e-learning modules, and in-person learning programs. The Company also provides unlimited access to self-directed online courses taught by industry experts with curated learning paths that are designed specifically for their professional interests.

Competition
The Company is subject to strong competition from banks, thrifts, credit unions, non-bank health savings account trustees, consumer finance companies, investment companies, insurance companies, and online lending and savings institutions. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems, and a wider array of commercial and consumer banking services than the Company. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank organizations including financial technology companies, greater technological developments in the industry, and continued bank regulatory reforms.
The Company faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and hours, mobile banking, and other automated services. Competition for deposits comes from other commercial banks, thrifts, credit unions, non-bank health savings account trustees, money market mutual funds, financial technology companies, and other non-bank financial services companies. The primary factors in competing for commercial and consumer loans are interest rates, loan origination fees, ease and convenience of loan origination channels, the quality and range of lending services, personalized service, and the ability to close within each customer's desired time frame. Competition for the origination of loans comes primarily from commercial banks, non-bank lenders, savings institutions, mortgage banking firms, mortgage brokers, online lenders, and insurance companies. Other factors that affect competition include the general and local economic conditions, current interest rate levels, and volatility in the lending markets.
Supervision and Regulation
The Holding Company and its bank and non-bank subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their depository institutions is intended to protect depositors, the FDIF, consumers, and the U.S. banking system as a whole.
Set forth in the paragraphs below is a summary of the significant elements of the laws and regulations applicable to the Holding Company and its bank and non-bank subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Banking statutes, regulations, and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. Changes in the statutes, regulations, or regulatory policies applicable to the Holding Company and its bank and non-bank subsidiaries, including how they are implemented or interpreted, could have a material effect on the results of the Company.
Regulatory Agencies
The Holding Company is a separate and distinct legal entity from the Bank and its other subsidiaries. As a registered bank holding company and a financial holding company, Webster Financial Corporation is subject to regulation under the BHC Act and to inspection, examination, and supervision by its primary federal regulator, the Board of Governors of the Federal Reserve System. As a publicly-traded company, Webster is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both of which are administered by the SEC. As a publicly-traded company with securities listed on the NYSE, Webster is subject to the rules of the NYSE.
The Bank is organized as a national banking association under the National Bank Act, as amended, and is subject to the supervision of and regular examination by the OCC, its primary federal regulator, as well as by the FDIC, its deposit insurer. As a national banking association, the Bank derives its lending, investment, and other bank activity powers from the National Bank Act, as amended, and the regulations of the OCC promulgated thereunder. In addition, the CFPB supervises the Bank to ensure compliance with federal consumer financial protection laws.
The Holding Company’s non-bank subsidiaries are also subject to regulation by the Board of Governors of the Federal Reserve System and other applicable federal and state agencies.
Bank Holding Company Activities
In general, the BHC Act limits the business of bank holding companies to banking, managing, or controlling banks and other activities that the Board of Governors of the Federal Reserve System has determined to be closely related to banking. Bank holding companies that qualify and elect to become financial holding companies, such as Webster Financial Corporation, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Board of Governors of the Federal Reserve System in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the Board of Governors of the Federal Reserve System). Activities that are financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting, and merchant banking. If a financial holding company or its bank ceases to be well capitalized or well managed, the Board of Governors of the Federal Reserve System may impose corrective capital and managerial requirements and activity restrictions.

Mergers and Acquisitions
Under the BHC Act, prior approval from the Board of Governors of the Federal Reserve System is required in order for any bank holding company to (i) acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) acquire all or substantially all of the assets of a bank, or (iii) merge or consolidate with any other bank holding company. Generally, the Holding Company is not required to obtain prior approval from the Board of Governors of the Federal Reserve System to acquire a non-bank that engages in activities that are financial in nature or incidental to activities that are financial in nature, as long as the Holding Company meets the capital, managerial, and CRA requirements to qualify as a financial holding company. However, the Holding Company is required to receive prior approval from the Board of Governors of the Federal Reserve System for an acquisition in which the total consolidated assets to be acquired exceeds $10 billion.
Pursuant to Section 18(c) of the FDIA, more commonly known as the Bank Merger Act, and for national banks relying on certain other sources of merger authority, prior written approval from a bank's primary federal regulator is required before any insured depository institution may consummate a merger transaction, which includes a merger, consolidation, assumption of deposit liabilities, and certain asset transfers between or among two or more institutions. Prior written approval of a bank's primary federal regulator is also required for merger transactions between or among affiliated institutions, as well as for merger transactions between or among non-affiliated institutions. Transactions that do not involve a transfer of deposit liabilities typically do not require prior approval under the Bank Merger Act, unless the transaction involves the acquisition of all or substantially all of an institution's assets. When evaluating and acting on proposed merger transactions, regulators consider the extent of existing competition between and among the merging institutions, other depository institutions, and other providers of similar or equivalent services in the relevant product and geographic markets, the convenience and needs of the community to be served, capital adequacy and earnings prospects, and the effectiveness the merger institutions in combating money-laundering activities, among other factors.
Further, the Change in Bank Control Act of 1978 generally prohibits any person, acting directly or indirectly or in concert with other persons, from acquiring control of a covered institution without providing at least 60 days prior written notice to the FDIC or upon receipt of written notice that the FDIC does not disapprove of the acquisition.
Capital Adequacy
The Board of Governors of the Federal Reserve System, the OCC, and the FDIC have adopted the regulatory capital standards in accordance with Basel III, as developed by the Basel Committee on Banking Supervision. The Basel III Capital Rules strengthened international capital adequacy standards by increasing institutions' minimum capital requirements and holdings of high-quality liquid assets, and decreasing bank leverage.
Under the Basel III Capital Rules, the Company's assets, exposures, and certain off-balance sheet commitments and obligations are subject to risk weights used to determine risk-weighted assets. Risk weights can range from 0% for U.S. government securities to 1,250% for certain tranches of complex securitization or equity exposures. Risk-weighted assets serve as the base against which regulatory capital is measured, and are used to calculate the Holding Company's and the Banks' minimum capital ratios of CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), Total capital to total risk-weighted assets (Total risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), as defined in the regulations, which the Company is required to maintain. CET1 capital consists of common stockholders' equity less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. At the time of initial adoption of the Basel III Capital Rules, the Company had elected to opt-out of the requirement to include certain components of AOCI in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes qualifying subordinated debt and the permissible portion of the ACL.
The following table summarizes the ratio thresholds applicable to the Company pursuant to the Basel III Capital Rules as of December 31, 2022:

	Adequately Capitalized	Well Capitalized
CET1 risk-based capital	4.5%	6.5%
Total risk-based capital	8.0	10.0
Tier 1 risk-based capital	6.0	8.0
Tier 1 leverage capital	4.0	5.0
In addition, the Basel III Capital Rules mandate that most deductions from or adjustments to regulatory capital be made to CET1 capital, not to the other components. For instance, the deduction of mortgage servicing assets, certain DTAs, and capital investments in unconsolidated financial institutions is required to the extent that any one such category exceeds 10% of CET1 capital or exceeds 15% of CET1 capital in the aggregate.

The Basel III Capital Rules also include a capital conservation buffer comprised entirely of CET1 capital, which is considered in addition to the 4.5% CET1 capital ratio, and is equal to 2.5% of risk-weighted assets for both the Holding Company and the Bank. This buffer is designed to absorb losses during periods of economic stress, and is generally required in order to avoid limitations on capital distributions and certain discretionary bonus payments to executive officers.
On August 26, 2020, in response to the COVID-19 pandemic, the federal banking agencies issued a final rule that provided banking organizations that had implemented CECL during 2020, the option to delay an estimate of CECL's effect on regulatory capital for two years ending on January 1, 2022, followed by a three-year transition period ending on December 31, 2024. The Company elected to utilize the 2020 capital transition relief and delayed the regulatory capital impact of adopting CECL. Both the Holding Company's and the Bank's ratios remain in excess of being well-capitalized, even without the benefit of the delayed CECL adoption impact. Additional information regarding the delayed CECL adoption impact on regulatory capital can be found in Part II under the section captioned "Liquidity and Capital Resources" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Note 13: Regulatory Matters in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
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
Each of the Bank's capital ratios exceeded those required for a insured depository institution to be considered well capitalized at December 31, 2022.
In addition, an insured depository institution with a ratio of tangible equity less than or equal to 2% is considered to be critically under capitalized. If an insured depository institution has been determined, after notice and opportunity for a hearing, to be in an unsafe or unsound condition, or if it receives a less-than-satisfactory rating for asset quality, management, earnings, or liquidity in its most recent examination, the appropriate federal banking agency may downgrade a well capitalized, adequately capitalized, or under capitalized insured depository institution to the next lower capital category.
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
Enhanced Prudential Standards
The Board of Governors of the Federal Reserve System established enhanced prudential standards for larger bank holding companies based on size and certain risk-based indicators. On October 10, 2019, the Federal Reserve Board, along with other federal bank regulatory agencies, tailored these prudential standards allowing bank holding companies with total consolidated assets of $250 billion or less to be exempt from certain enhanced capital and liquidity prudential standards, including company-run stress testing, capital planning, liquidity coverage ratio, and resolution planning requirements, among others. Although the Holding Company's total consolidated assets are beneath the $250 billion threshold, the Company performs certain stress tests internally and incorporates the economic models and information developed through its stress testing program into its risk management and capital planning activities, which continue to be subject to the regular supervisory processes of the Federal Reserve System and the OCC.
In addition, publicly-traded bank holding companies with $50 billion or more in total consolidated assets are required to maintain a risk committee that is responsible for the oversight of enterprise risk management practices and that meets other statutory requirements. The Company maintains a standing Risk Committee of the Board of Directors that oversees its risk management program.

Volcker Rule
The Volcker Rule prohibits banking entities, such as the Holding Company and the Bank, from (i) engaging in short-term proprietary trading of certain securities, derivatives, commodity futures, and options on these investments for their own account, and (ii) imposes limits on investments in, and other relationships with hedge funds or private equity funds. The Volcker Rule provides exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The Volcker rule also clarifies that certain activities are not prohibited, including acting as agent, broker, or custodian. Banking entities with significant trading operations (those with $20 billion or more in average trading assets and liabilities) are required to establish a detailed compliance program to which their Chief Executive Officers are required to attest that the program is reasonably designed to achieve compliance with the Volcker Rule. The Company has a Volcker Rule compliance program in place that covers all of its subsidiaries and affiliates.
On June 25, 2020, the Federal Reserve System, Commodity Futures Trading Commission, FDIC, OCC, and SEC issued a final rule that modified the Volcker Rule's prohibition on banking entities investing in or sponsoring hedge funds or private equity funds, known as covered funds. The final rule, which became effective on October 1, 2020, modified three areas of the Volcker Rule by (i) streamlining the covered funds portion of the rule, (ii) addressing the extraterritorial treatment of certain foreign funds, and (iii) permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The Federal Reserve System had granted the Company an extension until July 21, 2022 to bring its holdings into compliance with the Volcker Rule. The Company dissolved its remaining holdings in illiquid covered funds during 2021, and believes its holdings to be fully compliant with the Volcker Rule as of December 31, 2022.
Federal Reserve System
Federal Reserve System regulations require depository institutions to maintain reserves against its transaction accounts and non-personal time deposits for the purposes of implementing monetary policy. The reserve requirement must be satisfied in the form of vault cash and, if vault cash is insufficient, by maintaining a balance in an account at a FRB. The FRA authorizes different ranges of reserve requirement ratios depending on the amount of transaction account balances held at each depository institution. Effective March 26, 2020, in response to the COVID-19 pandemic, the reserve requirement ratios on all net transaction accounts were reduced to zero percent, thereby eliminating reserve requirements for all depository institutions.
Further, as a national bank and a member of the Federal Reserve System, Webster Bank is required to subscribe to the capital stock of its district FRB in an amount equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call by the Board of Governors of the Federal Reserve System. At December 31, 2022, the Bank held a FRB of New York stock investment of $224.5 million.
Federal Home Loan Bank System
The FHLB System provides a central credit facility for its member institutions. Webster Bank, as a member of the FHLB, is required to purchase and hold shares of FHLB capital stock for its membership and other activities in an amount equal to 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, up to a maximum of $5 million, plus an amount that varies from 3.0% to 4.0% depending on the maturities of its FHLB advances, of which there were $5.5 billion outstanding at December 31, 2022. The Bank was in compliance with these requirements at December 31, 2022, and held a FHLB stock investment of $221.4 million.
Source of Strength Doctrine
Bank holding companies are required to serve as a source of financial strength to their subsidiary banks and commit resources to support each of their subsidiary banks. This support may be required at times when the Holding Company is not in a financial position to provide such resources without adversely affecting its ability to meet other obligations. The Federal Reserve System may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank, or if it undertakes actions that the Federal Reserve System believes might jeopardize the bank holding company's ability to commit resources to such subsidiary bank. Capital loans by banking holding companies to its subsidiary banks would be subordinate in right of payment to deposits and certain other debts of the subsidiary bank. In the event of bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
In addition, under the National Bank Act, if the Bank's capital stock is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Holding Company. If the assessment is not paid within three months after receiving notice thereof, the OCC could order a sale of the Bank stock held to cover any deficiency.

Safety and Soundness Standards
The federal banking agencies have adopted the rules and regulations under the Interagency Guidelines Establishing Standards for Safety and Soundness, which are applicable to all insured depository institutions. These guidelines prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits, asset quality, earnings, and stock valuation, as determined to be appropriate.
The OCC also has guidelines establishing heightened standards for large national banks, which establish minimum standards for the design and implementation of a risk governance framework. A large bank is defined as a bank with more than $50 billion in average total consolidated assets from its four most recently filed quarterly Call Reports. Upon becoming a covered bank, the bank should have a risk governance framework in compliance with the guidelines within 18 months from the as of date of the most recently filed Call Report used to calculate the average. The framework of a parent holding company may be used when the risks are substantially similar. With the filing of its Call Report for the quarter ended December 31, 2022, the Bank became a covered bank, and will have 18 months to comply with these heightened OCC guidelines.
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
Dividends
The Holding Company is dependent upon dividends from the Bank to provide funds for its cash requirements, including the payment of dividends to stockholders. Dividends paid by the Bank are subject to federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels, or would exceed the net income for that year combined with the undistributed net income for the preceding two years. During the year ended December 31, 2022, the Bank declared and paid $475.0 million in dividends to the Holding Company and had $701.4 million of undistributed net income available for the declaration and payment of dividends at December 31, 2022.
In addition, federal banking regulators have the authority to prohibit the Company from engaging in unsafe or unsound practices in conducting its business. The declaration and payment of dividends, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice, especially if its capital base is depleted to an inadequate level. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital requirements.
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

Consumer Protection and Consumer Financial Protection Bureau Supervision
The CFPB is responsible for implementing, enforcing, and examining compliance with federal consumer financial protection laws. As an insured depository institution with more than $10 billion in total assets, the Bank is subject to supervision by the CFPB. There are a number of federal laws, which the Company is subject to, that are designed to protect borrowers and promote lending, including, but not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Procedures Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Practices Act, and the Consumer Financial Protection Act of 2010.
On December 7, 2021, the CFPB issued a final rule amending Regulation Z, which implements the Truth in Lending Act, to address the anticipated sunset of LIBOR for consumer financial products, which is expected to be discontinued for most USD tenors in June 2023. Information regarding the Company's LIBOR transition plan and risk factors associated with the discontinuation of LIBOR, can be found under the section captioned "LIBOR Transition" contained in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Part I - Item 1A. Risk Factors.
Identity Theft
Certain regulated entities are required to establish programs to address risks of identity theft. In accordance with these rules, financial institutions and creditors are required to develop and implement a written identity theft prevention program designed to detect, prevent, and mitigate identity theft in connection with certain existing accounts or the opening of new accounts. The Company has an Identity Theft Prevention Program in place, which is approved by the Board of Directors, satisfying its compliance with these requirements.
Financial Privacy and Data Security
The Company is subject to federal and certain state laws and regulations containing consumer privacy and data protection provisions addressing the treatment of nonpublic personal information about consumers by financial institutions. Subject to certain exceptions, financial institutions are prohibited from disclosing nonpublic personal information about a consumer to nonaffiliated third parties, unless the institution satisfies various notice and opt-out requirements and the consumer has not elected to opt out of the disclosure. Regardless as to whether a financial institution shares nonpublic personal information, the institution must provide notice of its privacy policies and practices to its consumers, and must follow redisclosure and reuse limitations on any nonpublic personal information it receives from a nonaffiliated financial institution.
The federal banking regulatory agencies have adopted guidelines for establishing information security standards and programs to protect such information, with an increased focus on risk management and processes related to information technology, and the use of third-parties. The expectation from the federal banking regulatory agencies is that financial institutions have established lines of defense to ensure that their risk management processes address the risks posed by compromised customer credentials, and that the financial institution has sufficient business continuity planning processes to ensure rapid recovery, resumption, and maintenance of operations after a cyber-attack.
Financial institutions are required to notify customers of security breaches that result in unauthorized access to their nonpublic personal information. Further, on November 18, 2021, the Board of Governors of the Federal Reserve System, the OCC, and the FDIC issued a final rule that requires a banking organization to notify its primary regulator of certain types of computer security incidents that result in harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits, as soon as possible and no later than 36 hours after the banking organization determines that a notification incident has occurred. The final rule also requires a bank service provider to notify each affected banking organization customer as soon as possible when the bank service provider determines that is has experienced a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. The final rule became effective April 1, 2022, and compliance with the final rule was required by May 1, 2022.
Community Reinvestment Act and Fair Lending Laws
The Bank has a responsibility under the CRA to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products or services that it believes are best suited to its particular community. In connection with its examination, the OCC assesses the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, as well as the activities of the Company. Further, the Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC, as well as other federal regulatory agencies, including the CFPB and the Department of Justice. The Bank received a CRA rating of Outstanding in its most recent examination.

Federal Deposit Insurance
The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, for each account ownership category. The FDIF is funded mainly through quarterly assessments on insured depository institutions, such as the Bank, and provides insurance coverage for certain deposits up to this maximum amount.
The Bank's assessment is calculated in accordance with the FDIC's standardized risk-based methodology by multiplying its assessment rate by its assessment base, which are determined and paid each quarter. The assessment base equals the Bank's average consolidated total assets less average tangible equity during the assessment period. As a large bank, or generally one with $10 billion or more in assets, Webster Bank is assigned an individual rate based on a scorecard, which combines CAMELS (capital adequacy, asset quality, management, earnings, liquidity, and sensitivity) component ratings, financial measures used to measure a bank's ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure, to produce a score that is then converted to an assessment rate.
Assessment rates are subject to adjustment by the FDIC. For instance, assessment rates could (i) decrease for the issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt, (ii) increase for holdings of long-term unsecured or subordinated debt issued by other banks, or (iii) increase for significant holdings of brokered deposits for large banks that are not well rated or not well capitalized. On October 18, 2022, the FDIC increased the initial deposit base deposit insurance assessment rate schedules uniformly by 2 basis points for all insured depository institutions, beginning in the first quarterly assessment period of 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the FDIF reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028.
The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound, or that the institution has engaged in unsafe and unsound practices, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Company’s management is not aware of any practice, violation, or condition that might lead to the termination of its deposit insurance.
Depositor Preference
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
Anti-Money Laundering
A major focus of U.S. federal governmental policy as it relates to financial institutions is aimed at combating money laundering and terrorist financing. The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with the relevant laws and regulations, could have serious legal and reputational consequences for the financial institutions, including causing the applicable bank regulatory authorities to not approve merger or acquisition transactions or to prohibit such transactions even if prior approval is not required.
Financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of federal privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign shell banks and persons from jurisdictions of particular concern.
Financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted under the Bank Merger Act. The Company has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in very few transactions of any kind with foreign financial institutions or foreign persons. The Company also complies with the sanctions administered by the OFAC of the U.S. Department of the Treasury, which is responsible for administering economic sanctions that affect transactions with designated foreign countries, nations, and others. The OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts, known as Specially Designated Nationals and Block Persons. Blocked assets (i.e., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Debit Card Interchange Fees
The Board of Governors of the Federal Reserve System requires that the amount of any interchange transaction fee that a debit card issuer may receive or charge with respect to an electronic debit transaction shall be reasonable and proportional to the cost incurred by the debit card issuer with respect to the transaction, and imposes requirements regarding routing and exclusivity of electronic debit transactions and the usability of debit cards across networks. Interchange fees for certain electronic debit transactions are capped at 21 cents plus 0.05% of the transaction value for issuers with over $10 billion in consolidated assets, such as the Bank. The regulation also allows covered debit card issuers to receive 1 cent per transaction for fraud-prevention costs, provided that the debit card issuer meets the fraud-prevention standards established by the FRB. HSA Bank's interchange revenue is not subject to these rules.

Risk Management Framework
The Company defines risk as the potential that events, expected or unexpected, may have an adverse effect on its earnings, capital, or franchise/enterprise value. The Company maintains a structured risk management framework that provides an integrated, forward-looking approach to identifying, prioritizing, and managing all risk categories across the organization: Information, Reputational, Operational, Credit, Compliance, Financial, and Strategic.
Executive management sets the tone at the top and reinforces risk culture through strategy setting, formulating objectives, approving resource allocations, and establishing and maintaining effective systems of internal controls. A strong risk culture is the foundation of effective risk management because it influences the decisions of management and employees when weighing risks and benefits. Management also encourages and supports risk self-identification and timely escalation throughout the organization.
The risk management framework includes a Three Lines Model with the following roles and responsibilities:
1st Line: Line of Business Units
Line of business units have responsibility for identifying, assessing, escalating, controlling, and mitigating risks inherent to their business activities arising from their chosen strategy and ongoing operations.
2nd Line: Risk Management Functions
Risk management functions operate independent of the line of business and facilitate development and implementation of risk management practices, provide risk guidance and assist the lines of business in identification and mitigation of risk, monitor adequacy of risk responses and timeliness of remediation, and perform control testing.
3rd Line: Independent Control Functions
Reporting directly to the Board of Directors, the independent control functions (i.e., Internal Audit, Credit Risk Review) perform assessments and evaluations of risk management practices and internal controls, identify issues, make recommendations, and inform the Board of Directors and executive management on matters that require remediation.
Risk identification at the Company is a continuous process and occurs at the transaction, portfolio, and enterprise levels. Approaches used to identify risk include process and data analysis, key risk indicators, and risk assessments. Identified risks are assessed based on qualitative and quantitative factors to understand the likelihood that such events will occur and the degree to which they will impact the Company’s ability to achieve its strategic and business objectives if they occur. Risk assessments, which are performed by the 1st line or 2nd line of defense functions, evaluate inherent risk (likelihood and impact) and existing controls (control environment) to arrive at residual risk.
The Company has established and maintains a Risk Appetite Statement which provides guidance to management regarding the nature and level of residual risk that it is willing to take in pursuit of its objectives. The appetite balances a qualitative risk appetite statement, which is approved annually by the Board of Directors, with quantitative metrics in the form of board-level and management-level scorecards comprising key risk indicators with established risk tolerance levels. Tolerance levels are periodically reviewed by the respective oversight committees to ensure the alignment of risk appetite with the Company’s risk profile.
The Company has established operating and oversight structures including policies, processes, and control/oversight systems that support risk-related decision-making designed to ensure appropriate authority, accountability, independence, and clarity of roles and responsibilities. The Board of Directors oversees the Company's approach to risk management and delegates its authority to the Risk Committee to provide oversight and effective challenge. Along with assisting the Board of Directors in fulfilling its oversight responsibilities, the Risk Committee is responsible for reviewing information regarding the Company's policies, procedures, and practices relating to risk. The Chief Risk Officer has the primary responsibility for the design and implementation of the Company's risk management framework.
The ERMC, which is chaired by the Chief Risk Officer, is the management committee responsible for overseeing the Company's risk management process, including monitoring the severity, direction, and trend of current and emerging risks relative to business strategies and market conditions, assessing the quality of risk programs to manage and mitigate risks, and ensuring implementation of the Company's risk appetite and strategy. To support the ERMC in its oversight responsibilities, it has seven subcommittees: (i) Information Risk Committee, (ii) Operational Risk Management Committee, (iii) Litigation Risk Management Committee (iv) Credit Risk Management Committee, (v) Regulatory Compliance Committee, (vi) Bank Secrecy Act and Fraud Oversight Committee, and (vii) Asset Liability Committee.

Information Risk
Information risk encompasses Information Technology and Information Security risks. Informational Technology risk is defined as the risk that systems handing information and process flows may not meet quality and efficiency standards in line with industry, customer, and regulatory expectations, or may fail causing outages, or that new systems may not be implemented in a timely manner. Information Security risk is defined as the risk of unauthorized access, use, disclosure, disruption, modification, perusal, inspection, recording, or destruction of electronic or physical data.
The increased use of technology to store and process information, particularly the ability to conduct financial transactions on mobile devices and cloud technologies, exposes the Company to moderate risk of potential operational disruption or information security incidents, whether caused by deliberate or accidental acts. The Company is committed to preventing, detecting, and responding timely to incidents that may impact the confidentiality, integrity, and availability of information assets through its information security and technology risk programs, which are managed under the direction of the Chief Information Security Officer and Senior Managing Director of Information Risk Management. The Information Risk Committee provides primary oversight to Information Risk.
Reputational Risk
Reputational risk is defined as the potential that negative publicity regarding the Company's conduct, business practices, or associations, whether true or not, will adversely affect its revenues, operations, and customer base, or require costly litigation or other defensive measures. Reputational risk may also impair the Company's competitiveness by affecting its ability to establish new relationships or continue servicing existing customers. Reputational risk is inherent in all Company's activities, especially when dealing with stakeholders such as customers, counterparties, investors, regulators, colleagues, and communities.
In addition, reputational risk arises when the Company associates its brand with solutions and services offered through outsourced arrangements, negative publicity regarding matters such as poor unethical or deceptive business practices, violations of laws or regulations, high profile litigation, poor financial performance, poor execution, or inferior customer service.
Reputational risk is managed through strong corporate governance, risk culture, and a Code of Ethics. Setting the tone at the top, the Board of Directors and executive leadership actively support risk awareness by mandating accurate and timely management information and communication. The Company's ethical standards are reinforced through recruiting, training, and performance management. The Company also maintains strong fair and responsible banking practices, which permeate interactions with clients, vendors, and counterparties. The ERMC provides primary oversight to Reputational risk.
Operational Risk
Operational risk is defined as the risk of loss, whether direct or indirect, due to the inadequacy or failure of processes and systems, human error, or from external events. Operational risk encompasses the following risks: Fraud, Third Parties, Human Capital, Business Operations, Model, Legal, and Physical Security.
The Company mitigates Operational risk through the establishment of an Operational Risk Management Program, which provides for a set of tools to identify, assess, monitor, and report operational risk activities. The program enables the lines of business and corporate functions to establish accountability for performance and execution, and allows for timely and effective management of identified risks, control failures, or other related gap/deficiencies that are reinforced through incentive structures. The Company seeks to control operational risk within an acceptable range, which is determined by the types of businesses in which it engages, and the volume of activity within those lines of business. Control of operational losses depends on identifying the types of transactions and operational risks faced at the enterprise and business level, and ensuring effective internal control processes are in place to mitigate these risks. The Operational Risk Management Committee provides primary oversight to Operational risk as a whole. The Litigation Risk Committee provides primary oversight to Legal risk.
Credit Risk
Credit risk is defined as the risk of loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations to the Company. Credit risk arises in the Company's lending operations, and in its funding and investment activities where counterparties have repayment or other obligations to the Company. Credit risk can also arise from other solutions or services that involve customer obligations for the transfer of funds.
The overall focus of Credit risk management is to balance returns relative to risk while operating within stated risk tolerances. The Company maintains underwriting standards consistent with its desired risk profile and robust credit process. The Company's loan portfolio is balanced to include both commercial and consumer lending activity, while avoiding significant concentrations in borrowers, counterparties, industries, and solutions that could create excessive correlated risk.
Diversification of the loan portfolio across commercial and industrial, specialty finance, and real estate lending is important in managing credit risk. Accordingly, management aims to actively measure and management concentrations by portfolio, industry sector and specific sub-sectors, geography, single obligor, and other guidelines. The Company is primarily a relationship lender. In addition, the Company will only assume credit risk when it can effectively manage from an infrastructure or operational perspective, and it has industry, product, and market expertise.

The Credit Risk Management Program is led by the Chief Credit Officer, along with a team of credit executives who are independent of the loan production and treasury functions. The Credit Risk Management Committee provides primary oversight to Credit risk.
Compliance Risks
Compliance risk is defined as the risk to current or anticipated earnings or capital arising from violations of, or non-compliance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or prudent ethical standards. Compliance risk exposes the Company to fines, civil monetary penalties, payment of damages, and the voiding of contracts. The Company's activities subject to overall compliance, consumer protection, and regulatory risk include deposit account management, lending products and services, privacy protections, investment management, and fiduciary services.
Compliance risk is managed through the execution of a comprehensive Compliance Management Program, which is designed to identify and evaluate risks of non-compliance, assess, test, and monitor the effectiveness of internal controls, and report and escalate significant issues. The Regulatory Compliance Committee provides primary oversight to Compliance risk as a whole. The BSA and Fraud Oversight Committee provides primary oversight to Compliance risks specific to the BSA.
Financial Risk
Financial risk encompasses Treasury and Accounting risk. Treasury risk includes the risk (i) of capital levels falling below supervisory expectations or being incommensurate with the level of risk; (ii) that a value of a security or investment will decrease; (iii) changes in interest rates could contribute to a reduction in earnings and net worth; and (iv) from decreases or changes in funding sources. Accounting risk includes the risks that arise from the inability to (i) comply with GAAP and regulatory laws/guidelines; (ii) ensure a high integrity financial reporting process; and (iii) disclose appropriate information.
The Treasury components of Financial risk are managed through interest rate, liquidity, and capital scenario analysis and stress testing. Accounting risk is managed through internal control over financial reporting. The Company's Treasury and Accounting Risk Programs are respectively managed by the Treasurer and Chief Accounting Officer. The Asset Liability Committee provides primary oversight of Treasury risk. The Disclosure and SOX Committees, both of which are subcommittees of the Audit Committee, provide primary oversight of Accounting risk.
Strategic Risk
Strategic risk is defined as the risk to the Company's current or projected financial condition, expected returns and resilience arising from the inability to select and execute strategic choices, suboptimal company positioning, ineffective organizational structures, poor implementation of priorities and initiatives, inadequate risk management infrastructure, or the lack of responsiveness to changes in the financial services ecosystem and operating environment.
The Company seeks to achieve its performance objectives by making management decisions, such as the selection of strategic choices, applying planning assumptions, assessing internal capabilities and the external environment, ensuring capital and resources are dedicated to the right priorities, and ensuring effective execution by periodically reviewing specific plans. Strategic risk underscores the need for balance between risk and return, evaluating opportunity against the risk of loss of value.
The long-range strategic planning process ensures that strategic choices and initiatives are viewed with the overarching goal of allocating capital and resources to support strategies that create value for customers and sustainably grow economic profit over time. The impact of a strategy on the Company's risk appetite and risk profile is evaluated as part of the strategic planning process. The long-range strategic planning process is managed by the Corporate Strategy Officer. The ERMC and Risk Committee provide primary oversight to Strategic risk.
Additional information regarding risks and uncertainties, and relevant risk factors that could impact the Company's business, results of operations, or financial condition can be found in Part I - Item 1A. Risk Factors and throughout Part II of this report.
ITEM 1A. RISK FACTORS
Investment in Webster stock involves risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our business. The discussion in the paragraphs below addresses the material risks and uncertainties, of which we are currently aware, that could adversely affect our business, results of operations, or financial condition. Before making an investment decision, you should carefully consider the risks and uncertainties together with all of the other information included or incorporated by reference in this report. If any of these events or circumstances actually occurs, our business, results of operations, or financial condition could be significantly impacted.
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
In recent years, information security risks for financial institutions have risen due to the increased sophistication and activities of organized crime, hackers, terrorists, hostile foreign governments, activists, and other external parties. There have been instances involving financial services and consumer-based companies reporting unauthorized access to, and disclosure of, client or customer information or the destruction or theft of corporate data. There have also been highly publicized cases where hackers have requested ransom-payments in exchange for allowing access to systems and/or not disclosing customer information. In addition, as a result of the increase in remote working by our personnel and the personnel of other companies, the risk of cyber-attacks, breaches or similar events, whether through our systems or those of third parties on which we rely, has increased.
Although Webster has not experienced any material losses relating to cyber-attacks or other information security breaches, it is possible that we could suffer such losses in the future. Our inherent risk and exposure to these matters remains heightened, and as a result, the continued development and enhancement of our controls, processes, and practices designed to protect and facilitate the recovery of our systems, computers, software, data, and networks from attack, damage, or unauthorized access remains a high priority for us. In conjunction with our Third Party Risk Management Program, Webster assesses and monitors third party risks to protect those information assets shared with external parties. While we have purchased network and privacy liability insurance coverage (which includes digital asset loss, business interruption loss, network security liability, privacy liability, network extortion, and data breach coverage), such insurance may not cover any and all actual losses. As cyber threats and related regulations continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.
We identified material weaknesses in our internal control related to ineffective ITGCs, which, if not remediated appropriately or timely, could result in a loss of investor confidence and adversely impact our stock price.
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II - Item 9A. Controls and Procedures, management has identified material weaknesses in internal controls due to ineffective ITGCs. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. Although management currently expects that the remediation of these material weaknesses will be completed prior to the end of 2023, our efforts may not be successful by such date, if at all. In addition, these remediation efforts will place a burden on management and result in additional technology and other expenses.
If we are unable to remediate these material weaknesses, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in the accuracy and completeness of our financial statements, and adversely impact our stock price.

Reputational Risk
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our ESG practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs for us as well as among our third-party suppliers, vendors, and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our stock.
We are subject to financial and reputational risks from potential liability arising from lawsuits.
The nature of our business ordinarily results in certain legal proceedings and claims. Whether claims or legal actions are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect how the market perceives us, the products and services we offer, as well as customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which could have a material adverse effect on our financial condition and results of operations.
We assess our liabilities and contingencies in connection with outstanding legal proceedings and certain threatened claims and assessments using the latest and most reliable information. For matters identified where it is probable that we will incur a loss and we can reasonably estimate the amount, we will establish an accrual for the loss. Once established, the accrual is then adjusted, as needed, to reflect any relevant developments. However, the actual cost of an outstanding legal proceeding or threatened claim and assessment may be substantially higher than the amount accrued by management.
Operational Risk
The replacement of LIBOR could adversely affect our business and financial condition.
LIBOR and certain other interest rate benchmarks are the subject of recent national, international, and other regulatory guidance and reform. The publication of the 1-week and 2-month USD LIBOR settings ceased as of December 31, 2021, while the
1-month, 3-month, 6-month, and 12-month USD LIBOR settings will continue to be published until June 30, 2023. Accordingly, all existing LIBOR obligations have or will transition to another benchmark after December 31, 2021, June 30, 2023, or earlier. The U.S. federal banking agencies issued a statement in November 2020 encouraging banks to transition from USD LIBOR as soon as practicable and stop entering into new contracts that use USD LIBOR by December 31, 2021.
Central banks and regulators in major jurisdictions, including the United States, have convened working groups to find, and implement the transition to suitable replacements for interbank offered rates. To identify a successor rate for USD LIBOR, the Board of Governors of the Federal Reserve Board and the FRB of New York formed the ARRC. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. Webster has adopted SOFR as the LIBOR replacement rate and began offering SOFR-based lending solutions and derivative contracts to our customers in October 2021. Effective January 1, 2022, Webster stopped originating new contracts using any LIBOR index, as defined by regulatory guidance.
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
The transition from LIBOR to SOFR requires the transition to or development of appropriate systems, models, and analytics to effectively transition our risk management and other processes from LIBOR-based products to those based on SOFR. Webster has developed a Working Group, Steering Committee, and LIBOR transition plan aligned with regulatory guidance and ARRC best practices and is actively working to develop processes, systems, and personnel to support this transition. Timelines and priorities include assessing the impact on our customers and assessing system requirements for operational processes. There can be no guarantee that our efforts will successfully mitigate the operational risks associated with transitioning from LIBOR to SOFR as the alternative reference rate. The effect of these developments on our funding costs, loan, investment, and securities portfolios is uncertain and could adversely impact our business and increase operational and legal costs.

We rely on third parties to perform significant operational services for us.
Third parties perform significant operational services on our behalf. For instance, we depend on our vendor-provided core banking processing systems to process a large number of increasingly complex transactions on a daily basis. Accordingly, we are exposed to the risk that vendors and third-party service providers might not perform in accordance with their contracts or service agreements, whether due to changes in their organizational structure, strategic focus, support for existing products, technology, services, financial condition, or for any other reason. Their failure to perform could be disruptive to our operations, which could have a materially adverse impact on our business, results of operations, and financial condition. Although we require third-party service providers to have business continuity and disaster recovery plans that are aligned with our plans, such plans may not operate successfully or in a timely manner so as to prevent any such material adverse impact.
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
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations, those of our customers, or third parties on which we rely, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. In addition, transitioning to a low-carbon economy may entail extensive policy, legal, technological, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses and undermine our strategies. Our reputation and client relationships may be damaged as a result of our practices related to climate change, including our direct or indirect involvement in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to conduct or change our activities in response to managing climate risk. Further, our ability to attract and retain employees may also be harmed if our response to climate change is perceived as ineffective or insufficient. We have developed and continue to enhance processes to assess and monitor the Bank's exposure to climate risk. However, because the timing and impact of climate change have limited predictability, our risk management strategies may not be effective in mitigating climate risk exposure.

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
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about one or more financial services companies, or the financial services industry in general, have led, and may further lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be impacted if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial instrument’s exposure due to us. Any such losses could materially or adversely affect our business, financial condition, or results of operations.
We are subject to the risk of default by our counterparties and clients, particularly with respect to certain types of loans.
Many of our routine transactions expose us to credit risk in the event of default of our counterparties or clients. Our credit risk may be exacerbated when the collateral held cannot be realized or is liquidated at prices insufficient to cover the full amount of the loan or derivative exposure to us. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of counterparties and clients, including financial statements, credit reports, and other information. We may also rely on representations of those counterparties, clients, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. The inaccuracy of that information or those representations affects our ability to evaluate the default risk of a counterparty or client accurately and could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.
In addition, we consider our commercial real estate loans and commercial and industrial loans to be higher risk categories in our loan portfolio because these loans are particularly sensitive to economic conditions. Commercial real estate loans generally have large balances and can be significantly affected by adverse economic conditions that are outside of the borrower’s control because payments on such loans typically depend on the successful operation and management of the businesses that hold the loans. In the case of commercial and industrial loans, related collateral often consists of accounts receivable, inventory, and equipment. This type of collateral typically does not yield substantial recovery in the event of foreclosure and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. In addition, many of our commercial real estate and commercial and industrial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss. The risks associated with these types of loans could have a significant negative affect on our earnings in any quarter.

Compliance Risk
We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business operations.
We are subject to extensive federal and applicable state regulation and supervision, primarily through Webster Bank and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors, the Federal Deposit Insurance Fund, and the safety and soundness of the U.S banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continuously review banking laws, regulations, and policies for possible changes, and proposed changes are to be expected from the current presidential administration. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation thereof, could affect us in substantial and unpredictable ways. For example, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and restrict what we are able to charge for certain banking services. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil penalties, and reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent these types of violations, there can be no assurance that such violations will not occur.
We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
Under the current presidential administration, financial institutions have recently become subject to increased scrutiny and therefore, it is expected that the banking sector will be subject to more extensive legal and regulatory requirements within the next few years than under the prior presidential and congressional regime. In addition, changes in key personnel at the regulatory agencies, including the federal banking regulators, may result in differing interpretations of existing rules and guidelines, including more stringent enforcement and more severe penalties than previously. Disagreements between the current congressional regime and the presidential administration on federal budgetary matters, including the debt ceiling, may lead to total or partial government shutdowns, which can create economic instability and negatively affect our business and financial performance. Additionally, a return of recessionary conditions may create the potential for increased regulation, new federal or state laws and regulations regarding lending and funding practices and liquidity standards that could negatively impact Webster Bank’s business operations, increase the cost of compliance, and adversely affect profitability.
Changes in federal, state, or local tax laws may negatively impact our financial performance.
We are subject to changes in tax laws that could increase our effective tax rates or cause an increase or decrease in our income tax liabilities. These law changes may be retroactive to previous periods and as a result, could negatively impact our current and future financial performance. For example, on September 13, 2021, the House Ways and Means Committee released a draft of its proposed tax reform legislation, which includes an increase in the federal corporate tax rate from 21% to 26.5% for corporations earning more than $5 million, and alters selected provisions of the Internal Revenue Code, among other changes. At this time, we are unable to predict whether this change or any other proposed tax law will ultimately be enacted. Additionally, on August 16, 2022, the IRA was signed into law, which made several changes to the Internal Revenue Code, including a 15% corporate minimum tax on certain large companies and a 1% excise tax on stock buybacks by publicly traded corporations. The Company is currently evaluating the impact of these tax law changes.
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

Financial Risk
Difficult conditions or volatility in the U.S. economy and financial markets may have a materially adverse effect on our business, financial condition, and results of operations.
As a financial services company, our business and overall financial performance is highly dependent upon the U.S. economy and strength of its financial markets. Difficult economic and market conditions could adversely affect our business, results of operations, and financial condition.
The risks associated with our business become more acute in periods of a slowing economy or slow growth. In particular, we could face some of the following risks in connection with a downturn in the U.S. economic and market environment:
•loss of confidence in the financial services industry and the debt and equity markets by investors, placing pressure on our common share price;
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
The U.S. economy and financial markets have experienced volatility in recent years and may continue to do so in the foreseeable future. Robust demand, labor shortages and supply chain constraints had led to persistent inflationary pressures throughout the economy. In response to these inflationary pressures, the FRB has raised benchmark interest rates in recent months and may continue to raise interest rates in response to economic conditions, particularly a continued high rate of inflation. Amidst these uncertainties, financial markets have continued to experience volatility. If financial markets remain volatile or if the aforementioned conditions result in further economic stress or recession, the performance of various segments of our business, including the value of our investment securities portfolio, could be significantly impacted.
Inflation rose sharply throughout 2022 at levels not seen for over 40 years. Prolonged periods of inflation may further impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. In addition, a prolonged period of inflation could cause an increase in wages and other costs to the Company. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer. We continue to closely monitor the pace of inflation and the impacts of inflation on the larger market, including labor and supply chain impacts.
Our profitability depends significantly on local economic conditions in the states in which we conduct business.
The success of our business also depends on the general economic conditions of the significant markets in which we operate, particularly Connecticut, Massachusetts, Rhode Island, New York, and New Jersey. Difficult economic conditions or adverse changes in such local markets, whether caused by inflation, recession, unemployment, changes in housing or securities markets, or other factors, could reduce demand for our loans and deposits, increase problem loans and charge-offs, cause a decline in the value of collateral securing loans, and otherwise negatively affect our performance and financial condition.
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
Increased interest rates may decrease demand for interest-rate based products and services, including loans and deposits, and make it more difficult for borrowers to meet obligations under variable-rate or adjustable-rate loans and other debt instruments. Decreased interest rates often increase prepayments on loans and securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are further subject to reinvestment risk to the extent that we cannot reinvest the cash received from such prepayments with interest rates comparable to pre-existing loans and securities.

In a rising interest rate environment, which has occurred recently, competition for cost-effective deposits increases, making it more costly for the Bank to fund loan growth. Rapid and unexpected volatility in interest rates creates additional uncertainty and potential for adverse financial effects. There can be no assurance that the Bank will not be materially adversely affected by future changes in interest rates.
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
Although management believes that it has designed and implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our financial condition and results of operations, interest rates are affected by many factors outside of our control and any unexpected or prolonged period of interest rate changes could have a material adverse effect on our financial condition and results of operations. Further, our interest rate modeling techniques and assumption may not fully predict or capture the impact of actual interest rate changes on net interest income.
Changes in our financial condition or in the general banking industry, or changes in interest rates, could result in a loss of depositor confidence.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The Bank uses its liquidity to extend credit and to repay liabilities as they become due or as demanded by customers. Our primary source of liquidity is our large supply of interest-bearing and non-interest bearing deposits. The continued availability of this supply of deposits depends on customer willingness to maintain deposit balances with banks in general and us in particular, as well as the continued inflow of deposits for new and existing customers. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, liquidity requirements, healthcare reform etc.), changes in financial condition of the Bank, other banks, or the banking industry in general, changes in the interest rates our competitors pay on their deposits, and other events which can impact the perceived safety or economic benefits of bank deposits. While we make significant efforts to consider and plan for hypothetical disruptions in our deposit funding, market-related, geopolitical, or other events could impact the liquidity derived from deposits.
We may be subject to more stringent capital and liquidity requirements, which could limit our business activities.
The Holding Company and the Bank are subject to capital and liquidity requirements and standards imposed as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, and the U.S. Basel III Capital Rules. Regulators have and may implement changes to these standards. If we fail to meet the minimum capital adequacy and liquidity guidelines and other requirements, our business activities, including lending and our ability to expand, either organically or through acquisitions, could be limited. It could also result in us being required to take steps to increase our regulatory capital that may be dilutive to stockholders or limit our ability to pay dividends, or sell or refrain from acquiring assets.
Our stock price can be volatile.
Stock price volatility may make it more difficult for stockholders to resell their common stock when they want and at prices that they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
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
General market fluctuations, including real or anticipated changes in the strength of the economy, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends, among other factors, could also cause our stock price to decrease regardless of operating results.

The COVID-19 pandemic, or other pandemics in the future, could have a significant negative impact on our business, liquidity, capital, financial condition, and results of operations.
Given the ongoing and dynamic nature of the COVID-19 virus and the related worldwide response, it is difficult to predict the full impact of the ongoing COVID-19 pandemic on our business. There are numerous uncertainties, including the duration and severity of the pandemic, the impact of the spread of new and existing variants of the virus, the availability, adoption and effectiveness of vaccines and treatments and containment measures, and the related macroeconomic impacts, including labor shortages, high inflation rates, or other disruptions to the global supply chain. Therefore, we are unable to predict the potential future impact that the COVID‑19 pandemic, or future pandemics, will have on our business, liquidity, capital, financial condition, and results of operations.
The Holding Company may not pay dividends to stockholders if it is not able to receive dividends from its subsidiary, Webster Bank.
The Holding Company is a separate and distinct legal entity from our banking and non-banking subsidiaries. A substantial portion of the Holding Company’s revenues comes from dividends paid by the Bank. These dividends are the principal source of funds to pay dividends to common and preferred stockholders. Whether the Bank is able to pay dividends depends on its ability to generate sufficient net income and meet certain regulatory requirements, and the amount of such dividends may then be limited by federal and state laws. In the event the Bank is unable to pay the Holding Company dividends, we may not be able to pay dividends to our common and preferred stockholders.
Changes in our accounting policies or in accounting standards could materially impact how we report our financial results.
Our accounting policies and methods are fundamental to understanding how we record and report our results of operations and financial condition. Accordingly, we exercise judgment in selecting and applying these accounting policies and methods so they comply with GAAP. The FASB, SEC, and other regulatory bodies that establish accounting standards periodically change the financial accounting and reporting standards, or the interpretation of those standards, that govern the preparation of our financial statements. These changes are beyond our control, can be hard to predict, and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retrospectively, which may result in us having to restate our prior period financial statements by material amounts.
The preparation of our consolidated financial statements requires the use of estimates that may vary from actual results.
The preparation of the Company's Consolidated Financial Statements, and the accompanying Notes thereto, in conformity with GAAP requires management to make difficult, subjective, or complex judgments about matters that are uncertain, which include assumptions and estimates of current risks and future trends, all of which may undergo material changes. Materially different amounts could be reported under different conditions or using different assumptions and estimates. Because of the inherent uncertainty of estimates involved in preparing our financial statements, we may be required to significantly adjust the financial statements as actual events unfold, which could have a material adverse effect on our financial condition and results of operations. Material estimates subject to change include, among other items, the allowance for credit losses, the carrying value of goodwill or other intangible assets, the fair value estimates of certain assets and liabilities, and the realization of deferred tax assets and liabilities.
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
GAAP requires that goodwill be tested for impairment at the reporting unit level on at least an annual basis or more frequently upon the occurrence of a triggering event. An impairment loss is to be recognized if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit. A significant decline in our expected future cash flows, a continued period of local and national economic disruption, changes to financial markets, slower growth rates, or other external factors, all of which can be highly unpredictable, may impact fair value calculations and require us to recognize an impairment loss in the future. Such impairment loss may be significant and have a material adverse effect on our financial condition and results of operations.

Our investments in certain tax-advantaged projects may not generate returns as anticipated or at all, and may have an adverse impact on our results of operations.
We invest in certain tax-advantaged investments that support qualified affordable housing projects and other community development initiatives. Our investments in these projects rely on the ability of the projects to generate a return primarily through the realization of federal and state income tax credits and other tax benefits. We face the risk that tax credits, which remain subject to recapture by taxing authorities based on compliance with relevant requirements at the project level, may not be able to be realized. The risk of not being able to realize the tax credits and other tax benefits associated with a particular project depends on many factors that are outside of our control. A project’s failure to realize these tax credits and other tax benefits may have a negative impact on our investment, and as a result, on our financial condition and results of operations.
Strategic Risk
We may encounter significant difficulties in integrating with Sterling and may fail to realize the anticipated benefits of the merger, or those benefits may take longer to realize than expected.
Although the Company consummated its merger with Sterling on January 31, 2022, we expect further integration of systems, operations, and personnel over the next several years. While many integration milestones have been achieved, important integration steps, such as the core bank conversion, remain to be completed.
The successful integration of Webster and Sterling will depend, in part, on our ability to combine and manage the businesses of Webster and Sterling in a manner that permits growth opportunities, including enhanced revenues and revenue synergies, operating efficiencies, and an expanded market reach, while not materially disrupting the existing customer relationships of Webster or Sterling, which would result in decreased revenues due to loss of customers. If we do not successfully achieve these objectives, or if we have failed to estimate the anticipated benefits of the merger accurately, the anticipated benefits may not be fully realized or at all, or may take longer to realize than expected.
Failure to achieve or delays in achieving these anticipated benefits could also result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, and could have an adverse effect on the combined company’s business, financial condition, results of operations, and prospects. In addition, it is possible that the integration process could disrupt of our ongoing business or cause inconsistencies in standards, controls, procedures, and policies that affect our ability to maintain relationships with customers and employees.
We will continue to incur substantial expenses related to the merger and integration with Sterling.
The Company has incurred and will continue to incur significant, non-recurring costs in connection with the Sterling merger, as there are processes, policies, procedures, operations, technologies, and systems that still need to be integrated or decommissioned. In addition, the merger may increase the Company's compliance and legal risks, including increased litigation or regulatory actions such as fines or restrictions, related to business practices or operations of the combined business.
Although we have planned to incur a certain level of expenses for integration, many factors beyond our control could affect the total amount or timing of integration expenses. Further, many of the expenses that will be incurred are, by nature, difficult to estimate accurately and could exceed the anticipated cost savings that the Company expects to achieve. Overall, the amount and timing of future charges to earnings as a result of the merger and integration with Sterling remains uncertain, and the expected benefits realized may not offset the transaction costs over time.
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
We may not be able to attract and retain skilled people, and the loss of key employees or the inability to maintain appropriate staffing may disrupt relationships with customers and adversely impact our business.
Our success depends, in large part, on our ability to attract, develop, compensate, motivate, and retain skilled people, including executives, managers, and other key employees with the skills and know-how necessary to run our business. The failure to attract or retain talented executives, managers, and employees with diverse backgrounds and experiences, or the loss of certain executives, managers, and key employees, could have a material adverse impact on our business. These risks may be heightened when U.S. labor markets, or segments of those markets, are especially competitive.

Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire sufficiently skilled people or retain them. The recent transition towards companies offering remote and hybrid work environments, which is expected to endure, as well as our workplace policies (or perceptions of those policies by current and potential employees), including policies with respect to remote and hybrid work, could impact our ability to attract and retain talent with the necessary skills and experience. In addition, the transition to remote and hybrid work environments may exacerbate the challenges of attracting and retaining skilled employees because job markets may be less constrained by physical geography. The unexpected loss of services of our key personnel could have a material adverse impact on the business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.
Further, our business is primarily relationship-driven, in that many of our key employees have extensive customer relationships. The loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor or otherwise choose to transition to another financial services provider. While we believe that our relationships with key personnel are good, we cannot guarantee that all of our key personnel will remain with our organization.
We operate in a highly competitive industry and market area.
We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our financial markets, many of which are larger and may have more financial resources than we do. Such traditional competitors primarily include national, regional, community, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including savings and loans, credit unions, non-bank health savings account trustees, finance companies, brokerage firms, insurance companies, online lenders, factoring companies, and other financial intermediaries. Some of these organizations are not subject to the same degree of regulation that is imposed on bank holding companies and federally insured depository institutions, which may give them greater flexibility in accessing funding and providing various services. Moreover, organizations that are larger than we are may be able to achieve greater economies of scale or offer a broader range of products and services, or better pricing on products and services, than what we can offer.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. These new technologies may be superior to, or render obsolete, the technologies currently used in our products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements because of their larger size and available capital. Developing or acquiring new technologies and incorporating them into our products and services may require significant investment, take considerable time, and ultimately may not be successful. We cannot predict which technological developments or innovations will become widely adopted or how those technologies may be regulated. We also may not be able to effectively market new technology-driven products and services to our customers. Failure to successfully keep pace with and adapt to technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The Company's corporate headquarters is located in Stamford, Connecticut. This leased facility houses the Company’s primary executive and administrative functions, and serves as the principal banking headquarters of the Bank. Additional corporate functions are housed in an owned facility in Waterbury, Connecticut, and in leased facilities in Southington, Hartford, and New Haven, Connecticut; Providence, Rhode Island; Boston, Massachusetts; Jericho, White Plains, and New York, New York; and Paramus, New Jersey. The Company considers its properties to be suitable and adequate for its current business needs.
Commercial Banking maintains offices across a geographic footprint that ranges from Massachusetts to California. Premises are located in Boston, Massachusetts; Westerly, Rhode Island; Conshohocken, and Radnor, Pennsylvania; Baltimore, and Columbia, Maryland; Chicago, Illinois; Atlanta, Georgia; Dallas, Texas; and Laguna Niguel, and Ladera Ranch, California.
HSA Bank is headquartered in Milwaukee, Wisconsin, with a leased office in Sheboygan, Wisconsin.
Consumer Banking operates a distribution network that consists of 201 banking centers:

Location	Leased	Owned	Total
Connecticut	62	34	96
Massachusetts	9	9	18
Rhode Island	5	3	8
New York	39	40	79
Total	115	86	201
Additional information regarding the Company's owned facilities and leased locations can be found within Note 6: Premises and Equipment and Note 7: Leasing, respectively, in the Notes to Consolidated Financial Statements contained in
Part II - Item 8. Financial Statements and Supplementary Data.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is traded on the NYSE under the symbol WBS. At February 28, 2023, there were
8,217 holders of record, as determined by Broadridge Corporate Issuer Solutions, Inc., the Company's transfer agent.
Information regarding dividend restrictions can be found under the section captioned "Supervision and Regulation" in Part I - Item 1. Business and within Note 14: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.
Recent Sales of Unregistered Securities
There were no unregistered securities sold by the Company during the three year period ended December 31, 2022.
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
October 1, 2022 - October 31, 2022	75,610	$46.20	62,546	$401,340,164
November 1, 2022 - November 30, 2022	770	53.28	—	401,340,164
December 1, 2022 - December 31, 2022	633	46.80	—	401,340,164
Total	77,013	46.27	62,546	401,340,164
(1)Out of the total shares purchased during the three months ended December 31, 2022, 14,467 shares were acquired at market prices outside of the Company's common stock repurchase program and related to employee share-based compensation plan activity.
(2)The average price paid per share is calculated on a trade date basis and excludes commissions and other transaction costs.
(3)The Company maintains a common stock repurchase program, which was approved by the Board of Directors on October 24, 2017, that authorizes management to purchase shares of Webster common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company's financial performance. On April 27, 2022, the Board of Directors increased the Company's authority to repurchase shares of Webster common stock under the repurchase program by $600.0 million in shares. This existing repurchase program will remain in effect until fully utilized or until modified, superseded, or terminated.

Performance Graph
The performance graph compares the yearly percentage change in the Company's cumulative total stockholder return on its common stock over the last five years to the cumulative total return of (i) the Standard & Poor’s 500 Index (S&P 500 Index) and (ii) the Keefe, Bruyette & Woods Regional Banking Index (KRX Index), assuming the reinvestment of dividends and an initial investment of $100 on December 31, 2017. The KRX Index is a market-capitalization weighted index comprised of 50 regional banks or thrifts located throughout the United States.
Cumulative total stockholder return is measured by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the share price at the end and the beginning of the measurement period, by the share price at the beginning of the measurement period. The plotted points represent the cumulative total stockholder return on the last trading day of the year indicated. Historical performance shown on the graph is not necessarily indicative of future performance.

	Period Ending December 31,
	2017	2018	2019	2020	2021	2022
Webster Financial Corporation	$100	$90	$100	$83	$113	$99
S&P 500 Index	$100	$96	$126	$149	$192	$157
KRX Index	$100	$83	$102	$93	$128	$119
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is necessary to understand the Company's financial condition, results of operations, and cash flows for the year ended December 31, 2022, as compared to 2021. This information should be read in conjunction with the Company's Consolidated Financial Statements, and the accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data, as well as other information set forth throughout this report. For discussion and analysis of the Company's 2021 results, as compared to 2020, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on
February 25, 2022. The Company's financial condition and operating results for the year ended December 31, 2022, are not necessarily indicative of the financial condition or operating results that may be attained in future periods.
Executive Overview
Mergers and Acquisitions
On January 31, 2022, Webster completed its merger with Sterling in an all-stock transaction valued at $5.2 billion. The merger expanded the Company's geographic footprint and combined two complementary organizations to create one of the largest commercial banks in the northeastern U.S. At December 31, 2022, the Company had $71.3 billion in total assets, $49.8 billion in loans and leases, and $54.0 billion in total deposits, and operated 201 banking centers throughout southern New England and metro and suburban New York. In addition, on February 18, 2022, Webster acquired 100% of the equity interests of Bend, a cloud-based platform solution provider for HSAs, in exchange for cash. The Bend acquisition accelerated the Company’s efforts underway to deliver enhanced user experiences at HSA Bank. Financial results for historical reporting periods reflect only the results of the Company's operations prior to the corresponding merger or acquisition.
The successful integration of Webster’s and Sterling’s operations depends on the Company’s ability to successfully consolidate business operations, management teams, corporate cultures, operating systems, and controls procedures, and eliminate costs and redundancies. At December 31, 2022, noteworthy accomplishments include: (i) the rebranding of branches and digital assets, (ii) the coordination of credit policies and procedures, (iii) the selection of key operating systems, (iv) the consolidation of cloud data centers, commercial credit risk management systems and commercial client pricing tools, as well as mortgage servicing, payroll, and treasury platforms, (v) the completed transfer of consumer wealth and investment services operations to a third-party provider, (vi) the finalization of governance and executive management structures, (vii) the establishment of a corporate responsibility office to oversee community engagement, philanthropy, and sustainability, and (viii) Company-wide participation at culture-shaping workshops. Other key operating systems and process integration activities are ongoing, and the Company remains well-positioned to successfully execute its core conversion targeted for mid-2023.
In addition, the Company developed and launched a corporate real estate consolidation strategy during the second quarter of 2022 in which the Company arranged to close 14 locations, primarily throughout New York and Connecticut, in order to reduce its corporate facility square footage by approximately 45% by the end of the year. The Company successfully completed its corporate real estate consolidation strategy in 2022, as planned. During the year ended December 31, 2022, the Company recognized $23.1 million in ROU asset impairment charges and a combined $12.3 million in related exit costs and accelerated depreciation on property and equipment related to this corporate real estate consolidation strategy.
On December 5, 2022, Webster announced its plans to acquire interLINK, a technology-enabled deposit management platform that administers over $9 billion of deposits from FDIC-insured cash sweep programs between banks and broker/dealers and clearing firms. The purpose of the acquisition is to provide the Company with access to a unique source of core deposit funding and scalable liquidity and adds another technology-enabled channel to the Company’s already differentiated, omnichannel deposit gathering capabilities. The Company's acquisition of interLINK closed on January 11, 2023.
Additional information regarding the Company's mergers and acquisitions can be found within Note 2: Mergers and Acquisitions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

LIBOR Transition
The Company established a LIBOR transition plan in 2019 commensurate with identified LIBOR transition risks and exposures, which is aligned with regulatory guidance and ARRC best practices. Management continues to execute according to its LIBOR transition plan, addressing emerging issues and risks as they arise, while closely monitoring legislative and regulatory guidance associated with the LIBOR transition.
Accordingly, the Company has set up a governance structure to ensure risks and issues are appropriately discussed and resolved. This involves a senior management level Working Group that meets monthly, an executive management level Steering Committee that meets quarterly, and regular updates to the Risk Committee of the Board of Directors. The Working Group, along with a transition and project manager, direct the execution of the transition activities on a day-to-day basis. The Company has also engaged an external consultant through June 30, 2023, to assist with legacy LIBOR contract remediation, as well as provide subject matter advisory and market guidance. In addition, the Company has established bi-weekly sessions to address colleague questions and provide additional SOFR-related information and insights.
The Company adopted the Term SOFR rate and related conventions associated with the product line as the LIBOR replacement index and implemented the ARRC recommended fallback language for impacted contracts, as well as the recommended spread adjustments for legacy loans and/or derivative products. The Company began offering SOFR-based loans and derivatives to its customers in October 2021, and both Webster and Sterling had achieved SOFR readiness by the December 31, 2021, regulatory deadline, prior to the merger. As of January 1, 2022, the Company no longer originated new contracts using any LIBOR index, as defined by regulatory guidance.
Throughout the year ended December 31, 2022, management completed several of its key transition plan milestones, including but not limited to: an assessment of system readiness through user acceptance testing, the distribution of training materials to relationship managers on fallback rates and conventions, the development of operational procedures for the actual transitioning of LIBOR contracts to SOFR post-June 2023, and the deployment of contract remediation. A Contract Remediation SharePoint site has been established for Commercial Bank colleagues to assist with the tracking of contract remediation for LIBOR-based loans maturing post June 30, 2023. In order to identify the population of LIBOR exposures subject to contract remediation, parallel reporting was established. Management continues to pursue system upgrades to expand SOFR conventions (e.g., SOFR in-arrears) available to clients by collaborating with third-party vendors.
As of the date of this Annual Report on Form 10-K, the Company's main focus is on the remediation of legacy LIBOR contracts, the integration of legacy Webster and Sterling systems and processes, monitoring and responding to market developments, and addressing regulatory and accounting requirements. The Company will execute its actual transition of remaining legacy LIBOR contracts to SOFR at the first rate reset date after June 30, 2023.

Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the years ended December 31,
(In thousands, except per share data)	2022	2021	2020
Income and performance ratios:
Net income	$644,283	$408,864	$220,621
Net income available to common stockholders	628,364	400,989	212,746
Earnings per diluted common share	3.72	4.42	2.35
Return on average assets	0.99%	1.19%	0.68%
Return on average tangible common stockholders' equity (non-GAAP)	13.34	15.35	8.66
Return on average common stockholders' equity	8.44	12.56	6.97
Non-interest income as a percentage of total revenue	17.81	26.41	24.24
Asset quality:
ACL on loans and leases	$594,741	$301,187	$359,431
Non-performing assets (1)	206,136	112,590	170,314
ACL on loans and leases / total loans and leases	1.20%	1.35%	1.66%
Net charge-offs / average loans and leases	0.15	0.02	0.21
Non-performing loans and leases / total loans and leases (1)	0.41	0.49	0.78
Non-performing assets / total loans and leases plus OREO (1)	0.41	0.51	0.79
ACL on loans and leases / non-performing loans and leases (1)	291.84	274.36	213.94
Other ratios:
Tangible common equity (non-GAAP)	7.38%	7.97%	7.90%
Tier 1 risk-based capital	11.23	12.32	11.99
Total risk-based capital	13.25	13.64	13.59
CET1 risk-based capital	10.71	11.72	11.35
Stockholders' equity / total assets	11.30	9.85	9.92
Net interest margin	3.49	2.84	3.00
Efficiency ratio (non-GAAP)	43.42	56.16	59.57
Equity and share related:
Common equity	$7,772,207	$3,293,288	$3,089,588
Book value per common share	44.67	36.36	34.25
Tangible book value per common share (non-GAAP)	29.07	30.22	28.04
Common stock closing price	47.34	55.84	42.15
Dividends and equivalents declared per common share	1.60	1.60	1.60
Common shares issued and outstanding	174,008	90,584	90,199
Weighted-average common shares outstanding - basic	167,452	89,983	89,967
Weighted-average common shares outstanding - diluted	167,547	90,206	90,151
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.

Non-GAAP Financial Measures
The non-GAAP financial measures identified in the preceding table provide both management and investors with information useful in understanding the Company's financial position, results of operations, the strength of its capital position, and overall business performance. These measures are used by management for internal planning and forecasting purposes, as well as by securities analysts, investors, and other interested parties to assess peer company operating performance. Management believes that this presentation, together with the accompanying reconciliations, provides a complete understanding of the factors and trends affecting the Company's business and allows investors to view its performance in a similar manner.
Tangible book value per common share represents stockholders’ equity less preferred stock and goodwill and other intangible assets (tangible common equity) divided by common shares outstanding at the end of the reporting period. The tangible common equity ratio represents tangible common equity divided by total assets less goodwill and other intangible assets (tangible assets). Both of these measures are used by management to evaluate the Company's capital position. The annualized return on average tangible common stockholders' equity is calculated using net income available to common stockholders, adjusted for the annualized tax-effected amortization of intangible assets, as a percentage of average tangible common equity. This measure is used by management to assess the Company's performance against its peer financial institutions. The efficiency ratio, which represents the costs expended to generate a dollar of revenue, is calculated excluding certain non-operational items in order to measure how well the Company is managing its recurring operating expenses.
These non-GAAP financial measures should not be considered a substitute for GAAP basis financial measures. Because non-GAAP financial measures are not standardized, it may not be possible to compare these with other companies that present financial measures having the same or similar names.
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At December 31,
(In thousands, except per share data)	2022	2021	2020
Tangible book value per common share:
Stockholders' equity	$8,056,186	$3,438,325	$3,234,625
Less: Preferred stock	283,979	145,037	145,037
Goodwill and other intangible assets	2,713,446	556,242	560,756
Tangible common stockholders' equity	$5,058,761	$2,737,046	$2,528,832
Common shares outstanding	174,008	90,584	90,199
Tangible book value per common share	$29.07	$30.22	$28.04

Tangible common equity ratio:
Tangible common stockholders' equity	$5,058,761	$2,737,046	$2,528,832
Total assets	$71,277,521	$34,915,599	$32,590,690
Less: Goodwill and other intangible assets	2,713,446	556,242	560,756
Tangible assets	$68,564,075	$34,359,357	$32,029,934
Tangible common equity ratio	7.38%	7.97%	7.90%

	For the years ended December 31,
(In thousands)	2022	2021	2020
Return on average tangible common stockholders' equity:
Net income	$644,283	$408,864	$220,621
Less: Preferred stock dividends	15,919	7,875	7,875
Add: Intangible assets amortization, tax-affected	25,233	3,565	3,286
Income adjusted for preferred stock dividends and intangible assets amortization	$653,597	$404,554	$216,032
Average stockholders' equity	$7,721,488	$3,338,764	$3,198,491
Less: Average preferred stock	272,179	145,037	145,037
Average goodwill and other intangible assets	2,548,254	558,462	560,226
Average tangible common stockholders' equity	$4,901,055	$2,635,265	$2,493,228
Return on average tangible common stockholders' equity	13.34%	15.35%	8.66%

	For the years ended December 31,
(In thousands)	2022	2021	2020
Efficiency ratio:
Non-interest expense	$1,396,473	$745,100	$758,946
Less: Foreclosed property activity	(906)	(535)	(1,504)
Intangible assets amortization	31,940	4,513	4,160
Operating lease depreciation	8,193	—	—
Merger-related	246,461	37,454	—
Strategic initiatives	(3,032)	7,168	43,051
Common stock contribution to charitable foundation	10,500	—	—
Other expense (1)	—	2,526	—
Non-interest expense	$1,103,317	$693,974	$713,239
Net interest income	$2,034,286	$901,089	$891,393
Add: FTE adjustment	47,128	9,813	10,246
Non-interest income	440,783	323,372	285,277
Other income (2)	22,887	1,344	10,371
Less: Operating lease depreciation	8,193	—	—
(Loss) gain on sale of investment securities, net	(6,751)	—	8
Gain on extinguishment of borrowings	2,548	—	—
Income	$2,541,094	$1,235,618	$1,197,279
Efficiency ratio	43.42%	56.16%	59.57%
(1)Other expense (non-GAAP) includes debt prepayments costs in 2021.
(2)Other income (non-GAAP) includes the taxable equivalent of net income generated from LIHTC investments for all periods presented and a $5.5 million discrete customer derivative fair value adjustment in 2020.
Net Interest Income
Net interest income is the Company's primary source of revenue, representing 82.2%, and 73.6% of total revenues for the years ended December 31, 2022, and 2021, respectively. Net interest income is the difference between interest income on interest-earning assets (i.e., loans and leases and investment securities) and interest expense on interest-bearing liabilities
(i.e., deposits and borrowings), which are used to fund interest-earning assets and other activities. Net interest margin is calculated as the ratio of FTE net interest income to average interest-earning assets.
Net interest income, net interest margin, yields, and ratios on a FTE basis are considered non-GAAP financial measures, and are used by management to evaluate the comparability of the Company's revenue arising from both taxable and non-taxable sources. FTE adjustments are determined assuming a statutory federal income tax rate of 21%.
Net interest income and net interest margin are influenced by the volume and mix of interest-earning assets and interest-bearing liabilities, changes in interest rate levels, re-pricing frequencies, contractual maturities, prepayment behavior, and the use of interest rate derivative financial instruments. These factors are affected by changes in economic conditions which impacts monetary policies, competition for loans and deposits, as well as the extent of interest lost on non-performing assets.
Net interest income increased $1.1 billion, or 125.8%, from $0.9 billion for the year ended December 31, 2021, to $2.0 billion for the year ended December 31, 2022. On a FTE basis, net interest income increased $1.2 billion from December 31, 2021, to December 31, 2022. Net interest margin increased 65 basis points from 2.84% for the year ended December 31, 2021, to 3.49% for the year ended December 31, 2022. These increases, which include net purchase accounting accretion from loans and leases, investment securities, time deposits, and long-term debt acquired/assumed from Sterling, are primarily attributed to the merger, as well as the impact from the higher interest rate environment.
Average total interest-earning assets increased $26.9 billion, or 83.3%, from $32.3 billion for the year ended
December 31, 2021, to $59.2 billion for the year ended December 31, 2022, primarily due to increases of $22.2 billion and $5.3 billion in average loans and leases and average total investment securities, respectively, partially offset by a $0.8 billion decrease in average interest-bearing deposits held at the FRB. The average yield on interest-earning assets increased 94 basis points from 2.97% for the year ended December 31, 2021, to 3.91% for the year ended December 31, 2022. The increases in average total interest-earnings assets and the average yield on interest-earning assets were both impacted by the Sterling merger and the higher interest rate environment.

Average loans and leases increased $22.2 billion, or 102.7%, from $21.6 billion for the year ended December 31, 2021, to $43.8 billion for the year ended December 31, 2022, primarily due to the merger with Sterling, as well as organic loan growth across the commercial non-mortgage, commercial real estate, and residential mortgage loan categories. These increases were partially offset by net paydowns, commercial portfolio loan sales, the forgiveness of PPP loans, net attrition in home equity balances, and the continued run-off of consumer Lending Club loans. At December 31, 2022, and 2021, average loans and leases comprised 73.9% and 66.9% of average total interest-earning assets, respectively. The average yield on loans and leases increased 95 basis points from 3.55% for the year ended December 31, 2021, to 4.50% for the year ended December 31, 2022, primarily due to a higher yield on the loans and leases acquired from Sterling, net purchase accounting accretion, and higher interest rates.
Average total investment securities increased $5.3 billion, or 57.4%, from $9.2 billion for the year ended December 31, 2021, to $14.5 billion for the year ended December 31, 2022, primarily due to the merger with Sterling, as well as the deployment of excess Company liquidity. At December 31, 2022, and 2021, average total investment securities comprised 24.6% and 28.6% of average total interest-earning assets, respectively. The average yield on investment securities increased 28 basis points from 2.03% for the year ended December 31, 2021, to 2.31% for the year ended December 31, 2022, primarily due to the reinvestment of maturing securities at higher yields.
Average interest-bearing deposits held at the FRB decreased $0.8 billion, or 56.7%, from $1.4 billion for the year ended December 31, 2021, to $0.6 billion for the year ended December 31, 2022, primarily due to excess customer liquidity in 2021 as a result of government stimulus and reduced spending. At December 31, 2022, and 2021, average interest-bearing deposits comprised 1.01% and 4.27% of average total interest-earning assets, respectively. The average yield on interest-bearing deposits increased 148 basis points from 0.14% for the year ended December 31, 2021, to 1.62% for the year ended December 31, 2022, primarily due to higher interest rates.
Average total interest-bearing liabilities increased $25.4 billion, or 83.6%, from $30.5 billion for the year ended
December 31, 2021, to $55.9 billion for the year ended December 31, 2022, primarily due to increases of $22.6 billion, $1.9 billion, $0.6 billion, and $0.5 billion in average total deposits, average FHLB advances, average federal funds purchased, and average long-term debt, respectively. The average rate on interest-bearing liabilities increased 31 basis points from 0.14% for the year ended December 31, 2021, to 0.45% for the year ended December 31, 2022, primarily due to the impact of the higher interest rate environment and the overall mix of funding sources.
Average total deposits increased $22.6 billion, or 77.3%, from $29.2 billion for the year ended December 31, 2021, to $51.8 billion for the year ended December 31, 2022, reflecting increases of $6.0 billion and $16.6 billion in non-interest-bearing deposits and interest-bearing deposits, respectively. The overall increase in deposits was primarily due to the merger with Sterling, as well as the strong liquidity position of consumer and commercial customers, and HSA growth. At December 31, 2022, and 2021, average total deposits comprised 92.7% and 96.0% of average total interest-bearing liabilities, respectively. The average rate on deposits increased 20 basis points from 0.07% for the year ended December 31, 2021, to 0.27% for the year ended December 31, 2022, primarily due to the higher interest rate environment, which was partially offset by the run-off of time deposits. Average time deposits as a percentage of average total interest-bearing deposits decreased from 9.4% for the year ended December 31, 2021, to 7.3% for the year ended December 31, 2022, primarily due to customer preferences to hold more liquid deposit products.
Average FHLB advances increased $1.9 billion from $0.1 billion for the year ended December 31, 2021, to $2.0 billion for the year ended December 31, 2022, due to the Company's short-term funding needs. At December 31, 2022, and 2021, average FHLB advances comprised 3.5% and 0.4% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 140 basis points from 1.58% for the year ended December 31, 2021, to 2.98% for the year ended December 31, 2022, primarily due to higher interest rates on short-term borrowings.
Average federal funds purchased increased $582.3 million from $16.0 million for the year ended December 31, 2021, to $598.3 million for the year ended December 31, 2022, due to the Company's short-term funding needs. At December 31, 2022, and 2021, average federal funds purchased comprised 1.1% and 0.1% of total average interest-bearing liabilities, respectively. The average rate on federal funds purchased increased 250 basis points from 0.08% for the year ended December 31, 2021, to 2.58% for the year ended December 31, 2022, primarily due to higher overnight interest rates.
Average long-term debt increased $0.5 billion, or 82.5%, from $0.5 billion for the year ended December 31, 2021, to $1.0 billion for the year ended December 31, 2022, primarily due to the merger with Sterling. At December 31, 2022, and 2021, average long-term debt comprised 1.8% and 1.9% of total average interest-bearing liabilities, respectively. The average rate on long-term debt increased 22 basis points from 3.22% for the year ended December 31, 2021, to 3.44% for the year ended December 31, 2022, primarily due to the subordinated notes assumed from Sterling.

The following table summarizes daily average balances, interest, and average yield/rate by major category, and net interest margin on a FTE basis:

	Years ended December 31,
	2022			2021			2020
(In thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$43,751,112	$1,967,761	4.50%	$21,584,872	$765,682	3.55%	$21,385,702	$792,929	3.71%
Investment securities: (2)
Taxable	12,067,294	295,158	2.36	8,507,766	155,902	1.88	7,899,801	186,237	2.43
Non-taxable	2,461,428	50,442	2.05	720,977	27,728	3.85	747,521	28,914	3.88
Total investment securities	14,528,722	345,600	2.31	9,228,743	183,630	2.03	8,647,322	215,151	2.56
FHLB and FRB stock	289,595	8,775	3.03	76,015	1,224	1.61	102,943	3,200	3.11
Interest-bearing deposits (3)	596,912	9,651	1.62	1,379,081	1,875	0.14	93,011	246	0.26
Loans held for sale	9,842	78	0.80	10,705	246	2.30	25,902	769	2.97
Total interest-earning assets	59,176,183	$2,331,865	3.91%	32,279,416	$952,657	2.97%	30,254,880	$1,012,295	3.37%
Non-interest-earning assets	5,586,025			1,955,330			2,012,900
Total assets	$64,762,208			$34,234,746			$32,267,780
Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Demand deposits	$12,912,894	$—	—%	$6,897,464	$—	—%	$5,698,399	$—	—%
Health savings accounts	7,826,576	6,315	0.08	7,390,702	5,777	0.08	6,893,996	9,530	0.14
Interest-bearing checking, money market, and savings	28,266,128	115,271	0.41	12,843,843	6,936	0.05	10,689,634	25,248	0.24
Time deposits	2,838,502	16,966	0.60	2,105,809	7,418	0.35	2,760,561	33,119	1.20
Total deposits	51,844,100	138,552	0.27	29,237,818	20,131	0.07	26,042,590	67,897	0.26
Securities sold under agreements to repurchase	466,282	3,614	0.78	527,250	3,027	0.57	467,431	2,246	0.48
Federal funds purchased	598,269	15,444	2.58	16,036	13	0.08	720,995	3,330	0.46
Other borrowings (4)	—	1	—	—	—	—	104,145	365	0.35
FHLB advances	1,965,577	58,557	2.98	108,216	1,708	1.58	730,125	18,767	2.57
Long-term debt (2)	1,031,446	34,283	3.44	565,271	16,876	3.22	564,919	18,051	3.45
Total interest-bearing liabilities	55,905,674	$250,451	0.45%	30,454,591	$41,755	0.14%	28,630,205	$110,656	0.39%
Non-interest-bearing liabilities	1,135,046			441,391			439,084
Total liabilities	57,040,720			30,895,982			29,069,289
Preferred stock	272,179			145,037			145,037
Common stockholders' equity	7,449,309			3,193,727			3,053,454
Total stockholders' equity	7,721,488			3,338,764			3,198,491
Total liabilities and equity	$64,762,208			$34,234,746			$32,267,780
Net interest income (FTE)		2,081,414			910,902			901,639
Less: FTE adjustment		(47,128)			(9,813)			(10,246)
Net interest income		$2,034,286			$901,089			$891,393
Net interest margin (FTE)			3.49%			2.84%			3.00%
(1)Non-accrual loans have been included in the computation of average balances.
(2)For the purposes of our yield/rate and margin computations, unsettled trades on AFS securities and unrealized gain (loss) balances on AFS securities and de-designated senior fixed-rate notes hedges are excluded.
(3)Interest-bearing deposits are a component of cash and cash equivalents on the Consolidated Statements of Cash Flows included in Part II - Item 8. Financial Statements and Supplementary Data.
(4)In 2020, the Federal Reserve extended credit to the Company under the Paycheck Protection Program Liquidity Facility as the Bank was eligible to receive funds as a PPP loan participating lender. The Bank had settled its obligation as of the third quarter of 2020.

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a FTE basis:

	Years ended December 31,
	2022 vs. 2021 Increase (decrease) due to			2021 vs. 2020 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$580,849	$621,230	$1,202,079	$(31,491)	$4,245	$(27,246)
Investment securities	67,152	94,818	161,970	(45,245)	13,724	(31,521)
FHLB and FRB stock	4,113	3,438	7,551	(1,139)	(837)	(1,976)
Interest-bearing deposits	8,840	(1,064)	7,776	(1,776)	3,405	1,629
Loans held for sale	48	(216)	(168)	(65)	(458)	(523)
Total interest income	$661,002	$718,206	$1,379,208	$(79,716)	$20,079	$(59,637)
Change in interest on interest-bearing liabilities:
Health savings accounts	$197	$341	$538	$(4,440)	$687	$(3,753)
Interest-bearing checking, money market, and savings	108,272	63	108,335	(23,547)	5,236	(18,311)
Time deposits	11,274	(1,726)	9,548	(17,117)	(8,584)	(25,701)
Securities sold under agreements to repurchase	937	(350)	587	493	287	780
Federal funds purchased	14,960	471	15,431	(61)	(3,256)	(3,317)
Other borrowings	1	—	1	(313)	(52)	(365)
FHLB advances	27,530	29,319	56,849	(1,073)	(15,986)	(17,059)
Long-term debt	2,388	15,019	17,407	(1,186)	12	(1,174)
Total interest expense	$165,559	$43,137	$208,696	$(47,244)	$(21,656)	$(68,900)
Net change in net interest income	$495,443	$675,069	$1,170,512	$(32,472)	$41,735	$9,263
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
Provision for Credit Losses
The provision for credit losses increased $335.1 million, or 614.9%, from a benefit of $54.5 million for the year ended December 31, 2021, to an expense of $280.6 million for the year ended December 31, 2022. The increase is primarily attributed to the establishment of the initial ACL of $175.1 million for non-PCD loans and leases that were acquired from Sterling, as well as organic loan growth and commercial portfolio optimization initiatives. During the years ended December 31, 2022, and 2021, total net charge-offs were $67.3 million and $3.8 million, respectively. The $63.5 million increase in net charge-offs is primarily attributed to commercial portfolio optimization initiatives, along with favorable credit performance in 2021, as compared to 2022, as the economy benefited from the support of federal stimulus programs in the prior year.
Additional information regarding the Company's provision for credit losses and ACL can be found under the sections captioned "Loans and Leases" through "Allowance for Credit Losses on Loans and Leases" contained elsewhere in this
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Years ended December 31,
(In thousands)	2022	2021	2020
Deposit service fees	$198,472	$162,710	$156,032
Loan and lease related fees	102,987	36,658	29,127
Wealth and investment services	40,277	39,586	32,916
Mortgage banking activities	705	6,219	18,295
Increase in cash surrender value of life insurance policies	29,237	14,429	14,561
(Loss) gain on sale of investment securities, net	(6,751)	—	8
Other income	75,856	63,770	34,338
Total non-interest income	$440,783	$323,372	$285,277
Total non-interest income increased $117.4 million, or 36.3%, from $323.4 million for the year ended December 31, 2021, to $440.8 million for the year ended December 31, 2022, primarily due to increases in deposit service fees, loan and lease related fees, the cash surrender value of life insurance policies, and other income, the majority of which were primarily driven by the merger with Sterling, partially offset by a decrease in mortgage banking activities and a net loss on sale of investment securities.
Deposit service fees increased $35.8 million, or 22.0%, from $162.7 million for the year ended December 31, 2021, to
$198.5 million for the year ended December 31, 2022, primarily due to the merger with Sterling, particularly as it relates to cash management fees, overdraft fees, and service charges, and higher interchange revenue.
Loan and lease related fees increased $66.3 million, or 180.9%, from $36.7 million for the year ended December 31, 2021, to $103.0 million for the year ended December 31, 2022, primarily due to the merger with Sterling, and increases in servicing fee income, net of mortgage servicing amortization, prepayment penalties, and line usage and letter of credit fees.
Mortgage banking activities decreased $5.5 million, or 88.7%, from $6.2 million for the year ended December 31, 2021, to
$0.7 million for the year ended December 31, 2022, primarily due to lower originations for sale, as the Company continues to execute on its strategic decision to originate residential mortgage loans for investment rather than for sale.
The cash surrender value of life insurance policies increased $14.8 million, or 102.6%, from $14.4 million for the year ended December 31, 2021, to $29.2 million for the year ended December 31, 2022, primarily due to the additional bank-owned life insurance policies acquired in the merger with Sterling.
Net loss on sale of investment securities, totaled $6.8 million for the year ended December 31, 2022, as the Company sold
$179.7 million of Municipal bonds and notes classified as AFS for proceeds of $172.9 million. There were no sales of investment securities for the year ended December 31, 2021.
Other income increased $12.1 million, or 19.0%, from $63.8 million for the year ended December 31, 2021, to $75.9 million for the year ended December 31, 2022, primarily due to an increase in other income earned due to the impact of the merger with Sterling, higher income from client interest rate derivative activities, and a net $2.5 million gain on extinguishment of borrowings, partially offset by a decrease in direct investment income.

Non-Interest Expense

	Years ended December 31,
(In thousands)	2022	2021	2020
Compensation and benefits	$723,620	$419,989	$428,391
Occupancy	113,899	55,346	71,029
Technology and equipment	186,384	112,831	112,273
Intangible assets amortization	31,940	4,513	4,160
Marketing	16,438	12,051	14,125
Professional and outside services	117,530	47,235	32,424
Deposit insurance	26,574	15,794	18,316
Other expense	180,088	77,341	78,228
Total non-interest expense	$1,396,473	$745,100	$758,946
Total non-interest expense increased $651.4 million, or 87.4%, from $745.1 million for the year ended December 31, 2021, to $1.4 billion for the year ended December 31, 2022, primarily due to increases in compensation and benefits, occupancy, technology and equipment, intangible assets amortization, professional and outside services, deposit insurance, and other expense, all of which were primarily driven by the merger with Sterling.
Compensation and benefits increased $303.6 million, or 72.3%, from $420.0 million for the year ended December 31, 2021, to $723.6 million for the year ended December 31, 2022, primarily due to salaries, bonuses, and incentives related to the increase in employees as a result of the merger with Sterling, and a $65.0 million increase in merger-related expenses, particularly as it relates to severance, retention, and restricted stock awards.
Occupancy increased $58.6 million, or 105.8%, from $55.3 million for the year ended December 31, 2021, to $113.9 million for the year ended December 31, 2022, primarily due to the Company's consolidation plan to reduce its corporate facility square footage, which resulted in $23.1 million ROU asset impairment charges and a combined $12.3 million in related exit costs and accelerated depreciation on property and equipment, and an increase in operating lease costs and depreciation related to the acquired Sterling banking centers and corporate offices.
Technology and equipment increased $73.6 million, or 65.2%, from $112.8 million for the year ended December 31, 2021, to $186.4 million for the year ended December 31, 2022, primarily due to a $24.4 million increase in merger-related expenses, particularly as it relates to contract termination costs, and an increase in technology and equipment due to the impact of the merger with Sterling.
Intangible assets amortization increased $27.4 million, or 607.7%, from $4.5 million for the year ended December 31, 2021, to $31.9 million for the year ended December 31, 2022, primarily due to the additional amortization expense related to the core deposit and customer relationship intangible assets acquired in connection with the Sterling merger and Bend acquisition.
Professional and outside services increased $70.3 million, or 148.8%, from $47.2 million for the year ended December 31, 2021, to $117.5 million for the year ended December 31, 2022, primarily due to a $50.8 million increase in merger-related expenses, particularly as it relates to advisory, legal, and consulting fees, and an increase in other professional service costs due to the impact of the merger with Sterling.
Deposit insurance increased $10.8 million, or 68.3%, from $15.8 million for the year ended December 31, 2021, to
$26.6 million for the year ended December 31, 2022, primarily due to an increase in the Company's deposit insurance assessment base resulting from the merger with Sterling.
Other expense increased $102.8 million, or 132.8%, from $77.3 million for the year ended December 31, 2021, to $180.1 million for the year ended December 31, 2022, primarily due to an increase in other expenses due to the impact of the merger with Sterling, a $32.1 million increase in merger-related expenses, particularly as it relates to disposals of property and equipment and contract termination costs, and a $10.5 million common stock contribution to the Webster Bank Charitable Foundation.

Income Taxes
The Company recognized income tax expense of $153.7 million for the year ended December 31, 2022, and $125.0 million for the year ended December 31, 2021, reflecting effective tax rates of 19.3% and 23.4%, respectively.
The $28.7 million increase in income tax expense is primarily due to an overall higher level of pre-tax income recognized for the year ended December 31, 2022, as compared to 2021, resulting from the impact of the Company's merger with Sterling. The 4.1% point decrease in the effective tax rate from December 31, 2021, to December 31, 2022, primarily reflects the effects of increased tax-exempt income and tax credits in 2022, combined with the impact that the one-time charges incurred by the Company in 2022, had on its pre-tax income for the year, all of which resulted from the Sterling merger. The decrease in the effective tax rate for the year ended December 31, 2022, also reflects a $9.0 million net deferred SALT benefit associated with the merger with Sterling that was recognized in 2022, including a $9.9 million benefit related to a change in management's estimate about the realizability of the Company's SALT DTAs due to an estimated increase in future taxable income.
At December 31, 2022, and 2021, the Company recorded a valuation allowance on its DTAs of $29.2 million and $37.4 million, respectively. The $29.2 million at December 31, 2022, reflects a reduction of $9.9 million for the change in management's estimate discussed in the paragraph above, and includes a $1.7 million valuation allowance related to the Bend acquisition. At December 31, 2022, and 2021, the Company's gross DTAs included $66.9 million and $64.4 million, respectively, applicable to SALT net operating loss and credit carryforwards that are available to offset future taxable income, generally through 2032. The $66.9 million at December 31, 2022, includes $5.6 million related to the Sterling merger and $1.1 million related to the Bend acquisition. The Company's total gross DTAs at December 31, 2022, also included $4.6 million and $0.6 million, respectively, of federal net operating loss and credit carryforwards related to the Sterling merger and Bend acquisition, which are subject to annual limitations on utilization.
The ultimate realization of DTAs is dependent on the generation of future taxable income during the periods in which the net operating loss and credit carryforwards are available. In making its assessment, management considers the Company's forecasted future results of operations, estimates the content and apportionment of its income by legal entity over the near term for SALT purposes, and also applies longer-term growth rate assumptions. Based on its estimates, management believes it is more likely than not that the Company will realize its DTAs, net of the valuation allowance, at December 31, 2022. However, it is possible that some or all of the Company's net operating loss and credit carryforwards could expire unused, or that more net operating loss and credit carryforwards could be utilized than estimated, either as a result of changes in future forecasted levels of taxable income or if future economic or market conditions or interest rates were to vary significantly from the Company's forecasts and, in turn, impact its future results of operations.
On August 16, 2022, the IRA was signed into law. The IRA includes various tax provisions, which are generally effective for tax years beginning on or after January 1, 2023. While the Company is still evaluating these tax law changes, it does not expect them to have a material impact on the Company's Consolidated Financial Statements.
Additional information regarding the Company's income taxes, including DTAs, can be found within Note 9: Income Taxes in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Segment Reporting
The Company's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Consumer Banking. These segments reflect how executive management responsibilities are assigned, how discrete financial information is evaluated, the type of customer served, and how products and services are provided. Segments are evaluated using PPNR. Certain Treasury activities, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category. Additional information regarding the Company's reportable segments and its segment reporting methodology can be found within
Note 21: Segment Reporting in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Effective January 1, 2022, the Company realigned its investment services operations from Commercial Banking to Consumer Banking (called Retail Banking in 2021) to better serve its customers and deliver operational efficiencies. Under this realignment, $125.4 million of deposits and $4.3 billion of assets under administration (off-balance sheet) were reassigned from Commercial Banking to Consumer Banking. The Company also realigned certain product management and customer contact center operations from both Commercial Banking and Consumer Banking to the Corporate and Reconciling category, which resulted in an insignificant reassignment of assets and liabilities.
There was no goodwill reallocation nor goodwill impairment as a result of these realignments. In addition, the non-interest expense allocation methodology was modified to exclude certain overhead and merger-related costs that are not directly related to segment performance. Prior period balance sheet information and results of operations have been recast accordingly to reflect these realignments.
The following is a description of the Company’s three reportable segments and their primary services:
Commercial Banking serves businesses with more than $2 million of revenue through its Commercial Real Estate and Equipment Finance, Middle Market, Business Banking, Asset-Based Lending and Commercial Services, Public Sector Finance, Mortgage Warehouse, Sponsor and Specialty Finance, Verticals and Support, Private Banking, and Treasury Management business units.
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
Consumer Banking serves individual customers and small businesses with less than $2 million of revenues by offering consumer deposits, residential mortgages, home equity lines, secured and unsecured loans, debit and credit card products, and investment services. Consumer Banking operates a distribution network consisting of 201 banking centers and 352 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and the New York Metro and Suburban markets.
Effective as of the fourth quarter of 2022, the presentation of Consumer Banking's operating results was impacted by the restructuring of a process by which the Company offers brokerage, investment advisory, and certain insurance-related services to customers. The staff providing these services, which had previously been employees of the Bank, are now employees of a third-party service provider. As a result, the Company now recognizes income from this program on a net basis, which thereby reduces gross reported non-interest income and corresponding compensation non-interest expense. This restructuring did not have a significant net impact on 2022 PPNR, nor is it expected to have a significant net impact on PPNR in future periods.

Commercial Banking
Operating Results:

	Years ended December 31,
(In thousands)	2022	2021	2020
Net interest income	$1,346,384	$585,297	$512,691
Non-interest income	171,437	83,538	66,867
Non-interest expense	398,100	192,977	181,218
Pre-tax, pre-provision net revenue	$1,119,721	$475,858	$398,340
Commercial Banking's PPNR increased $643.9 million, or 135.3%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $761.1 million increase in net interest income is primarily attributed to the loan and deposit balances acquired from Sterling, organic loan growth, and the impact of the higher interest rate environment. The $87.9 million increase in non-interest income is primarily attributed to an increase in fee income due to the merger with Sterling, and higher loan fee income and interest rate derivative activities. The $205.1 million increase in non-interest expense is primarily attributed to an increase in expenses incurred as it relates to the acquired Sterling commercial business, and costs to support loan and deposit growth.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2022	2021
Loans and leases	$40,115,067	$15,209,515
Deposits	19,563,227	9,519,362
Assets under administration / management (off-balance sheet)	2,258,635	2,869,385
Loans and leases increased $24.9 billion, or 163.7%, at December 31, 2022, as compared to at December 31, 2021, primarily due to the merger with Sterling, as well as organic growth within the commercial real estate and the commercial non-mortgage categories. Total portfolio originations for the years ended December 31, 2022, and 2021, were $14.7 billion and $5.7 billion, respectively. The $9.0 billion increase was primarily attributed to the merger with Sterling, along with increased commercial non-mortgage and commercial real estate originations.
Deposits increased $10.0 billion, or 105.5%, at December 31, 2022, as compared to at December 31, 2021, primarily due to the merger with Sterling.
Commercial Banking held $0.6 billion and $0.8 billion in assets under administration and $1.7 billion and $2.1 billion in assets under management at December 31, 2022, and 2021, respectively. The combined decrease of $0.6 billion, or 21.3%, was primarily due to lower valuations in the equity markets and client investment outflows during 2022.

HSA Bank
Operating Results:

	Years ended December 31,
(In thousands)	2022	2021	2020
Net interest income	$218,149	$168,595	$162,363
Non-interest income	104,586	102,814	100,826
Non-interest expense	151,329	134,258	133,919
Pre-tax net revenue	$171,406	$137,151	$129,270
HSA Bank's pre-tax net revenue increased $34.3 million, or 25.0%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense. The $49.6 million increase in net interest income is primarily attributed to an increase in the net interest rate spread on deposits and overall deposit growth. The $1.8 million increase in non-interest income is primarily attributed to higher interchange income from increased debit card spending. The $17.1 million increase in non-interest expense is primarily attributed to an increase in expenses incurred as it pertains to the Bend acquired business, as well as increases in base and incentive compensation, temporary help, travel and entertainment, and consulting expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2022	2021
Deposits	$7,944,919	$7,397,997
Assets under administration, through linked brokerage accounts (off-balance sheet)	3,393,832	3,718,610
Deposits increased $546.9 million, or 7.4%, at December 31, 2022, as compared to at December 31, 2021, primarily due to an increase in the number of account holders and organic deposit growth, which was partially offset by a decrease in third party administrator deposits. HSA deposits accounted for approximately 14.7% and 24.8% of the Company's total consolidated deposits at December 31, 2022, and 2021, respectively, with the lower mix in 2022 driven by the inflow of deposits as a result of the merger with Sterling.
Assets under administration, through linked brokerage accounts, decreased $324.8 million, or 8.7%, at December 31, 2022, as compared to at December 31, 2021, primarily due to lower valuations in the equity markets during 2022, which was partially offset by additional account holders and balances from the acquisition of Bend.

Consumer Banking
Operating Results:

	Years ended December 31,
(In thousands)	2022	2021	2020
Net interest income	$720,789	$375,318	$334,157
Non-interest income	119,691	95,887	97,778
Non-interest expense	426,133	297,217	334,008
Pre-tax, pre-provision net revenue	$414,347	$173,988	$97,927
Consumer Banking's PPNR increased $240.4 million, or 138.1%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense, all of which were primarily driven by the merger with Sterling. The $345.5 million increase in net interest income is primarily attributed to the loan and deposit balances acquired from Sterling, organic loan growth, and the impact of the higher interest rate environment. The $23.8 million increase in non-interest income is primarily attributed to an increase in fee income due to the merger with Sterling, and increased deposit and loan servicing fees, partially offset by lower net investment services income and mortgage banking activities. The $128.9 million increase in non-interest expense is primarily attributed to an increase in expenses incurred as it relates to the acquired Sterling consumer business, partially offset by lower compensation and occupancy expenses.
Selected Balance Sheet Information:

	At December 31,
(In thousands)	2022	2021
Loans	$9,624,465	$7,062,182
Deposits	23,609,941	12,926,302
Assets under administration (off-balance sheet)	7,872,397	4,332,901
Loans increased $2.6 billion, or 36.3%, at December 31, 2022, as compared to at December 31, 2021, primarily due to the merger with Sterling and growth in residential mortgages, partially offset by the forgiveness of PPP loans, net attrition in home equity balances, and the continued run-off of consumer Lending Club loans. Total portfolio originations for the years ended December 31, 2022, and 2021, were $2.8 billion and $3.2 billion, respectively. The $0.4 billion decrease was primarily attributed to increased market rates, which resulted in lower residential mortgage refinancing activities, in addition to the cessation of PPP loan originations in May 2021, partially offset by increased residential mortgage originations.
Deposits increased $10.7 billion, or 82.7%, at December 31, 2022, as compared to at December 31, 2021, primarily due to the merger with Sterling, partially offset by net outflows in customer checking account balances.
Assets under administration increased $3.6 billion, or 81.7%, at December 31, 2022, as compared to at December 31, 2021, primarily due to the merger with Sterling, partially offset by lower valuations in the equity markets during 2022.

Financial Condition
Total assets increased $36.4 billion, or 104.1%, from $34.9 billion at December 31, 2021, to $71.3 billion at
December 31, 2022. The change in total assets was primarily attributed to the following, which experienced changes greater than one billion dollars:
•Total investment securities, net increased $4.1 billion, reflecting increases of $3.7 billion and $0.4 billion in the AFS and HTM portfolios, respectively, primarily due to $4.4 billion of investment securities acquired from Sterling in the merger, all of which were classified as AFS based on Webster's intent at closing, and purchases exceeding paydown activities, partially offset by an increase in net unrealized losses within the AFS portfolio.
•Loans and leases increased $27.5 billion, reflecting increases of $24.9 billion and $2.6 billion in the commercial and consumer portfolios, respectively, primarily due to $20.5 billion of gross loans and leases acquired from Sterling in the merger, which included a $317.6 million purchase discount. The Company also originated $17.5 billion of loans and leases for portfolio during the year ended December 31, 2022, particularly across the commercial non-mortgage, commercial real estate, and residential mortgage loan categories. These increases were partially offset by net paydowns, commercial portfolio loan sales, the forgiveness of PPP loans, net attrition in home equity balances, and the continued run-off of consumer Lending Club loans. In addition, the Company recorded a net $88.0 million and $175.1 million of initial ACL for the PCD and non-PCD loans and leases acquired from Sterling, respectively, which primarily contributed to the $293.6 million increase in the ACL on loans and leases.
•Goodwill and other net intangible assets increased a combined $2.2 billion. Goodwill increased $2.0 billion, which reflects the $1.9 billion and $36.0 million recognized in connection with the Sterling merger and Bend acquisition, respectively. The $181.5 million increase in other net intangible assets is primarily due to the $119.1 million core deposit and $94.0 million customer relationship intangible assets acquired from Sterling and Bend, respectively, partially offset by year to date amortization charges.
•Accrued interest receivable and other assets increased $1.1 billion, primarily due to an increase in balances acquired from Sterling in the merger. Notable increases included $684.6 million in LIHTC investments, $201.1 million in accrued interest receivable, $82.4 million in alternative investments, and a combined $35.9 million in accounts receivable and prepaid expenses. These increases were partially offset by a decrease of $87.2 million in treasury derivative assets.
Total liabilities increased $31.7 billion, or 100.8%, from $31.5 billion at December 31, 2021, to $63.2 billion at
December 31, 2022. The change in total liabilities was attributed to the following:
•Total deposits increased $24.2 billion,with increases of $5.9 billion and $18.3 billion in non-interest bearing deposits and interest-bearing deposits, respectively, primarily due to $23.3 billion of total deposits assumed from Sterling in the merger.
•Securities sold under agreements to repurchase and other borrowings increased $476.9 million, primarily due to an increase of $869.8 million in overnight federal funds, partially offset by a decrease of $392.9 million in securities sold under agreements to repurchase, which resulted from the extinguishment of two $100 million structured repurchase agreements during the third quarter of 2022, as well as the overall timing of maturities.
•FHLB advances increased $5.4 billion, primarily due to short-term funding needs.
•Long-term debt increased $510.2 million, primarily due to $499.0 million aggregate par value of subordinated notes assumed from Sterling in the merger, adjusted for a $17.9 million purchase premium, which is being amortized over the remaining lives of the subordinated notes.
•Accrued expenses and other liabilities increased $1.1 billion, primarily due to an increase in balances assumed from Sterling in the merger, and the overall timing of payments for professional services rendered and other obligations. Notable increases included $404.4 million in treasury derivative liabilities, $324.9 million in unfunded commitments for LIHTC investments, $94.5 million in operating lease liabilities, $51.5 million in accrued annual employee bonuses, and
$19.0 million in accrued interest payable.
Total stockholders' equity increased $4.7 billion, or 134.3%, from $3.4 billion at December 31, 2021, to $8.1 billion at December 31, 2022. The change in stockholders' equity was attributed to the following:
•Common shares issued in the merger with Sterling totaling approximately $5.0 billion, of which $43.9 million pertained to replacement share-based compensation awards.
•The conversion of Sterling Series A preferred stock into Webster Series G preferred stock at a fair value of $138.9 million.
•Net income recognized of $644.3 million.
•Dividends paid to common and preferred stockholders of $247.8 million and $15.9 million, respectively.
•Other comprehensive loss, net of tax, of $662.4 million, primarily due to market value decreases in the Company's AFS securities portfolio and cash flow hedges.
•A common stock contribution of $10.5 million to the Webster Bank Charitable Foundation.
•Employee stock-based compensation plan activity of $54.1 million, inclusive of restricted stock amortization and forfeitures, and stock options exercised of $0.7 million.
•Repurchases of common stock of $322.1 million under the Company's common stock repurchase program and $23.7 million related to employee share-based compensation plans.

Investment Securities
Through its Corporate Treasury function, the Company maintains and invests in debt securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage the Company's interest-rate risk. The Company's investment securities are classified into two major categories: AFS and HTM.
The ALCO manages the Company's securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in such investment presents a safety and soundness concern. At December 31, 2022, and 2021, the Company had investment securities with a total net carrying value of $14.5 billion and $10.4 billion, respectively, with an average risk weighting for regulatory purposes of 19.0% and 12.5%, respectively. Although the Bank held the entirety of the Company's investment securities portfolio at both December 31, 2022, and 2021, the Holding Company may also directly hold investments.
The following table summarizes the balances and percentage composition of the Company's investment securities:

	At December 31,
	2022		2021
(In thousands)	Amount	%	Amount	%
Available-for-sale:
U.S. Treasury notes	$717,040	9.1%	$396,966	9.4%
Government agency debentures	258,374	3.3	—	—
Municipal bonds and notes	1,633,202	20.7	—	—
Agency CMO	59,965	0.8	90,384	2.2
Agency MBS	2,158,024	27.3	1,593,403	37.6
Agency CMBS	1,406,486	17.8	1,232,541	29.1
CMBS	896,640	11.4	886,263	20.9
CLO	2,107	—	21,847	0.5
Corporate debt	704,412	8.9	13,450	0.3
Private label MBS	44,249	0.6	—	—
Other	12,198	0.1	—	—
Total AFS	$7,892,697	100.0%	$4,234,854	100.0%
Held-to-maturity:
Agency CMO	$28,358	0.4%	$42,405	0.7%
Agency MBS	2,626,114	40.0	2,901,593	46.8
Agency CMBS	2,831,949	43.1	2,378,475	38.4
Municipal bonds and notes (1)	928,845	14.2	705,918	11.4
CMBS	149,613	2.3	169,948	2.7
Total HTM	$6,564,879	100.0%	$6,198,339	100.0%
Total investment securities	$14,457,576		$10,433,193
(1)The balances at both December 31, 2022, and 2021, exclude the ACL recorded on HTM debt securities of $0.2 million.
AFS securities increased $3.7 billion, or 86.4%, from $4.2 billion at December 31, 2021, to $7.9 billion at December 31, 2022, primarily due to the merger with Sterling, as the Company acquired $4.4 billion of debt securities at fair value on
January 31, 2022, all of which were classified as AFS based on the Company's intent at closing. The investment securities acquired from Sterling resulted in a $221.6 million net purchase premium over par value accounted for as a yield adjustment using the effective interest method. The Company also purchased an additional $1.1 billion of AFS securities during the year ended December 31, 2022. These increases were partially offset by an increase in net unrealized losses, as well as paydowns, maturities, sales, and net premium amortization activities during the year ended December 31, 2022, particularly across the Agency MBS, Agency CMBS, Municipal bonds and notes, and CMBS categories.
The FTE yield in the AFS portfolio was 2.29% for the year ended December 31, 2022, as compared to 1.73% for the year ended December 31, 2021. The 56 basis point increase is attributed to higher rates on securities purchased throughout 2022. AFS securities are evaluated for credit losses on a quarterly basis. For the years ended December 31, 2022, and 2021, gross unrealized losses on AFS securities were $864.5 million and $34.3 million, respectively. The $830.2 million increase is primarily due to the increased portfolio size from the merger with Sterling, and higher market rates. Because these unrealized losses were attributable to factors other than credit deterioration, no ACL was recorded during either period. At
December 31, 2022, the Company did not intend to sell these AFS investment securities, and it is more likely than not that, based on management's current expectations, the Company will not be required to sell these AFS securities prior to the anticipated recovery of their cost basis.

HTM securities increased $0.4 billion, or 5.9%, from $6.2 billion at December 31, 2021, to $6.6 billion at December 31, 2022, primarily due to purchases exceeding paydowns, maturities, and net premium amortization, particularly across the Agency CMBS, Agency MBS, and Municipal bonds and notes categories. The FTE yield in the HTM portfolio was 2.33% for the year ended December 31, 2022, as compared to 2.21% for the year ended December 31, 2021. The 12 basis point increase is attributed to higher rates on securities purchased in the current period. HTM securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At December 31, 2022, and 2021, gross unrealized losses were $806.2 million and $55.7 million, respectively. The $750.5 million increase is primarily due to higher market rates. The ACL on HTM securities was $0.2 million at both December 31, 2022, and 2021.
The following table summarizes the book value of investment securities by the earlier of either contractual maturity or call date, as applicable, along with the respective weighted-average yields:

	At December 31, 2022
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(In thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
U.S. Treasury notes	$144,651	0.48%	$572,389	1.19%	$—	—%	$—	—%	$717,040	1.05%
Government agency debentures	—	—	73,404	2.42	—	—	184,970	3.22	258,374	3.00
Municipal bonds and notes	34,827	1.16	95,148	1.73	670,460	1.50	832,767	1.57	1,633,202	1.54
Agency CMO	—	—	551	4.10	5,847	3.00	53,567	2.80	59,965	2.83
Agency MBS	9	(2.38)	9,741	1.27	158,225	1.62	1,990,049	2.30	2,158,024	2.24
Agency CMBS	1,606	0.42	85,809	1.01	44,001	1.40	1,275,070	2.07	1,406,486	1.98
CMBS	—	—	67,175	5.41	49,497	5.72	779,968	5.76	896,640	5.73
CLO	—	—	2,107	5.79	—	—	—	—	2,107	5.79
Corporate debt	14,938	1.48	216,472	2.38	418,876	3.18	54,126	3.28	704,412	2.91
Private label MBS	—	—	—	—	—	—	44,249	4.01	44,249	4.01
Other	2,734	5.13	4,973	3.80	4,491	2.71	—	—	12,198	3.70
Total AFS	$198,765	0.74%	$1,127,769	1.81%	$1,351,397	2.20%	$5,214,766	2.70%	$7,892,697	2.44%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$28,358	2.77%	$28,358	2.77%
Agency MBS	3	4.06	1,825	2.48	25,924	2.49	2,598,362	2.36	2,626,114	2.36
Agency CMBS	—	—	—	—	129,713	2.68	2,702,236	2.41	2,831,949	2.43
Municipal bonds and notes	2,192	3.11	51,807	3.31	173,519	2.70	701,327	3.18	928,845	3.10
CMBS	—	—	—	—	—	—	149,613	2.70	149,613	2.70
Total HTM	$2,195	3.11%	$53,632	3.28%	$329,156	2.68%	$6,179,896	2.49%	$6,564,879	2.50%
Total investment securities	$200,960	0.77%	$1,181,401	1.87%	$1,680,553	2.29%	$11,394,662	2.59%	$14,457,576	2.47%
(1)Weighted-average yields exclude FTE adjustments, and are calculated using the sum of the total book value multiplied by the yield divided by the sum of the total book value for each security, major type, and maturity bucket.
Additional information regarding the Company's AFS and HTM investment securities' portfolios can be found within
Note 3: Investment Securities in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company's loans and leases:

	At December 31,
	2022		2021
(In thousands)	Amount	%	Amount	%
Commercial non-mortgage	$16,392,795	32.9%	$6,882,480	30.9%
Asset-based	1,821,642	3.7	1,067,248	4.8
Commercial real estate	12,997,163	26.1	5,463,321	24.5
Multi-family	6,621,982	13.3	1,139,859	5.1
Equipment financing	1,628,393	3.3	627,058	2.8
Warehouse lending	641,976	1.3	—	—
Residential	7,963,420	16.0	5,412,905	24.3
Home equity	1,633,107	3.3	1,593,559	7.2
Other consumer	63,948	0.1	85,299	0.4
Total loans and leases (1)	$49,764,426	100.0%	$22,271,729	100.0%
(1)The amortized cost balances at December 31, 2022, and 2021, exclude the ACL recorded on loans and leases of $594.7 million and $301.2 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At December 31, 2022
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$184,372	$581,431	$1,982,303	$1,521,697	$4,269,803
Asset-based	18,153	32,209	—	—	50,362
Commercial real estate	583,169	1,627,343	1,157,685	127,423	3,495,620
Multi-family	320,064	1,860,892	1,599,497	42,706	3,823,159
Equipment financing	162,792	1,156,064	306,841	—	1,625,697
Warehouse lending	—	—	—	—	—
Residential	719	57,682	429,441	5,093,112	5,580,954
Home equity	4,701	23,979	179,119	189,917	397,716
Other consumer	13,444	15,170	401	150	29,165
Total fixed rate loans and leases	$1,287,414	$5,354,770	$5,655,287	$6,975,005	$19,272,476
Variable rate:
Commercial non-mortgage	$2,822,767	$8,469,938	$762,125	$68,162	$12,122,992
Asset-based	518,359	1,247,502	5,419	—	1,771,280
Commercial real estate	1,766,368	4,774,063	2,234,398	726,714	9,501,543
Multi-family	416,095	1,052,563	1,299,669	30,496	2,798,823
Equipment financing	1,262	1,434	—	—	2,696
Warehouse lending	641,976	—	—	—	641,976
Residential	1,145	10,733	326,801	2,043,787	2,382,466
Home equity	4,194	7,300	159,278	1,064,619	1,235,391
Other consumer	3,654	22,183	2,608	6,338	34,783
Total variable rate loans and leases	$6,175,820	$15,585,716	$4,790,298	$3,940,116	$30,491,950
Total loans and leases (1)	$7,463,234	$20,940,486	$10,445,585	$10,915,121	$49,764,426
(1)Amounts due exclude total accrued interest receivable of $226.3 million.

Credit Policies and Procedures
The Bank has credit policies and procedures in place designed to support its lending activities within an acceptable level of risk, which are reviewed and approved by management and the Board of Directors on a regular basis. To assist with this process, management inspects reports generated by the Company's loan reporting systems related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans.
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
Consumer loans are subject to policies and procedures developed to manage the specific risk characteristics of the portfolio. These policies and procedures, coupled with relatively small individual loan amounts and predominately collateralized loan structures, are spread across many different borrowers, minimizing the level of credit risk. Trend and outlook reports are reviewed by management on a regular basis, and policies and procedures are modified or developed, as needed. Underwriting factors for residential mortgage and home equity loans include the borrower’s FICO score, the loan amount relative to property value, and the borrower’s debt-to-income level. The Bank originates both qualified mortgage and non-qualified mortgage loans, as defined by applicable CFPB rules.

Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $293.5 million, or 97.5%, from $301.2 million at December 31, 2021, to $594.7 million at December 31, 2022, primarily due to the initial ACL of $88.0 million and $175.1 million recorded for PCD and non-PCD loans and leases, respectively, that were acquired from Sterling in the merger, as well as organic loan growth and commercial portfolio optimization initiatives. The establishment of the initial ACL for PCD loans and leases is net of $48.3 million in charge-offs, which were recognized upon completion of the merger in accordance with GAAP.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At December 31,
	2022		2021
(In thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$197,950	33.3%	$111,351	37.0%
Asset-based	16,094	2.7	6,481	2.2
Commercial real estate	214,771	36.1	114,493	38.0
Multi-family	80,652	13.6	19,414	6.4
Equipment financing	23,081	3.9	6,138	2.0
Warehouse lending	577	0.1	—	—
Residential	26,907	4.5	15,628	5.2
Home equity	32,296	5.4	23,523	7.8
Other consumer	2,413	0.4	4,159	1.4
Total ACL on loans and leases	$594,741	100.0%	$301,187	100.0%
(1)The ACL allocated to a single loan and lease category does not preclude its availability to absorb losses in other categories.
Methodology
The Company's ACL on loans and leases is considered to be a critical accounting policy. The ACL on loans and leases is a contra-asset account that offsets the amortized cost basis of loans and leases for the credit losses that are expected to occur over the life of the asset. Executive management reviews and advises on the adequacy of the allowance, which is maintained at a level that management deems to be sufficient to cover expected losses within the loan and lease portfolios.
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
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on product type, credit quality, risk ratings, and/or collateral types within its commercial and consumer portfolios, and expected losses are determined using a PD, LGD, and EAD, loss rate, or discounted cash flow framework.
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
Under the loss rate method, expected credit losses are estimated using a loss rate that is multiplied by the amortized cost of the asset at the balance sheet date. For each loan segment identified above, management applies an expected historical loss trend based on third-party loss estimates, correlate them to observed economic metrics, and reasonable and supportable forecasts of economic conditions. Under the discounted cash flow method, expected credit losses are determined by comparing the amortized cost of the asset at the balance sheet date to the present value of estimated future principal and interest payments expected to be collected over the remaining life of the asset. The Company's loss model generates cash flow projections at the loan level based on reasonable and supportable projections, from which management estimates payment collections adjusted for curtailments, recovery time, PD, and LGD.

The Company's models incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes each macroeconomic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. Reversion towards long-term expectations generally begins two to three years from the forecast start date and is complete within three to five years. Certain models use output reversion and revert to mean historical portfolio loss rates on a straight-line basis in the third year of the forecast. Other models use input reversion and revert to the mean of macroeconomic variables in reasonable and supportable forecasts.
The Company incorporates forecasts of macroeconomic variables in the determination of expected credit losses. Macroeconomic variables are selected for each class of financing receivable based on relevant factors, such as asset type and the correlation of the variables to credit losses, among others. Data from the forecast scenario of these variables is used as an input to the modeled loss calculation.
A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics that are not reflected or captured in the quantitative models, but are likely to impact the measurement of estimated credit losses. Qualitative factors are based on management's judgement of the Company, market, industry, or business specific data including loan trends, portfolio segment composition, and loan rating or credit scores. Qualitative adjustments may be applied in relation to economic forecasts when relevant facts and circumstances are expected to impact credit losses, particularly in times of significant volatility in economic activity.
Individually Assessed Loans and Leases. If the risk characteristics of a loan or lease change such that it no longer matches the risk characteristics of the collectively assessed pool, it is removed from the population and individually assessed for credit losses. Generally, all non-accrual loans, TDRs and reasonably expected TDRs (prior to January 1, 2023), loans with a charge-off, and collateral dependent loans where the borrower is experiencing financial difficulty, are individually assessed. The measurement method used to calculate the expected credit loss on an individually assessed loan or lease is dependent on the type and whether the loan or lease is considered to be collateral dependent. Methods for collateral dependent loans are either based on the fair value of the collateral less estimated cost to sell (when the basis of repayment is the sale of collateral), or the present value of the expected cash flows from the operation of the collateral. For non-collateral dependent loans, either a discounted cash flow method or other loss factor method is used. Any individually assessed loan or lease for which no specific valuation allowance is deemed necessary is either the result of sufficient cash flows or sufficient collateral coverage relative to the amortized cost of the asset.
Additional information regarding the Company's ACL methodology can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Asset Quality Ratios
The Company manages asset quality using risk tolerance levels established through the Company's underwriting standards, servicing, and management of its loan and lease portfolio. Loans and leases for which a heightened risk of loss has been identified are regularly monitored to mitigate further deterioration and preserve asset quality in future periods. Non-performing assets, credit losses, and net charge-offs are considered by management to be key measures of asset quality.
The following table summarizes key asset quality ratios and their underlying components:

	At or for the years ended December 31,
(In thousands)	2022	2021	2020
Non-performing loans and leases (1)	$203,791	$109,778	$168,005
Total loans and leases	49,764,426	22,271,729	21,641,215
Non-performing loans and leases as a percentage of loans and leases	0.41%	0.49%	0.78%

Non-performing assets (1)	$206,136	$112,590	$170,314
Total loans and leases	$49,764,426	$22,271,729	$21,641,215
Add: OREO	2,345	2,812	2,309
Total loans and leases plus OREO	$49,766,771	$22,274,541	$21,643,524
Non-performing assets as a percentage of loans and leases plus OREO	0.41%	0.51%	0.79%

Non-performing assets (1)	$206,136	$112,590	$170,314
Total assets	71,277,521	34,915,599	32,590,690
Non-performing assets as a percentage of total assets	0.29%	0.32%	0.52%

ACL on loans and leases	$594,741	$301,187	$359,431
Non-performing loans and leases (1)	203,791	109,778	168,005
ACL on loans and leases as a percentage of non-performing loans and leases	291.84%	274.36%	213.94%

ACL on loans and leases	$594,741	$301,187	$359,431
Total loans and leases	49,764,426	22,271,729	21,641,215
ACL on loans and leases as a percentage of loans and leases	1.20%	1.35%	1.66%

ACL on loans and leases	$594,741	$301,187	$359,431
Net charge-offs	67,288	3,829	45,081
Ratio of ACL on loans and leases to net charge-offs	8.84x	78.66x	7.97x
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	At or for the years ended December 31,
	2022			2021			2020
(In thousands)	Net Charge-offs (Recoveries)	Average Balance	%	Net Charge-offs (Recoveries)	Average Balance	%	Net Charge-offs (Recoveries)	Average Balance	%
Commercial non-mortgage	$44,250	$13,625,382	0.32%	$2,305	$6,829,799	0.03%	$37,040	$6,598,149	0.56%
Asset-based	4,473	1,746,888	0.26	(1,447)	950,602	(0.15)	(36)	977,920	—
Commercial real estate	20,471	11,299,259	0.18	4,483	5,324,853	0.08	2,061	5,143,637	0.04
Multi-family	1,298	6,025,702	0.02	—	1,114,977	—	—	1,046,211	—
Equipment financing	931	1,660,935	0.06	375	614,055	0.06	720	572,369	0.13
Warehouse lending	—	537,430	—	—	—	—	—	—	—
Residential	(1,377)	7,112,890	(0.02)	(1,149)	4,953,100	(0.02)	1,327	4,923,743	0.03
Home equity	(4,201)	1,663,198	(0.25)	(4,289)	1,681,921	(0.26)	(1,910)	1,924,623	(0.10)
Other consumer	1,443	79,428	1.82	3,551	115,565	3.07	5,879	199,050	2.95
Total	$67,288	$43,751,112	0.15%	$3,829	$21,584,872	0.02%	$45,081	$21,385,702	0.21%
Net charge-offs as a percentage of average loans and leases were 0.15%, 0.02%, and 0.21% for the years ended December 31, 2022, 2021, and 2020, respectively. The increased level of net charge-offs in the current year is primarily attributed to commercial portfolio optimization initiatives, along with favorable credit performance in 2021, as compared to 2022, as the economy benefited from the support of federal stimulus programs in the prior year.

Liquidity and Capital Resources
The Company manages its cash flow requirements through proactive liquidity measures at both the Holding Company and the Bank. In order to maintain stable, cost-effective funding, and to promote overall balance sheet strength, the liquidity position of the Company is continuously monitored, and adjustments are made to balance sources and uses of funds, as appropriate. At December 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Further, management is not aware of any regulatory recommendations regarding liquidity, that if implemented, would have a material adverse effect on the Company.
Cash inflows are provided through a variety of sources, including principal and interest payments on loans and investments, unpledged securities that can be sold or utilized to secure funding, and new deposits. The Company is committed to maintaining a strong base of core deposits, which consists of demand, interest-bearing checking, savings, health savings, and money market accounts, to support growth in its loan portfolios. Management actively monitors the interest rate environment and makes adjustments to its deposit strategy in response to evolving market conditions, bank funding needs, and client relationship dynamics. For additional information, see the discussion below regarding the Bank's liquidity, and under the section captioned "Asset/Liability Management and Market Risk" contained elsewhere in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from the Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The Holding Company generally uses its funds for principal and interest payments on senior notes, subordinated notes, and junior subordinated debt, dividend payments to preferred and common stockholders, repurchases of its common stock, and purchases of investment securities, as applicable.
There are certain restrictions on the Bank's payment of dividends to the Holding Company, which are described within the section captioned "Supervision and Regulation" in Part I - Item 1. Business, and within Note 14: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data. The Bank paid $475.0 million in dividends to the Holding Company during the year ended
December 31, 2022. At December 31, 2022, there were $701.4 million of retained earnings available for the payment of dividends by the Bank to the Holding Company. On January 25, 2023, Webster Bank was approved to pay the Holding Company $150.0 million in dividends during the first quarter of 2023.
The quarterly cash dividend to common stockholders remained at $0.40 per common share throughout 2022. On
January 25, 2023, it was announced that the Company's Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For the Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share were declared, respectively. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Company maintains a common stock repurchase program, which was approved by the Board of Directors, that authorizes management to purchase shares of its common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to certain conditions. On April 27, 2022, the Board of Directors increased the Company's authority to repurchase shares of its common stock under the repurchase program by
$600.0 million in shares. During the year ended December 31, 2022, the Company repurchased 6,399,288 shares under the program at a weighted-average price of $50.33 per share, totaling $322.1 million. The Company's remaining purchase authority at December 31, 2022, was $401.3 million. In addition, the Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the year ended December 31, 2022, the Company repurchased 415,629 shares at a weighted-average price of $56.90 per share, totaling $23.6 million for this purpose.
The IRA, which was signed into law on August 16, 2022, imposes a 1% excise tax on net repurchases of stock by certain publicly traded corporations, including the Company. The excise tax is to be imposed on the value of the net stock repurchased, or treated as repurchased, and will apply to the Company's stock repurchases that occur after December 31, 2022.
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
Webster Bank Liquidity. The Bank's primary source of funding is its core deposits. Including time deposits, the Bank had a loan to total deposit ratio of 92.1% and 74.6% at December 31, 2022, and 2021, respectively. The 17.5% point increase is primarily attributed to loan growth exceeding deposit growth.

The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At December 31, 2022, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.
Capital Requirements. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require financial institutions to maintain minimum ratios of Common Equity Tier 1 Capital, defined by Basel III capital rules (CET1 capital), Tier 1 capital, Total capital to risk-weighted assets, and Tier 1 capital to average tangible assets (as defined in the regulations). At December 31, 2022, both the Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, capital ratios will begin to phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption during the initial two years. For 2022, 2023, and 2024, the Company is allowed 75%, 50%, and 25% of the regulatory capital benefit as of December 31, 2021, respectively, with full absorption occurring in 2025. At December 31, 2022, the benefit allowed from the delayed CECL adoption resulted in a 9, 9, and 6 basis point increase to the Company's and the Bank's CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), respectively, and a 2 basis point decrease to Total capital to total risk-weighted assets (Total risk-based capital). Both the Company's and the Bank's ratios remain in excess of being well-capitalized, even without the benefit of the delayed CECL adoption impact.
Additional information regarding the required capital levels and ratios applicable to the Company and the Bank can be found within Note 14: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in
Part II - Item 8. Financial Statements and Supplementary Data.

Sources and Uses of Funds
Sources of Funds. The primary source of cash flows for the Bank’s use in its lending activities and general operational needs is deposits. Loan and securities repayments, proceeds from loans and securities held for sale, and maturities also provide cash flows. While scheduled loan and securities repayments are a relatively stable source of funds, prepayments and other deposit inflows are influenced by economic conditions and prevailing interest rates, the timing of which is inherently uncertain. Additional sources of funds are provided by both short-term and long-term borrowings, and to a lesser extent, dividends received as part of the Bank's membership with the FHLB and FRB.
Deposits. The Bank offers a wide variety of checking and savings deposit products designed to meet the transactional and investment needs of both its consumer and business customers. The Bank’s deposit services include, but are not limited to, ATM and debit card use, direct deposit, ACH payments, mobile banking, internet-based banking, banking by mail, account transfers, and overdraft protection, among others. The Bank manages the flow of funds in its deposit accounts and interest rates consistent with FDIC regulations. The Bank’s Consumer and Digital Pricing Committee and its Commercial and Institutional Liability and Loan Pricing Committee both meet regularly to determine pricing and marketing initiatives.
Total deposits were $54.0 billion and $29.8 billion at December 31, 2022, and 2021, respectively. The $24.2 billion increase was primarily attributed to the deposits assumed from Sterling in the merger. Customer preferences for maintaining liquidity resulted in higher balances across savings and money market accounts, as customers with maturing time deposits opted to migrate to more liquid products. The aggregate amount of time deposit accounts that exceeded the FDIC limit of $250,000 represented 3.5% and 0.9% of total deposits at December 31, 2022, and 2021, respectively.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Years ended December 31,
	2022		2021		2020
(In thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$12,912,894	—%	$6,897,464	—%	$5,698,399	—%
Interest-bearing:
Checking	8,842,792	0.34	3,929,941	0.04	3,189,275	0.10
Health savings accounts	7,826,576	0.08	7,390,702	0.08	6,893,996	0.14
Money market	10,797,645	0.66	3,526,373	0.11	2,853,098	0.45
Savings	8,625,691	0.16	5,387,529	0.02	4,647,261	0.20
Time deposits	2,838,502	0.60	2,105,809	0.35	2,760,561	1.20
Total interest-bearing	38,931,206	0.36	22,340,354	0.09	20,344,191	0.33
Total average deposits	$51,844,100	0.27%	$29,237,818	0.07%	$26,042,590	0.26%
The following table summarizes total uninsured deposits:

	At December 31,
(In thousands)	2022	2021	2020
Uninsured deposits (1)	$22,496,380	$10,936,416	$9,684,817
(1)A portion of the Company’s total uninsured deposits are estimated based on the same methodologies and assumptions used for regulatory reporting requirements.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	December 31, 2022
Portion of U.S. time deposits in excess of insurance limit	$1,629,950
Time deposits otherwise uninsured with a maturity of:
3 months or less	$1,464,268
Over 3 months through 6 months	76,549
Over 6 months through 12 months	55,307
Over 12 months	33,826
Additional information regarding period-end deposit balances and rates can be found within Note 10: Deposits in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Borrowings. The Bank's primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowed funds were $7.7 billion and $1.2 billion at December 31, 2022, and 2021, respectively, and represented 10.8% and 3.6% of total assets, respectively. The $6.5 billion increase from
December 31, 2021, to December 31, 2022, is primarily attributed to increases of $5.5 billion, $0.9 billion, and $0.5 billion in FHLB advances, federal funds purchased, and long-term debt, respectively, partially offset by a $0.4 billion decrease in securities sold under agreements to repurchase.
The Bank had additional borrowing capacity from the FHLB of $4.3 billion and $5.1 billion at December 31, 2022, and 2021, respectively. The Bank also had additional borrowing capacity from the FRB of $1.2 billion and $1.5 billion at
December 31, 2022, and 2021, respectively. Unpledged investment securities of $7.8 billion at December 31, 2022, could have been used for collateral on borrowings or to increase borrowing capacity by either $7.1 billion with the FHLB or $7.5 billion with the FRB.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $0.3 billion and $0.7 billion at December 31, 2022, and 2021, respectively. The $0.4 billion decrease is primarily attributed to the extinguishment of two $100 million structured repurchase agreements during the third quarter of 2022, and the overall timing of maturities.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. Federal funds purchased totaled $0.9 billion at December 31, 2022. There were no federal funds purchased at December 31, 2021.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $5.5 billion and $11.0 million at December 31, 2022, and 2021, respectively. The $5.4 billion increase is primarily attributed to short-term funding needs.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, subordinated fixed-to-floating-rate notes maturing in 2029 and 2030, and floating-rate junior subordinated notes maturing in 2033. Long-term debt totaled $1.1 billion and $0.6 billion at December 31, 2022, and 2021, respectively. The $0.5 billion increase is primarily attributed to the subordinated notes assumed from Sterling in the merger.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Years ended December 31,
	2022		2021		2020
(In thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$466,282	0.78%	$527,250	0.57%	$467,431	0.48%
Federal funds purchased	598,269	2.58	16,036	0.08	720,995	0.46
Other borrowings	—	—	—	—	104,145	0.35
FHLB advances	1,965,577	2.98	108,216	1.58	730,125	2.57
Long-term debt	1,031,446	3.44	565,271	3.22	564,919	3.45
Total average borrowings	$4,061,574	2.78%	$1,216,773	1.84%	$2,587,615	1.68%
Additional information regarding period-end borrowings balances and rates can be found within Note 11: Borrowings in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for the Bank to maintain its membership and access to advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. The Bank held FHLB capital stock of $221.4 million and $11.3 million at December 31, 2022, and 2021, respectively. During the year ended December 31, 2022, the Bank received $1.9 million in dividends from the FHLB. The most recent FHLB quarterly cash dividend was paid on March 2, 2023, in an amount equal to an annual yield of 6.67%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. The Bank held FRB capital stock of $224.5 million and $60.5 million at December 31, 2022, and 2021, respectively. During the year ended December 31, 2022, the Bank received $4.6 million in dividends from the FRB. The most recent FRB semi-annual cash dividend was paid on December 31, 2022, in an amount equal to an annual yield of 3.63%.
The Bank changed its location for the purposes of Federal Reserve Regulation D from the Federal Reserve District of Boston to the Federal Reserve District of New York effective June 1, 2022.

Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at December 31, 2022. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company's current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Senior notes	$—	$150,000	$—	$300,000	$450,000
Subordinated notes	—	—	—	499,000	499,000
Junior subordinated debt	—	—	—	77,320	77,320
FHLB advances	5,450,187	—	252	10,113	5,460,552
Securities sold under agreements to repurchase	282,005	—	—	—	282,005
Federal funds purchased	869,825	—	—	—	869,825
Deposits with stated maturity dates	3,754,386	311,565	94,998	—	4,160,949
Operating lease liabilities	36,132	68,576	53,287	81,286	239,281
Purchase obligations (2)	52,299	25,089	7,377	1,287	86,052
Total contractual obligations	$10,444,834	$555,230	$155,914	$969,006	$12,124,984
(1)Interest payments on borrowings have been excluded.
(2)Purchase obligations represent agreements to purchase goods or services of $1.0 million or more that are enforceable and legally binding and specify all significant terms.
In addition, in the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, and commercial and standby letters of credit, which involve to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $11.7 billion at December 31, 2022, does not necessarily reflect future cash payments.
The Company also enters into commitments to invest in venture capital and private equity funds, as well as LIHTC investments to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $435.0 million at December 31, 2022. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
Pension obligations are funded by the Company, as needed, to provide for participant benefit payments as it relates to the Company's frozen, non-contributory, qualified defined benefit pension plan. Decisions to contribute to the defined benefit pension plan are made based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. The Company was not required to contribute to the defined benefit pension plan in 2022, nor does it currently anticipate that it will be required to make a contribution in 2023. The Company's non-qualified supplemental executive retirement plans and other post employment benefit plans, including those acquired from Sterling in the merger, are unfunded. Expected future net benefit payments related to the Company's defined benefit pension and other postretirement benefit plans include $13.5 million in less than one year, $28.2 million in one to three years, $29.0 million in three to five years, and $73.4 million after five years.
At December 31, 2022, the Company's consolidated balance sheet reflects a liability for uncertain tax positions of $9.9 million and $2.0 million of accrued interest and penalties. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
Additional information regarding credit-related financial instruments, alternative investments, defined benefit pension and other postretirement benefit plans, and income taxes can be found within Note 23: Commitments and Contingencies,
Note 15: Variable Interest Entities, Note 19: Retirement Benefit Plans, and Note 9: Income Taxes, respectively, in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short-term and long-term interest rate risk when determining the Company's strategy and action. To facilitate this process, interest rate sensitivity is monitored on an ongoing basis by the Company's ALCO, whose primary goal is to manage interest rate risk and maximize net income and net economic value over time in changing interest rate environments, subject to limits approved by the Board of Directors. Limits for earnings at risk are set for parallel ramps in interest rates over a twelve-month period of up and down 100, 200, and 300 basis points, and for interest rate curve twist shocks of up and down 50 and 100 basis points. Limits for net economic value, referred to as equity at risk, are set for parallel shocks in interest rates of up and down 100, 200, and 300 basis points. The ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in interest rates, as well as longer-term earnings at risk for up to four years in the future.
Management measures interest rate risk using simulation analysis and asset/liability modeling software to calculate the Company's earnings at risk and equity at risk. Key assumptions relate to the behavior of interest rates and spreads, prepayment speeds, and the run-off of deposits. From these simulations, interest rate risk is quantified, and appropriate strategies are formulated and implemented.
Earnings at risk is defined as the change in net interest income due to changes in interest rates. Essentially, interest rates are assumed to change up or down in a parallel fashion, and the net interest income results in each scenario are compared to a flat rate base scenario. The flat rate base scenario holds the end of period yield curve constant over a twelve-month forecast horizon. The earnings at risk simulation analysis incorporates assumptions about balance sheet changes (i.e., product mix, growth, and loan and deposit pricing). Overall, it is a measure of short-term interest rate risk.
At December 31, 2022, and 2021, the flat rate base scenario assumed a federal funds rate of 4.50% and 0.25%, respectively. The federal funds rate target range was 4.25-4.50% at December 31, 2022, and 0-0.25% at December 31, 2021. Due to the federal funds target rate being 0-0.25% at December 31, 2021, the declining interest rate scenarios for both earnings at risk and equity at risk of down 100 and 200 basis points or more were not run per the ALCO's policy. Instead, scenarios were run with short-term and long-term interest rates declining to zero, but not below. Since interest rates rose sharply throughout 2022, management has incorporated the down 100 and 200 basis point rate scenarios back into its assessment of interest rate risk at December 31, 2022. As interest rates continue to rise, scenarios that include upward and downward shifts of greater magnitude will also be incorporated.
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
Key assumptions underlying the present value of cash flows include the behavior of interest rates and spreads, asset prepayment speeds, and attrition rates on deposits. Cash flow projections from the model are compared to market expectations for similar collateral types and adjusted based on experience with the Bank's own portfolio. The model's valuation results are compared to observable market prices for similar instruments whenever possible. The behavior of deposit and loan customers is studied using historical time series analysis to model future customer behavior under varying interest rate environments.
The equity at risk simulation process uses multiple interest rate paths generated by an arbitrage-free trinomial lattice term structure model. The base case rate scenario, against which all others are compared, currently uses the month-end LIBOR/swap yield curve as a starting point to derive forward rates for future months. Using interest rate swap option volatilities as inputs, the model creates multiple rate paths for this scenario with forward rates as the mean. In shock scenarios, the starting yield curve is shocked up or down in a parallel fashion. Future rate paths are then constructed in a similar manner to the base case scenario.
Cash flows for all financial instruments are generated using product specific prepayment models and account specific system data for properties such as maturity date, amortization type, coupon rate, repricing frequency, and repricing date. The asset/liability simulation software is enhanced with a mortgage prepayment model and a collateralized mortgage obligation database. Financial instruments with explicit options (i.e., caps, floors, puts, and calls) and implicit options (i.e., prepayment and early withdrawal abilities) require such modeling approach to quantify value and risk more accurately.
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
The ALCO meets frequently to make decisions on the investment and funding portfolios based on the economic outlook, its interest rate expectations, the risk position, and other factors. The ALCO delegates pricing and product design responsibilities to individuals and sub-committees, but continuously monitors and influences their actions on a regular basis.
Various interest rate contracts, including futures, options, swaps, caps, and floors, can be used to manage interest rate risk. These contracts involve, to varying degrees, levels of credit and interest rate risk. The notional amount of the derivative instrument, or the amount from which interest and other payments are derived, is not exchanged, and therefore, should not be used as a measure of credit risk.
In addition, certain derivative instruments, such as forward sales of mortgage-backed securities, are used by the Bank to manage the risk of loss associated with its mortgage banking activities. Generally, prior to closing and funds disbursement, an interest-rate lock commitment is extended to the borrower. During this time, the Bank is subject to the risk that market interest rates may change, which could impact pricing on loan sales. In an effort to mitigate this risk, the Bank establishes forward delivery sales commitments, thereby setting the sales price.
The Company will also hold futures, options, and forward foreign currency exchange contracts to minimize the price volatility of certain financial assets and financial liabilities. Changes in the market value of these derivative positions are recognized in earnings. Additional information regarding derivatives can be found within Note 17: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100 and
200 basis points might have on the Company’s net interest income over a twelve-month period starting at December 31, 2022, and 2021, as compared to actual net interest income and assuming no changes in interest rates:

	-200bp	-100bp	+100bp	+200bp
December 31, 2022	(6.9)%	(3.3)%	3.2%	6.5%
December 31, 2021	n/a	n/a	4.9%	10.7%
Asset sensitivity in terms of net interest income decreased at December 31, 2022, as compared to at December 31, 2021, primarily due to changes in the overall composition and size of the balance sheet on a combined basis post-merger with Sterling and the relative size and duration of the securities portfolio. Loans at floors have decreased $4.1 billion, from $4.5 billion at December 31, 2021, to $0.4 billion at December 31, 2022. While loans with floors, which are considered “in the money”, have the impact of reducing overall asset sensitivity, as interest rates rise, these loans will move through their floors and reprice accordingly.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company's net interest income for the subsequent twelve-month period starting at December 31, 2022, and 2021:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2022	(4.2)%	(2.0)%	1.7%	3.3%	(2.4)%	(1.2)%	1.3%	2.6%
December 31, 2021	n/a	n/a	3.2%	7.3%	(3.1)%	(1.4)%	1.3%	2.6%
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
Sensitivity to the both the short end and the long end of the yield curve for net interest income generally decreased at December 31, 2022, as compared to December 31, 2021, primarily due to changes in the overall composition and size of the balance sheet on a combined basis post-merger with Sterling, as well as the relative size and duration of the securities portfolio and slower forecasted prepayment speeds as a result of increases in the yield curve, which in turn, extends the duration for mortgage-backed securities and residential mortgage loans.

The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at December 31, 2022, and 2021:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(In thousands)			-100bp	+100bp
At December 31, 2022
Assets	$71,277,521	$67,920,989	$1,161,794	$(1,247,083)
Liabilities	63,221,335	55,951,495	1,959,399	(1,716,697)
Net	$8,056,186	$11,969,494	$(797,605)	$469,614
Net change as % base net economic value			(6.7)%	3.9%

At December 31, 2021
Assets	$34,915,599	$34,515,422	n/a	$(801,524)
Liabilities	31,477,274	30,015,357	n/a	(988,401)
Net	$3,438,325	$4,500,065	n/a	$186,877
Net change as % base net economic value			n/a	4.2%
Changes in economic value can best be described through duration, which is a measure of the price sensitivity of financial instruments due to changes in interest rates. For fixed-rate financial instruments, it can be thought of as the weighted-average expected time to receive future cash flows, whereas for floating-rate financial instruments, it can be thought of as the weighted-average expected time until the next rate reset. Overall, the longer the duration, the greater the price sensitivity due to changes in interest rates. Generally, increases in interest rates reduce the economic value of fixed-rate financial assets as future discounted cash flows are worth less at higher interest rates. In a rising interest rate environment, the economic value of financial liabilities decreases for the same reason. A reduction in the economic value of financial liabilities is a benefit to the Company. Floating-rate financial instruments may have durations as short as one day, and therefore, may have very little price sensitivity due to changes in interest rates.
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At December 31, 2022, and 2021, the Company's duration gap was negative 1.4 years and negative
1.8 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than the duration of financial assets, and therefore, liabilities have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, the Company's net estimated economic value would generally be expected to increase when interest rates rise, as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise, and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future. At December 31, 2022, long-term rates have risen by 226 basis points as compared to December 31, 2021. This higher starting point extends financial asset duration by decreasing residential mortgage loans and mortgage-backed securities prepayment speeds.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company's interest rate risk position at December 31, 2022, represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.

Critical Accounting Estimates
The preparation of the Company's Consolidated Financial Statements, and accompanying notes thereto, in accordance with GAAP and practices generally applicable to the financial services industry, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. While management's estimates are made based on historical experience, current available information, and other factors that are deemed to be relevant, actual results could significantly differ from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and can be susceptible to significant change in the near term. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the Company's financial condition or results of operations. Management has identified that the Company's most critical accounting estimates are those related to the ACL on loans and leases and business combinations accounting policies. These accounting policies and their underlying estimates are discussed directly with the Audit Committee of the Board of Directors.
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of expected lifetime credit losses within the Company's loan and lease portfolios at the balance sheet date. The calculation of expected credit losses is determined using predictive methods and models that follow a
PD/LGD/EAD, loss rate, or discounted cash flow framework, and include consideration of past events, current conditions, macroeconomic variables (i.e., unemployment, gross domestic product, property values, and interest rate spreads), and reasonable and supportable economic forecasts that affect the collectability of the reported amounts. Changes to the ACL on loans and leases, and therefore, to the related provision for credit losses, can materially affect financial results.
The determination of the appropriate level of ACL on loans and leases inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends using existing qualitative and quantitative information, and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers and macroeconomic variables that the Company is more susceptible to, unforeseen events such as natural disasters and pandemics, along with new information regarding existing loans, identification of additional problems loans, the fair value of underlying collateral, and other factors, both within and outside the Company's control, may indicate the need for an increase or decrease in the ACL on loans and leases.
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
Additional information regarding the determination of the ACL on loans and leases, including the Company's valuation methodology, can be found in Part II under the section captioned "Allowance for Credit Losses on Loans and Leases" contained elsewhere in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
Business Combinations
The acquisition method of accounting generally requires that the identifiable assets acquired and liabilities assumed in business combinations are recorded at fair value as of the acquisition date. The determination of fair value often involves the use of internal or third-party valuation techniques, such as discounted cash flow analyses or appraisals. Particularly, the valuation techniques used to estimate the fair value of loans and leases and the core deposit intangible asset acquired in the Sterling merger include estimates related to discount rates, credit risk, and other relevant factors, which are inherently subjective. A description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed from the Sterling merger can be found within Note 2: Mergers and Acquisitions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk can be found in Part II under the section captioned "Asset/Liability Management and Market Risk" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Note 17: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Webster Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for credit losses for certain commercial and consumer loans and leases evaluated on a collective basis
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2022 was $594.7 million, a portion of which related to the allowance for credit losses for certain commercial and consumer loans and leases evaluated on a collective basis (the Collective Allowance). The Collective Allowance includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases with similar risk characteristics. The Company’s collectively assessed loans and leases are segmented based on product type and credit quality and expected losses are determined using models that follow a probability of default (PD), loss given default (LGD), and exposure at default (EAD) framework. The expected credit losses are calculated as the product of the Company’s estimate of PD, LGD, and individual loan level EAD. The Company’s PD and LGD calculations use predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, loan-level risk attributes and credit quality indicators. The Company’s models incorporate a single economic forecast scenario and macroeconomic variables over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes each macroeconomic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. Reversion towards long-term expectations generally begins two to three years from the forecast start date and is complete within three to five years. Certain models use output reversion and revert to mean historical portfolio loss rates on a straight-line basis in the third year of the forecast. Other models use input reversion and revert to the mean of macroeconomic variables in reasonable and supportable forecasts. A portion of the Collective Allowance is comprised of qualitative adjustments for risk characteristics that are not reflected or captured in the quantitative models but are likely to impact the measurement of expected credit losses.
We identified the assessment of the Collective Allowance as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the Collective Allowance methodology, including the methods and models used to estimate (1) the PD, LGD, EAD and their significant assumptions, including the single economic forecast scenario and macroeconomic variables and (2) qualitative adjustments and their significant assumptions not reflected in the PD and LGD models and EAD method. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models and EAD method. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the Collective Allowance estimate, including controls over the:
•evaluation of the Collective Allowance methodology;
•continued use and appropriateness of changes made to certain PD and LGD models and EAD method;
•identification and determination of the significant assumptions used in the PD and LGD models and EAD method;
•performance monitoring of certain PD and LGD models and EAD method;
•evaluation of qualitative adjustments, including the significant assumptions; and
•analysis of the Collective Allowance results, trends, and ratios.
We evaluated the Company’s process to develop the Collective Allowance estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s Collective Allowance methodology for compliance with U.S. generally accepted accounting principles;
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices;
•evaluating the selection of the economic forecast scenario and underlying macroeconomic variables by comparing them to the Company’s business environment and relevant industry practices; and
•evaluating the methodology and assumptions used to develop the qualitative factors and the effect of those factors on the Collective Allowance compared with credit trends and identified limitations of the underlying quantitative models.
We also assessed the sufficiency of the audit evidence obtained related to the Collective Allowance estimate by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimate.
Valuation of acquired loans and leases in the acquisition of Sterling Bancorp
As discussed in Note 2 to the financial statements, on January 31, 2022, the Company closed on a business combination transaction with Sterling Bancorp (the Merger). The assets acquired and liabilities assumed are required to be measured at fair value at the date of acquisition under the purchase method of accounting. As a part of the Merger, the Company acquired loans and leases with a fair value of $20.5 billion. The fair value of the acquired loans and leases was based on a discounted cash flow methodology, including assumptions of probability of default and loss given default.
We identified the fair value measurement of the acquired loans and leases in the Merger as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the assumptions of probability of default and loss given default used in the discounted cash flow methodology.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurement of the acquired loans and leases in the Merger, including controls over the determination of key assumptions used in the discounted cash flow methodology.

We evaluated the Company’s process to estimate the fair value of the acquired loans and leases in the Merger by testing certain sources of data that the Company used and considered the relevance and reliability of such data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•developing an independent range of fair values for certain acquired loans and leases, including the development of independent assumptions utilizing market data for probability of default and loss given default; and
•assessing the Company’s estimate of fair value for certain acquired loans and leases by comparing it to the independently developed range.
/s/ KPMG LLP (185)
We have served as the Company's auditor since 2013.
Hartford, Connecticut
March 10, 2023

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2022	2021
Assets:
Cash and due from banks	$264,118	$137,385
Interest-bearing deposits	575,825	324,185
Investment securities available-for-sale, at fair value	7,892,697	4,234,854
Investment securities held-to-maturity, net of allowance for credit losses of $182 and $214	6,564,697	6,198,125
Federal Home Loan Bank and Federal Reserve Bank stock	445,900	71,836
Loans held for sale (valued under fair value option)	1,991	4,694
Loans and leases	49,764,426	22,271,729
Allowance for credit losses on loan and leases	(594,741)	(301,187)
Loans and leases, net	49,169,685	21,970,542
Deferred tax assets, net	371,634	109,405
Premises and equipment, net	430,184	204,557
Goodwill	2,514,104	538,373
Other intangible assets, net	199,342	17,869
Cash surrender value of life insurance policies	1,229,169	572,305
Accrued interest receivable and other assets	1,618,175	531,469
Total assets	$71,277,521	$34,915,599
Liabilities and stockholders' equity:
Deposits:
Non-interest-bearing	$12,974,975	$7,060,488
Interest-bearing	41,079,365	22,786,541
Total deposits	54,054,340	29,847,029
Securities sold under agreements to repurchase and other borrowings	1,151,830	674,896
Federal Home Loan Bank advances	5,460,552	10,997
Long-term debt	1,073,128	562,931
Accrued expenses and other liabilities	1,481,485	381,421
Total liabilities	63,221,335	31,477,274
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	—
Common stock, $0.01 par value: Authorized—400,000,000 and 200,000,000 shares;
Issued—182,778,045 and 93,686,311 shares	1,828	937
Paid-in capital	6,173,240	1,108,594
Retained earnings	2,713,861	2,333,288
Treasury stock, at cost—8,770,472 and 3,102,690 shares	(431,762)	(126,951)
Accumulated other comprehensive (loss), net of tax	(684,960)	(22,580)
Total stockholders' equity	8,056,186	3,438,325
Total liabilities and stockholders' equity	$71,277,521	$34,915,599
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2022	2021	2020
Interest Income:
Interest and fees on loans and leases	$1,946,558	$762,713	$789,719
Taxable interest and dividends on securities	287,659	159,001	189,683
Non-taxable interest on securities	50,442	20,884	21,878
Loans held for sale	78	246	769
Total interest income	2,284,737	942,844	1,002,049
Interest Expense:
Deposits	138,552	20,131	67,897
Securities sold under agreements to repurchase and other borrowings	19,059	3,040	5,941
Federal Home Loan Bank advances	58,557	1,708	18,767
Long-term debt	34,283	16,876	18,051
Total interest expense	250,451	41,755	110,656
Net interest income	2,034,286	901,089	891,393
Provision (benefit) for credit losses	280,619	(54,500)	137,750
Net interest income after provision (benefit) for credit losses	1,753,667	955,589	753,643
Non-interest Income:
Deposit service fees	198,472	162,710	156,032
Loan and lease related fees	102,987	36,658	29,127
Wealth and investment services	40,277	39,586	32,916
Mortgage banking activities	705	6,219	18,295
Increase in cash surrender value of life insurance policies	29,237	14,429	14,561
(Loss) gain on sale of investment securities, net	(6,751)	—	8
Other income	75,856	63,770	34,338
Total non-interest income	440,783	323,372	285,277
Non-interest Expense:
Compensation and benefits	723,620	419,989	428,391
Occupancy	113,899	55,346	71,029
Technology and equipment	186,384	112,831	112,273
Intangible assets amortization	31,940	4,513	4,160
Marketing	16,438	12,051	14,125
Professional and outside services	117,530	47,235	32,424
Deposit insurance	26,574	15,794	18,316
Other expense	180,088	77,341	78,228
Total non-interest expense	1,396,473	745,100	758,946
Income before income taxes	797,977	533,861	279,974
Income tax expense	153,694	124,997	59,353
Net income	644,283	408,864	220,621
Preferred stock dividends	(15,919)	(7,875)	(7,875)
Net income available to common stockholders	$628,364	$400,989	$212,746

Earnings per common share:
Basic	$3.72	$4.43	$2.35
Diluted	3.72	4.42	2.35
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2022	2021	2020
Net income	$644,283	$408,864	$220,621
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(635,696)	(62,888)	50,173
Derivative instruments	(14,944)	(13,848)	29,102
Defined benefit pension and postretirement benefit plans	(11,740)	11,900	(947)
Other comprehensive (loss) income, net of tax	(662,380)	(64,836)	78,328
Comprehensive (loss) income	$(18,097)	$344,028	$298,949
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Total Stockholders' Equity
Balance at December 31, 2019	$145,037	$937	$1,113,250	$2,061,352	$(76,734)	$(36,072)	$3,207,770
Adoption of ASU No. 2016-13	—	—	—	(51,213)	—	—	(51,213)
Net income	—	—	—	220,621	—	—	220,621
Other comprehensive income, net of tax	—	—	—	—	—	78,328	78,328
Common stock dividends and equivalents $1.60 per share	—	—	—	(145,363)	—	—	(145,363)
Series F preferred stock dividends $1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Stock-based compensation	—	—	(3,524)	—	15,703	—	12,179
Exercise of stock options	—	—	(194)		434	—	240
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,506)	—	(3,506)
Common stock repurchase program	—	—	—	—	(76,556)	—	(76,556)
Balance at December 31, 2020	145,037	937	1,109,532	2,077,522	(140,659)	42,256	3,234,625
Net income	—	—	—	408,864	—	—	408,864
Other comprehensive (loss), net of tax	—	—	—	—	—	(64,836)	(64,836)
Common stock dividends and equivalents $1.60 per share	—	—	—	(145,223)	—	—	(145,223)
Series F preferred stock dividends $1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Stock-based compensation	—	—	4,235	—	9,427	—	13,662
Exercise of stock options	—	—	(5,173)	—	8,665	—	3,492
Common shares acquired from stock compensation plan activity	—	—	—	—	(4,384)	—	(4,384)
Balance at December 31, 2021	145,037	937	1,108,594	2,333,288	(126,951)	(22,580)	3,438,325
Net income	—	—	—	644,283	—	—	644,283
Other comprehensive (loss), net of tax	—	—	—	—	—	(662,380)	(662,380)
Common stock dividends and equivalents $1.60 per share	—	—	—	(247,791)	—	—	(247,791)
Series F preferred stock dividends $1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Series G preferred stock dividends $65.00 per share	—	—	—	(8,044)	—	—	(8,044)
Issued in business combination	138,942	891	5,040,291	—	—	—	5,180,124
Common stock contribution to charitable foundation	—	—	(1,701)	—	12,201	—	10,500
Stock-based compensation	—	—	26,748	—	27,351	—	54,099
Exercise of stock options	—	—	(692)	—	1,395	—	703
Common shares acquired from stock compensation plan activity	—	—	—	—	(23,655)	—	(23,655)
Common stock repurchase program	—	—	—	—	(322,103)	—	(322,103)
Balance at December 31, 2022	$283,979	$1,828	$6,173,240	$2,713,861	$(431,762)	$(684,960)	$8,056,186
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2022	2021	2020
Operating Activities:
Net income	$644,283	$408,864	$220,621
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	280,619	(54,500)	137,750
Deferred income tax (benefit)	(69,664)	(4,998)	(31,236)
Stock-based compensation expense	54,099	13,662	12,179
Common stock contribution to charitable foundation	10,500	—	—
Depreciation and amortization of property and equipment and intangible assets	81,800	35,913	36,616
Net (accretion) and amortization of interest-earning assets and borrowings	(26,215)	133,069	75,929
Amortization of low-income housing tax credit investments	44,208	3,918	5,286
Amortization of mortgage servicing assets	870	5,593	6,562
Reduction of right-of-use lease assets	56,783	22,781	27,868
Net (gain) on sale, net of write-downs, of foreclosed properties and repossessed assets	(1,130)	(744)	(1,938)
Net loss (gain) on sale, net of write-downs, of property and equipment	8,293	(1,236)	1,105
Net loss (gain) on sale of investment securities	6,751	—	(8)
Originations of loans held for sale	(33,107)	(235,066)	(449,803)
Proceeds from sale of loans held for sale	36,335	247,634	486,341
Net (gain) on mortgage banking activities	(580)	(5,912)	(15,305)
Net (gain) on sale of loans not originated for sale	(3,322)	(3,862)	(301)
(Increase) in cash surrender value of life insurance policies	(29,237)	(14,429)	(14,561)
(Gain) from life insurance policies	(6,311)	(4,402)	(1,219)
Net decrease (increase) in derivative contract assets and liabilities	536,820	173,506	(118,336)
Net (increase) decrease in accrued interest receivable and other assets	(106,740)	(69,263)	11,120
Net (decrease) increase in accrued expenses and other liabilities	(149,103)	38,064	(8,121)
Net cash provided by operating activities	1,335,952	688,592	380,549
Investing Activities:
Purchases of available-for-sale securities	(1,099,810)	(1,957,562)	(990,904)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	754,545	935,621	627,577
Proceeds from sale of available-for-sale securities	172,947	—	8,963
Purchases of held-to-maturity securities	(1,150,023)	(1,968,133)	(1,297,535)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	750,752	1,288,140	983,864
Net (increase) decrease in Federal Home Loan Bank and Federal Reserve Bank stock	(223,562)	5,758	71,452
Alternative investments (capital calls), net of distributions	(24,887)	(11,361)	(12,244)
Net (increase) in loans	(7,501,545)	(773,443)	(1,681,947)
Proceeds from sale of loans not originated for sale	679,693	82,187	9,197
Proceeds from sale of foreclosed properties and repossessed assets	2,568	1,998	11,497
Proceeds from sale of property and equipment	300	3,221	866
Additions to property and equipment	(28,762)	(16,589)	(21,280)
Proceeds from life insurance policies	21,893	5,074	1,885
Net cash paid for acquisition of Bend	(54,407)	—	—
Net cash received in merger with Sterling	513,960	—	—
Net cash (used for) investing activities	(7,186,338)	(2,405,089)	(2,288,609)
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2022	2021	2020
Financing Activities:
Net increase in deposits	936,001	2,511,163	4,006,319
Proceeds from Federal Home Loan Bank advances	27,450,000	180,470	3,850,000
Repayments of Federal Home Loan Bank advances	(22,000,445)	(302,637)	(5,665,312)
Proceeds from extinguishment of borrowings	2,548	—	—
Net increase (decrease) in securities sold under agreements to repurchase and other borrowings	447,202	(320,459)	(45,076)
Dividends paid to common stockholders	(247,767)	(144,807)	(144,965)
Dividends paid to preferred stockholders	(13,725)	(7,875)	(7,875)
Exercise of stock options	703	3,492	240
Common stock repurchase program	(322,103)	—	(76,556)
Common shares acquired related to stock compensation plan activity	(23,655)	(4,384)	(3,506)
Net cash provided by financing activities	6,228,759	1,914,963	1,913,269
Net increase in cash and cash equivalents	378,373	198,466	5,209
Cash and cash equivalents at beginning of year	461,570	263,104	257,895
Cash and cash equivalents at end of year	$839,943	$461,570	$263,104

Supplemental disclosure of cash flow information:
Interest paid	$240,851	$42,151	$118,123
Income taxes paid	193,544	112,587	94,072
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$774	$1,757	$5,394
Transfer of loans to loans held for sale	652,855	78,316	8,578
Deposits assumed	313	—	4,657
Merger with Sterling:
Tangible assets acquired	26,922,010	—	—
Goodwill and other intangible assets	2,149,865	—	—
Liabilities assumed	24,405,711	—	—
Common stock issued	5,041,182	—	—
Preferred stock exchanged	138,942	—	—
Acquisition of Bend:
Tangible assets acquired	15,731	—	—
Goodwill and other intangible assets	38,966	—	—
Liabilities assumed	290	—	—
See accompanying Notes to Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. Webster Bank, along with its HSA Bank Division, is a leading commercial bank in the Northeast that delivers a wide range of digital and traditional financial solutions to businesses, individuals, families, and partners across its three differentiated lines of business: Commercial Banking, HSA Bank, and Consumer Banking. While its core footprint spans from New York to Rhode Island and Massachusetts, certain businesses operate in extended geographies. HSA Bank is one of the largest providers of employee benefits solutions in the United States.
Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with GAAP, and include the accounts of the Company and all other entities in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Assets under administration or assets under management that the Company holds or manages in a fiduciary or agency capacity for customers are not included on the accompanying Consolidated Balance Sheets. Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications did not have a significant impact on the Company's Consolidated Financial Statements.
Principles of Consolidation
The purpose of Consolidated Financial Statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the consolidated group were a single economic entity. In accordance with the applicable accounting guidance for consolidations, the Consolidated Financial Statements include any VOE in which the Company has a controlling financial interest and any VIE for which the Company is deemed to be the primary beneficiary. The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity, and if the non-controlling stockholders do not hold any substantive participating or controlling rights. The Company evaluates VIEs to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE, and will consolidate the VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance, and (ii) an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. The Company accounts for unconsolidated partnerships and certain other investments using the equity method of accounting if it has the ability to significantly influence the operating and financial policies of the investee. This is generally presumed to exist when the Company owns between 20% and 50% of a corporation, or when it has greater than 3% to 5% interest in a limited partnership or similarly structured entity. Additional information regarding consolidated and non-consolidated VIEs can be found within Note 15: Variable Interest Entities.
Use of Estimates
The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Business Combinations
Business combinations are accounted for under the acquisition method, in which the identifiable assets acquired and liabilities assumed are generally measured and recognized at fair value as of the acquisition date, with the excess of the purchase price over the fair value of the net assets acquired recognized as goodwill. Items such as acquired ROU lease assets and operating lease liabilities as lessee, employee benefit plans, and income-tax related balances are recognized in accordance with other applicable GAAP, which may result in measurements that differ from fair value. Business combinations are included in the Consolidated Financial Statements from the respective dates of acquisition. Historical reporting periods reflect only the results of legacy Webster operations. Merger-related costs are expensed in the period incurred and presented within the applicable non-interest expense category. Additional information regarding the Company's mergers and acquisitions can be found within
Note 2: Mergers and Acquisitions.

Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash and due from banks and interest-bearing deposits. Cash equivalents have a maturity of three months or less.
Cash and due from banks includes cash on hand, certain deposits at the FRB, and cash due from banks. Restricted cash related to Federal Reserve System requirements and cash collateral received on derivative positions are included in Cash and due from banks.
Interest-bearing deposits includes deposits at the FRB in excess of reserve requirements, if any, and federal funds sold to other financial institutions.
Investments in Debt Securities
Debt security transactions are recognized on the trade date, which is the date the order to buy or sell the security is executed. Investments in debt securities are classified as AFS or HTM at the time of purchase. Any classification change subsequent to the trade date is reviewed for compliance with corporate objectives and accounting policies.
Debt securities classified as AFS are recorded at fair value with unrealized gains and losses recorded as a component of (AOCL). If a debt security is transferred from AFS to HTM, it is recorded at fair value at the time of transfer and any respective gain or loss would be recorded as a separate component of (AOCL) and amortized as an adjustment to interest income over the remaining life of the security. Debt securities classified as AFS are reviewed for credit losses when the fair value of a security falls below the amortized cost basis and the decline is evaluated to determine if any portion is attributable to credit loss. The decline in fair value attributable to credit loss is recorded directly to earnings, with a corresponding allowance for credit loss, limited to the amount that fair value is less than the amortized cost. If the credit quality subsequently improves, previously recorded allowance amounts may be reversed. An AFS debt security will be placed on non-accrual status if collection of principal and interest in accordance with contractual terms is doubtful. When the Company intends to sell an impaired AFS debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis, the entire fair value adjustment will immediately be recognized in earnings through non-interest income. The gain or loss on sale is calculated using the carrying value plus any related accumulated (AOCL) balance associated with the securities sold.
Debt securities classified as HTM are those in which the Company has the ability and intent to hold to maturity. Debt securities classified as HTM are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense are recognized as interest income using the effective interest method, with consideration given to prepayment assumptions on mortgage backed securities. Premiums are amortized to the earliest call date for debt securities purchased at a premium, with explicit, non-contingent call features and are callable at a fixed price and preset date. Debt securities classified as HTM are reviewed for credit losses under the CECL model with an allowance recorded on the balance sheet for expected lifetime credit losses. The ACL is calculated on a pooled basis using statistical models which include forecasted scenarios of future economic conditions. Forecasts revert to long-run loss rates implicitly through the economic scenario, generally over three years. If the risk for a particular security no longer matches the collective assessment pool, it is removed and individually assessed for credit deterioration. The non-accrual policy for HTM debt securities is the same as for AFS debt securities.
A zero credit loss assumption is maintained for U.S. Treasuries and agency-backed securities in both the AFS and HTM portfolios, as applicable. This assumption is subject to quarterly review to ensure it remains appropriate. Additional information regarding investments in debt securities can be found within Note 3: Investment Securities.
Investments in Equity Securities
The Company’s accounting treatment for non-consolidated equity investments differs for those with and without readily determinable fair values. Equity investments with readily determinable fair values are recorded at fair value with changes in fair value recorded in non-interest income. For equity investments without readily determinable fair values, the Company elected the measurement alternative, and therefore carries these investments at cost, less impairment, if any, plus or minus changes in observable prices. Certain equity investments that do not have a readily available fair value may qualify for NAV measurement based on specific requirements. The Company's alternative investments accounted for at NAV consist of investments in non-public entities that generally cannot be redeemed since the Company’s investments are distributed as the underlying equity is liquidated. On a quarterly basis, the Company reviews its equity investments without readily determinable fair values for impairment. If the equity investment is considered impaired, an impairment loss equal to the amount by which the carrying value exceeds its fair value is recorded through a charge to earnings. The impairment loss may be reversed in a subsequent period if there are observable transactions for the identical or similar investment of the same issuer at a higher amount than the carrying amount that was established when the impairment was recognized. Impairments, as well as upward or downward adjustments resulting from observable price changes in orderly transactions for identical or similar investments, are included in non-interest income.

Equity investments in entities that finance affordable housing and other community development projects provide a return primarily through the realization of tax benefits. The Company applies the proportional amortization method to account for its investments in qualified affordable housing projects.
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock
The Bank is a member of the FHLB and the Federal Reserve System, and is required to maintain an investment in capital stock of both the FHLB and FRB. Based on redemption provisions, FHLB and FRB stock has no quoted market value and is carried at cost. Membership stock is reviewed for impairment if economic circumstances would warrant review.
Loans Held for Sale
Loans that are classified as held for sale at the time of origination are accounted for under the fair value option. Loans not originated for sale but subsequently transferred to held for sale are valued at the lower of cost or fair value on an individual asset basis. Any cost amount in excess of fair value is recorded as a valuation allowance and recognized as a reduction of other non-interest income. Gains or losses on the sale of loans held for sale are recorded either as part of Mortgage banking activities or Other income on the accompanying Consolidated Statements of Income. Cash flows from the sale of loans that were originated for sale are presented within Operating activities on the accompanying Consolidated Statements of Cash Flows, whereas cash flows from the sale of loans that were originated for investment and then subsequently transferred to held for sale are presented within Investing activities. Additional information regarding mortgage banking activities and loans sold can be found within Note 5: Transfers and Servicing of Financial Assets.
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
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales to government-sponsored enterprises through established programs, as well as commercial loan sales through participation agreements, and other individual or portfolio loan and securities sales. In accordance with the accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing, the Company’s continuing involvement with financial assets sold is minimal, and generally is limited to market customary representation and warranty clauses covering certain characteristics of the mortgage loans that were sold, and the Company's origination process. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets, the consideration received, and any other assets obtained or liabilities incurred in exchange for the transferred assets.
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. Servicing assets and any other interests held by the Company are recorded at fair value upon transfer, and subsequently carried at the lower of cost or fair value. Additional information regarding transfers of financial assets and mortgage servicing assets can be found within Note 5: Transfers and Servicing of Financial Assets.
Loans and Leases
Loans and leases are stated at the principal amount outstanding, net of amounts charged-off, unamortized premiums and discounts, and deferred loan and lease fees or costs, which are recognized as yield adjustments using the effective interest method. These yield adjustments are amortized over the contractual life of the related loans and leases and are adjusted for prepayments, as applicable. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Amounts of cash receipts and cash payments for loans and leases are presented net within Investing activities on the Consolidated Statements of Cash Flows.
Non-accrual Loans
Loans are placed on non-accrual status when full collection of principal and interest in accordance with contractual terms is not expected based on available information, which generally occurs when principal or interest payments become 90 days delinquent unless the loan is well secured and in the process of collection, or sooner if circumstances indicate that the borrower may be unable to meet contractual principal or interest payments. The Company considers a loan to be “well-secured” when it is secured by collateral in the form of liens on or pledges of real or personal property that have a realizable value sufficient to discharge the debt in full, or when it is secured by a contractual guarantee of a financially responsible party. The Company considers a loan “in the process of collection” if collection of the debt is proceeding in due course either through legal action or through collection efforts not involving legal action that are reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future.

When loans and leases are placed on non-accrual status, the accrual of interest income and the amortization or accretion of premiums, discounts, and deferred fees and costs is discontinued, and any previously accrued interest is reversed as a reduction of interest income. For commercial loans and leases, if the Company determines that repayment of non-accrual loans and leases is not expected, any payment received is applied to principal until the unpaid balance has been fully recovered. Any excess is then credited to interest income. For consumer loans, if the Company determines that principal can be repaid, interest payments are taken into income as received on a cash basis.
Loans are generally removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest. For commercial loans, a sustained period of repayment performance is generally required. All TDRs qualify for return to accrual status once the borrower has demonstrated performance with the restructured terms of the loan agreement for a minimum of six consecutive months. Pursuant to regulatory guidance, a loan discharged under Chapter 7 of the U.S. bankruptcy code is removed from non-accrual status when full repayment of the remaining pre-discharged contractual principal and interest is expected, and there have been at least six consecutive months of current payments. Additional information regarding non-accrual loans and leases can be found within Note 4: Loans and Leases.
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases, which is established through a provision charged to expense, is a contra-asset account that offsets the amortized cost basis of loans and leases for the credit losses that are expected to occur over the life of the asset. Executive management reviews and advises on the adequacy of the allowance, which is maintained at a level that management deems to be sufficient to cover expected credit losses within the loan and lease portfolios. The Company has elected to present accrued interest receivable separately from the amortized cost basis of Loans and leases on the accompanying Consolidated Balance Sheets. An ACL on accrued interest for a loan is not measured as accrued interest income is reversed against interest income for non-accrual loans immediately after their non-accrual classification.
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
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on product type, credit quality, risk ratings, and/or collateral types within its commercial and consumer portfolios, and expected losses are determined using a PD, LGD, EAD, loss rate, or discounted cash flow framework. Expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. The Company’s PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, and credit risk ratings.
To measure credit risk for the commercial portfolio, the Company employs a dual grade credit risk grading system for estimating the PD and LGD. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of loss. Grades (1) to (6) are considered pass ratings, and grades (7) to (10) are considered criticized, as defined by the regulatory agencies. A (7) "Special Mention" rating has a potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. A (8) "Substandard" rating has a well-defined weakness that jeopardizes the full repayment of the debt. A (9) "Doubtful" rating has all of the same weaknesses as a substandard asset with the added characteristic that the weakness makes collection or liquidation in full given current facts, conditions, and values improbable. Assets classified as a (10) "Loss" rating are considered uncollectible and charged-off. Risk ratings, which are assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrower's current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information or other loan factors on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.

To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk and a higher FICO score is indicative of lower credit risk. FICO scores are updated at least on a quarterly basis. The factors such as past due status, employment status, collateral, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans, are also considered to be consumer portfolio credit quality indicators. For portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for home equity and residential first mortgage lending products on an ongoing basis. The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. Real estate price data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.
The Company’s models incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast period assumes that each macroeconomic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. Reversion towards long-term expectations generally begins two to three years from the forecast start date and is complete within three to five years. Certain models use output reversion and revert to mean historical loss rates on a straight-line basis in the third year of the forecast. Other models use input reversion and revert to the mean of macroeconomic variables in reasonable and supportable forecasts. Historical loss rates are based on approximately 10 years of recently available data and are updated annually.
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
Macroeconomic variables are used as inputs to the loss models and are selected based on the correlation of the variables to credit losses for each class of financing receivable as follows: the commercial models use unemployment, gross domestic product, commercial real estate price indices, and retail sales (for commercial unfunded); the residential model uses the Case-Shiller Home Price Index; the home equity loan and line of credit models use interest rate spreads between U.S. Treasuries and corporate bonds and, in addition, the home equity loan model also uses the Federal Housing Finance Agency Home Price Index; and the personal loan and credit line models use the Case-Shiller Home Price Index and Federal Housing Finance Agency Home Price Index. Forecasted economic scenarios are sourced from a third party. Data from the baseline forecast scenario is used as the input to the modeled loss calculation. Changes in forecasts of macroeconomic variables will impact expectations of lifetime credit losses calculated by the loss models. However, the impact of changes in macroeconomic forecasts may be different for each portfolio and will reflect the credit quality and nature of the underlying assets at that time.
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
Individual assessment for collateral dependent commercial loans facing financial difficulty is based on the fair value of the collateral less estimated cost to sell, the present value of the expected cash flows from the operation of the collateral, or a scenario weighted approach of both of these methods. If a loan is not collateral dependent, the individual assessment is based on a discounted cash flow approach. For collateral dependent commercial loans and leases, the Company's process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods. Fair value of the collateral for commercial loans is reevaluated quarterly. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified individual reviews these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.

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
A fair value shortfall relative to the amortized cost balance is reflected as a valuation allowance within the ACL on loans and leases. Subsequent to an appraisal or other fair value estimate, should reliable information come to management's attention that the value has declined further, an additional allowance may be recorded to reflect the particular situation, thereby increasing the ACL on loans and leases. If the credit quality subsequently improves, the allowance is reversed up to a maximum of the previously recorded credit losses. Any individually assessed loan for which no specific valuation allowance is necessary is the result of either sufficient cash flow or sufficient collateral coverage relative to the amortized cost. Additional information regarding the ACL on loans and leases can be found within Note 4: Loans and Leases.
Prior to the adoption of CECL on January 1, 2020, the ALLL was determined under the ALLL incurred loss model, which reflected management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the balance sheet date. The ALLL consisted of three elements: (i) specific valuation allowances established for probable losses on impaired loans and leases; (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) qualitative factors determined based on general economic conditions and other factors that may be internal or external to the Company. The reserve level reflected management’s view of trends in losses, portfolio quality, and economic, political, and regulatory conditions. While management utilized its best judgment based on the information available at the time, the ultimate adequacy of the allowance was dependent upon a variety of factors that were beyond the Company’s control, which included the performance its portfolio, economic conditions, interest rate sensitivity, and other external factors.
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
Charge-off of Uncollectible Loans
If all or a portion of a loan is deemed to be no longer collectible upon the occurrence of a loss-confirming event, a charge-off may be recognized. Charge-offs reduce the amortized cost basis of the loan with a corresponding reduction to the ACL. For commercial loans, loss confirming events usually involve the receipt of specific adverse information about the borrower. The Company will generally recognize charge-offs for commercial loans on a case-by-case basis based on the review of the entire credit relationship and financial condition of the borrower. Loss-confirming events for consumer loans, such as bankruptcy or protracted delinquency, are typically based on established thresholds rather than by specific adverse information about the borrower.
PCD Loans and Leases
PCD loans and leases are defined as those that have experienced a more-than-insignificant deterioration in credit quality since origination. The Company considers a variety of factors to evaluate and identify whether acquired loans are PCD, including but not limited to, nonaccrual status, delinquency, TDR classification, partial charge-offs, decreases in FICO scores, risk rating downgrades, and other factors. Upon acquisition, expected credit losses are added to the fair value of individual PCD loans and leases to determine the amortized cost basis. After initial recognition, any changes to the estimate of expected credit losses, favorable or unfavorable, are recorded as a provision for credit loss during the period of change.
PCD accounting is also applied to loans and leases previously charged-off by the acquiree if the Company has contractual rights to the cash flows at the acquisition date. The Company recognizes an additional ACL for amounts previously charged-off by the acquiree with a corresponding increase to the amortized costs basis of the acquired asset. Balances deemed to be uncollectible are immediately charged-off in accordance with the Company’s charge-off policies, resulting in the establishment of the initial ACL for PCD loans and leases to be recorded net of these uncollectible balances.

Allowance for Credit Losses on Unfunded Loan Commitments
The ACL on unfunded loan commitments provides for potential exposure inherent with funding the unused portion of legal commitments to lend that are not unconditionally cancellable by the Company. Accounting for unfunded loan commitments follows the CECL model. The calculation of the allowance includes the probability of funding to occur and a corresponding estimate of expected lifetime credit losses on amounts assumed to be funded. Loss calculation factors are consistent with the ACL methodology for funded loans using the PD and LGD applied to the underlying borrower risk and facility grades, a draw down factor applied to utilization rates, relevant forecast information, and management's qualitative factors. The ACL on unfunded credit commitments is included within Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Additional information regarding the ACL on unfunded loan commitments can be found within
Note 23: Commitments and Contingencies.
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
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of six months. Commercial TDRs are evaluated on a case-by-case basis when determining whether or not to place them on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of six months. TDRs are individually assessed loans and reported as TDRs for the remaining life of the loan. TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of six months and through a year-end, and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification, it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement. Additional information regarding TDRs can be found within Note 4: Loans and Leases.
Foreclosed and Repossessed Assets
Real estate acquired through foreclosure or completion of a deed in lieu of foreclosure and other assets acquired through repossession are recorded at fair value less estimated cost to sell at the date of transfer. Subsequent to the acquisition date, the foreclosed and repossessed assets are carried at the lower of cost or fair value less estimated selling costs and are included within Other assets on the accompanying Consolidated Balance Sheets. Independent appraisals generally are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. Upon transfer to OREO, the excess of the loan balance over fair value less cost to sell is charged off against the ACL. Subsequent write-downs in value, maintenance costs as incurred, and gains or losses upon sale are charged to Other expense on the accompanying Consolidated Statements of Income.
Property and Equipment
Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets, as illustrated in the following table. If shorter, leasehold improvements are amortized over the terms of the respective leases.

	Minimum		Maximum
Building and improvements	5	-	40	years
Leasehold improvements	5	-	20	years
Furniture, fixtures, and equipment	5	-	10	years
Data processing equipment and software	3	-	7	years
Repairs and maintenance costs are expensed as incurred, while significant improvements are capitalized. Property and equipment that is actively marketed for sale is reclassified to assets held for disposition. The cost and accumulated depreciation and amortization of property and equipment that is sold, retired, or otherwise disposed of, is eliminated from accounts and any resulting gain or loss is recorded as Other income or Other expense, respectively, on the accompanying Consolidated Statements of Income. Additional information regarding property and equipment can be found within
Note 6: Premises and Equipment.

Operating Leasing
As lessee, ROU lease assets and their corresponding lease liabilities are recognized on the lease commencement date. A ROU asset is measured based on the present value of the future minimum lease payments, adjusted for any initial direct costs, incentives, or other payments prior to the lease commencement date. A lease liability represents a legal obligation to make lease payments and is measured based on the present value of the future minimum lease payments, discounted using the rate implicit in the lease or the Company’s incremental borrowing rate. Variable lease payments that are dependent on either an index or rate are initially measured using the index or rate at the commencement date and included in the measurement of the lease liability. Renewal options are not included as part of the ROU asset or lease liability unless the renewal option is deemed reasonably certain to exercise. ROU lease assets and operating lease liabilities are included in Premises and equipment and Accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.
For real estate leases, lease components and non-lease components are accounted for as a single lease component if the non-lease components are fixed and separately if they are variable. For equipment leases, lease components and non-lease components are accounted for separately. Operating lease expense, which is comprised of operating lease costs and variable lease costs, net of sublease income, is amortized on a straight-line basis and reflected as a part of Occupancy expense on the accompanying Consolidated Statements of Income. Additional information regarding the Company's lessee arrangements can be found within Note 7: Leasing.
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
Goodwill may be evaluated for impairment by first performing a qualitative assessment. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, or, if for any other reason the Company determines to it be appropriate, then a quantitative assessment will be performed. The quantitative assessment process utilizes an income and market approach to arrive at an indicated fair value range for the reporting units. The fair value calculated for each reporting unit is compared to its carrying amount, including goodwill, to ascertain if goodwill impairment exists. If the fair value exceeds the carrying amount, including goodwill for a reporting unit, it is not considered to be impaired. If the fair value is below the carrying amount, including goodwill for a reporting unit, then an impairment charge is recognized for the amount by which the carrying amount exceeds the calculated fair value, up to but not exceeding the amount of goodwill allocated to the reporting unit. The resulting amount is charged to Other expense on the accompanying Consolidated Statements of Income.
The Company completed a qualitative assessment for its reporting units during its most recent annual impairment review. Based on this qualitative assessment, the Company determined that there was no evidence of impairment to the balance of its goodwill. Additional information regarding goodwill can be found within Note 8: Goodwill and Other Intangible Assets.
Other Intangible Assets
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because it is capable of being sold or exchanged either separately or in combination with a related contract, asset, or liability. Other intangible assets with finite useful lives, such as core deposits and customer relationships, are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating that the carrying amount of the asset may not be recoverable. Additional information regarding other intangible assets can be found within Note 8: Goodwill and Other Intangible Assets.
Cash Surrender Value of Life Insurance
Bank-owned life insurance represents the cash surrender value of life insurance policies on certain current and former employees of Webster and Sterling. Cash surrender value increases and decreases are recorded in non-interest income. Death benefit proceeds in excess of the cash surrender value are recorded in other non-interest income upon the death of the insured.

Securities Sold Under Agreements to Repurchase
These agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred investment securities and the transfer meets the other criteria for such treatment. Obligations to repurchase the sold investment securities are reflected as a liability on the accompanying Consolidated Balance Sheets. The investment securities sold with agreement to repurchase to wholesale dealers are transferred to a custodial account for the benefit of the dealer or to the bank with whom each transaction is executed. The dealers or banks may sell, loan, or otherwise dispose of such securities to other parties in the normal course of their operations and agree to resell to the Company the same securities at the maturity date of the agreements. The Company also enters into repurchase agreements with Bank customers. The investment securities sold with agreement to repurchase to Bank customers are not transferred, but internally pledged to the repurchase agreement transaction. Additional information regarding securities sold under agreements to repurchase can be found within
Note 11: Borrowings.
Revenue From Contracts With Customers
Revenue from contracts with customers comprises non-interest income earned in exchange for services provided to customers and is recognized either when services are completed or as they are rendered. These revenue streams include Deposit service fees, Wealth and investment services, and non-significant portions of Loan and lease related fees and Other income on the accompanying Consolidated Statements of Income. The Company identifies the performance obligations included in its contracts with customers, determines the transaction price, allocates the transaction price to the performance obligations, as applicable, and recognizes revenue when the performance obligations are satisfied. Services provided over a period of time are generally transferred to customers evenly over the term of the contracts, and revenue is recognized evenly over the period the services are provided. Contract assets are included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. Payment terms vary by services offered, and generally the time between the completion of performance obligations and receipt of payment is not significant. Additional information regarding contracts with customers can be found within Note 22: Revenue from Contracts with Customers.
Share-Based Compensation
The Company maintains a stock compensation plan that provides for the grant of stock options, stock appreciation rights, restricted stock, performance-based stock, and stock units to employees and directors. Share awards are issued from available treasury shares. Stock compensation expense is recognized over the required service vesting period for each award based on the grant date fair value, and is included within Compensation and benefits expense on the accompanying Consolidated Statements of Income. Share awards are generally subject to a one-year vesting period, while certain conditions provide for a one-year vesting period. For time-based restricted stock awards and average return on equity performance-based restricted stock awards, fair value is measured using the closing price of Webster common stock at the grant date. For total stockholder return performance-based restricted stock awards, fair value is measured using the Monte Carlo simulation model. Performance-based restricted stock awards ultimately vest in a range from 0% to 150% of the target number of shares under the grant. Compensation expense may be subject to adjustment based on management's assessment of the Company's average return on equity performance relative to the target number of shares condition. Stock option awards use the Black-Scholes Option-Pricing Model to measure fair value at the grant date. Excess tax benefits or tax deficiencies result when tax return deductions differ from recognized compensation cost determined using the grant-date fair value approach for financial statement purposes. Dividends are paid on time-based shares upon grant and are non-forfeitable, while dividends are accrued on performance-based awards and paid with the vested shares when the performance target is met. Additional information regarding share-based compensation can be found within Note 20: Share-Based Plans.
Income Taxes
Income tax expense (benefit) is comprised of two components, current and deferred. The current component represents income taxes payable or refundable for the current period based on applicable tax laws, while the deferred component represents the tax effects of temporary differences between amounts recognized for financial accounting and tax purposes. DTAs and DTLs reflect the tax effects of such differences that are anticipated to result in taxable or deductible amounts in the future when the temporary differences reverse. DTAs are recognized if it is more likely than not that they will be realized, and may be reduced by a valuation allowance if it is more likely than not that all or some portion will not be realized.
Uncertain tax positions that meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority based on knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management judgment. The Company recognizes interest and penalties on uncertain tax positions and interest on refundable income taxes as a component of Income tax expense and Other income, respectively, on the accompanying Consolidated Statements of Income. Additional information regarding income taxes can be found within Note 9: Income Taxes.

Earnings per Common Share
Earnings per common share is calculated under the two-class method. Basic earnings per common share is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding, excluding outstanding participating securities, during the pertinent period. Certain unvested restricted stock awards are considered participating securities as they have non-forfeitable rights to dividends. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of shares resulting from stock compensation and warrants for common stock using the treasury stock method. A reconciliation between the weighted-average common shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share can be found within
Note 16: Earnings Per Common Share.
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during the period, except those resulting from transactions with stockholders. Comprehensive income comprises net income and the after-tax effect changes in the following items: net unrealized gain (loss) on AFS securities, net unrealized gain (loss) on derivative instruments, and net actuarial gain (loss) related to defined benefit pension and other postretirement benefit plans. Comprehensive income is reported on the accompanying Consolidated Statements of Stockholders' Equity and the accompanying Consolidated Statements of Comprehensive Income. Additional information regarding comprehensive (loss) income can be found within
Note 13: Accumulated Other Comprehensive (Loss) Income, Net of Tax.
Derivative Instruments and Hedging Activities
Derivatives are recognized at fair value and are included in Accrued interest receivable and other assets and Accrued expenses and other liabilities, as applicable, on the accompanying Consolidated Balance Sheets. The value of exchange-traded contracts is based on quoted market prices, whereas non-exchange traded contracts are valued based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques in which the determination of fair value may require management judgment or estimation. Net cash flows from derivative contract assets and liabilities are presented within Operating activities on the accompanying Consolidated Statements of Cash Flows.
Derivatives Designated in Hedge Relationships. The Company uses derivatives to hedge exposures or to modify interest rate characteristics for certain balance sheet accounts under its interest rate risk management strategy. The Company designates derivatives in qualifying hedge relationships either as fair value or cash flow hedges for accounting purposes. Derivative financial instruments receive hedge accounting treatment if they are qualified and properly designated as a hedge, and remain highly effective in offsetting changes in the fair value or cash flows attributable to the risk being hedged, both at hedge inception and on an ongoing basis throughout the life of the hedge. Quarterly prospective and retrospective assessments are performed to ensure hedging relationships continue to be highly effective. If a hedge relationship is no longer highly effective, hedge accounting would be discontinued.
The change in fair value on a derivative that is designated and qualifies as a fair value hedge, as well as the offsetting change in fair value on the hedged item attributable to the risk being hedged, is recognized in earnings. The gain or loss on a derivative that is designated and qualifies as a cash flow hedge is initially recorded as a component of (AOCL), and either subsequently reclassified to interest income as hedged interest payments are received or to interest expense as hedged interest payments are made during the same period in which the hedged transaction affects earnings.
Derivatives Not Designated in Hedge Relationships. The Company also enters into derivative transactions that are not designated in hedge relationships. Derivative financial instruments not designated in hedge relationships are recorded at fair value with changes in fair value recognized in Other income on the accompanying Consolidated Statements of Income.
Offsetting Assets and Liabilities. The Company presents derivative assets and derivative liabilities with the same counterparty and the related variation margin of cash collateral on a net basis on the accompanying Consolidated Balance Sheets. Cash collateral relating to initial margin is included in Accrued interest receivable and other assets. Securities collateral is not offset. The Company clears all dealer eligible contracts through clearing houses and has elected to record non-cleared derivative positions subject to a legally enforceable master netting agreement on a net basis. Additional information regarding derivatives can be found within Note 17: Derivative Financial Instruments.

Fair Value Measurements
The Company measures many of its assets and liabilities on a fair value basis in accordance with ASC Topic 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is used to measure certain assets and liabilities on a recurring basis when fair value is the primary basis of accounting, and on a non-recurring basis when evaluating assets or liabilities for impairment. Additional information regarding the Company's policies and methodologies used to measure fair value can be found within Note 18: Fair Value Measurements.
Employee Retirement Benefit Plans
The sponsors defined contribution postretirement benefit plans established under Section 401(k) of the Internal Revenue Code. Expenses to maintain the plans, as well as employer contributions, are charged to Compensation and benefits expense on the accompanying Consolidated Statements of Income.
The Bank had offered a qualified noncontributory defined benefit pension plan and a non-qualified SERP to eligible employees and key executives who met certain age and service requirements, both of which were frozen effective December 31, 2007. The Bank also provides for OPEB to certain retired employees. In connection with the merger with Sterling, the Company also assumed the benefit obligations of Sterling's non-qualified SERP and OPEB plans.
Pension contributions are funded in accordance with the requirements of the Employee Retirement Income Security Act. Net periodic benefit (income) cost, which is based upon actuarial computations of current and future benefits for eligible employees, are charged to Other expense on the accompanying Consolidated Statements of Income. The funded status of the plans is recorded as an asset when over-funded or a liability when under-funded. Additional information regarding the defined benefit pension and postretirement benefit plans can be found within Note 19: Retirement Benefit Plans.
Accounting Standards Adopted During the Current Year
ASU No. 2022-06—Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848
On December 21, 2022, the FASB issued ASU 2022-06 to defer the sunset date of the temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of the anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. In response to the United Kingdoms’s Financial Conduct Authority's extension of the cessation date of LIBOR in the United States to June 30, 2023, the FASB has deferred the expiration date of these optional expedients to December 31, 2024.
The ASU became effective upon issuance and affords the Company an extended period to utilize the currently available optional expedients related to the accounting for contract modifications and hedging transactions as a result of the anticipated transition away from the use of LIBOR and other inter-bank offered rates.
Relevant Accounting Standards Issued But Not Yet Adopted
ASU No. 2022-02—Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU No. 2022-02, which eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. In addition, ASU No. 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6.
ASU No. 2022-02 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively, however, an entity has the option to apply a modified retrospective transition method related to the recognition and measurement of TDRs, which would result in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted the Update on
January 1, 2023. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

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
ASU No. 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. For all entities except investment companies, the amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company is currently evaluating the impact of this standard; however, the Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and disclosures.
Note 2: Mergers and Acquisitions
Merger with Sterling
On January 31, 2022, Webster completed its merger with Sterling pursuant to an Agreement and Plan of Merger dated as of April 18, 2021. Pursuant to the merger agreement, Sterling Bancorp merged with and into the Holding Company, with the Holding Company continuing as the surviving corporation. Following the merger, on February 1, 2022, Sterling National Bank, a wholly-owned subsidiary of Sterling Bancorp, merged with and into the Bank, with the Bank continuing as the surviving bank. Sterling was a full-service regional bank headquartered in Pearl River, New York, that primarily served the Greater New York metropolitan area. The merger expanded the Company's geographic footprint and combined two complementary organizations to create one of the largest commercial banks in the northeastern U.S.
Pursuant to the merger agreement, each share of Sterling common stock issued and outstanding immediately prior to the merger, other than certain shares held by Webster and Sterling, was converted into the right to receive a fixed 0.4630 share of Webster common stock. Furthermore, certain equity awards granted under Sterling's equity compensation plans were converted into a corresponding award with respect to Webster common stock, generally subject to the same terms and conditions, with the number of shares underlying such awards adjusted based on the 0.4630 fixed exchange ratio. Cash was also paid to Sterling common stockholders in lieu of fractional shares, as applicable.
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

(In thousands, except share and per share data)
Webster common stock issued	87,965,239
Price per share of Webster common stock on January 31, 2022	$56.81
Consideration for outstanding common stock	4,997,305
Consideration for preferred stock exchanged	138,942
Consideration for replacement equity awards (1)	43,877
Cash in lieu of fractional shares	176
Total purchase price consideration	$5,180,300
(1)The fair value of the replacement equity awards issued by the Company and included in the consideration transferred pertains to services performed prior to the merger effective date. The fair value attributed to services performed after the merger effective date is being recognized over the required service vesting period for each award and recorded as Compensation and benefits expense on the accompanying Consolidated Statements of Income.
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

The Company considers its valuations of certain other assets and other liabilities to be preliminary, as management continues to identify and assess information regarding the nature of these assets acquired and liabilities assumed, including extended information gathering, management review procedures, and any new information that may arise as a result of integration activities. Accordingly, the amounts recorded for current and deferred taxes are also considered preliminary, as the Company continues to evaluate the nature and extent of permanent and temporary differences between the book and tax bases of these other assets acquired and other liabilities assumed. While the Company believes that the information available as of
December 31, 2022, provides a reasonable basis for estimating fair value, it is possible that additional information may become available during the remainder of the measurement period that could result in changes to the fair values presented.
The following table summarizes the preliminary allocation of the purchase price to the fair value of the identifiable assets acquired and liabilities assumed from Sterling:

(In thousands)	Unpaid Principal Balance	Fair Value
Purchase price consideration		$5,180,300
Assets:
Cash and due from banks		510,929
Interest-bearing deposits		3,207
Investment securities AFS		4,429,948
FHLB and FRB Stock		150,502
Loans held for sale		23,517
Loans and leases:
Commercial non-mortgage	$5,570,782	5,527,657
Asset-based	694,137	683,958
Commercial real estate	6,790,600	6,656,405
Multi-family	4,303,381	4,255,906
Equipment financing	1,350,579	1,314,311
Warehouse lending	647,767	643,754
Residential	1,313,785	1,281,637
Home equity	132,758	122,553
Other consumer	12,559	12,525
Total loans and leases	$20,816,348	20,498,706
Deferred tax assets, net		(51,487)
Premises and equipment (1)		264,421
Other intangible assets		210,100
Bank-owned life insurance policies		645,510
Accrued interest receivable and other assets		960,893
Total assets acquired		$27,646,246
Liabilities:
Non-interest-bearing deposits		$6,620,248
Interest-bearing deposits		16,643,755
Securities sold under agreements to repurchase and other borrowings		27,184
Long-term debt		516,881
Accrued expenses and other liabilities (1)		597,643
Total liabilities assumed		$24,405,711
Net assets acquired		3,240,535
Goodwill		$1,939,765
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
In connection with the merger with Sterling, the Company recorded $1.9 billion of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. Information regarding the allocation of goodwill to the Company's reportable segments, as well as the carrying amounts and amortization of the core deposit intangible asset and customer relationship intangible assets, can be found within Note 21: Segment Reporting and Note 8: Goodwill and Other Intangible Assets, respectively.

The following is a description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed:
Cash and due from banks and interest-bearing deposits. The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.
Investment securities AFS. The fair values for investment securities AFS were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates are based on observable inputs, including quoted market prices for similar instruments. Investment securities HTM were classified as investment securities AFS based on the Company's intent at closing.
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
PCD Loans and Leases
Purchased loans and leases that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses was established through an adjustment to the unpaid principal balance and non-credit discount at acquisition. Subsequent to the merger effective date, the Company recorded an ACL for non-PCD loans and leases of $175.1 million through an increase to the provision for credit losses. There was no carryover of Sterling's previously recorded ACL on loans and leases.
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

Supplemental Pro Forma Financial Information (Unaudited)
The following table summarizes supplemental pro forma financial information giving effect to the merger as if it had been completed on January 1, 2021:

	Years ended December 31,
(In thousands)	2022	2021
Net interest income	$1,961,005	$1,802,862
Non-interest income	440,783	487,301
Net income	869,639	574,927
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
In addition, the supplemental pro forma financial information was adjusted for merger-related expenses, as follows:

	Years ended December 31,
(In thousands)	2022	2021
Compensation and benefits (1)	$79,001	$13,987
Occupancy (2)	36,586	256
Technology and equipment (3)	24,688	290
Marketing	416	—
Professional and outside services (4)	73,070	22,273
Other expense (5)	32,700	648
Total merger-related expenses	$246,461	$37,454
(1)Comprised primarily of employee severance and retention costs, and executive restricted stock awards.
(2)Comprised primarily of charges associated with the Company’s 2022 corporate real estate consolidation plan. Additional information regarding this corporate real estate consolidation plan can be found within Note 6: Premises and Equipment and
Note 7: Leasing.
(3)Comprised primarily of technology contract termination costs.
(4)Comprised primarily of advisory, legal, and consulting fees.
(5)Comprised primarily of disposals on property and equipment, contract termination costs, and other miscellaneous expenses.
The following table summarizes the change in accrued expenses and other liabilities for the year ended December 31, 2022, as it relates to severance and contract termination costs, which were primarily incurred in connection with the Sterling merger:

(In thousands)	Severance	Contract Termination	Total
Balance, beginning of period	$10,835	$—	$10,835
Additions charged to expense	36,092	34,152	70,244
Cash payments	(35,014)	(3,790)	(38,804)
Other (1)	(4,330)	—	(4,330)
Balance, end of period	$7,583	$30,362	$37,945
(1)Primarily reflects the release of $4.1 million from the Company's severance accrual at the beginning of the year. In connection with the Sterling merger, the Company re-evaluated its strategic priorities as a combined organization, which resulted in modifications to the Company's strategic initiatives that were announced in December 2020.
The Company's operating results for the year ended December 31, 2022, includes the operating results of acquired assets and assumed liabilities of Sterling subsequent to the merger on January 31, 2022. Due to the various conversions of Sterling systems during the year ended December 31, 2022, as well as other streamlining and integration of operating activities into those of the Company, historical reporting for the former Sterling operations after January 31, 2022, is impracticable, and thus disclosures of Sterling's revenue and earnings since the merger effective date that are included in the accompanying Consolidated Statements of Income for the reporting period is impracticable.

Bend Acquisition
On February 18, 2022, Webster acquired 100% of the equity interests of Bend, a cloud-based platform solution provider for HSAs, in exchange for cash of $55.3 million. The acquisition accelerated the Company’s efforts underway to deliver enhanced user experiences at HSA Bank. The transaction was accounted for as a business combination, and resulted in the addition of $19.3 million in net assets, which primarily comprised $15.9 million of internal use software and a $3.0 million customer relationship intangible asset.
Inland Bank and Trust HSA Portfolio Acquisition
On November 7, 2022, Webster acquired a portfolio of HSAs from Inland Bank and Trust. The transaction was accounted for as an asset acquisition, and the Company received $15.6 million in both cash and deposits on the acquisition date. The Company also paid a 2.00% deposit premium based on the final settlement of deposits, which resulted in the recognition of a $0.3 million core deposit intangible asset. The accounts and associated deposits obtained from this transaction will provide stable funding for future loan growth and will increase the Company's revenues.
interLINK Acquisition
On January 11, 2023, Webster acquired interLINK, a technology-enabled deposit management platform that administers over $9 billion of deposits from FDIC-insured cash sweep programs between banks and broker/dealers and clearing firms, in exchange for cash. The acquisition provides the Company with access to a unique source of core deposit funding and scalable liquidity and adds another technology-enabled channel to its already differentiated, omnichannel deposit gathering capabilities.
The transaction will be accounted for as a business combination, and the assets acquired and liabilities assumed from interLINK will be recorded at fair value as of the acquisition date. The Company plans to complete the initial purchase price allocation in the first quarter of 2023, which is not expected to have a material impact on the Company's consolidated financial statements.

Note 3: Investment Securities
Available-for-Sale
The following table summarizes the amortized cost and fair value of AFS securities by major type:

	At December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$755,968	$—	$(38,928)	$717,040
Government agency debentures	302,018	—	(43,644)	258,374
Municipal bonds and notes	1,719,110	5	(85,913)	1,633,202
Agency CMO	64,984	—	(5,019)	59,965
Agency MBS	2,461,337	26	(303,339)	2,158,024
Agency CMBS	1,664,600	—	(258,114)	1,406,486
CMBS	929,588	—	(32,948)	896,640
CLO	2,108	—	(1)	2,107
Corporate debt	795,999	—	(91,587)	704,412
Private label MBS	48,895	—	(4,646)	44,249
Other	12,548	—	(350)	12,198
Total AFS securities	$8,757,155	$31	$(864,489)	$7,892,697

	At December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$398,664	$—	$(1,698)	$396,966
Agency CMO	88,109	2,326	(51)	90,384
Agency MBS	1,568,293	36,130	(11,020)	1,593,403
Agency CMBS	1,248,548	2,537	(18,544)	1,232,541
CMBS	887,640	506	(1,883)	886,263
CLO	21,860	—	(13)	21,847
Corporate debt	14,583	—	(1,133)	13,450
Total AFS securities	$4,227,697	$41,499	$(34,342)	$4,234,854
Accrued interest receivable on AFS securities of $36.9 million and $7.5 million at December 31, 2022, and 2021, respectively, is excluded from amortized cost and is reported in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of AFS securities by length of time each major security type has been in a continuous unrealized loss position:

	At December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$337,563	$(19,167)	$379,477	$(19,761)	23	$717,040	$(38,928)
Government agency debentures	258,374	(43,644)	—	—	19	258,374	(43,644)
Municipal bonds and notes	1,616,771	(85,913)	—	—	444	1,616,771	(85,913)
Agency CMO	55,693	(4,640)	4,272	(379)	39	59,965	(5,019)
Agency MBS	1,641,544	(206,412)	515,206	(96,927)	460	2,156,750	(303,339)
Agency CMBS	485,333	(68,674)	921,153	(189,440)	132	1,406,486	(258,114)
CMBS	273,150	(8,982)	598,490	(23,966)	52	871,640	(32,948)
CLO	—	—	2,107	(1)	1	2,107	(1)
Corporate debt	692,990	(89,692)	8,421	(1,895)	105	701,411	(91,587)
Private label MBS	44,249	(4,646)	—	—	3	44,249	(4,646)
Other	12,198	(350)	—	—	4	12,198	(350)
Total AFS securities in an unrealized loss position	$5,417,865	$(532,120)	$2,429,126	$(332,369)	1,282	$7,846,991	$(864,489)

	At December 31, 2021
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$396,966	$(1,698)	$—	$—	8	$396,966	$(1,698)
Agency CMO	7,895	(51)	—	—	2	7,895	(51)
Agency MBS	506,602	(7,354)	110,687	(3,666)	70	617,289	(11,020)
Agency CMBS	632,213	(6,163)	335,480	(12,381)	28	967,693	(18,544)
CMBS	724,762	(1,744)	81,253	(139)	50	806,015	(1,883)
CLO	—	—	21,848	(13)	1	21,848	(13)
Corporate debt	4,203	(76)	9,247	(1,057)	3	13,450	(1,133)
Total AFS securities in an unrealized loss position	$2,272,641	$(17,086)	$558,515	$(17,256)	162	$2,831,156	$(34,342)
The Company assesses each AFS security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis is attributable to credit or other factors. The $830.1 million increase in gross unrealized losses from December 31, 2021, to December 31, 2022, is primarily due to higher market rates. Market prices will approach par as the securities approach maturity.
At December 31, 2022, the Company had the intent to hold its AFS securities with unrealized loss positions through the anticipated recovery period, and it is more-likely-than-not that the Company would not have to sell these AFS securities before the recovery of their amortized cost basis. The issuers of these AFS securities have not, to the Company’s knowledge, established any cause for default. Therefore, the Company expects to recover the entire amortized cost basis. Accordingly, there were no AFS securities in non-accrual status and no ACL recorded on AFS securities at December 31, 2022, and 2021.
Contractual Maturities
The following table summarizes the amortized cost and fair value of AFS securities by contractual maturity:

	At December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$204,757	$198,765
After 1 year through 5 years	1,200,088	1,127,769
After 5 years through 10 years	1,459,962	1,351,397
After 10 years	5,892,348	5,214,766
Total AFS securities	$8,757,155	$7,892,697
AFS securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
The following table summarizes information from sales of AFS securities:

	Years ended December 31,
(In thousands)	2022	2021	2020
Proceeds from sales	$172,947	$—	$8,963

Gross realized gains	$—	$—	$8
Gross realized losses	6,751	—	—
(Loss) gain on sale of investment securities, net	$(6,751)	$—	$8
Other Information
The following table summarizes AFS securities pledged for deposits, borrowings, and other purposes:

	At December 31,
(In thousands)	2022	2021
AFS securities pledged for deposits, at fair value	$2,573,072	$855,323
AFS securities pledged for borrowings and other, at fair value	1,195,101	924,841
Total AFS securities pledged	$3,768,173	$1,780,164
At December 31, 2022, the Company had callable AFS securities with an aggregate carrying value of $2.9 billion.

Held-to-Maturity
The following table summarizes the amortized cost, fair value, and ACL of HTM securities by major type:

	At December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$28,358	$—	$(2,060)	$26,298	$—	$28,358
Agency MBS	2,626,114	827	(339,592)	2,287,349	—	2,626,114
Agency CMBS	2,831,949	845	(407,648)	2,425,146	—	2,831,949
Municipal bonds and notes	928,845	1,098	(47,183)	882,760	182	928,663
CMBS	149,613	—	(9,713)	139,900	—	149,613
Total HTM securities	$6,564,879	$2,770	$(806,196)	$5,761,453	$182	$6,564,697

	At December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$42,405	$655	$(25)	$43,035	$—	$42,405
Agency MBS	2,901,593	71,444	(11,788)	2,961,249	—	2,901,593
Agency CMBS	2,378,475	11,202	(43,844)	2,345,833	—	2,378,475
Municipal bonds and notes	705,918	51,572	—	757,490	214	705,704
CMBS	169,948	3,381	—	173,329	—	169,948
Total HTM securities	$6,198,339	$138,254	$(55,657)	$6,280,936	$214	$6,198,125
Accrued interest receivable on HTM securities of $24.2 million and $21.2 million at December 31, 2022, and 2021, respectively, is excluded from amortized cost and is reported in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.
An ACL on HTM securities is recorded for certain Municipal bonds and notes to account for expected lifetime credit losses. Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed and therefore, assumed to be zero loss. HTM securities with gross unrealized losses and no ACL are considered to be of high credit quality. Therefore, zero credit loss is recorded at December 31, 2022, and 2021.
The following table summarizes the activity in the ACL on HTM securities:

	Years ended December 31,
(In thousands)	2022	2021	2020
Balance, beginning of period	$214	$299	$—
Adoption of CECL	—	—	397
(Benefit) for credit losses	(32)	(85)	(98)
Balance, end of period	$182	$214	$299
Contractual Maturities
The following table summarizes the amortized cost and fair value of HTM securities by contractual maturity:

	At December 31, 2022
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$2,195	$2,194
After 1 year through 5 years	53,632	54,275
After 5 years through 10 years	329,156	312,741
After 10 years	6,179,896	5,392,243
Total HTM securities	$6,564,879	$5,761,453
HTM securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.

Credit Quality Information
The Company monitors the credit quality of HTM securities through credit ratings provided by S&P, Moody's, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at December 31, 2022, and 2021. HTM securities that are not rated are collateralized with U.S. Treasury obligations.
The following table summarizes the amortized cost basis of HTM securities based on their lowest publicly available credit rating:

	At December 31, 2022
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	Baa2	Not Rated
Agency CMOs	$—	$28,358	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,626,114	—	—	—	—	—	—
Agency CMBS	—	2,831,949	—	—	—	—	—	—
Municipal bonds and notes	336,035	163,312	255,235	116,870	38,177	4,165	—	15,051
CMBS	149,613	—	—	—	—	—	—	—
Total HTM securities	$485,648	$5,649,733	$255,235	$116,870	$38,177	$4,165	$—	$15,051

	At December 31, 2021
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	Baa2	Not Rated
Agency CMOs	$—	$42,405	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,901,593	—	—	—	—	—	—
Agency CMBS	—	2,378,475	—	—	—	—	—	—
Municipal bonds and notes	207,426	119,804	227,106	104,232	35,878	8,260	95	3,117
CMBS	169,948	—	—	—	—	—	—	—
Total HTM securities	$377,374	$5,442,277	$227,106	$104,232	$35,878	$8,260	$95	$3,117

At December 31, 2022, and 2021, there were no HTM debt securities past due under the terms of their agreements or in non-accrual status.
Other Information
The following table summarizes HTM securities pledged for deposits, borrowings, and other purposes:

	At December 31,
(In thousands)	2022	At	2021
HTM securities pledged for deposits, at amortized cost	$1,596,777		$1,834,117
HTM securities pledged for borrowings and other, at amortized cost	260,735		1,243,139
Total HTM securities pledged	$1,857,512		$3,077,256
At December 31, 2022, the Company had callable HTM securities with an aggregate carrying value of $0.9 billion.

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

	At December 31,
(In thousands)	2022	2021
Commercial non-mortgage	$16,392,795	$6,882,480
Asset-based	1,821,642	1,067,248
Commercial real estate	12,997,163	5,463,321
Multi-family	6,621,982	1,139,859
Equipment financing	1,628,393	627,058
Warehouse lending	641,976	—
Commercial portfolio	40,103,951	15,179,966
Residential	7,963,420	5,412,905
Home equity	1,633,107	1,593,559
Other consumer	63,948	85,299
Consumer portfolio	9,660,475	7,091,763
Loans and leases	$49,764,426	$22,271,729
The carrying amount of loans and leases at December 31, 2022, and 2021, includes net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs totaling $(68.7) million and $12.3 million, respectively. Accrued interest receivable of $226.3 million and $50.7 million at December 31, 2022, and 2021, respectively, is excluded from the carrying amount of loans and leases and is reported within Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. At December 31, 2022, the Company had pledged $13.7 billion of eligible loans as collateral to support borrowing capacity at the FHLB.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	At December 31, 2022
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$8,434	$821	$645	$71,884	$81,784	$16,311,011	$16,392,795
Asset-based	5,921	—	—	20,024	25,945	1,795,697	1,821,642
Commercial real estate	1,494	23,492	68	39,057	64,111	12,933,052	12,997,163
Multi-family	1,157	—	—	636	1,793	6,620,189	6,621,982
Equipment financing	806	9,988	—	12,344	23,138	1,605,255	1,628,393
Warehouse lending	—	—	—	—	—	641,976	641,976
Commercial portfolio	17,812	34,301	713	143,945	196,771	39,907,180	40,103,951
Residential	8,246	3,083	—	25,424	36,753	7,926,667	7,963,420
Home equity	5,293	2,820	—	27,924	36,037	1,597,070	1,633,107
Other consumer	1,028	85	13	148	1,274	62,674	63,948
Consumer portfolio	14,567	5,988	13	53,496	74,064	9,586,411	9,660,475
Total	$32,379	$40,289	$726	$197,441	$270,835	$49,493,591	$49,764,426
(1)At December 31, 2022, there were $28.5 million of commercial loans that had reached their contractual maturity but were actively in the process of being refinanced with the Company. Due to the status of the refinancing, these commercial loans have been reported as current in the table above. In January 2023, $26.8 million were approved and refinanced.

	At December 31, 2021
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$3,729	$4,524	$1,977	$59,607	$69,837	$6,812,643	$6,882,480
Asset-based	—	—	—	2,086	2,086	1,065,162	1,067,248
Commercial real estate	508	417	519	5,046	6,490	5,456,831	5,463,321
Multi-family	—	—	—	—	—	1,139,859	1,139,859
Equipment financing	1,034	—	—	3,728	4,762	622,296	627,058
Commercial portfolio	5,271	4,941	2,496	70,467	83,175	15,096,791	15,179,966
Residential	3,212	368	—	15,747	19,327	5,393,578	5,412,905
Home equity	3,467	1,600	—	23,489	28,556	1,565,003	1,593,559
Other consumer	379	181	—	224	784	84,515	85,299
Consumer portfolio	7,058	2,149	—	39,460	48,667	7,043,096	7,091,763
Total	$12,329	$7,090	$2,496	$109,927	$131,842	$22,139,887	$22,271,729
The following table provides additional information on non-accrual loans and leases:

	At December 31,
	2022		2021
(In thousands)	Non-accrual	Non-accrual With No Allowance	Non-accrual	Non-accrual With No Allowance
Commercial non-mortgage	$71,884	$12,598	$59,607	$4,802
Asset-based	20,024	1,491	2,086	2,086
Commercial real estate	39,057	90	5,046	4,310
Multi-family	636	—	—	—
Equipment financing	12,344	2,240	3,728	—
Commercial portfolio	143,945	16,419	70,467	11,198
Residential	25,424	10,442	15,747	10,584
Home equity	27,924	15,193	23,489	18,920
Other consumer	148	5	224	2
Consumer portfolio	53,496	25,640	39,460	29,506
Total	$197,441	$42,059	$109,927	$40,704
Interest on non-accrual loans and leases that would have been recognized as additional interest income had the loans and leases been current in accordance with their original terms totaled $16.9 million, $11.0 million, and $9.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Allowance for Credit Losses on Loans and Leases
The following tables summarize the change in the ACL on loans and leases by portfolio segment:

	At or for the Years ended December 31,
	2022			2021			2020
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$257,877	$43,310	$301,187	$312,244	$47,187	$359,431	$161,669	$47,427	$209,096
Initial allowance for PCD loans and leases (1)	78,376	9,669	88,045	—	—	—	—	—	—
Adoption of CECL	—	—	—	—	—	—	34,024	23,544	57,568
Provision (benefit)	268,295	4,502	272,797	(48,651)	(5,764)	(54,415)	156,336	(18,488)	137,848
Charge-offs	(82,860)	(4,662)	(87,522)	(9,437)	(9,217)	(18,654)	(42,925)	(12,408)	(55,333)
Recoveries	11,437	8,797	20,234	3,721	11,104	14,825	3,140	7,112	10,252
Balance, end of period	$533,125	$61,616	$594,741	$257,877	$43,310	$301,187	$312,244	$47,187	$359,431
Individually assessed for credit losses	34,793	12,441	47,234	16,965	4,108	21,073	11,687	4,450	16,137
Collectively assessed for credit losses	$498,332	$49,175	$547,507	$240,912	$39,202	$280,114	$300,557	$42,737	$343,294
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
The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$5,154,781	$1,952,158	$965,975	$792,977	$593,460	$780,200	$5,670,532	$15,910,083
Special mention	104,277	15,598	21,168	263	14,370	7,770	40,142	203,588
Substandard	28,203	11,704	69,954	36,604	70,634	16,852	41,917	275,868
Doubtful	—	—	—	1	—	—	3,255	3,256
Commercial non-mortgage	5,287,261	1,979,460	1,057,097	829,845	678,464	804,822	5,755,846	16,392,795
Asset-based:
Pass	19,659	3,901	9,424	14,413	5,163	55,553	1,551,250	1,659,363
Special mention	—	—	—	—	—	—	80,476	80,476
Substandard	—	—	—	1,491	—	—	80,312	81,803
Asset-based	19,659	3,901	9,424	15,904	5,163	55,553	1,712,038	1,821,642
Commercial real estate:
Pass	3,420,635	2,246,672	1,556,185	1,605,869	1,058,730	2,681,052	97,832	12,666,975
Special mention	21,878	8,995	7,264	37,570	47,419	66,652	1,000	190,778
Substandard	519	2,459	216	31,163	47,021	57,997	—	139,375
Doubtful	—	—	—	1	—	34	—	35
Commercial real estate	3,443,032	2,258,126	1,563,665	1,674,603	1,153,170	2,805,735	98,832	12,997,163
Multi-family:
Pass	1,992,980	1,057,705	507,065	694,066	444,564	1,748,337	51,655	6,496,372
Special mention	37,677	—	—	95	40,307	726	8,838	87,643
Substandard	—	—	382	—	12,681	24,904	—	37,967
Multi-family	2,030,657	1,057,705	507,447	694,161	497,552	1,773,967	60,493	6,621,982
Equipment financing:
Pass	388,641	345,792	331,419	308,441	98,874	83,264	—	1,556,431
Special mention	—	185	—	11,965	6,775	25	—	18,950
Substandard	314	16,711	18,436	5,016	5,307	7,228	—	53,012
Equipment financing	388,955	362,688	349,855	325,422	110,956	90,517	—	1,628,393
Warehouse lending:
Pass	—	—	—	—	—	—	641,976	641,976
Warehouse lending	—	—	—	—	—	—	641,976	641,976
Commercial portfolio	$11,169,564	$5,661,880	$3,487,488	$3,539,935	$2,445,305	$5,530,594	$8,269,185	$40,103,951

	At December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$2,270,320	$1,179,620	$757,343	$581,633	$292,637	$275,789	$1,182,562	$6,539,904
Special mention	14,216	22,892	37,877	15,575	9,721	15,399	27,808	143,488
Substandard	3,660	46,887	30,437	69,963	5,255	19,483	23,403	199,088
Commercial non-mortgage	2,288,196	1,249,399	825,657	667,171	307,613	310,671	1,233,773	6,882,480
Asset-based:
Pass	7,609	19,141	12,810	13,456	6,113	25,850	920,496	1,005,475
Special mention	—	—	—	675	—	—	59,012	59,687
Substandard	—	—	2,086	—	—	—	—	2,086
Asset-based	7,609	19,141	14,896	14,131	6,113	25,850	979,508	1,067,248
Commercial real estate:
Pass	1,152,431	733,220	1,146,149	594,180	384,664	1,136,384	55,044	5,202,072
Special mention	95	3,084	—	84,475	51,536	79,096	—	218,286
Substandard	—	82	227	373	13,874	28,407	—	42,963
Commercial real estate	1,152,526	736,386	1,146,376	679,028	450,074	1,243,887	55,044	5,463,321
Multi-family:
Pass	222,875	135,924	185,087	322,688	17,054	203,558	566	1,087,752
Special mention	—	—	—	35,201	—	—	—	35,201
Substandard	—	400	—	6,933	—	9,573	—	16,906
Multi-family	222,875	136,324	185,087	364,822	17,054	213,131	566	1,139,859
Equipment financing:
Pass	231,762	188,031	93,547	41,276	14,864	32,588	—	602,068
Special mention	—	108	2,229	3,341	—	600	—	6,278
Substandard	—	8,388	4,756	2,612	332	2,624	—	18,712
Equipment financing	231,762	196,527	100,532	47,229	15,196	35,812	—	627,058
Commercial portfolio	$3,902,968	$2,337,777	$2,272,548	$1,772,381	$796,050	$1,829,351	$2,268,891	$15,179,966
To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk and a higher FICO score is indicative of lower credit risk. FICO scores are updated at least on a quarterly basis.

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$527,408	$954,568	$469,518	$160,596	$28,361	$997,409	$—	$3,137,860
740-799	963,026	946,339	311,295	111,913	43,684	689,771	—	3,066,028
670-739	381,515	350,671	103,999	62,365	18,451	384,687	—	1,301,688
580-669	40,959	49,648	14,484	5,836	2,357	138,107	—	251,391
579 and below	52,464	3,693	2,057	84,032	1,299	62,908	—	206,453
Residential	1,965,372	2,304,919	901,353	424,742	94,152	2,272,882	—	7,963,420
Home equity:
800+	25,475	35,129	25,612	7,578	12,545	55,352	465,318	627,009
740-799	26,743	35,178	17,621	8,111	7,765	32,270	398,692	526,380
670-739	18,396	16,679	8,175	3,635	7,614	30,060	259,646	344,205
580-669	2,848	3,068	1,520	1,456	1,163	13,607	76,614	100,276
579 and below	426	386	651	661	563	4,736	27,814	35,237
Home equity	73,888	90,440	53,579	21,441	29,650	136,025	1,228,084	1,633,107
Other consumer:
800+	495	218	544	1,045	247	56	19,196	21,801
740-799	888	2,624	1,959	2,494	941	364	12,218	21,488
670-739	977	603	2,480	4,238	1,041	118	6,107	15,564
580-669	211	117	337	801	173	54	2,223	3,916
579 and below	169	101	29	116	36	21	707	1,179
Other consumer	2,740	3,663	5,349	8,694	2,438	613	40,451	63,948
Consumer portfolio	2,042,000	2,399,022	960,281	454,877	126,240	2,409,520	1,268,535	9,660,475

	At December 31, 2021
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$590,238	$428,118	$161,664	$35,502	$105,198	$735,517	$—	$2,056,237
740-799	1,083,608	421,380	154,960	32,172	95,662	456,722	—	2,244,504
670-739	374,460	135,146	73,499	25,099	34,550	227,863	—	870,617
580-669	38,644	13,782	9,348	3,056	9,000	71,811	—	145,641
579 and below	9,478	1,051	49,252	390	2,519	33,216	—	95,906
Residential	2,096,428	999,477	448,723	96,219	246,929	1,525,129	—	5,412,905
Home equity:
800+	35,678	30,157	9,591	16,347	11,068	58,189	463,334	624,364
740-799	42,430	22,030	9,413	13,317	7,711	33,777	409,518	538,196
670-739	17,493	9,162	5,889	8,220	5,802	31,160	233,744	311,470
580-669	1,773	1,397	1,298	1,066	1,329	15,042	66,361	88,266
579 and below	380	446	725	1,060	434	5,666	22,552	31,263
Home equity	97,754	63,192	26,916	40,010	26,344	143,834	1,195,509	1,593,559
Other consumer:
800+	463	1,343	2,398	916	231	118	10,160	15,629
740-799	2,588	5,408	8,303	2,985	379	77	9,528	29,268
670-739	1,061	7,034	13,602	3,859	607	412	5,644	32,219
580-669	256	1,083	2,550	735	216	211	1,267	6,318
579 and below	147	87	215	159	40	21	1,196	1,865
Other consumer	4,515	14,955	27,068	8,654	1,473	839	27,795	85,299
Consumer portfolio	2,198,697	1,077,624	502,707	144,883	274,746	1,669,802	1,223,304	7,091,763

Collateral Dependent Loans and Leases
A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected to be provided through the operation or sale of collateral. At December 31, 2022, and 2021, the carrying amount of collateral dependent commercial loans and leases totaled $43.8 million and $16.6 million, respectively, and the carrying amount of collateral dependent consumer loans totaled $45.2 million and $34.9 million, respectively. Commercial non-mortgage, asset-based, and equipment financing loans and leases are generally secured by machinery and equipment, inventory, receivables, or other non-real estate assets, whereas commercial real estate, multi-family, residential, home equity, and other consumer loans are secured by real estate. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At December 31, 2022, and 2021, the collateral value associated with collateral dependent loans and leases totaled $108.0 million and $86.0 million, respectively.
Troubled Debt Restructurings
The following table summarizes information related to TDRs:

	At December 31,
(In thousands)	2022	2021
Accrual status	$110,868	$110,625
Non-accrual status	83,954	52,719
Total TDRs	$194,822	$163,344

Additional funds committed to borrowers in TDR status	$1,724	$5,975
Specific reserves for TDRs included in the ACL on loans and leases:
Commercial portfolio	$14,578	$9,017
Consumer portfolio	3,559	3,745
During the years ended December 31, 2022, 2021, and 2020, the portion of TDRs deemed to be uncollectible and charged-off totaled $14.7 million, $3.0 million, $17.6 million for the commercial portfolio, respectively, and $0.3 million, $0.4 million, and $0.8 million for the consumer portfolio, respectively.

The following table summarizes loans and leases modified as TDRs by class and modification type:

	Years ended December 31,
	2022		2021		2020
	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
(Dollars in thousands)
Commercial non-mortgage:
Extended maturity	5	$291	8	$605	11	$1,070
Adjusted interest rate	—	—	—	—	1	96
Maturity / rate combined	8	765	9	352	7	607
Other (2)	19	52,070	12	14,160	24	40,128
Asset-based:
Other (2)	1	23,298	—	—	—	—
Commercial real estate:
Extended maturity	—	—	1	183	1	72
Maturity / rate combined	—	—	—	—	2	377
Other (2)	—	—	1	1,582	3	306
Equipment financing:
Other (2)	3	1,692	—	—	—	—
Residential:
Extended maturity	2	1,185	1	99	3	485
Maturity / rate combined	2	133	2	401	10	1,133
Other (2)	8	3,158	3	280	26	4,215
Home equity:
Extended maturity	—	—	85	1,809	3	188
Adjusted interest rate	1	74	—	—	—	—
Maturity / rate combined	21	2,623	6	1,025	5	334
Other (2)	37	2,134	22	1,481	96	6,680
Total TDRs	107	$87,423	150	$21,977	192	$55,691
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs due to restructurings was not significant.
(2)Other includes covenant modifications, forbearance, discharges under Chapter 7 bankruptcy, or other concessions.
For the year ended December 31, 2022, there were three commercial non-mortgage, two residential, and two other consumer loans with aggregated amortized costs totaling $3.6 million, $0.6 million, and $0.3 million, respectively, that were modified as TDRs within the previous twelve months and for which there was a payment default. There were no significant loans and leases modified as TDRs within the previous twelve months and for which there was a payment default during the year ended December 31, 2021. For the year ended December 31, 2020, there were four commercial non-mortgage loans with an aggregated amortized cost totaling $12.4 million that were modified as TDRs within the previous twelve months and for which there was a payment default.

Note 5: Transfers and Servicing of Financial Assets
The Company originates and sells residential mortgage loans in the normal course of business, primarily to government-sponsored entities through established programs and securitizations. Residential mortgage origination fees, adjustments for changes in fair value, and any gain or loss recognized on residential mortgage loans sold are included in Mortgage banking activities on the accompanying Consolidated Statements of Income.
The following table summarizes information related to mortgage banking activities:

	Years ended December 31,
(In thousands)	2022	2021	2020
Net gain on sale	$580	$5,192	$15,305
Origination fees	219	1,440	3,230
Fair value adjustments	(94)	(413)	(240)
Mortgage banking activities	$705	$6,219	$18,295

Proceeds from sale	$36,335	$247,634	$486,341
Loans sold with servicing rights retained	32,056	237,834	464,736
Under certain circumstances, the Company may decide to sell loans that were not originated or otherwise acquired with the intent to sell. During the years ended December 31, 2022, 2021, and 2020, the Company sold loans not originated for sale for proceeds of $679.7 million, $82.2 million, and $9.2 million, respectively, which resulted in net gains on sale of $3.3 million, $3.9 million, and $0.3 million, respectively.
In addition, the Company may retain servicing rights on its residential mortgage loans sold in the normal course of business. At both December 31, 2022, and 2021, the aggregate principal balance of residential mortgage loans serviced for others totaled $2.0 billion. Mortgage servicing rights are held at the lower of cost, net of accumulated amortization, or fair market value, and are included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. The Company assesses mortgage servicing rights for impairment each quarter and establishes or adjusts the valuation allowance to the extent that amortized cost exceeds the estimated fair market value.
The following table presents the change in the carrying amount for mortgage servicing rights:

	Years ended December 31,
(In thousands)	2022	2021	2020
Balance, beginning of period	$9,237	$13,422	$17,484
Acquired from Sterling	859	—	—
Additions	289	2,053	4,373
Amortization (1)	(870)	(5,593)	(6,562)
Adjustment to valuation allowance	—	(645)	(1,873)
Balance, end of period	$9,515	$9,237	$13,422
(1)During the year ended December 31, 2022, the Company implemented a change in the method of amortization applied to its mortgage servicing rights to better reflect the pattern of consumption, where estimated future cash flows are now assessed at the individual loan level as opposed to on a pooled basis.
Loan servicing fees, net of mortgage servicing rights amortization, were $5.9 million, $1.7 million, and $1.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in Loan and lease related fees on the accompanying Consolidated Statements of Income. Information regarding loans held for sale and mortgage servicing rights can be found within Note 18: Fair Value Measurements.

Note 6: Premises and Equipment
The following table summarizes the components of premises and equipment:

	At December 31,
(In thousands)	2022	2021
Land	$73,916	$9,436
Buildings and improvements	106,180	67,501
Leasehold improvements	84,477	65,606
Furniture, fixtures, and equipment	71,542	64,890
Data processing equipment and software	128,153	105,516
Property and equipment	464,268	312,949
Less: Accumulated depreciation and amortization	(225,152)	(228,318)
Property and equipment, net	239,116	84,631
ROU lease assets, net	191,068	119,926
Premises and equipment, net	$430,184	$204,557
Depreciation and amortization of property and equipment was $41.7 million, $31.4 million, and $32.5 million for the years ended December 31, 2022, 2021, and 2020, respectively, and is included in both Occupancy and Technology and equipment expense on the accompanying Consolidated Statements of Income. Additional information regarding ROU lease assets can be found within Note 7: Leasing.
During the year ended December 31, 2022, the Company launched and completed a corporate real estate consolidation strategy in which the Company closed 14 locations in order to reduce its corporate real estate facility square footage by approximately 45%. In connection with this corporate real estate consolidation plan, the Company had arranged to sell its New Britain, Connecticut facility, which is comprised of land, buildings, and improvements, within the next twelve months. This resulted in a $1.8 million write-down to the fair market value of the property and the subsequent transfer of the property to assets held for disposition. The sale of the New Britain property is expected to close during the second quarter of 2023.
The Company also recorded a $6.3 million loss on disposals of property and equipment during the year ended
December 31, 2022, which primarily comprised internal use software and construction in progress that were acquired from Sterling in the merger, due to the Company's decision to stop further project development later in 2022.
The following table summarizes the activity in assets held for disposition:

	Years ended December 31,
(In thousands)	2022	2021	2020
Balance, beginning of period	$490	$2,654	$—
Transfers from (to) property and equipment	4,800	(38)	2,654
Write-downs	(190)	—	—
Sales	(300)	(2,126)	—
Balance, end of period	$4,800	$490	$2,654
Assets held for disposition are included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.

Note 7: Leasing
Lessor Arrangements
The Company leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of six months to ten years, some of which include renewal options and/or options for the lessee to purchase the lease near or at the end of the least term. The Company recognized interest income from its sales-type and direct financing lessor activities of $15.4 million, $7.5 million, and $7.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company does not have any significant operating leases in which it is the lessor. Additional information regarding the Company's equipment financing portfolio can be found within Note 4: Loans and Leases.
The following table summarizes the components of the Company's net investment in its sales-type and direct financing leases:

	At December 31,
(In thousands)	2022	2021
Lease receivables	$330,690	$196,632
Unguaranteed residual values	100,368	19,748
Total net investment	$431,058	$216,380
The following table reconciles undiscounted future lease payments to the total sales-type and direct financing leases' net investment:

(In thousands)	At December 31, 2022
2023	$146,858
2024	91,592
2025	74,522
2026	71,950
2027	27,029
Thereafter	56,598
Total lease payments receivable	468,549
Present value adjustment	(37,491)
Total net investment	$431,058
Lessee Arrangements
The Company enters into operating leases in the normal course of business, primarily for office space, banking centers, and other operational activities. These leases generally have remaining lease terms of one to fifteen years. The Company does not have any significant sub-leases nor finance leases in which it is the lessee.
The following table summarizes the Company's ROU lease assets and operating lease liabilities:

		At December 31,
(In thousands)	Consolidated Balance Sheet Line Item	2022	2021
ROU lease assets	Premises and equipment, net	$191,068	$119,926
Operating lease liabilities	Accrued expenses and other liabilities	239,281	144,804
ROU lease asset impairment charges totaled $23.1 million, $1.2 million, and $12.0 million for the years ended
December 31, 2022, 2021 and 2020, respectively, and are included in Occupancy on the accompanying Consolidated Statements of Income. The impairment charge recognized during the year ended December 31, 2022, pertained to the Company's corporate real estate consolidation plan, discussed previously in Note 6: Premises and Equipment. The amount of such impairment was calculated as the difference between the estimated fair value of the assets determined using a discounted cash flow technique, relative to their book value.

The following table summarizes the components of operating lease expense and other relevant information:

	At or for the Years ended December 31,
(In thousands)	2022	2021	2020
Lease Cost:
Operating and variable lease costs	$44,654	$30,936	$35,916
Sublease income	(1,383)	(554)	(557)
Total operating lease expense	$43,271	$30,382	$35,359

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$44,767	$30,487	$31,212
ROU lease assets obtained in exchange for operating lease liabilities (1)	27,897	15,226	9,211
Weighted-average remaining lease term (in years)	7.72	7.50	8.04
Weighted-average discount rate	2.65%	3.04%	3.19%
(1)Excludes ROU lease assets acquired from Sterling in the merger.
The following table reconciles undiscounted future lease payments to total operating lease liabilities:

(In thousands)	At December 31, 2022
2023	$40,614
2024	40,808
2025	36,274
2026	32,696
2027	27,201
Thereafter	91,369
Total operating lease payments	268,962
Present value adjustment	(29,681)
Total operating lease liabilities	$239,281

Note 8: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

	At December 31,
(In thousands)	2022	2021
Balance, beginning of period	$538,373	$538,373
Sterling merger	1,939,765	—
Bend acquisition	35,966	—
Balance, end of period	$2,514,104	$538,373
Information regarding goodwill by reportable segment can be found within Note 21: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	At December 31,
	2022			2021
(In thousands)	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$146,037	$36,710	$109,327	$26,625	$18,516	$8,109
Customer relationships	115,000	24,985	90,015	21,000	11,240	9,760
Other intangible assets	$261,037	$61,695	$199,342	$47,625	$29,756	$17,869
(1)The increase in the gross carrying amount of other intangible assets is primarily attributed to the merger with Sterling and acquisition of Bend, in which the Company recorded a combined $119.1 million in core deposits and $94.0 million of customer relationships. These other intangible assets are being amortized on an accelerated basis over a period of 10 years.
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	At December 31, 2022
2023	$30,362
2024	24,481
2025	21,487
2026	21,487
2027	21,487
Thereafter	80,038

Note 9: Income Taxes
Income tax expense reflects the following expense (benefit) components:

	Years ended December 31,
(In thousands)	2022	2021	2020
Current:
Federal	$170,779	$109,621	$73,172
State and local	52,579	20,374	17,417
Total current	223,358	129,995	90,589
Deferred:
Federal	(45,421)	(9,844)	(23,799)
State and local	(24,243)	4,846	(7,437)
Total deferred	(69,664)	(4,998)	(31,236)

Total federal	125,358	99,777	49,373
Total state and local	28,336	25,220	9,980
Income tax expense	$153,694	$124,997	$59,353
Included in the Company's income tax expense for the years ended December 31, 2022, 2021, and 2020, are net tax credits of approximately $14.0 million, $2.6 million, and $1.1 million, respectively. These amounts relate primarily to LIHTC investments and include associated SALT credits and benefits, with the increase in 2022 primarily attributable to Webster's merger with Sterling.
Also included in the Company's income tax expense for the years ended December 31, 2022, and 2021, are benefits from operating loss carryforward of $10.3 million and $0.4 million, respectively. The 2022 amount includes a $9.9 million benefit related to a reduction in the Company's beginning-of-year valuation allowance for its SALT DTAs. The deferred federal benefit in 2021 reflects the effects of elections the Company made on its 2020 federal tax return to defer cost recovery deductions, which did not impact deferred state and local expense to any significant degree.
The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 21.0%:

	Years ended December 31,
	2022		2021		2020
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$167,575	21.0%	$112,111	21.0%	$58,795	21.0%
Reconciliation to reported income tax expense:
SALT expense, net of federal	32,259	4.1	19,924	3.7	7,884	2.8
Tax-exempt interest income, net	(35,371)	(4.4)	(6,814)	(1.3)	(7,181)	(2.6)
Increase in cash surrender value of life insurance	(6,122)	(0.8)	(3,030)	(0.6)	(3,058)	(1.1)
Non-deductible FDIC Deposit insurance premiums	5,581	0.7	2,064	0.4	2,172	0.8
Low income housing tax credits and other benefits, net	(7,627)	(1.0)	(615)	(0.1)	(289)	(0.1)
Non-deductible compensation expense	7,948	1.0	786	0.1	454	0.2
Non-deductible merger-related expenses, excluding compensation	2,717	0.3	3,451	0.7	—	—
SALT DTA valuation allowance adjustment, net	(9,874)	(1.2)	—	—	—	—
Other, net	(3,392)	(0.4)	(2,880)	(0.5)	576	0.2
Income tax expense and effective tax rate	$153,694	19.3%	$124,997	23.4%	$59,353	21.2%

The following table reflects the significant components of the DTAs, net:

	At December 31,
(In thousands)	2022	2021
Deferred tax assets:
ACL on loans and leases	$161,932	$78,905
Net operating loss and credit carry forwards	72,035	64,366
Compensation and employee benefit plans	55,093	22,840
Lease liabilities under operating leases	64,899	38,130
Net unrealized loss on AFS securities	233,978	—
Other	38,314	12,790
Gross deferred tax assets	626,251	217,031
Valuation allowance	(29,176)	(37,374)
Total deferred tax assets, net of valuation allowance	$597,075	$179,657
Deferred tax liabilities:
Net unrealized gain on AFS securities	$—	$1,885
ROU assets under operating leases	51,822	31,580
Equipment financing leases	74,295	21,193
Goodwill and other intangible assets	56,223	5,690
Purchase accounting and fair value adjustments	11,529	—
Other	31,572	9,904
Gross deferred tax liabilities	225,441	70,252
Deferred tax assets, net	$371,634	$109,405
The Company's DTAs, net increased by $262.2 million during 2022, primarily reflecting the $69.7 million deferred tax benefit and a $245.9 million benefit allocated directly to AOCI, partially offset by a $51.9 million deferred tax liability, net, established in purchase accounting related to the merger with Sterling and acquisition of Bend.
The valuation allowance of $29.2 million at December 31, 2022, consists of approximately $28.6 million attributable to SALT net operating loss carryforwards and $0.6 million of federal credit carryforwards, as compared to $37.4 million at
December 31, 2021, attributable to SALT net operating loss carryforwards. The $8.2 million net decrease in the valuation allowance during 2022 reflects the $9.9 million reduction in the beginning-of-year valuation allowance related to a change in management's estimate about the realizability of the Company's SALT DTAs due to an estimated increase in future taxable income associated with the Sterling merger, partially offset by a $1.7 million valuation allowance established in purchase accounting related to the Bend acquisition.
SALT net operating loss carryforwards approximated $1.0 billion at December 31, 2022, including those related to the Sterling merger and Bend acquisition, and are scheduled to expire in varying amounts during tax years 2024 through 2032. Federal net operating loss carryforwards of approximately $21.9 million and credit carryforwards of $0.6 million at December 31, 2022, related to the Bend acquisition are subject to annual limitations on utilization, with the net operating losses able to be carried forward indefinitely and the credits scheduled to expire in varying amounts between 2038 and 2041. The valuation allowance has been established for approximately $484.4 million of those SALT net operating loss carryforwards and the $0.6 million of federal credit carryforwards that are estimated to expire unused.
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
DTLs of $63.2 million and $15.3 million at December 31, 2022, and 2021, respectively, have not been recognized for certain thrift bad-debt reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by the Bank in excess of certain earnings and profits; the redemption of the Bank’s stock; or liquidation. The Company does not expect any of those events to occur. At December 31, 2022, and 2021, the cumulative taxable temporary differences applicable to those reserves approximated $233.1 million and $58.0 million, respectively, with the increase in 2022 attributable to the merger with Sterling.

The following table reflects a reconciliation of the beginning and ending balances of UTBs:

	Years ended December 31,
(In thousands)	2022	2021	2020
Beginning balance	$4,249	$4,252	$4,813
Additions as a result of tax positions taken during the current year	223	294	87
Additions as a result of tax positions taken during prior years	8,807	434	572
Reductions as a result of tax positions taken during prior years	(503)	(186)	(694)
Reductions relating to settlements with taxing authorities	(2,110)	(267)	(130)
Reductions as a result of lapse of statute of limitation periods	(791)	(278)	(396)
Ending balance	$9,875	$4,249	$4,252
The increase in additions as a result of tax positions taken during prior years reflects the merger with Sterling. At
December 31, 2022, 2021, and 2020, there were $9.1 million, $3.5 million, and $3.5 million, respectively, of UTBs that if recognized would affect the effective tax rate.
The Company recognizes interest and penalties related to UTBs, where applicable, in income tax expense. The Company recognized an expense of $0.1 million and $0.3 million during the years ended December 31, 2022, and 2021, respectively, and a benefit of $0.1 million for the year ended December 31, 2020. At December 31, 2022 and 2021, the Company had accrued interest and penalties related to UTBs of $2.0 million and $1.9 million respectively.
The Company has determined it is reasonably possible that its total UTBs could decrease by between $0.7 million and $6.8 million by the end of 2023 as a result of potential lapses in statute-of-limitation periods and/or potential settlements with taxing authorities, primarily concerning various depreciation and state and local apportionment and tax-base determinations.
The Company's federal tax returns for all years subsequent to 2018 remain open to examination, including the carryback of a Sterling 2019 net operating loss under the CARES Act in 2020 to tax years 2014 and 2016, currently under review by the Internal Revenue Service. The Company's tax returns filed in its principal state tax jurisdictions of Connecticut, Massachusetts, New York, and Rhode Island for years subsequent to 2014, or 2018, are either under or remain open to examination.

Note 10: Deposits
The following table summarizes deposits by type:

	At December 31,
(In thousands)	2022	2021
Non-interest-bearing:
Demand	$12,974,975	$7,060,488
Interest-bearing:
Health savings accounts	7,944,892	7,397,582
Checking	9,237,529	4,182,497
Money market	11,062,652	3,718,953
Savings	8,673,343	5,689,739
Time deposits	4,160,949	1,797,770
Total interest-bearing	41,079,365	22,786,541
Total deposits	$54,054,340	$29,847,029

Time deposits, money market, and interest-bearing checking obtained through brokers	$1,964,873	$120,392
Aggregate amount of time deposit accounts that exceeded the FDIC limit	1,894,950	256,522
Demand deposit overdrafts reclassified as loan balances	8,721	1,577
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	At December 31, 2022
2023	$3,754,386
2024	181,790
2025	129,775
2026	55,102
2027	39,896
Thereafter	—
Total time deposits	$4,160,949

Note 11: Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At December 31,
	2022		2021
(In thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1):
Original maturity of one year or less	$282,005	0.11%	$474,896	0.11%
Original maturity of greater than one year, non-callable (2)	—	—	200,000	1.32
Total securities sold under agreements to repurchase (1)	282,005	0.11	674,896	0.47
Federal funds purchased	869,825	4.44	—	—
Securities sold under agreements to repurchase and other borrowings	$1,151,830	3.38%	$674,896	0.47%
(1)The Company has the right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase are presented as gross transactions, as only liabilities are outstanding for the periods presented.
(2)During the year ended December 31, 2022, the Company and its repurchase agreement counterparty agreed to fully extinguish two $100 million long-term, structured repurchase agreements. As a result, a net fee of $2.5 million was paid to the Company, which was recognized as a gain and recorded within Other income on the accompanying Consolidated Statements of Income.
Securities sold under agreements to repurchase are used as a source of borrowed funds and are collateralized by Agency MBS and Corporate debt. The Company's repurchase agreement counterparties are limited to primary dealers in government securities, and commercial and municipal customers through the Corporate Treasury function. The Company may also purchase unsecured term and overnight federal funds to satisfy its short-term liquidity needs.
The following table summarizes information for FHLB advances:

	At December 31,
	2022		2021
(In thousands)	Total Outstanding	Weighted-Average Contractual Coupon Rate	Total Outstanding	Weighted-Average Contractual Coupon Rate
Maturing within 1 year	$5,450,187	4.40%	$90	—%
After 1 but within 2 years	—	—	202	2.95
After 2 but within 3 years	—	—	—	—
After 3 but within 4 years	—	—	—	—
After 4 but within 5 years	252	—	—	—
After 5 years	10,113	2.09	10,705	2.03
FHLB advances	$5,460,552	4.39%	$10,997	2.03%

Aggregate carrying value of assets pledged as collateral	$13,692,379		$7,556,034
Remaining borrowing capacity at FHLB	4,291,326		5,087,294
The Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential and commercial real estate loans, home equity lines of credit, MBS and Agency CLO. The Bank was in compliance with its FHLB collateral requirements at both December 31, 2022, and 2021.

The following table summarizes long-term debt:

		At December 31,
(In thousands)		2022	2021
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	333,458	338,811
4.000%	Subordinated fixed-to-floating rate notes due December 30, 2029	274,000	—
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	—
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total senior and subordinated debt		1,059,778	566,131
Discount on senior fixed-rate notes		(756)	(974)
Debt issuance cost on senior fixed-rate notes		(1,824)	(2,226)
Premium on subordinated fixed-to-floating rate notes		15,930	—
Long-term debt		$1,073,128	$562,931
(1)The Company de-designated its fair value hedging relationship on these senior notes in 2020. A basis adjustment of $33.5 million and $38.8 million at December 31, 2022, and 2021, respectively, is included in the carrying value and is being amortized over the remaining life of the senior notes.
(2)The interest rate on the Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 7.69% and 3.17% at December 31, 2022, and 2021, respectively.
The Company assumed $274.0 million in aggregate principal amount of 4.00% fixed-to-floating rate subordinated notes due on December 30, 2029 (the 2029 subordinated notes), in connection with the Sterling merger. The 2029 subordinated notes were issued by Sterling on December 16, 2019, through a public offering, and are redeemable at a price equal to the total principal amount plus any accrued and unpaid interest thereon, in whole or in part by the Company on December 30, 2024, or any interest payment date thereafter, upon the occurrence of certain specified events. Until December 30, 2024, the interest rate is fixed at 4.00% and payable semi-annually in arrears on each June 30 and December 30. From and including
December 30, 2024, through the earlier of maturity or redemption, the 2029 subordinated notes will bear interest at a floating rate per annum equal to three-month term SOFR plus 253 basis points, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on March 30, 2025.
The Company also assumed $225.0 million in aggregate principal amount of 3.875% fixed-to-floating rate subordinated notes due on November 1, 2030 (the 2030 subordinated notes), in connection with the Sterling merger. The 2030 subordinated notes were issued by Sterling on October 30, 2020, through a public offering, and are redeemable at a price equal to the total principal amount plus any accrued and unpaid interest thereon, in whole or in part by the Company on November 1, 2025, or any interest payment date thereafter, upon the occurrence of certain specified events. Until November 1, 2025, the interest rate is fixed at 3.875% and payable semi-annually in arrears on each May 1 and November 1. From and including November 1, 2025, through the earlier of maturity or redemption, the 2030 subordinated notes will bear interest at a floating rate per annum equal to three-month term SOFR plus 369 basis points, payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on February 1, 2026.
The Company recorded the 2029 and 2030 subordinated notes at their estimated fair value of $281.0 million and $235.9 million, respectively, on January 31, 2022. The corresponding purchase premiums are being amortized into interest expense over the remaining lives of the subordinated notes.

Note 12: Stockholders' Equity
The following table summarizes the changes in shares of preferred and common stock issued and common stock held as treasury shares for the year ended December 31, 2022:

	Preferred Stock Series F Issued	Preferred Stock Series G Issued	Common Stock Issued (1)	Treasury Stock Held	Common Stock Outstanding
Balance, beginning of period	6,000	—	93,686,311	3,102,690	90,583,621
Issued in business combination	—	135,000	89,091,734	—	89,091,734
Contribution to charitable foundation	—	—	—	(242,270)	242,270
Employee stock compensation plan activity	—	—	—	(458,881)	458,881
Stock options exercised	—	—	—	(30,355)	30,355
Common stock repurchase program	—		—	6,399,288	(6,399,288)
Balance, end of period	6,000	135,000	182,778,045	8,770,472	174,007,573
(1)In accordance with the merger agreement, 87,965,239 shares were issued as consideration for outstanding Sterling common stock, and 1,126,495 shares were issued to replace Sterling equity awards. Additional information regarding the determination of the purchase price consideration for the Sterling merger can be found within Note 2: Mergers and Acquisitions.
Repurchases of Common Stock
The Company maintains a common stock repurchase program, which was approved by the Board of Directors on
October 24, 2017, that authorizes management to purchase shares of Webster common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company's financial performance. On April 27, 2022, the Board of Directors increased the Company's authority to repurchase shares of Webster common stock under the repurchase program by $600.0 million in shares. During the year ended December 31, 2022, the Company repurchased shares under the program at a weighted-average price of $50.33 per share, totaling $322.1 million.
At December 31, 2022, the Company's remaining purchase authority was $401.3 million.
In addition, the Company will periodically acquire Webster common stock outside of the repurchase program related to employee stock compensation plan activity. During the year ended December 31, 2022, the Company repurchased shares at a weighted-average price of $56.90 per share, totaling $23.6 million for this purpose.
Contribution to Charitable Foundation
On July 8, 2022, the Company made an unrestricted and unconditional contribution of Webster common shares to the Webster Bank Charitable Foundation, a nonprofit charitable organization with a focus on education and community development that serves communities in the Greater New York City, Lower Hudson Valley, Long Island, and New Jersey areas. The fair value of these shares based on their closing price on the contribution date was $10.5 million.
Change in Common Shares Authorized
The number of authorized shares of Webster common stock was increased from 200.0 million shares to 400.0 million shares on January 31, 2022, in connection with the completion of the merger with Sterling and in accordance with the merger agreement.
Series F Preferred Stock
On December 12, 2017, the Company closed on a public offering of 6,000,000 depositary shares, each representing 1/1000th ownership interest in a share of 5.25% Series F Non-Cumulative Preferred Perpetual Stock, par value $0.01 per share, with a liquidation preference equal to $25,000 per share (the Series F Preferred Stock).
Dividends on the Series F Preferred Stock are non-cumulative and are not mandatory. If declared by the Board of Directors, or a duly authorized committee thereof, the Company will pay dividends quarterly in arrears on the fifteenth day of each March, June, September, and December, at a rate equal to 5.25% of the $25,000 per share liquidation amount per annum. If a dividend on the Series F Preferred Stock is not declared in respect of a dividend period, a dividend will not accrue and the Company has no obligation to pay any dividend for that period, regardless as to whether a dividend is declared for a future period on the Series F Preferred Stock or any other series of Webster preferred stock. The terms of the Series F Preferred Stock prohibit the Company from declaring or paying any cash dividends on Webster common stock, and from repurchasing, redeeming, or otherwise acquiring Webster common stock or any other series of Webster preferred stock to which it ranks on parity with, unless dividends have been declared and paid in full on the Series F Preferred Stock for the most recent dividend period.
The Series F Preferred Stock is perpetual and has no maturity date, and is not subject to any mandatory redemption, sinking fund, or other similar provisions. Except with respect to certain non-payment events and certain changes to the terms of the Series F Preferred Stock, holders have no voting rights nor preemptive or conversion rights. The Series F Preferred Stock is not convertible or exchangeable for shares of any other class of Webster stock.

Series G Preferred Stock
On January 31, 2022, in connection with the Sterling merger, the Company registered and issued 5,400,000 depositary shares, each representing 1/40th interest in a share of 6.50% Series G Non-Cumulative Preferred Perpetual Stock, par value $0.01 per share, with a liquidation preference equal to $1,000 per share (the Series G Preferred Stock). The Series G Preferred Stock ranks on parity with the Series F Preferred Stock and senior to Webster common stock, with respect to the payment of dividends and distributions upon the liquidation, dissolution, or winding-up of the Company.
Dividends on the Series G Preferred Stock are non-cumulative and are not mandatory. If declared by the Board of Directors, or a duly authorized committee thereof, the Company will pay dividends quarterly in arrears on the fifteenth day of each
January, April, July, and October, at a rate equal to 6.50% of the $1,000 per share liquidation amount per annum. If a dividend on the Series F Preferred Stock is not declared in respect of a dividend period, a dividend will not accrue and the Company has no obligation to pay any dividend for that period, regardless as to whether a dividend is declared for a future period on the Series G Preferred Stock or any other series of Webster preferred stock. The terms of the Series G Preferred Stock prohibit the Company from declaring or paying any cash dividends on Webster common stock, and from repurchasing, redeeming or otherwise acquiring Webster common stock or any other series of Webster preferred stock to which it ranks on parity with, unless dividends have been declared and paid in full on the Series G Preferred Stock for the most recent dividend period.
The Series G Preferred Stock is perpetual and has no maturity date, and is not subject to any mandatory redemption, sinking fund, or other similar provisions. Except with respect to certain non-payment events and certain changes to the terms of the Series G Preferred Stock, holders have no voting rights, nor preemptive or conversion rights. The Series G Preferred Stock is not convertible or exchangeable for shares of any other class of Webster stock.
Preferred Stock Redemptions
The Company may redeem either the Series F Preferred Stock or the Series G Preferred Stock at its option, in whole or in part, subject to the approval of Federal Reserve Board, on any dividend payment date, or in whole but not in part, upon the occurrence of a regulatory capital treatment event, at a redemption price equal to the liquidation preference plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The Company has no plans to redeem either its Series F Preferred Stock or its Series G Preferred stock, in whole or in part, as of the date of this Annual Report on Form 10-K.

Note 13: Accumulated Other Comprehensive (Loss) Income, Net of Tax
The following table summarizes the changes in each component of accumulated other comprehensive (loss) income, net of tax:

(In thousands)	Investment Securities Available- For-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at December 31, 2019	$17,251	$(9,184)	$(44,139)	$(36,072)
Other comprehensive income (loss) before reclassifications	50,179	20,667	(3,887)	66,959
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	8,435	2,940	11,369
Other comprehensive income (loss), net of tax	50,173	29,102	(947)	78,328
Balance at December 31, 2020	67,424	19,918	(45,086)	42,256
Other comprehensive (loss) income before reclassifications	(62,888)	(17,109)	8,876	(71,121)
Amounts reclassified from accumulated other comprehensive (loss) income	—	3,261	3,024	6,285
Other comprehensive (loss) income, net of tax	(62,888)	(13,848)	11,900	(64,836)
Balance at December 31, 2021	4,536	6,070	(33,186)	(22,580)
Other comprehensive (loss) before reclassifications	(640,656)	(17,810)	(13,350)	(671,816)
Amounts reclassified from accumulated other comprehensive income (loss)	4,960	2,866	1,610	9,436
Other comprehensive (loss), net of tax	(635,696)	(14,944)	(11,740)	(662,380)
Balance at December 31, 2022	$(631,160)	$(8,874)	$(44,926)	$(684,960)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss) income:

	Years ended December 31,
Accumulated Other Comprehensive Income (Loss) Components	2022	2021	2020	Associated Line Item in the Consolidated Statement Of Income
(In thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains	$(6,751)	$—	$8	(Loss) gain on sale of investment securities, net
Tax benefit (expense)	1,791	—	(2)	Income tax expense
Net of tax	$(4,960)	$—	$6
Derivative instruments:
Hedge terminations	$(306)	$(306)	$(7,884)	Interest expense
Premium amortization	(3,626)	(4,109)	(3,536)	Interest income
Tax benefit	1,066	1,154	2,985	Income tax expense
Net of tax	$(2,866)	$(3,261)	$(8,435)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(2,210)	$(4,102)	$(3,976)	Other non-interest expense
Tax benefit	600	1,078	1,036	Income tax expense
Net of tax	$(1,610)	$(3,024)	$(2,940)

The following tables summarize each component of other comprehensive (loss) income and the related tax effects:

	Year ended December 31, 2022
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Investment securities available-for-sale:
Net unrealized holding (losses) arising during the year	$(878,366)	$237,710	$(640,656)
Reclassification adjustment for net realized losses included in net income	6,751	(1,791)	4,960
Total investment securities available-for-sale	(871,615)	235,919	(635,696)
Derivative instruments:
Net unrealized (losses) arising during the year	(24,440)	6,630	(17,810)
Reclassification adjustment for net realized losses included in net income	3,932	(1,066)	2,866
Total derivative instruments	(20,508)	5,564	(14,944)
Defined benefit pension and other postretirement benefit plans:
Net actuarial (loss) arising during the year	(18,319)	4,969	(13,350)
Reclassification adjustment for net actuarial loss amortization included in net income	2,210	(600)	1,610
Total defined benefit pension and postretirement benefit plans	(16,109)	4,369	(11,740)
Other comprehensive (loss), net of tax	$(908,232)	$245,852	$(662,380)

	Year ended December 31, 2021
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Investment securities available-for-sale:
Net unrealized holding (losses) arising during the year	$(85,368)	$22,480	$(62,888)
Total investment securities available-for-sale	(85,368)	22,480	(62,888)
Derivative instruments:
Net unrealized (losses) arising during the year	(23,216)	6,107	(17,109)
Reclassification adjustment for net realized losses included in net income	4,415	(1,154)	3,261
Total derivative instruments	(18,801)	4,953	(13,848)
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during the year	12,052	(3,176)	8,876
Reclassification adjustment for net actuarial loss amortization included in net income	4,102	(1,078)	3,024
Total defined benefit pension and postretirement benefit plans	16,154	(4,254)	11,900
Other comprehensive (loss), net of tax	$(88,015)	$23,179	$(64,836)

	Year ended December 31, 2020
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Investment securities available-for-sale:
Net unrealized holding gains arising during the year	$68,116	$(17,937)	$50,179
Reclassification adjustment for net realized gains included in net income	(8)	2	(6)
Total investment securities available-for-sale	68,108	(17,935)	50,173
Derivative instruments:
Net unrealized gains arising during the year	27,683	(7,016)	20,667
Reclassification adjustment for net realized losses included in net income	11,420	(2,985)	8,435
Total derivative instruments	39,103	(10,001)	29,102
Defined benefit pension and other postretirement benefit plans:
Net actuarial (loss) arising during the year	(5,262)	1,375	(3,887)
Reclassification adjustment for net actuarial loss amortization included in net income	3,976	(1,036)	2,940
Total defined benefit pension and postretirement benefit plans	(1,286)	339	(947)
Other comprehensive income, net of tax	$105,925	$(27,597)	$78,328

Note 14: Regulatory Capital and Restrictions
Capital Requirements
The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and/or the regulatory framework for prompt corrective action (such provisions apply to the Bank only), both the Holding Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the Company to maintain minimum ratios of CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), Total capital to total risk-weighted assets (Total risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), as defined in the regulations. CET1 capital consists of common stockholders’ equity less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. Upon adoption of the Basel III Capital Rules, the Company elected to opt-out of the requirement to include certain components of AOCI in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes permissible portions of subordinated debt and the ACL.
At December 31, 2022, and 2021, both the Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
The following table provides information on the regulatory capital ratios for the Holding Company and the Bank:

	At December 31, 2022
	Actual (1)		Minimum Requirement		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$5,822,369	10.71%	$2,446,344	4.5%	$3,533,608	6.5%
Total risk-based capital	7,203,029	13.25	4,349,056	8.0	5,436,320	10.0
Tier 1 risk-based capital	6,106,348	11.23	3,261,792	6.0	4,349,056	8.0
Tier 1 leverage capital	6,106,348	8.95	2,730,212	4.0	3,412,765	5.0
Webster Bank
CET1 risk-based capital	$6,661,504	12.28%	$2,442,058	4.5%	$3,527,417	6.5%
Total risk-based capital	7,165,935	13.20	4,341,437	8.0	5,426,796	10.0
Tier 1 risk-based capital	6,661,504	12.28	3,256,078	6.0	4,341,437	8.0
Tier 1 leverage capital	6,661,504	9.77	2,727,476	4.0	3,409,345	5.0

	At December 31, 2021
	Actual (1)		Minimum Requirement		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$2,804,290	11.72%	$1,076,871	4.5%	$1,555,480	6.5%
Total risk-based capital	3,265,064	13.64	1,914,436	8.0	2,393,046	10.0
Tier 1 risk-based capital	2,949,327	12.32	1,435,827	6.0	1,914,436	8.0
Tier 1 leverage capital	2,949,327	8.47	1,393,607	4.0	1,742,008	5.0
Webster Bank
CET1 risk-based capital	$3,034,883	12.69%	$1,075,920	4.5%	$1,554,107	6.5%
Total risk-based capital	3,273,300	13.69	1,912,747	8.0	2,390,934	10.0
Tier 1 risk-based capital	3,034,883	12.69	1,434,560	6.0	1,912,747	8.0
Tier 1 leverage capital	3,034,883	8.72	1,392,821	4.0	1,741,026	5.0
(1)In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and a subsequent three-year transition period ending on December 31, 2024. Therefore, the December, 31, 2021 regulatory capital ratios and amounts exclude the impact of the increased ACL on loans and leases, HTM investment securities, and unfunded loan commitments attributed to the adoption of CECL on January 1, 2020, adjusted for an approximation of the after-tax provision for credit losses attributable to CECL relative to the incurred loss methodology during the deferral period. During the three year transition period, regulatory capital ratios will begin to phase out the aggregate amount of the regulatory capital benefit provided in the initial two years. For 2022, 2023, and 2024, the Company is allowed 75%, 50%, and 25% of the regulatory capital benefit as of December 31, 2021, respectively, with full absorption occurring in 2025.

Dividend Restrictions
The Holding Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed net income for that year combined with undistributed net income for the preceding two years. The Bank paid the Holding Company $475.0 million and $200.0 million in dividends during the years ended December 31, 2022, and 2021, respectively, for which no express approval from the OCC was required.
Cash Restrictions
The Bank is required under Federal Reserve regulations to maintain cash reserve balances in the form of vault cash or deposits held at a FRB to ensure that it is able to meet customer demands. The reserve requirement ratio is subject to adjustment as economic conditions warrant. Effective March 26, 2020, the Federal Reserve reset the requirement to zero in order to address liquidity concerns resulting from the COVID-19 pandemic. Pursuant to this action, the Bank was not required to hold cash reserve balances at both December 31, 2022, and 2021.

Note 15: Variable Interest Entities
The Company has an investment interest in the following entities that each meet the definition of a variable interest entity. Information regarding the Company's consolidation of variable interest entities can be found within Note 1: Summary of Significant Accounting Policies.
Consolidated
Rabbi Trusts. The Company established a Rabbi Trust to meet its obligations due under the Webster Bank Deferred Compensation Plan for Directors and Officers and to mitigate expense volatility. The funding of the Rabbi Trust and the discontinuation of the Webster Bank Deferred Compensation Plan for Directors and Officers occurred during 2012. In connection with the Sterling merger, the Company acquired assets held in a separate Rabbi Trust that had been previously established to fund obligations due under the Greater New York Savings Bank Directors' Retirement Plan, which was also assumed from Sterling.
Investments held in the Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. The Company is considered the primary beneficiary of these Rabbi Trusts as it has the power to direct the activities of the Rabbi Trusts that most significantly impact its economic performance and it has the obligation to absorb losses and/or the right to receive benefits of the Rabbi Trusts that could potentially be significant.
The Rabbi Trusts' assets are included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. Investment earnings are included in Other income on the accompanying Consolidated Statements of Income, and depending on the nature of the underlying assets in the Rabbi Trusts, fair value changes are either recognized in Other income or in Other comprehensive (loss), net of tax, on the accompanying Consolidated Statements of Comprehensive Income. Additional information regarding the the Rabbi Trusts' investments can be found within Note 18: Fair Value Measurements.
Non-Consolidated
Tax Credit Finance Investments. The Company makes non-marketable equity investments in entities that sponsor affordable housing and other community development projects that qualify for the LIHTC Program pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is not only to assist the Bank in meeting its responsibilities under the CRA, but also to provide a return, primarily through the realization of tax benefits. While the Company's investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as the Company is not the primary beneficiary. The Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance and the Company does not have the obligation to absorb losses and/or the right to receive benefits. The Company applies the proportional amortization method to subsequently measure its investments in qualified affordable housing projects.
The following table summarizes the Company's LIHTC investments and related unfunded commitments:

	At December 31,
(In thousands)	2022	2021
Gross investment in LIHTC investments (1)	$797,453	$68,635
Accumulated amortization	(69,424)	(25,216)
Net investment in LIHTC investments	$728,029	$43,419

Unfunded commitments for LIHTC investments (1)	$335,959	$11,106
(1)The Company acquired $517.0 million of LIHTC investments and assumed $267.3 million of unfunded commitments for LIHTC investments in connection with the Sterling merger on January 31, 2022.
The aggregate carrying value of the Company's LIHTC investments is included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets, and represents the Company's maximum exposure to loss. The related unfunded commitments are included in Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. In addition to the LIHTC investments acquired from Sterling, there were $211.8 million and $10.1 million of net commitments approved to fund LIHTC investments during the years ended December 31, 2022, and 2021.
Webster Statutory Trust. The Company owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The Company is not the primary beneficiary of Webster Statutory Trust. Webster Statutory Trust's only assets are junior subordinated debentures that are issued by the Company, which were acquired using the proceeds from the issuance of trust preferred securities and common stock. The junior subordinated debentures are included in Long-term debt on the accompanying Consolidated Balance Sheets, and the related interest expense is reported as Interest expense on Long-term debt on the accompanying Consolidated Statements of Income. Additional information regarding these junior subordinated debentures can be found within Note 11: Borrowings.

Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company's other non-marketable investments was $144.9 million and $61.5 million at December 31, 2022, and 2021, respectively, which is included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $243.9 million and $95.9 million, respectively. Additional information regarding other non-marketable investments can be found within Note 18: Fair Value Measurements.
Note 16: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Years ended December 31,
(In thousands, except per share data)	2022	2021	2020
Net income	$644,283	$408,864	$220,621
Less: Preferred stock dividends	15,919	7,875	7,875
Net income available to common stockholders	628,364	400,989	212,746
Less: Earnings allocated to participating securities	5,672	2,302	1,272
Earnings applicable to common stockholders	$622,692	$398,687	$211,474

Weighted-average common shares outstanding - basic	167,452	89,983	89,967
Add: Effect of dilutive stock options and restricted stock	95	223	184
Weighted-average common shares outstanding - diluted	167,547	90,206	90,151

Basic earnings per common share	$3.72	$4.43	$2.35
Diluted earnings per common share	3.72	4.42	2.35
Earnings per common share is calculated under the two-class method in which all earnings (distributed and undistributed) are allocated to common stock and participating securities based on their respective rights to receive dividends. The Company may grant restricted stock, restricted stock units, non-qualified stock options, incentive stock options, or stock appreciation rights to certain employees and directors under its stock-based compensation programs, which entitle recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities.
Potential common shares from performance-based restricted stock that were not included in the computation of dilutive earnings per common share because they were anti-dilutive under the treasury stock method were 176,177, 56,829, and 43,508 for the years ended December 31, 2022, 2021, and 2020, respectively. Additional information regarding stock options and restricted stock awards can be found within Note 20: Share-Based Plans.
Note 17: Derivative Financial Instruments
Derivative Positions and Offsetting
Derivatives Designated in Hedge Relationships. Interest rate swaps allow the Company to change the fixed or variable nature of an interest rate without the exchange of the underlying notional amount. Certain pay fixed/receive variable interest rate swaps are designated as cash flow hedges to effectively convert variable-rate debt into fixed-rate debt. While certain receive fixed/pay variable interest rate swaps may be designated as fair value hedges to effectively convert fixed-rate long-term debt into variable-rate debt, the Company did not have any such instruments designated as fair value hedges at December 31, 2022, and 2021. Certain purchased options are also designated as cash flow hedges. Purchased options allow the Company to limit the potential adverse impact of variable interest rates by establishing a cap rate or floor rate in exchange for an upfront premium. The purchased options designated as cash flow hedges represent interest rate caps where payment is received from the counterparty if interest rates rise above the cap rate, and interest rate floors where payment is received from the counterparty when interest rates fall below the floor rate.
Derivatives Not Designated in Hedge Relationships. The Company also enters into other derivative transactions to manage economic risks, but does not designate the instruments in hedge relationships. In addition, the Company enters into derivative contracts to accommodate customer needs. Derivative contracts with customers are offset with dealer counterparty transactions structured with matching terms to ensure minimal impact on earnings.

The following table presents the notional amounts and fair values, including accrued interest, of derivative positions:

	At December 31, 2022
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,350,000	$1,515	$1,750,000	$9,632
Not designated as hedging instruments:
Interest rate derivatives (1)	7,024,507	221,225	7,022,844	403,952
Mortgage banking derivatives (2)	3,283	32	—	—
Other (3)	161,934	134	606,478	915
Total not designated as hedging instruments	7,189,724	221,391	7,629,322	404,867
Gross derivative instruments, before netting	$8,539,724	222,906	$9,379,322	414,499
Less: Master netting agreements		16,129		16,129
Cash collateral		184,095		—
Total derivative instruments, after netting		$22,682		$398,370

	At December 31, 2021
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$17,583	$—	$—
Not designated as hedging instruments:
Interest rate derivatives (1)	4,463,048	141,243	4,372,846	21,570
Mortgage banking derivatives (2)	14,212	80	—	—
Other (3)	76,755	211	374,688	214
Total not designated as hedging instruments	4,554,015	141,534	4,747,534	21,784
Gross derivative instruments, before netting	$5,554,015	159,117	$4,747,534	21,784
Less: Master netting agreements		6,364		6,364
Cash collateral		19,272		2,119
Total derivative instruments, after netting		$133,481		$13,301
(1)Balances related to clearing houses are presented as a single unit of account. In accordance with their rule books, clearing houses legally characterize variation margin payments as settlement of derivatives rather than collateral against derivative positions. At December 31, 2022, and 2021, notional amounts of interest rate swaps cleared through clearing houses include $2.7 billion and
$0.4 billion for asset derivatives, respectively, and zero and $2.6 billion for liability derivatives, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $2.4 million and $1.0 million at December 31, 2022, and 2021, respectively.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements and customer hedging activity, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $125.6 million and $66.0 million for asset derivatives and $559.2 million and $338.2 million for liability derivatives at December 31, 2022, and 2021, respectively, which have insignificant related fair values.
The following tables present fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At December 31, 2022
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$217,246	$16,129	$184,095	$17,022	$17,392
Liability derivatives	16,129	16,129	—	—	1,545

	At December 31, 2021
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$25,636	$6,364	$19,272	$—	$51
Liability derivatives	8,483	6,364	2,119	—	428

Derivative Activity
The following table summarizes the income statement effect of derivatives designated as cash flow hedges:

	Recognized In	Years ended December 31,
(In thousands)	Net Interest Income	2022	2021	2020
Cash flow hedges:
Interest rate derivatives	Interest and fees on loans and leases	$1,935	$10,676	$6,373
Interest rate derivatives	Long-term debt	306	411	8,206
Net recognized on cash flow hedges		$1,629	$10,265	$(1,833)
The following table summarizes information related to a fair value hedging adjustment:

Consolidated Balance Sheet Line Item in Which Previously Hedged Item is Located	Carrying Amount of Previously Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
	At December 31,		At December 31,
(In thousands)	2022	2021	2022	2021
Long-term debt (1)	$333,458	$338,811	$33,458	$38,811
(1)The Company de-designated its fair value hedging relationship on its long-term debt in 2020. The basis adjustment included in the carrying amount is being amortized into interest expense over the remaining life of the long-term debt.
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Years ended December 31,
(In thousands)	Non-interest Income	2022	2021	2020
Interest rate derivatives	Other income	$25,092	$10,369	$11,068
Mortgage banking derivatives	Mortgage banking activities	(48)	(776)	636
Other	Other income	3,249	878	(1,696)
Total not designated as hedging instruments		$28,293	$10,471	$10,008
Time-value premiums, which are amortized on a straight-line basis, are excluded from the assessment of hedge effectiveness for purchased options designated as cash flow hedges. At December 31, 2022, the remaining unamortized balance of time-value premiums was $2.8 million. Over the next twelve months, an estimated decrease to interest income of $3.5 million will be reclassified from (AOCL) relating to cash flow hedge gain/loss, and an estimated increase to interest expense of $0.3 million will be reclassified from (AOCL) relating to cash flow hedge terminations. At December 31, 2022, the remaining unamortized loss on terminated cash flow hedges is $0.3 million. The maximum length of time over which forecasted transactions are hedged is 4.3 years. Additional information regarding cash flow hedge activity impacting (AOCL) and the related amounts reclassified to net income can be found within Note 13: Accumulated Other Comprehensive (Loss) Income, Net of Tax.
Derivative Exposure. At December 31, 2022, the Company had $59.2 million in initial margin collateral posted at clearing houses. In addition, $185.6 million of cash collateral received is included in Cash and due from banks on the accompanying Consolidated Balance Sheets. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to interest rate derivatives with the Bank's customers was $5.6 million at December 31, 2022. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure related to interest rate derivatives with the Bank's customers totaled $95.3 million at December 31, 2022. The Company has incorporated a valuation adjustment to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $8.4 million and $(0.4) million at December 31, 2022, and 2021, respectively. Various factors impact changes in the valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels within the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.
•Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, rate volatility, prepayment speeds, and credit ratings), or inputs that are derived principally from or corroborated by market data, correlation or other means.
•Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. This includes certain pricing models or other similar techniques that require significant management judgment or estimation.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
AFS Investment Securities. When unadjusted quoted prices are available in an active market, the Company classifies its AFS investment securities within Level 1 of the fair value hierarchy. U.S. Treasury notes have a readily determinable fair value, and therefore, are classified within Level 1 of the fair value hierarchy.
When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has a process in place to challenge their valuations and methodologies that appear unusual or unexpected. Government agency debentures, Municipal bonds and notes, Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, Corporate debt, Private label MBS, and Other AFS investment securities are classified within Level 2 of the fair value hierarchy.
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
Mortgage Banking Derivatives. The Company uses forward sales of mortgage loans and mortgage-backed securities to manage the risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During this in-between time period, the Company is subject to the risk that market interest rates may change. If rates rise, investors generally will pay less to purchase mortgage loans, which would result in a reduction in the gain on sale of the loans, or possibly a loss. In an effort to mitigate this risk, forward delivery sales commitments are established in which the Company agrees to either deliver whole mortgage loans to various investors or issue mortgage-backed securities. The fair value of mortgage banking derivatives is determined based on current market prices for similar assets in the secondary market. Accordingly, mortgage banking derivatives are classified within Level 2 of the fair value hierarchy.

Originated Loans Held For Sale. The Company has elected to measure originated loans held for sale at fair value under the fair value option per ASC Topic 825, Financial Instruments. Electing to measure originated loans held for sale at fair value reduces certain timing differences and better reflects the price the Company would expect to receive from the sale of these loans. The fair value of originated loans held for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, originated loans held for sale are classified within Level 2 of the fair value hierarchy.
The following table compares the fair value to the unpaid principal balance of originated loans held for sale:

	At December 31,
	2022			2021
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$1,991	$1,631	$360	$4,694	$5,034	$(340)
Rabbi Trust Investments. Investments held in each of the Company's Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. The Company has elected to measure the Rabbi Trusts' investments at fair value. Accordingly, the Rabbi Trusts' investments are classified within Level 1 of the fair value hierarchy. At December 31, 2022, and 2021, the total cost basis of the investments held in the Rabbi Trusts was $10.0 million and $1.6 million, respectively.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At December 31, 2022, and 2021, equity investments with a readily determinable fair value had a total carrying amount of $0.4 million and $1.9 million, respectively, with no remaining unfunded commitment. During the year ended December 31, 2022, there were total write-downs in fair value of $1.5 million associated with these alternative investments.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company's alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At December 31, 2022, and 2021, these alternative investments had a total carrying amount of $89.2 million and $25.9 million, respectively, and a remaining unfunded commitment of $82.7 million and $14.1 million, respectively.
The following table summarizes the fair values of assets and liabilities measured at fair value on a recurring basis:

	At December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
AFS investment securities:
U.S. Treasury notes	$717,040	$—	$—	$717,040
Government agency debentures	—	258,374	—	258,374
Municipal bonds and notes	—	1,633,202	—	1,633,202
Agency CMO	—	59,965	—	59,965
Agency MBS	—	2,158,024	—	2,158,024
Agency CMBS	—	1,406,486	—	1,406,486
CMBS	—	896,640	—	896,640
CLO	—	2,107	—	2,107
Corporate debt	—	704,412	—	704,412
Private label MBS	—	44,249	—	44,249
Other	—	12,198	—	12,198
Total AFS investment securities	717,040	7,175,657	—	7,892,697
Gross derivative instruments, before netting (1)	79	222,827	—	222,906
Originated loans held for sale	—	1,991	—	1,991
Investments held in Rabbi Trusts	12,103	—	—	12,103
Alternative investments (2)	430	—	—	89,678
Total financial assets	$729,652	$7,400,475	$—	$8,219,375
Financial Liabilities:
Gross derivative instruments, before netting (1)	$843	$413,656	$—	$414,499

	At December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
AFS investment securities:
U.S. Treasury notes	$396,966	$—	$—	$396,966
Agency CMO	—	90,384	—	90,384
Agency MBS	—	1,593,403	—	1,593,403
Agency CMBS	—	1,232,541	—	1,232,541
CMBS	—	886,263	—	886,263
CLO	—	21,847	—	21,847
Corporate debt	—	13,450	—	13,450
Total AFS investment securities	396,966	3,837,888	—	4,234,854
Gross derivative instruments, before netting (1)	187	158,930	—	159,117
Originated loans held for sale	—	4,694	—	4,694
Investments held in Rabbi Trust	3,416	—	—	3,416
Alternative investments (2)	1,877	—	—	27,732
Total financial assets	$402,446	$4,001,512	$—	$4,429,813
Financial Liabilities:
Gross derivative instruments, before netting (1)	$141	$21,643	$—	$21,784
(1)Additional information regarding the impact of netting derivative assets and derivative liabilities, as well as the impact from offsetting cash collateral paid to the same derivative counterparties, can be found in Note 17: Derivative Financial Instruments.
(2)Certain alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.
Assets Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets at fair value on a non-recurring basis. The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At December 31, 2022, and 2021, the total carrying amount of these alternative investments was $42.8 million and $25.8 million, respectively, of which $5.9 million and $5.8 million, respectively, were considered to be measured at fair value. During the year ended December 31, 2022, there were $1.0 million of total net write-ups due to observable price changes and $0.2 million of total write-downs due to impairment.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to commercial loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At
December 31, 2022, and 2021, there were no loans transferred to held for sale on the accompanying Consolidated Balance Sheets.
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
OREO and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At December 31, 2022, and 2021, the total book value of OREO and repossessed assets was $2.3 million and $2.8 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that are in the process of foreclosure at December 31, 2022, was $10.1 million.

Estimated Fair Values of Financial Instruments and Mortgage Servicing Assets
The Company is required to disclose the estimated fair values of certain financial instruments and mortgage servicing rights. The following is a description of the valuation methodologies used to estimate fair value for those assets and liabilities.
Cash and Cash Equivalents. Given the short time frame to maturity, the carrying amount of cash and cash equivalents, which comprises cash and due from banks and interest-bearing deposits, approximates fair value. Cash and cash equivalents are classified within Level 1 of the fair value hierarchy.
HTM Investment Securities. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has a process in place to challenge their valuations and methodologies that appear unusual or unexpected. HTM investment securities, which include Agency CMO, Agency MBS, Agency CMBS, Municipal bonds and notes, and CMBS, are classified within Level 2 of the fair value hierarchy.
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
Mortgage Servicing Rights. Mortgage servicing rights are initially measured at fair value and subsequently measured using the amortization method. The Company assesses mortgage servicing rights for impairment each quarter and establishes or adjusts the valuation allowance to the extent that amortized cost exceeds the estimated fair market value. Fair value is calculated as the present value of estimated future net servicing income and relies on market based assumptions for loan prepayment speeds, servicing costs, discount rates, and other economic factors. Accordingly, the primary risk inherent in valuing mortgage servicing rights is the impact of fluctuating interest rates on the related servicing revenue stream. Mortgage servicing rights are classified within Level 3 of the fair value hierarchy.
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
FHLB and Long-Term Debt. The fair value of FHLB advances and long-term debt is estimated using a discounted cash flow methodology in which discount rates are matched with the time period of the expected cash flows and adjusted for associated credit risks, as appropriate. FHLB advances and long-term debt are classified within Level 2 of the fair value hierarchy.

The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing rights:

	At December 31,
	2022		2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$839,943	$839,943	$461,570	$461,570
Level 2
HTM investment securities	6,564,697	5,761,453	6,198,125	6,280,936
Level 3
Loans and leases, net	49,169,685	47,604,463	21,970,542	21,702,732
Mortgage servicing rights	9,515	27,043	9,237	12,527
Liabilities:
Level 2
Deposit liabilities	$49,893,391	$49,893,391	$28,049,259	$28,049,259
Time deposits	4,160,949	4,091,979	1,797,770	1,794,829
Securities sold under agreements to repurchase and other borrowings	1,151,830	1,151,797	674,896	676,581
FHLB advances	5,460,552	5,459,218	10,997	11,490
Long-term debt (1)	1,073,128	1,001,779	562,931	515,912
(1)Any unamortized premiums/discounts, debt issuance costs, or basis adjustments to long-term debt, as applicable, are excluded from the determination of fair value.

Note 19: Retirement Benefit Plans
Defined Benefit Pension and Postretirement Benefit Plans
The Bank had offered a qualified noncontributory defined benefit Pension Plan and a non-qualified SERP to eligible employees and key executives who met certain age and service requirements, both of which were frozen effective December 31, 2007. Only those employees who were hired prior to January 1, 2007, and who became participants of the plans prior to January 1, 2008, have accrued benefits under the plans. The Bank also provides for OPEB to certain retired employees.
In connection with the merger with Sterling, on January 31, 2022, the Company assumed the benefit obligations of Sterling's non-qualified SERP and OPEB plans, which includes the Astoria Bank Excess Benefit and Supplemental Benefit Plans, Astoria Bank Directors' Retirement Plan, Retirement Plan of the Greater New York Savings Bank for Non-Employee Directors, Supplemental Executive Retirement Plan of Provident Bank, Supplemental Executive Retirement Plan of Provident Bank - Other, Sterling Bancorp Supplemental Postretirement Life Insurance Plan, Astoria Bank Postretirement Welfare Benefit Plans, and a Split Dollar Life Insurance Arrangement. Each of the plan's measurement dates, including the plans assumed from Sterling in the merger, coincides with the Company's December 31 year end.
The following table summarizes the changes in the benefit obligation, fair value of plan assets, and funded status of the defined benefit pension and postretirement benefit plans at December 31:

	Pension		SERP		OPEB
(In thousands)	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Beginning balance	$250,263	$266,414	$1,873	$2,046	$1,904	$1,998
Benefit obligation assumed from Sterling	—	—	4,517	—	26,030	—
Service cost	—	—	—	—	34	—
Interest cost	5,565	4,663	107	30	652	19
Actuarial (gain) loss	(57,751)	(11,131)	(581)	(77)	(4,992)	32
Benefits and administrative expenses paid	(10,241)	(9,683)	(1,671)	(126)	(806)	(145)
Ending balance	187,836	250,263	4,245	1,873	22,822	1,904
Change in plan assets:
Beginning balance	271,846	266,268	—	—	—	—
Actual return on plan assets	(60,223)	15,261	—	—	—	—
Employer contributions	—	—	1,671	126	806	145
Benefits paid	(10,241)	(9,683)	(1,671)	(126)	(806)	(145)
Ending balance	201,382	271,846	—	—	—	—
Funded status (1)	$13,546	$21,583	$(4,245)	$(1,873)	$(22,822)	$(1,904)
(1)The overfunded (underfunded) status of each plan is respectively included in Accrued interest receivable and other assets or Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets, as applicable.
Excluding the impact of the merger with Sterling, the change in the total funded status of the defined benefit pension and postretirement benefit plans is primarily attributed to higher actuarial gains due to the increase in discount rate and, for the pension plan only, a negative return on plan assets due to lower market valuations.
The following table summarizes the weighted-average assumptions used to determine the benefit obligation at December 31:

	Discount Rate
	2022	2021
Pension:
Webster Bank Pension Plan	4.96%	2.65%
SERP:
Webster Bank Supplemental Defined Benefit Plan for Executive Officers	4.88%	2.45%
Astoria Bank Excess Benefit and Supplemental Benefit Plans	4.77%	n/a
Astoria Bank Directors' Retirement Plan	4.70%	n/a
Retirement Plan of the Greater New York Savings Bank for Non-Employee Directors	4.70%	n/a
Supplemental Executive Retirement Plan of Provident Bank	5.04%	n/a
Supplemental Executive Retirement Plan of Provident Bank - Other	4.90%	n/a
OPEB:
Webster Bank Postretirement Medical Benefit Plan	4.72%	1.99%
Sterling Bancorp Supplemental Postretirement Life Insurance Plan	4.70%	n/a
Astoria Bank Postretirement Welfare Benefit Plans	4.94%	n/a
Split Dollar Life Insurance Arrangement	4.63%	n/a

The following table summarizes the amounts recorded in accumulated other comprehensive (loss) income that have not yet been recognized in net periodic benefit (income) cost at December 31:

	Pension		SERP		OPEB
(In thousands)	2022	2021	2022	2021	2022	2021
Net actuarial loss (gain)	$56,717	$41,792	$50	$658	$(5,573)	$(620)
Deferred tax benefit (expense)	15,383	8,636	14	136	(1,512)	(128)
Net amount recorded in (AOCL) AOCI	$41,334	$33,156	$36	$522	$(4,061)	$(492)
The following table summarizes the components of net periodic benefit (income) cost for the years ended December 31:

	Pension			SERP			OPEB
(In thousands)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$—	$—	$—	$—	$—	$—	$34	$—	$—
Interest cost	5,565	4,663	6,511	107	30	46	652	19	46
Expected return on plan assets	(14,675)	(14,385)	(13,522)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	2,224	4,102	4,027	26	38	23	(40)	(38)	(74)
Net periodic benefit (income) cost (1)	$(6,886)	$(5,620)	$(2,984)	$133	$68	$69	$646	$(19)	$(28)
(1)Net periodic benefit (income) cost is included in Other expense on the accompanying Consolidated Statements of Income.
The following table summarizes the weighted-average assumptions used to determine net periodic benefit (income) cost for the years ended December 31:

	Discount Rate
	2022	2021	2020
Pension:
Webster Bank Pension Plan	2.65%	2.29%	3.07%
SERP:
Webster Bank Supplemental Defined Benefit Plan for Executive Officers	2.45%	1.91%	2.82%
Astoria Bank Excess Benefit and Supplemental Benefit Plans	2.58%	n/a	n/a
Astoria Bank Directors' Retirement Plan	2.23%	n/a	n/a
Retirement Plan of the Greater New York Savings Bank for Non-Employee Directors	2.37%	n/a	n/a
Supplemental Executive Retirement Plan of Provident Bank	2.76%	n/a	n/a
Supplemental Executive Retirement Plan of Provident Bank - Other	2.38%	n/a	n/a
OPEB:
Webster Bank Postretirement Medical Benefit Plan	1.99%	1.40%	2.50%
Sterling Bancorp Supplemental Postretirement Life Insurance Plan	2.35%	n/a	n/a
Astoria Bank Postretirement Welfare Benefit Plans	2.93%	n/a	n/a
Split Dollar Life Insurance Arrangement	2.20%	n/a	n/a

	Expected Long-Term Rate of Return on Plan Assets
	2022	2021	2020
Pension:
Webster Bank Pension Plan	5.50%	5.50%	5.75%

	Assumed Health Care Cost Trend Rate (1)
	2022	2021	2020
OPEB:
Webster Bank Postretirement Medical Benefit Plan	6.25%	6.50%	6.50%
Astoria Bank Postretirement Welfare Benefit Plans	6.60%	n/a	n/a
(1)The rates to which the healthcare cost trend rates are assumed to decline (ultimate trend rates) along with the year that the ultimate trend rates will be reached for the Webster Bank Postretirement Medical Benefit Plan and the Astoria Bank Postretirement Welfare Benefit Plans are 4.40% in 2030, and 4.75% in 2033, respectively.
The discount rates used to determine the benefit obligation and net periodic benefit (income) cost for the Company's defined benefit pension and postretirement benefit plans were generally selected by reference to a high-quality bond yield curve, using a full yield curve approach, and matched to the timing and amount of each plan's expected benefit payments.

The following table summarizes amounts recognized in other comprehensive (loss) income, including reclassification adjustments, for the years ended December 31:

	Pension				SERP			OPEB
(In thousands)	2022	2021	2020		2022	2021	2020	2022	2021	2020
Net actuarial loss (gain)	$17,148	$(12,008)	$5,375		$(581)	$(77)	$194	$(4,992)	$33	$(307)
Amounts reclassified from (AOCL) AOCI	(2,224)	(4,102)	(4,027)	-4027000	(26)	(38)	(23)	40	38	74
Total loss (gain) recognized in (OCL) OCI	$14,924	$(16,110)	$1,348		$(607)	$(115)	$171	$(4,952)	$71	$(233)
At December 31, 2022, the expected future benefit payments for the Company's defined benefit pension and postretirement benefits plans are as follows:

(In thousands)	Pension	SERP	OPEB
2023	$10,224	$475	$2,850
2024	10,804	478	2,669
2025	11,236	460	2,522
2026	11,644	440	2,330
2027	12,046	419	2,153
Thereafter	63,884	1,724	7,800
Asset Management
The Pension Plan invests primarily in common collective trusts and registered investment companies. However, the Pension Plan's investment policy guidelines also allow for the investment in cash and cash equivalents, fixed income securities, and equity securities. Common collective trusts and registered investment companies are both benchmarked against the Standard & Poor's 500 Index. Incremental benchmarks used to assess the common collective trusts include the S&P 400 Mid Cap Index, Russell 200 Index, MSCI ACWI ex U.S. Index, and the Barclay's Capital U.S. Long Credit Index. The standard deviation should not exceed that of the composite index. The Pension Plan's investment strategy and asset allocations are monitored by the Company's Retirement Plans Committee with the assistance of external investment advisors, and the investment portfolio is rebalanced, as appropriate. The target asset allocation percentages for the year ended December 31, 2022, were 64.5%
fixed-income investments and 35.5% equity investments. The actual asset allocation percentages for the year ended
December 31, 2022, were 63.8% fixed-income investments, 35.4% equity investments, and 0.8% cash and cash equivalents.
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

The following table sets forth by level within the fair value hierarchy the Pension Plan's assets at fair value:

	At December 31,
	2022				2021
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common collective trusts	—	172,941	—	172,941	—	230,923	—	230,923
Registered investment companies	$26,923	$—	$—	$26,923	$39,082	$—	$—	$39,082
Cash and cash equivalents	1,518	—	—	1,518	1,841	—	—	1,841
Total pension plan assets	$28,441	$172,941	$—	$201,382	$40,923	$230,923	$—	$271,846
Multiple-Employer Defined Benefit Pension Plan
The Bank participates in a multi-employer plan that provides pension benefits to former employees of a bank acquired by the Company. Participation in the plan was frozen as of September 1, 2004. The plan maintains a single trust and does not segregate the assets or liabilities of its participating employers. Minimum required employer contributions are determined by an independent actuary and are calculated using a 7-year shortfall amortization factor. There are no collective bargaining agreements or other obligations requiring contributions to the plan, nor has a funding improvement plan been implemented.
The following table summarizes information related to the Bank's participation in the multi-employer plan:

(In thousands)				Contributions Years Ended December 31,			Funded Status At December 31,
Plan Name	Employer Identification Number	Plan Number	Surcharge Imposed	2022	2021	2020	2022	2021
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888	333	No	$448	$692	$998	At least 80 percent	At least 80 percent
The Bank's contributions to the multi-employer plan for the years ended December 31, 2022, 2021, and 2020, did not exceed more than 5% of total plan contributions for the plan years ended June 30, 2021, 2020, and 2019. The plan's Form 5500 was not available for the plan year ended June 30, 2022, as of the date the Company's Consolidated Financial Statements were issued. As of July 1, 2022, the date of the most recent actuarial valuation, the plan administrator confirmed that the Bank’s portion of the multi-employer plan was $2.1 million underfunded.
Defined Contribution Postretirement Benefit Plans
The Bank also sponsors defined contribution postretirement benefit plans established under Section 401(k) of the Internal Revenue Code:
Webster Bank Retirement Savings Plan. Employees who have attained age 21 may elect to contribute up to 75% of their eligible compensation on either a pre-tax or post-tax basis. The Bank makes matching contributions equal to 100% of the first 2% and 50% of the next 6% of employees contributions after employees have completed one year of eligible service. If an employee fails to enroll in the plan within 90 days of hire, the employee will be automatically enrolled on a pre-tax basis with a deferral rate set at 3% of eligible compensation. Individuals who became employees of the Company as a result of the merger with Sterling are not eligible to participate in the plan.
Sterling National Bank 401k and Profit Sharing Plan. Eligible legacy Sterling employees as January 31, 2022, who are now employees of the Company may elect to contribute up to 50% of their eligible compensation to the plan. The Bank makes matching contributions equal to 50% of employee contributions up to 4% of eligible compensation, for a maximum match of 2%, and a profit sharing contribution equal to 3% of eligible compensation for all eligible legacy Sterling employees, regardless of whether they had contributed to the plan in the current year. The plan also includes an automatic employee deferral increase provision, whereby deferral contributions for participants who had been automatically enrolled in the plan will increase by 1% every January 1 up to 10%.
Compensation and benefits expense included total employer contributions under the plans of $18.2 million, $13.1 million, and $13.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 20: Share-Based Plans
The Company maintains a stock compensation plan that provides for the grant of stock options, stock appreciation rights, restricted stock, performance-based stock, and stock units to better align the interests of its employees and directors with those of its stockholders. The number of shares of Webster common stock approved by stockholders that could be issued under the plan is 17.4 million shares. At December 31, 2022, there were 2.6 million shares remaining to be granted. Stock compensation expense is recognized over the required service vesting period for each award based on the grant-date fair value, and is included in Compensation and benefits on the accompanying Consolidated Statements of Income.
The following table summarizes stock-based compensation plan activity for the year ended December 31, 2022:

	Non-Vested Restricted Stock Awards Outstanding				Stock Options Outstanding
	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance, beginning of period	529,284	$48.77	266,417	$50.03	107,612	$23.05
Granted (1)	711,503	54.95	307,852	57.66	—	—
Sterling replacement awards (2)	1,185,499	56.81	—	—	10,972	29.14
Adjustment (3)	187,915	56.81	(187,915)	47.43	—	—
Vested	(993,512)	48.69	(59,400)	56.14	—	—
Forfeited	(140,947)	51.43	(16,580)	55.63	—	—
Exercised	—	—	—	—	(30,355)	23.18
Balance, end of period	1,479,742	50.47	310,374	57.65	88,229	23.76
(1)Includes 127,524 shares for performance-based awards that were granted to certain executives on February 1, 2022, in order to incentivize their efforts to promote the integration of Webster and Sterling. One-third of these awards will be eligible to vest each year, in an amount ranging from 50% to 100% of target, based on the achievement of performance metrics in each of the three performance periods, and generally subject to the executive's continued employment.
(2)The Company issued 1,126,495 shares of common stock and reissued 59,004 shares from Treasury stock in order to satisfy its consideration to replace Sterling equity awards under the merger agreement. During the year ended December 31, 2022, the Company recognized an increase of $18.8 million in stock compensation expense related to the replacement equity awards.
(3)Due to the impact of the merger with Sterling on the level of achievement of target performance conditions for the open performance periods applicable to outstanding awards, certain non-vested performance-based restricted stock awards were converted into time-based restricted stock awards on January 31, 2022.
Restricted Stock Awards
Time-based restricted stock awards vest over the applicable service period ranging from one to three years. Under the plan, the number of time-based restricted stock awards that may be granted to an eligible individual per calendar year is limited to 100,000 shares. The fair value of time-based restricted stock awards used to determine compensation expense is measured using the closing price of Webster common stock at the grant date.
Performance-based restricted stock awards generally vest after a three year performance period, with the total share quantity dependent on the Company meeting certain target performance conditions throughout the vesting period, ranging from 0% to 150%. Under the plan, 50% of the share quantity is determined based on total stockholder return as compared to the Company's compensation peer group, while the other 50% is based on the Company's average return on equity. The fair value of performance-based restricted stock awards used to determine compensation expense is calculated using the Monte-Carlo simulation model for total stockholder return awards and the closing price of Webster common stock at the grant date for average return on equity awards. Compensation expense may be subject to adjustment based on management's assessment of the Company's average return on equity performance relative to the target number of shares condition.
For the years ended December 31, 2022, 2021, and 2020, the Company recognized restricted stock compensation expense totaling $55.1 million, $13.7 million, and $12.2 million, respectively. The corresponding income tax benefit recognized was $12.0 million, $5.4 million, and $2.6 million, respectively. The fair value of restricted stock awards that had vested during the years ended December 31, 2022, 2021, and 2020, was $51.7 million, $12.5 million, and $13.5 million, respectively. At December 31, 2022, there was $36.3 million of unrecognized restricted stock expense related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Stock Options
Stock options are granted at an exercise price equal to the market value of Webster common stock on the grant date. Each stock option grants the holder the right to acquire one share of Webster common stock over a contractual life of ten years. The Company has not granted stock options since 2013. At December 31, 2022, there were 10,278 and 77,951 incentive and non-qualified stock options outstanding, respectively, which have a weighted-average remaining contractual life of 0.4 years, and all of which have vested and are exercisable.
Total pre-tax intrinsic value, or the difference between the Webster common stock closing price on the last trading day of the year and the weighted-average exercise price multiplied by the number of shares, represents the aggregate intrinsic value that would have been received by the option holders had all of their outstanding options been exercised on December 31, 2022. At December 31, 2022, the total pre-tax intrinsic value was $2.1 million. For the years ended December 31, 2022, 2021, and 2020, the total intrinsic value of the options exercised was $1.0 million, $9.0 million, and $0.1 million, respectively. The amount of cash received from the exercise of stock options during the years ended December 31, 2022, 2021, and 2020, was $0.7 million, $7.1 million, and $0.2 million, respectively.

Note 21: Segment Reporting
The Company’s operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Consumer Banking. These segments reflect how executive management responsibilities are assigned, how discrete financial information is evaluated, the type of customer served, and how products and services are provided. Certain Treasury activities, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category.
Effective January 1, 2022, the Company realigned its investment services operations from Commercial Banking to Consumer Banking (called Retail Banking in 2021) to better serve its customers and deliver operational efficiencies. Under this realignment, $125.4 million of deposits and $4.3 billion of assets under administration (off-balance sheet) were reassigned from Commercial Banking to Consumer Banking. The Company also realigned certain product management and customer contact center operations from both Commercial Banking and Consumer Banking to the Corporate and Reconciling category, which resulted in an insignificant reassignment of assets and liabilities.
There was no goodwill reallocation nor goodwill impairment as a result of these realignments. In addition, the non-interest expense allocation methodology was modified to exclude certain overhead and merger-related costs that are not directly related to segment performance. Prior period balance sheet information and results of operations have been recast accordingly to reflect these realignments.
As discussed previously in Note 2: Mergers and Acquisitions, Webster acquired Sterling on January 31, 2022, and the allocation of the purchase price is considered preliminary at December 31, 2022. Accordingly, of the total $1.9 billion in preliminary goodwill recorded, $1.7 billion and $0.2 billion was preliminarily allocated to Commercial Banking and Consumer Banking, respectively. The $36.0 million of goodwill recorded in connection with the Bend acquisition was allocated entirely to HSA Bank.
Segment Reporting Methodology
The Company uses an internal profitability reporting system to generate information by reportable segment, which is based on a series of management estimates for funds transfer pricing, and allocations for non-interest expense, provision for credit losses, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are periodically reviewed and refined. Changes in estimates and allocations that affect the results of any reportable segment do not affect the consolidated financial position or results of operations of the Company as a whole. The full profitability measurement reports, which are prepared for each reportable segment, reflect non-GAAP reporting methodologies. The differences between full profitability and GAAP results are reconciled in the Corporate and Reconciling category.
The Company allocates interest income and interest expense to each business through an internal matched maturity FTP process. The goal of the FTP allocation is to encourage loan and deposit growth consistent with the Company’s overall profitability objectives. The FTP process considers the specific interest rate risk and liquidity risk of financial instruments and other assets and liabilities in each line of business. Loans are assigned an FTP rate for funds used and deposits are assigned an FTP rate for funds provided. The allocation considers the origination date and the earlier of the maturity date or the repricing date of a financial instrument to assign an FTP rate for loans and deposits originated each day. The FTP process transfers the corporate interest rate risk exposure to the treasury function included within the Corporate and Reconciling category where such exposures are centrally managed.
The Company allocates a majority of non-interest expense to each reportable segment using an activity and driver-based costing process. Costs, including shared services and back-office support areas, are analyzed, pooled by process, and assigned to the appropriate reportable segment. The combination of direct revenue, direct expenses, funds transfer pricing, and allocations of non-interest expense produces PPNR, which is the basis the segments are reviewed by executive management. The Company also allocates the provision for credit losses to each reportable segment based on management's estimate of the inherent loss content in each of the specific loan and lease portfolios. The ACL on loans and leases is included in total assets within the Corporate and Reconciling category. Business development expenses, such as merger-related and strategic initiatives costs, are also generally included in the Corporate and Reconciling category.

The following table presents balance sheet information, including the appropriate allocations, for the Company's reportable segments and the Corporate and Reconciling category:

	At December 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,904,291	$57,779	$552,034	$—	$2,514,104
Total assets	44,380,582	122,729	10,625,334	16,148,876	71,277,521

	At December 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$131,000	$21,813	$385,560	$—	$538,373
Total assets	15,398,159	73,564	7,663,921	11,779,955	34,915,599

The following tables present operating results, including the appropriate allocations, for the Company’s reportable segments and the Corporate and Reconciling category:

	Year ended December 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$1,346,384	$218,149	$720,789	$(251,036)	$2,034,286
Non-interest income	171,437	104,586	119,691	45,069	440,783
Non-interest expense	398,100	151,329	426,133	420,911	1,396,473
Pre-tax, pre-provision net revenue	1,119,721	171,406	414,347	(626,878)	1,078,596
Provision (benefit) for credit losses	276,550	—	(3,754)	7,823	280,619
Income before income taxes	843,171	171,406	418,101	(634,701)	797,977
Income tax expense	207,188	45,937	108,657	(208,088)	153,694
Net income	$635,983	$125,469	$309,444	$(426,613)	$644,283

	Year ended December 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$585,297	$168,595	$375,318	$(228,121)	$901,089
Non-interest income	83,538	102,814	95,887	41,133	323,372
Non-interest expense	192,977	134,258	297,217	120,648	745,100
Pre-tax, pre-provision net revenue	475,858	137,151	173,988	(307,636)	479,361
(Benefit) for credit losses	(51,348)	—	(3,068)	(84)	(54,500)
Income before income taxes	527,206	137,151	177,056	(307,552)	533,861
Income tax expense	134,965	36,619	42,139	(88,726)	124,997
Net income	$392,241	$100,532	$134,917	$(218,826)	$408,864

	Year ended December 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$512,691	$162,363	$334,157	$(117,818)	$891,393
Non-interest income	66,867	100,826	97,778	19,806	285,277
Non-interest expense	181,218	133,919	334,008	109,801	758,946
Pre-tax, pre-provision net revenue	398,340	129,270	97,927	(207,813)	417,724
Provision (benefit) for credit losses	152,571	—	(14,722)	(99)	137,750
Income before income taxes	245,769	129,270	112,649	(207,714)	279,974
Income tax expense	61,086	34,501	24,956	(61,190)	59,353
Net income	$184,683	$94,769	$87,693	$(146,524)	$220,621

Note 22: Revenue from Contracts with Customers
The following tables summarize revenues recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. These disaggregated amounts, together with sources of other non-interest income that are subject to other GAAP topics, have been reconciled to non-interest income by reportable segment as presented within Note 21: Segment Reporting.

	Year ended December 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$27,663	$97,654	$71,353	$1,802	$198,472
Loan and lease related fees (1)	21,498	—	—	—	21,498
Wealth and investment services	11,350	—	28,957	(30)	40,277
Other	—	6,932	1,493	—	8,425
Revenue from contracts with customers	60,511	104,586	101,803	1,772	268,672
Other sources of non-interest income	110,926	—	17,888	43,297	172,111
Total non-interest income	$171,437	$104,586	$119,691	$45,069	$440,783

	Year ended December 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$16,933	$94,844	$50,561	$372	$162,710
Wealth and investment services	12,152	—	27,471	(37)	39,586
Other	—	7,970	2,140	—	10,110
Revenue from contracts with customers	29,085	102,814	80,172	335	212,406
Other sources of non-interest income	54,453	—	15,715	40,798	110,966
Total non-interest income	$83,538	$102,814	$95,887	$41,133	$323,372

	Year ended December 31, 2020
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$14,740	$92,693	$48,493	$106	$156,032
Wealth and investment services	10,644	—	22,307	(35)	32,916
Other	—	8,133	1,656	—	9,789
Revenue from contracts with customers	25,384	100,826	72,456	71	198,737
Other sources of non-interest income	41,483	—	25,322	19,735	86,540
Total non-interest income	$66,867	$100,826	$97,778	$19,806	$285,277
(1)A portion of loan and lease related fees comprises income generated from factored receivables and payroll financing activities that is within the scope of ASC Topic 606. These revenue streams were new to the Company in 2022 due to the businesses acquired in connection with the Sterling merger.
Contracts with customers did not generate significant contract assets and liabilities at December 31, 2022, and 2021.
Major Revenue Streams
Deposit service fees consist of fees earned from commercial and consumer customer deposit accounts, such as account maintenance and cash management/analysis fees, as well as other transactional service charges (i.e., insufficient funds, wire transfer, stop payment fees, etc.). Performance obligations for account maintenance services and cash management/analysis fees are satisfied on a monthly basis at a fixed transaction price, whereas performance obligations for other deposit service charges that result from various customer-initiated transactions are satisfied at a point-in-time when the service is rendered. Payment for deposit service fees is generally received immediately or in the following month through a direct charge to the customers' accounts. Certain commercial customer contracts include credit clauses, whereby the Company will grant credit upon the customer meeting pre-determined conditions, which can be used to offset fees. On occasion, the Company may also waive certain fees. Fee waivers are recognized as a reduction to revenue in the period the waiver is granted to the customer. Due to the insignificance of the amounts waived, the Company does not reduce its transaction price to reflect any variable consideration.
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

Factored receivables non-interest income consists of fees earned from accounts receivable management services. The Company factors accounts receivable, with and without recourse, for customers whereby the Company purchases their accounts receivable at a discount and assumes the risk, as applicable, and ownership of the assets through direct cash receipt from the end consumer. Factoring services are performed in exchange for a non-refundable fee at a transaction price based on a percentage of the gross invoice amount of each receivable purchased, subject to a minimum required amount. The performance obligation for factoring services is generally satisfied at a point-in-time when the receivable is assigned to the Company. However, should the commission earned not meet or exceed the minimum required annual amount, the difference between that and the actual amount is recognized at the end of the contract term. Other fees associated with factoring receivables may include wire transfer and technology fees, field examination fees, and Uniform Commercial Code fees, where the performance obligations are satisfied at a point-in-time when the services are rendered. Payment from the customer for factoring services is generally received immediately or within the following month.
Payroll finance non-interest income consists of fees earned from performing payroll financing and business process outsourcing services, including full back-office technology and tax accounting services, along with payroll preparation, making payroll tax payments, invoice billings, and collections for independently-owned temporary staffing companies nationwide. Performance obligations for payroll finance and business processing activities are either satisfied upon completion of the support services or as payroll remittances are made on behalf of customers to fund their employee payroll, which generally occurs on a weekly basis. The agreed-upon transaction price is based on a fixed-percentage per the terms of the contract, which could be subject to a hold-back reserve to provide for any balances that are assessed to be at risk of collection. When the Company collects on amounts due from end consumers on behalf of its customers and at the time of financing payroll, the Company retains the agreed-upon transaction price payable for the performance of its services and remits an amount to the customer net of any advances and payroll tax withholdings, as applicable.
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

Note 23: Commitments and Contingencies
Credit-Related Financial Instruments
In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, standby letters of credit, and commercial letters of credit, which involve, to varying degrees, elements of credit risk.
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

	At December 31,
(In thousands)	2022	2021
Commitments to extend credit	$11,237,496	$6,870,095
Standby letters of credit	380,655	224,061
Commercial letters of credit	53,512	58,175
Total credit-related financial instruments with off-balance sheet risk	$11,671,663	$7,152,331
The Company enters into contractual commitments to extend credit to its customers (i.e., revolving credit arrangements, term loan commitments, and short-term borrowing agreements), generally with fixed expiration dates or other termination clauses and that require payment of a fee. Substantially all of the Company's commitments to extend credit are contingent upon its customers maintaining specific credit standards at the time of loan funding, and are often secured by real estate collateral. Since the majority of the Company's commitments typically expire without being funded, the total contractual amount does not necessarily represent the Company's future payment requirements.
Standby letters of credit are written conditional commitments issued by the Company to guarantee its customers' performance to a third party. In the event the customer does not perform in accordance with the terms of its agreement with a third-party, the Company would be required to fund the commitment. The contractual amount of each standby letter of credit represents the maximum amount of potential future payments the Company could be required to make. Historically, the majority of the Company's standby letters of credit expire without being funded. However, if the commitment were funded, the Company has recourse against the customer. The Company's standby letter of credit agreements are often secured by cash or other collateral.
Commercial letters of credit are issued to finance either domestic or foreign customer trade arrangements. As a general rule, drafts are committed to be drawn when the goods underlying the transaction are in transit. Similar to standby letters of credit, the Company's commercial letter of credit agreements are often secured by the underlying goods subject to trade.
The following table summarizes the activity in the ACL on unfunded loan commitments, which provides for the unused portion of commitments to lend that are not unconditionally cancellable by the Company:

	Years ended December 31,
(In thousands)	2022	2021	2020
Balance, beginning of period	$13,104	$12,755	$2,367
Adoption of CECL	—	—	9,139
ACL established in the Sterling merger	6,749	—	—
Provision for credit losses	7,854	349	1,249
Balance, end of period	$27,707	$13,104	$12,755
Litigation
The Company is subject to certain legal proceedings and unasserted claims and assessments in the ordinary course of business. Legal contingencies are evaluated based on information currently available, including advice of counsel and assessment of available insurance coverage. The Company establishes an accrual for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Once established, each accrual is adjusted to reflect any subsequent developments. Legal contingencies are subject to inherent uncertainties, and unfavorable rulings may occur that could cause the Company to either adjust its litigation accrual or incur actual losses that exceed the current estimate, which ultimately could have a material adverse effect, either individually or in the aggregate, on its business, financial condition, or operating results. The Company will consider settlement of cases when it is in the best interests of the Company and its stakeholders. The Company intends to defend itself in all claims asserted against it, and management currently believes that the outcome of these contingencies will not be material, either individually or in the aggregate, to the Company or its consolidated financial position.

Note 24: Parent Company Financial Information
The following tables summarize condensed financial information for the Parent Company only:

CONDENSED BALANCE SHEETS
	December 31,
(In thousands)	2022	2021
Assets:
Cash and due from banks	$305,331	$316,193
Intercompany debt securities	150,000	150,000
Investment in subsidiaries	8,631,202	3,526,782
Alternative investments	46,349	20,163
Other assets	13,358	3,953
Total assets	$9,146,240	$4,017,091
Liabilities and stockholders’ equity:
Senior notes	$480,878	$485,611
Subordinated notes	514,930	—
Junior subordinated debt	77,320	77,320
Accrued interest payable	7,457	5,861
Due to subsidiaries	3,858	488
Other liabilities	5,611	9,486
Total liabilities	1,090,054	578,766
Stockholders’ equity	8,056,186	3,438,325
Total liabilities and stockholders’ equity	$9,146,240	$4,017,091

CONDENSED STATEMENTS OF INCOME
	Years ended December 31,
(In thousands)	2022	2021	2020
Income:
Dividend income from bank subsidiary	$475,000	$200,000	$20,000
Interest income on securities and interest-bearing deposits	5,955	3,444	5,530
Alternative investments income	6,416	13,033	2,467
Other non-interest income	112	75	634
Total income	487,483	216,552	28,631
Expense:
Interest expense on borrowings	34,284	16,876	18,684
Merger-related expenses	40,314	16,266	—
Other non-interest expense	22,592	15,921	16,426
Total expense	97,190	49,063	35,110
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	390,293	167,489	(6,479)
Income tax benefit	20,799	3,121	4,572
Equity in undistributed earnings of subsidiaries	233,191	238,254	222,528
Net income	$644,283	$408,864	$220,621

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Years ended December 31,
(In thousands)	2022	2021	2020
Net income	$644,283	$408,864	$220,621
Other comprehensive (loss) income, net of tax:
Derivative instruments	226	226	2,622
Other comprehensive (loss) income of subsidiaries	(662,606)	(65,062)	75,706
Other comprehensive (loss) income, net of tax	(662,380)	(64,836)	78,328
Comprehensive (loss) income	$(18,097)	$344,028	$298,949

CONDENSED STATEMENTS OF CASH FLOWS
	Years ended December 31,
(In thousands)	2022	2021	2020
Operating activities:
Net income	$644,283	$408,864	$220,621
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(233,191)	(238,254)	(222,528)
Common stock contribution to charitable foundation	10,500	—	—
Other, net	(2,853)	3,562	29,697
Net cash provided by operating activities	$418,739	$174,172	$27,790
Investing activities:
Alternative investments (capital call), net of distributions	(16,292)	(6,304)	(3,751)
Net cash received in business combination	193,238	—	—
Net cash provided by (used in) investing activities	176,946	(6,304)	(3,751)
Financing activities:
Dividends paid to common stockholders	(247,767)	(145,223)	(144,967)
Dividends paid to preferred stockholders	(13,725)	(7,875)	(7,875)
Exercise of stock options	703	3,492	240
Common stock repurchase program	(322,103)	—	(76,556)
Common shares acquired related to stock compensation plan activity	(23,655)	(4,384)	(3,506)
Net cash (used in) by financing activities	(606,547)	(153,990)	(232,664)

Net (decrease) increase in cash and cash equivalents	(10,862)	13,878	(208,625)
Cash and cash equivalents at beginning of year	316,193	302,315	510,940
Cash and cash equivalents at end of year	$305,331	$316,193	$302,315
Note 25: Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that, except for the acquisition of interLINK discussed within
Note 2: Mergers and Acquisitions, no other significant events were identified requiring recognition or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2022. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, described below under the heading "Management's Annual Report on Internal Control Over Financial Reporting."
Following identification of the material weaknesses and prior to filing this Annual Report on Form 10-K (this "Form 10-K"), we completed substantive procedures for the year ended December 31, 2022. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for the periods presented in this Form 10-K.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. It includes those policies and procedures that:
1.pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;
2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of the company; and
3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.
Our management conducted an assessment, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer under the oversight of our Board of Directors, of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective at December 31, 2022, because of the material weaknesses described below.
Based on the COSO criteria, management identified control deficiencies that constitute material weaknesses. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not have effective general information technology controls (ITGCs) related to Sterling, which was acquired during 2022. Specifically, the Company did not design and implement appropriate logical access controls including deprovisioning, privileged access, and user access reviews. These control deficiencies were a result of ineffective risk assessment associated with the IT environment and individuals with insufficient knowledge and training associated with designing and implementing the controls. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems are considered ineffective because they could have been adversely impacted.
The material weaknesses did not result in any identified misstatements to the financial statements or previously released financial results.
The Company's independent registered public accounting firm, KPMG LLP, has issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, which appears below under the heading "Report of Independent Registered Public Accounting Firm."
Remediation
Management plans to implement measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include:(i) designing and implementing controls related to deprovisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate logical access, and (iii) improving the existing training program associated with control design and implementation. We believe that these actions will remediate the material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of 2023.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than the material weaknesses described above, occurred during the quarter ended December 31, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Because of its inherent limitations, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Webster Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Webster Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 10, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company did not have effective general information technology controls (ITGCs) related to Sterling which was acquired during 2022. Specifically, the Company did not design and implement appropriate logical access controls including deprovisioning, privileged access, and user access reviews. These control deficiencies were a result of ineffective risk assessment associated with the IT environment and individuals with insufficient knowledge and training associated with designing and implementing the controls. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems are considered ineffective because they could have been adversely impacted. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
March 10, 2023
ITEM 9B. OTHER INFORMATION
Not applicable
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and employees, including its principal executive officer, principal financial officer, and principal accounting officer. The Company has also adopted a Corporate Governance Policy and a charter for each of the Board of Directors' standing committees, which includes an Audit Committee, Compensation Committee, and Nominating Committee. The Company's Code of Business Conduct and Ethics, Corporate Governance Policy, and the charters for the Audit, Compensation, and Nominating Committees can be found within the investor relations section of its internet website (http://investors.websterbank.com).
A printed copy of any of these documents can be obtained, without charge, directly from the Company at the following address:
Webster Financial Corporation
200 Elm Street
Stamford, Connecticut 06902
Attn: Investor Relations
Telephone: (203) 578-2202
Information regarding directors and executive officers, and additional information regarding corporate governance, will be set forth in the Proxy Statement, including under the sections captioned "Election of Directors," "Board Meetings, Committees of the Board and Related Matters," "Executive Officers," and "Delinquent Section 16(a) Reports" (if required to be included), which are incorporated herein by reference. The Proxy Statement is required to be filed with the SEC no later than 120 days after the close of the year ended December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will beset forth in the Proxy Statement, including under the sections captioned "Compensation of Directors," "Executive Officers," "Compensation of Named Executive Officers," and "Compensation Discussion and Analysis," which are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters can be found within Note 20: Share-Based Plans in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of this report, and will be set forth in the Proxy Statement, including under the sections captioned "Securities Ownership of Certain Beneficial Owners of Management," and "Equity Compensation Plan Information," which are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence will be set forth in the Proxy Statement, including under the sections captioned "Compensation Committee Interlocks and Insider Participation," "Transactions with Related Persons," "Policies and Procedures Regarding Transactions with Related Persons," "Director Independence," and "Current Board Composition, Diversity and Refreshment," and "Committees of the Board," which are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services will be set forth in the Proxy Statement, including under the section captioned "Auditor Ratification," which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
The Company’s Consolidated Financial Statements, and the accompanying Notes thereto, and the report of the independent registered public accounting firm thereon, are included in Part II - Item 8. Financial Statements and Supplementary Data.
Financial Statement Schedules
All financial statement schedules for the Company have been included in the Consolidated Financial Statements, and the accompanying Notes thereto, or are either inapplicable or not required and therefore have been omitted.
Exhibits
A list of exhibits to this Form 10-K is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
2	Agreement and Plan of Merger, dated as of April 18, 2021, by and between Sterling Bancorp and Webster Financial Corporation		8-K	2.1	4/23/2021
3	Certificate of Incorporation and Bylaws
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.4	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.5	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.7	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.8	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.9	Certificate of Designations establishing the rights of the Company's 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.10	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.11	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
4	Instruments Defining the Rights of Security Holders
4.1	Description of the Securities of the Registrant		10-K	4.1	2/25/2022
4.2	Specimen common stock certificate		10-K	4.1	3/10/2006
4.3	Junior Subordinated Indenture, dated as of January 29, 1997, between the Company and The Bank of New York, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-K	10.41	3/27/1997
4.4	Deposit Agreement, dated as of December 12, 2017, by and among the Company, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts		8-K	4.1	12/12/2017
4.5.1	Deposit Agreement, dated as of March 19, 2013, by and among Astoria Financial Corporation, Computershare Shareowner Services, LLC, as depositary, and the holders from time to time of the depositary receipts described therein		8-K	4.1	2/1/2022
4.5.2	First Amendment to the Deposit Agreement, effective as of October 2, 2017, by and between Sterling Bancorp (as successor in interest to Astoria Financial Corporation) and Computershare Inc. (as successor in interest to Computershare Shareowner Services LLC)		8-K	4.2	2/1/2022
4.5.3	Second Amendment to Deposit Agreement, dated as of January 31, 2022, by and among Webster Financial Corporation, Sterling Bancorp, Computershare Inc. and Broadridge Corporate Issuer Solutions, Inc.		8-K	4.3	2/1/2022
4.6	Form of Global Receipt (included as Exhibit A of Exhibit 4.5.3)		8-K	4.4	2/1/2022
4.7	Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee		8-K	4.1	2/11/2014
4.8	Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to the Company’s 4.375% Senior Notes due February 15, 2024		8-K	4.2	2/11/2014
4.9	Form of specimen stock certificate for the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	4.3	12/12/2017
4.10	Senior Debt Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as trustee		8-K	4.1	3/25/2019
4.11	Supplemental Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as trustee		8-K	4.2	3/25/2019

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
4.12	Junior Subordinated Indenture, dated as of September 17, 2003, between the Company and US Bank, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-Q	4	5/6/2021
10	Material Contracts (1)
10.1	Webster Financial Corporation 2021 Stock Incentive Plan		DEF 14A	A	3/19/2021
10.2	Amended and Restated Deferred Compensation Plan for Directors and Officers of Webster Bank effective January 1, 2005		8-K	10.2	12/21/2007
10.3	Amendment No. 1 to the Amended and Restated Deferred Compensation Plan for Directors and Officers		8-K	10.3	12/21/2007
10.4	Sterling National Bank Deferred Director Fee Plan, As Amended and Restated Effective January 1, 2016	X
10.5	Amended and Restated Deferred Director Fee Plan effective January 1, 2023	X
10.6	The Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated on October 22, 2007		8-K	10.1	10/26/2007
10.7	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan for Employees of Webster Bank		8-K	10.1	12/21/2007
10.8	Employee Stock Purchase Plan, as amended and restated effective April 1, 2019		10-Q	10.1	5/7/2019
10.9	Form of Change in Control Agreement, effective as of December 31, 2012, by and between Webster Financial Corporation and Glenn I. MacInnes		8-K	10.1	12/27/2012
10.10	Non-Competition Agreement, dated as of February 22, 2017, between Webster Bank, N.A., and Glenn I. MacInnes		10-K	10.20	3/1/2017
10.11	Retention Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and Glenn I. MacInnes		8-K	10.2	2/1/2022
10.12	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Daniel Bley		10-Q	10.1	5/5/2017
10.13	Form of Change in Control Agreement, effective as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley		10-K	10.13	2/28/2013
10.14	Change in Control Agreement, effective as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.13	2/28/2014
10.15	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Charles Wilkins		10-Q	10.5	5/5/2017
10.16	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and John Ciulla		10-K	10.18	3/1/2018
10.17	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and John Ciulla		10-Q	10.2	5/5/2017
10.18	Retention Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and John R. Ciulla		8-K	10.1	2/1/2022
10.19	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, between Webster Financial Corporation, and Christopher Motl		10-Q	10.4	5/5/2017
10.20	Letter Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and Jack L. Kopnisky		8-K	10.3	2/1/2022
10.21	Retention Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and Luis Massiani		8-K	10.4	2/1/2022
10.22	Provident Bank 2005 Supplemental Executive Retirement Plan		10-K	10.26	2/25/2022

21	Subsidiaries	X
23	Consent of KPMG LLP	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X (2)

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Stockholders' Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements, tagged in summary and in detail
X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	X
(1)Material contracts are management contracts, or compensatory plans or arrangements, in which directors or executive officers are eligible to participate.
(2)Exhibit is furnished herewith and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 16. FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2023.

WEBSTER FINANCIAL CORPORATION

By	/s/ John R. Ciulla
John R. Ciulla
President, Chief Executive Officer, and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2023.

Signature:	Title:

/s/ John R. Ciulla	President, Chief Executive Officer, and Director
John R. Ciulla	(Principal Executive Officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial Officer
Glenn I. MacInnes	(Principal Financial Officer)

/s/ Albert J. Wang	Executive Vice President and Chief Accounting Officer
Albert J. Wang	(Principal Accounting Officer)

/s/ Jack L. Kopnisky	Executive Chairman and Director
Jack L. Kopnisky

/s/ William L. Atwell	Lead Director
William L. Atwell

/s/ John P. Cahill	Director
John P. Cahill

/s/ E. Carol Hayles	Director
E. Carol Hayles

/s/ Linda H. Ianieri	Director
Linda H. Ianieri

/s/ Mona Aboelnaga Kanaan	Director
Mona Aboelnaga Kanaan

/s/ James J. Landy	Director
James J. Landy

/s/ Maureen B. Mitchell	Director
Maureen B. Mitchell

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Richard O'Toole	Director
Richard O'Toole

/s/ Mark Pettie	Director
Mark Pettie

/s/ Lauren C. States	Director
Lauren C. States

/s/ William E. Whiston	Director
William E. Whiston