Form 10-Q
period 2023-03-31
WEBSTER FINANCIAL CORP
filed 2023-05-08
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $.01 per share, outstanding as of April 28, 2023 was 174,744,977.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Bend	Bend Financial, Inc.
BHC Act	Bank Holding Company Act of 1956, as amended
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligations
CMBS	Non-agency commercial mortgage-backed securities
COVID-19	Coronavirus
CRA	Community Reinvestment Act of 1977
DTA	Deferred tax asset
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTE	Fully tax-equivalent
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
interLINK	Interlink Insured Sweep LLC
IRA	Inflation Reduction Act
ITGC	Information technology general controls
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIHTC	Low-income housing tax credit
MBS	Non-agency mortgage-backed securities
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
OPEB	Other post-employment medical and life insurance benefits
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
PPP	Small Business Administration Paycheck Protection Program
SALT	State and local tax
SEC	United States Securities and Exchange Commission
SERP	Supplemental executive defined benefit retirement plan
SOFR	Secured overnight financing rate
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables - Troubled Debt Restructurings by Creditors"
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries
ii

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “continue,” “remain,” “will,” “should,” “may,” “plans,” “estimates,” and similar references to future periods. However, these words are not the exclusive means of identifying such statements.
Examples of forward-looking statements include, but are not limited to:
▪projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items;
▪statements of plans, objectives, and expectations of the Company or its management or Board of Directors;
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
Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause our actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
▪our ability to successfully integrate the operations of Webster and Sterling and realize the anticipated benefits of the merger, including our ability to successfully complete our core conversion in the anticipated timeframe;
▪our ability to successfully execute our business plan and strategic initiatives, and manage any risks or uncertainties;
▪volatility in our stock price due to investor sentiment, including following bank failures during the first fiscal quarter of 2023, and the acquisition of such failed banks (or their assets), by stronger banks within the U.S. banking system;
▪local, regional, national, and international economic conditions, and the impact they may have on us or our customers;
▪volatility and disruption in national and international financial markets, including as a result of geopolitical conflict, such as the war between Russia and Ukraine;
▪the continued effects from the COVID-19 pandemic, or the potential adverse effects from future pandemics, and any governmental or societal responses thereto;
▪unforeseen events, such as natural disasters;
▪changes in laws and regulations, or existing laws and regulations that we become subject to, including those concerning banking, taxes, dividends, securities, insurance, and healthcare, with which we and our subsidiaries must comply;
▪adverse conditions in the securities markets that could lead to impairment in the value of our securities portfolio;
▪inflation, monetary fluctuations, the possibility of a recession, and changes in interest rates, including the impact of such changes on economic conditions, customer behavior, funding costs, and our loans and leases and securities portfolios;
▪the replacement of, and transition from, LIBOR to SOFR as the primary interest rate benchmark;
▪the timely development and acceptance of new products and services, and the perceived value of those products and services by customers;
▪changes in deposit flows, consumer spending, borrowings, and savings habits;
▪our ability to implement new technologies and maintain secure and reliable technology systems;
▪the effects of any cyber threats, attacks or events, or fraudulent activity, including those that involve our third-party vendors and service providers;
▪performance by our counterparties and third-party vendors;
▪our ability to increase market share and control expenses;
▪changes in the competitive environment among banks, financial holding companies, and other traditional and non-traditional financial service providers;
▪our ability to maintain adequate sources of funding and liquidity;
▪changes in the level of non-performing assets and charge-offs;
▪changes in estimates of future reserve requirements based upon periodic review under relevant regulatory and accounting requirements;
▪the effect of changes in accounting policies and practices applicable to us, including impacts of recently adopted accounting guidance;
▪our inability to remediate the material weaknesses in our internal control related to ineffective ITGCs;
▪legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; and
▪our ability to appropriately address any environmental, social, governmental, and sustainability concerns that may arise from our business activities.
Any forward-looking statement in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause the Company's actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as may be required by law.
iii

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is necessary to understand the Company's financial condition, results of operations, and cash flows for the three months ended March 31, 2023, as compared to 2022. This information should be read in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, contained in Part I - Item 1. Financial Statements of this report, and the Consolidated Financial Statements, and accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 10, 2023. The Company's financial condition, results of operations, and cash flows for the three months ended March 31, 2023, are not necessarily indicative of future results that may be attained for the entire year or other interim periods.
Executive Overview
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. Webster Bank, along with its HSA Bank division, is a leading commercial bank in the Northeast that delivers a wide range of digital and traditional financial solutions to businesses, individuals, families, and partners across its three differentiated lines of business: Commercial Banking, HSA Bank, and Consumer Banking. While its core footprint spans from New York to Rhode Island and Massachusetts, certain businesses operate in extended geographies. HSA Bank is one of the largest providers of employee benefit solutions in the United States.
Recent Industry Developments
During the first quarter and into the second quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized losses on securities, and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company's total deposits at March 31, 2023, were $55.3 billion, representing a net $1.2 billion increase compared to its total deposits at December 31, 2022. Additionally, the Holding Company's and the Bank's regulatory capital ratios at
March 31, 2023, remained in excess of the "well-capitalized" minimum. Additional information regarding regulatory capital ratios can be found within Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
interLINK Acquisition
On January 11, 2023, Webster acquired interLINK, a technology-enabled deposit management platform that administers over $9 billion of deposits from FDIC-insured cash sweep programs between banks and broker/dealers and clearing firms. The acquisition expanded the Company's core deposit funding sources and scalable liquidity and added another technology-enabled channel to its already differentiated, omnichannel deposit gathering capabilities. At March 31, 2023, interLINK provided the Company with an additional $2.9 billion of money market deposits. Additional information regarding the acquisition of interLINK can be found within Note 2: Mergers and Acquisitions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Sterling Integration Update
On January 31, 2022, Webster completed its merger with Sterling. Significant progress on integration and conversion efforts were made throughout the year ended December 31, 2022, and the Company remains on track with key project milestones as of the first quarter of 2023, with a continued focus on business-as-usual operations. The significant accomplishments achieved as of the end of the first quarter of 2023 included: (i) additional systems integrations and data validation exercises; (ii) the completion of user acceptance testing; (iii) the finalization of financial center staffing and training plans; and (iv) the consolidation of bank routing numbers. The Company is prepared to complete several mock conversions in the second quarter of 2023 as it progresses towards core conversion targeted for mid-2023.
LIBOR Transition Update
The Company has a LIBOR transition plan in place that is commensurate with identified LIBOR transition risks and exposures, and is aligned with regulatory guidance and ARRC best practices. Management continued to execute according to its LIBOR transition plan during the first quarter of 2023, addressing emerging issues and risks as they arise, while closely monitoring legislative and regulatory guidance associated with the LIBOR transition.
As of the date of this Quarterly Report on Form 10-Q, the Company's main focus continues to be on the remediation of legacy LIBOR contracts, the integration of legacy Webster and legacy Sterling systems and processes, monitoring and responding to market developments, and addressing regulatory and accounting requirements. The Company will execute its actual transition of remaining LIBOR contracts to SOFR at the first rate reset date after June 30, 2023.

Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2023	2022
Income and performance ratios:
Net income (loss)	$221,004	$(16,747)
Net income (loss) available to common stockholders	216,841	(20,178)
Earnings (loss) per diluted common share	1.24	(0.14)
Return on average assets (annualized)	1.22%	(0.12)%
Return on average tangible common stockholders' equity (annualized) (non-GAAP)	17.66	(1.36)
Return on average common stockholders' equity (annualized)	10.94	(1.25)
Non-interest income as a percentage of total revenue	10.62	20.88
Asset quality:
ACL on loans and leases	$613,914	$569,371
Non-performing assets (1)	186,551	251,206
ACL on loans and leases / total loans and leases	1.21%	1.31%
Net charge-offs / average loans and leases (annualized)	0.20	0.10
Non-performing loans and leases / total loans and leases (1)	0.36	0.57
Non-performing assets / total loans and leases plus OREO (1)	0.37	0.58
ACL on loans and leases / non-performing loans and leases (1)	331.81	229.48
Other ratios:
Tangible common equity (non-GAAP)	7.15%	8.26%
Tier 1 risk-based capital	10.93	12.05
Total risk-based capital	12.99	14.41
CET1 risk-based capital	10.42	11.46
Stockholders' equity / total assets	11.08	12.55
Net interest margin	3.66	3.21
Efficiency ratio (non-GAAP)	41.64	48.73
Equity and share related:
Common equity	$8,010,315	$7,893,156
Book value per common share	45.85	44.32
Tangible book value per common share (non-GAAP)	29.47	28.94
Common stock closing price	39.42	56.12
Dividends and equivalents declared per common share	0.40	0.40
Common shares issued and outstanding	174,712	178,102
Weighted-average common shares outstanding - basic	172,766	147,394
Weighted-average common shares outstanding - diluted	172,883	147,394
(1)Non-performing assets and the related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
Non-GAAP Financial Measures
The non-GAAP financial measures identified in the preceding table provide both management and investors with information useful in understanding the Company's financial position, results of operations, the strength of its capital position, and overall business performance. These measures are used by management for internal planning and forecasting purposes, as well as by securities analysts, investors, and other interested parties to assess peer company operating performance. Management believes that this presentation, together with the accompanying reconciliations, provides investors with a more complete understanding of the factors and trends affecting the Company's business and allows investors to view its performance in a similar manner.
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
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At March 31,
(Dollars and shares in thousands, except per share data)	2023	2022
Tangible book value per common share:
Stockholders' equity	$8,294,294	$8,177,135
Less: Preferred stock	283,979	283,979
Common stockholders' equity	$8,010,315	$7,893,156
Less: Goodwill and other intangible assets	2,861,310	2,738,353
Tangible common stockholders' equity	$5,149,005	$5,154,803
Common shares outstanding	174,712	178,102
Tangible book value per common share	$29.47	$28.94
Book value per common share (GAAP)	$45.85	$44.32

Tangible common equity ratio:
Tangible common stockholders' equity	$5,149,005	$5,154,803
Total assets	$74,844,395	$65,131,484
Less: Goodwill and other intangible assets	2,861,310	2,738,353
Tangible assets	$71,983,085	$62,393,131
Tangible common equity ratio	7.15%	8.26%
Total common stockholders' equity to total assets (GAAP)	10.70%	12.12%

	Three months ended March 31,
(Dollars in thousands)	2023	2022
Return on average tangible common stockholders' equity:
Net income	$221,004	$(16,747)
Less: Preferred stock dividends	4,163	3,431
Add: Intangible assets amortization, tax-effected	7,503	5,046
Income (loss) adjusted for preferred stock dividends and intangible assets amortization	$224,344	$(15,132)
Income (loss) adjusted for preferred stock dividends and intangible assets amortization (annualized)	$897,376	$(60,528)
Average stockholders' equity	$8,215,676	$6,691,490
Less: Average preferred stock	283,979	236,121
Average goodwill and other intangible assets	2,849,673	2,007,266
Average tangible common stockholders' equity	$5,082,024	$4,448,103
Return on average tangible common stockholders' equity	17.66%	(1.36)%
Return on average common stockholders' equity (annualized) (GAAP)	10.94%	(1.25)%

Efficiency ratio:
Non-interest expense	$332,467	$359,785
Less: Foreclosed property activities	(262)	(75)
Intangible assets amortization	9,497	6,387
Operating lease depreciation	1,884	1,632
Merger-related expenses	29,373	108,495
Strategic initiatives charges	—	(4,140)
Non-interest expense	$291,975	$247,486
Net interest income	$595,283	$394,248
Add: FTE adjustment	15,911	8,158
Non-interest income	70,766	104,035
Other income (1)	4,311	3,082
Less: Operating lease depreciation	1,884	1,632
(Loss) on sale of investment securities	(16,747)	—
Income	$701,134	$507,891
Efficiency ratio	41.64%	48.73%
Non-interest expense as a percentage of total revenue (GAAP)	49.92%	72.20%
(1)Other income (non-GAAP) includes the taxable equivalent of net income generated from LIHTC investments.

Net Interest Income
Net interest income is the Company's primary source of revenue, representing 89.4% and 79.1% of total revenues for the three months ended March 31, 2023, and 2022, respectively. Net interest income is the difference between interest income on interest-earning assets (i.e., loans and leases and investment securities) and interest expense on interest-bearing liabilities
(i.e., deposits and borrowings), which are used to fund interest-earning assets and other activities. Net interest margin is calculated as the ratio of FTE net interest income to average interest-earning assets.
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
Net interest income increased $201.1 million, or 51.0%, from $394.2 million for the three months ended March 31, 2022, to $595.3 million for the three months ended March 31, 2023. On a FTE basis, net interest income increased $208.8 million. Net interest margin increased 45 basis points from 3.21% for the three months ended March 31, 2022, to 3.66% for the three months ended March 31, 2023. These increases are both primarily driven by the full quarter impact of the Sterling merger on balances in 2023 as compared to the two-thirds impact for the quarter in 2022, and the higher interest rate environment.
Average total interest-earning assets increased $15.8 billion, or 31.3%, from $50.3 billion for the three months ended March 31, 2022, to $66.1 billion for the three months ended March 31, 2023, primarily due to increases of $14.2 billion, $1.2 billion, $0.3 billion, and $0.1 billion, in average loans and leases, average investment securities, average FHLB and FRB stock, and average interest-bearing deposits held at the FRB, respectively. The average yield on interest-earning assets increased 175 basis points from 3.33% for the three months ended March 31, 2022, to 5.08% for the three months ended March 31, 2023, primarily due to the higher interest rate environment, partially offset by a decrease in purchase accounting accretion on interest-earning assets that were acquired from Sterling.
Average loans and leases increased $14.2 billion, or 39.5%, from $35.9 billion for the three months ended March 31, 2022, to $50.1 billion for the three months ended March 31, 2023, primarily due to the full quarter impact of the Sterling merger on balances in 2023 as compared to the two-thirds impact for the quarter in 2022, and organic loan growth. At March 31, 2023, and 2022, average loans and leases comprised 75.8% and 71.4% of average total interest-earning assets, respectively. The average yield on loans and leases increased 190 basis points from 3.90% for the three months ended March 31, 2022, to 5.80% for the three months ended March 31, 2023, primarily due to the higher interest rate environment, partially offset by a decrease in purchase accounting accretion on loans and leases that were acquired from Sterling.
Average total investment securities increased $1.2 billion, or 9.0%, from $13.4 billion for the three months ended March 31, 2022, to $14.6 billion for the three months ended March 31, 2023, primarily due to the full quarter impact of the Sterling merger on balances in 2023 as compared to the two-thirds impact for the quarter in 2022. At March 31, 2023, and 2022, the average total investment securities portfolio comprised 22.1% and 26.7% of average total interest-earning assets, respectively. The average yield on total investment securities increased 77 basis points from 2.02% for the three months ended March 31, 2022, to 2.79% for the three months ended March 31, 2023, primarily due to the reinvestment of securities that had matured or were sold in the current period at higher yields.
Average FHLB and FRB stock increased $0.3 billion, or 176.1%, from $0.2 billion for the three months ended March 31, 2022, to $0.5 billion for the three months ended March 31, 2023, primarily due to the additional FHLB stock investment required as a result of the increase in FHLB advances. At March 31, 2023, and 2022, average FHLB and FRB stock comprised 0.7% and 0.3% of total average interest-earning assets, respectively. The average yield on average FHLB and FRB stock increased 234 basis points from 2.00% for the three months ended March 31, 2022, to 4.34% for the three months ended March 31, 2023, primarily due to the higher interest rate environment.
Average interest-bearing deposits held at the FRB increased $0.1 billion, or 12.5%, from $0.8 billion for three months ended March 31, 2022, to $0.9 billion for the three months ended March 31, 2023, primarily due to the strategic decision to maintain additional liquidity. At March 31, 2023, and 2022, average interest-bearing deposits held at the FRB comprised 1.4% and 1.6% of total average interest-earning assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 440 basis points from 0.23% for the three months ended March 31, 2022, to 4.63% for the three months ended March 31, 2023, primarily due to the higher interest rate environment.

Average total interest-bearing liabilities increased $15.1 billion, or 31.9%, from $47.4 billion for the three months ended March 31, 2022, to $62.5 billion for the three months ended March 31, 2023, primarily due to increases of $8.9 billion, $5.7 billion, $0.7 billion, and $0.2 billion in average total deposits, average FHLB advances, average federal funds purchased, and average long-term debt, partially offset by a $0.4 billion decrease in average securities sold under agreements to repurchase. The average rate on interest-bearing liabilities increased 139 basis points from 0.13% for the three months ended March 31, 2022, to 1.52% for the three months ended March 31, 2023, primarily due to the higher interest rate environment.
Average total deposits increased $8.9 billion, or 19.4%, from $45.9 billion for the three months ended March 31, 2022, to $54.8 billion for the three months ended March 31, 2023, reflecting increases of $1.4 billion and $7.5 billion in non-interest-bearing deposits and interest-bearing deposits, respectively. The overall increase in deposits was primarily due to the full quarter impact of the Sterling merger on balances in 2023 as compared to the two-thirds impact for the quarter in 2022, and the acquisition of interLINK, partially offset by the effect of customers rebalancing their deposit concentrations due to the current banking environment. At March 31, 2023, and 2022, average total deposits comprised 87.7% and 96.9% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 104 basis points from 0.07% for the three months ended March 31, 2022, to 1.11% for the three months ended March 31, 2023, primarily due to the higher interest rate environment and growth in higher costing deposit products. Higher cost time deposits as a percentage of average total interest-bearing deposits increased from 7.3% for the three months ended March 31, 2022, to 9.5% for the three months ended March 31, 2023, primarily due to a shift in customer preferences from lower rate checking and savings products into higher rate certificates of deposit products.
Average FHLB advances increased $5.7 billion, from $10.9 million for the three months ended March 31, 2022, to $5.7 billion for the three months ended March 31, 2023, primarily due to short-term funding needs and the strategic decision to maintain additional liquidity. At March 31, 2023, and 2022, average FHLB advances comprised 9.1% and less than one percent of average total interest-bearing liabilities, respectively. The average rate on FHLB advances to repurchase increased 277 basis points from 2.03% for the three months ended March 31, 2022, to 4.80% for the three months ended March 31, 2023, primarily due to the higher interest rate environment.
Average federal funds purchased were $0.7 billion for the three months ended March 31, 2023, and had an average rate of 4.62%. There were no average federal funds purchased for the three months ended March 31, 2022. At March 31, 2023, average federal funds purchased comprised 1.1% of average total interest-bearing liabilities.
Average long-term debt increased $0.2 billion, or 19.6%, from $0.9 billion for the three months ended March 31, 2022, to $1.1 billion for the three months ended March 31, 2023, primarily due to the full quarter impact of the Sterling merger on balances in 2023 as compared to the two-thirds impact for the quarter in 2022. At March 31, 2023, and 2022, average long-term debt comprised 1.7% and 1.9% of average total interest-bearing liabilities, respectively. The average rate on long-term debt increased 31 basis points from 3.34% for the three months ended March 31, 2022, to 3.65% for the three months ended March 31, 2023, primarily due to the full quarter rate impact in 2023 of the subordinated debt assumed from Sterling as compared to the two-thirds impact for the quarter in 2022.
Average securities sold under agreements to repurchase decreased $0.4 billion, or 57.7% from $0.6 billion for the three months ended March 31, 2022, to $0.2 billion for the three months ended March 31, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements during the third quarter of 2022, and the timing of maturities. At March 31, 2023, and 2022, average securities sold under agreements to repurchase comprised 0.4% and 1.2% of total average interest-bearing liabilities, respectively. The average rate on securities sold under agreements to repurchase decreased 55 basis points from 0.66% for the three months ended March 31, 2022, to 0.11% for the three months ended March 31, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements during the third quarter of 2022, which were contracted at a higher cost.

The following table summarizes daily average balances, interest, and average yield/rate by major category, and net interest margin on a FTE basis:

	Three months ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate

Assets
Interest-earning assets:
Loans and leases (1)	$50,095,192	$725,543	5.80%	$35,912,829	$349,417	3.90%
Investment securities: (2)
Taxable	12,093,477	92,290	2.91	11,461,292	57,467	2.02
Non-taxable	2,539,768	13,684	2.16	1,960,251	9,802	2.00
Total investment securities	14,633,245	105,974	2.79	13,421,543	67,269	2.02
FHLB and FRB stock	459,375	4,910	4.34	166,357	821	2.00
Interest-bearing deposits (3)	898,884	10,396	4.63	799,265	453	0.23
Loans held for sale	4,630	16	1.39	17,918	26	0.58
Total interest-earning assets	66,091,326	$846,839	5.08%	50,317,912	$417,986	3.33%
Non-interest-earning assets	6,225,199			4,490,665
Total assets	$72,316,525			$54,808,577
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$12,629,928	$—	—%	$11,263,282	$—	—%
Health savings accounts	8,292,450	3,027	0.15	7,759,465	1,087	0.06
Interest-bearing checking, money market, and savings	29,853,370	123,048	1.67	24,316,436	5,019	0.08
Time deposits	4,024,472	24,129	2.43	2,544,286	1,293	0.21
Total deposits	54,800,220	150,204	1.11	45,883,469	7,399	0.07
Securities sold under agreements to repurchase	243,848	67	0.11	577,039	956	0.66
Federal funds purchased	671,175	7,760	4.62	—	—	—
Other borrowings	—	—	—	—	1	—
FHLB advances	5,673,826	68,126	4.80	10,936	56	2.03
Long-term debt (2)	1,072,252	9,488	3.65	896,310	7,168	3.34
Total interest-bearing liabilities	62,461,321	$235,645	1.52%	47,367,754	$15,580	0.13%
Non-interest-bearing liabilities	1,639,528			749,333
Total liabilities	64,100,849			48,117,087
Preferred stock	283,979			236,121
Common stockholders' equity	7,931,697			6,455,369
Total stockholders' equity	8,215,676			6,691,490
Total liabilities and stockholders' equity	$72,316,525			$54,808,577
Net interest income (FTE)		$611,194			$402,406
Less: FTE adjustment		(15,911)			(8,158)
Net interest income		$595,283			$394,248
Net interest margin (FTE)			3.66%			3.21%

(1)Non-accrual loans have been included in the computation of average balances.
(2)For the purposes of our average yield/rate and margin computations, unsettled trades on investment securities and unrealized gain (loss) balances on available-for-sale securities and senior fixed-rate note hedges are excluded.
(3)Interest-bearing deposits are included as a component of Cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows included in Part I - Item 1. Financial Statements.

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a FTE basis:

	Three months ended March 31,
	2023 vs. 2022 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$232,942	$143,184	$376,126
Investment securities	32,571	6,134	38,705
FHLB and FRB stock	2,642	1,447	4,089
Interest-bearing deposits	9,887	56	9,943
Loans held for sale	1	(11)	(10)
Total interest income	$278,043	$150,810	$428,853
Change in interest on interest-bearing liabilities:
Health savings accounts	$1,865	$75	$1,940
Interest-bearing checking, money market, and savings	116,121	1,908	118,029
Time deposits	22,374	462	22,836
Securities sold under agreements to repurchase	(337)	(552)	(889)
Federal funds purchased	7,760	—	7,760
Other borrowings	(1)	—	(1)
FHLB advances	39,304	28,766	68,070
Long-term debt	850	1,470	2,320
Total interest expense	$187,936	$32,129	$220,065
Net change in net interest income	$90,107	$118,681	$208,788
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
Provision for Credit Losses
The provision for credit losses totaled $46.7 million and $188.8 million for the three months ended March 31, 2023, and 2022, respectively. The balance for the three months ended March 31, 2022, included the establishment of the initial ACL of $175.1 million for non-PCD loans and leases that were acquired from Sterling in the merger. Excluding this charge, the provision for credit losses increased $33.0 million, primarily due to the impact of the current macroeconomic environment on credit performance and organic loan growth.
During the three months ended March 31, 2023, and 2022, total net charge-offs were $24.5 million and $8.9 million, respectively. The net increase of $15.6 million is primarily due to an increase in net charge-offs in the asset-based lending and commercial real estate categories, partially offset by a decrease in net charge-offs in the commercial non-mortgage category.
Additional information regarding the Company's provision for credit losses and ACL can be found under the sections captioned "Loans and Leases" through "Allowance for Credit Losses on Loans and Leases" contained elsewhere in this
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Three months ended March 31,
(In thousands)	2023	2022
Deposit service fees	$45,436	$47,827
Loan and lease related fees	23,005	22,679
Wealth and investment services	6,587	10,597
Mortgage banking activities	59	428
Increase in cash surrender value of life insurance policies	6,728	6,732
(Loss) on sale of investment securities	(16,747)	—
Other income	5,698	15,772
Total non-interest income	$70,766	$104,035
Total non-interest income decreased $33.2 million, or 32.0%, from $104.0 million for the three months ended March 31, 2022, to $70.8 million for the three months ended March 31, 2023, primarily due to a loss on sale of investment securities and decreases in other income, wealth and investment services, and deposit service fees.
During the three months ended March 31, 2023, the Company sold $415.9 million of U.S. Treasury notes and Corporate debt securities classified as available-for-sale for proceeds of $395.4 million, which resulted in $20.5 million of gross realized losses. The $16.7 million loss on sale of investment securities included in non-interest income represents the portion of the total charge that was not attributed to a decline in credit quality. There were no sales of available-for-sale securities during the three months ended March 31, 2022.
Other income decreased $10.1 million, or 63.9%, from $15.8 million for the three months ended March 31, 2022, to $5.7 million for the three months ended March 31, 2023, primarily due to lower income generated from customer interest rate derivative activities and direct investments.
Wealth and investment services decreased $4.0 million, or 37.8%, from $10.6 million for the three months ended March 31, 2022, to $6.6 million for the three months ended March 31, 2023, primarily due to lower net investment services income, which is a direct result of the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022.
Deposit service fees decreased $2.4 million, or 5.0%, from $47.8 million for the three months ended March 31, 2022, to $45.4 million for the three months ended March 31, 2023, primarily due to lower customer account service and cash management/analysis fees, partially offset by higher interchange income.

Non-Interest Expense

	Three months ended March 31,
(In thousands)	2023	2022
Compensation and benefits	$173,200	$184,002
Occupancy	20,171	18,615
Technology and equipment	44,366	55,401
Intangible assets amortization	9,497	6,387
Marketing	3,476	3,509
Professional and outside services	32,434	54,091
Deposit insurance	12,323	5,222
Other expense	37,000	32,558
Total non-interest expense	$332,467	$359,785
Total non-interest expense decreased $27.3 million, or 7.6%, from $359.8 million for the three months ended March 31, 2022, to $332.5 million for the three months ended March 31, 2023, primarily due to decreases in professional and outside services, technology and equipment, and compensation and benefits, partially offset by increases in other expense, deposit insurance, and intangible assets amortization.
Professional and outside services decreased $21.7 million, or 40.0%, from $54.1 million for the three months ended March 31, 2022, to $32.4 million for the three months ended March 31, 2023, primarily due to a $24.4 million decrease in merger-related expenses, particularly as it relates to advisory and legal fees, partially offset by an increase in other professional fees.
Technology and equipment decreased $11.0 million, or 19.9%, from $55.4 million for the three months ended March 31, 2022, to $44.4 million for the three months ended March 31, 2023, primarily due to a $20.8 million decrease in merger-related expenses, particularly as it relates to contract termination costs. Included in the balance for the three months ended
March 31, 2023, is a reduction of $4.8 million to a previously recorded technology-related contract termination charge resulting from a change in the expected use of certain services post core conversion.
Compensation and benefits decreased $10.8 million, or 5.9%, from $184.0 million for the three months ended March 31, 2022, to $173.2 million for the three months ended March 31, 2023, primarily due to a $30.5 million decrease in merger-related expenses, particularly as it relates to severance and retention, and the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022, partially offset by the full quarter impact in 2023 of salaries and incentives from the Sterling merger compared to a two-thirds impact for the quarter in 2022.
Other expense increased $4.4 million, or 13.6%, from $32.6 million for the three months ended March 31, 2022, to $37.0 million for the three months ended March 31, 2023, primarily due to the full quarter impact in 2023 of other expenses from the Sterling merger compared to the two-thirds impact for the quarter in 2022, partially offset by a $3.9 million decrease in merger-related expenses, particularly as it relates to disposals on property and equipment. Included in the balance reported for the three months ended March 31, 2023, is a reduction of $1.7 million to a previously recorded contract termination charge resulting from a decrease in volume usage.
Deposit insurance increased $7.1 million, or 136.0%, from $5.2 million for the three months ended March 31, 2022, to $12.3 million for the three months ended March 31, 2023, primarily due to the increased initial base deposit insurance assessment rate schedules adopted by the FDIC, which took effect as of the first quarter of 2023 for all insured depository institutions, and asset growth.
Intangible assets amortization increased $3.1 million, or 48.7%, from $6.4 million for the three months ended March 31, 2022, to $9.5 million for the three months ended March 31, 2023, due to the amortization expense related to the broker dealer relationship and non-competition agreement intangible assets recorded in connection with the interLINK acquisition, and the full quarter impact in 2023 of accelerated amortization on core deposits and customer relationship intangible assets recorded in connection with the Sterling merger and Bend acquisition.

Income Taxes
The Company recognized income tax expense of $65.8 million and an income tax benefit of $33.6 million for the three months ended March 31, 2023, and 2022, respectively, reflecting an effective tax rate of 23.0% for the three months ended March 31, 2023, and an effective tax benefit rate of 66.7% for the three months ended March 31, 2022.
The income tax benefit of $33.6 million for the first quarter of 2022 reflected the recognition of the pre-tax net loss and the tax benefits associated with the merger with Sterling, making comparisons to the current period not meaningful. The $65.8 million of income tax expense and the 23.0% effective tax rate for the first quarter of 2023 reflects the application of an estimated annual effective tax rate of 22.3% for 2023 and the recognition of discrete items during the period.
Additional information regarding the Company's income taxes, including its DTAs, can be found within Note 9: Income Taxes in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Segment Reporting
The Company's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Consumer Banking. These segments reflect how executive management responsibilities are assigned, how discrete financial information is evaluated, the type of customer served, and how products and services are provided. Segments are evaluated using PPNR. Certain Treasury activities, including the operations of interLINK, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category. Additional information regarding the Company's reportable segments and its segment reporting methodology can be found within Note 16: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
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
Consumer Banking serves individual customers and small businesses with less than $2 million of revenues by offering consumer deposits, residential mortgages, home equity lines, secured and unsecured loans, debit and credit card products, and investment services. Consumer Banking operates a distribution network consisting of 201 banking centers and 351 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and the New York Metro and Suburban markets.

Commercial Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2023	2022
Net interest income	$384,314	$287,069
Non-interest income	35,397	38,743
Non-interest expense	108,509	89,240
Pre-tax, pre-provision net revenue	$311,202	$236,572
Commercial Banking's PPNR increased $74.6 million, or 31.5%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $97.2 million increase in net interest income is primarily due to the full quarter impact of the Sterling merger on balances in 2023 as compared to the two-thirds impact for the quarter in 2022, organic loan growth, and the higher interest rate environment. The $3.3 million decrease in non-interest income is primarily due to lower prepayment penalties, cash management fees, and customer interest rate derivative activities, partially offset by higher syndication fees. The $19.3 million increase in non-interest expense is primarily due to the full quarter impact of expenses from the Sterling merger in 2023 as compared to the two-thirds impact for the quarter in 2022.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2023	At December 31, 2022
Loans and leases	$41,286,860	$40,115,067
Deposits	18,297,574	19,563,227
Assets under administration / management (off-balance sheet)	2,670,273	2,258,635
Loans and leases increased $1.2 billion, or 2.9%, at March 31, 2023, as compared to December 31, 2022, primarily due to organic growth in the commercial non-mortgage and commercial real estate categories, partially offset by net principal paydowns in the warehouse lending, equipment finance, and asset-based lending categories. Total portfolio originations for the three months ended March 31, 2023, and 2022, were $3.0 billion and $2.0 billion, respectively. The $1.0 billion increase was primarily due to the timing of the Sterling merger in 2022, and an increase in commercial non-mortgage originations.
Deposits decreased $1.3 billion, or 6.5%, at March 31, 2023, as compared to December 31, 2022, primarily resulting from customers rebalancing their deposit concentrations due to the current banking environment.
Commercial Banking held $0.8 billion and $0.6 billion in assets under administration and $1.9 billion and $1.7 billion in assets under management at March 31, 2023, and December 31, 2022, respectively. The combined increase of $0.4 billion, or 18.2%, was primarily due to customers shifting their deposits into investment accounts to purchase U.S. Treasury securities with government-backing, and higher valuations in the equity markets during the three months ended March 31, 2023.

HSA Bank
Operating Results:

	Three months ended March 31,
(In thousands)	2023	2022
Net interest income	$71,730	$44,577
Non-interest income	24,067	26,958
Non-interest expense	43,700	36,409
Pre-tax net revenue	$52,097	$35,126
HSA Bank's pre-tax net revenue increased $17.0 million, or 48.3%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $27.2 million increase in net interest income is primarily due to an increase in net deposit interest rate spread and organic deposit growth. The $2.9 million decrease in non-interest income is primarily due to lower customer account service fees. The $7.3 million increase in non-interest expense is primarily due to an increase in compensation costs, higher service contract expenses related to additional account holders, and the full quarter of expenses expenses from the Bend acquisition in 2023 compared to the one-half impact for the quarter in 2022.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2023	At December 31, 2022
Deposits	$8,272,534	$7,944,919
Assets under administration, through linked investment accounts (off-balance sheet)	3,775,869	3,393,832
Deposits increased $0.3 billion, or 4.1%, at March 31, 2023, as compared to December 31, 2022, primarily due to an increase in the number of account holders and organic deposit growth. HSA deposits accounted for approximately 15.0% and 14.7% of the Company's total consolidated deposits at March 31, 2023, and December 31, 2022, respectively.
Assets under administration, through linked investment accounts, increased $0.4 billion, or 11.3%, at March 31, 2023, as compared to December 31, 2022, primarily due to additional account holders and higher valuations in the equity markets during the three months ended March 31, 2023.

Consumer Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2023	2022
Net interest income	$210,583	$136,677
Non-interest income	25,959	27,901
Non-interest expense	106,879	95,510
Pre-tax, pre-provision net revenue	$129,663	$69,068
Consumer Banking's PPNR increased $60.6 million, or 87.7%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $73.9 million increase in net interest income is primarily due to the full quarter impact of the Sterling merger on balances in 2023 as compared to the two-thirds impact for the quarter in 2022, and the higher interest rate environment. The $1.9 million decrease in non-interest income is primarily due to lower net investment services income driven by the outsourcing of the consumer investment services platform in the fourth quarter of 2022, partially offset by higher deposit service fee income. The $11.4 million increase in non-interest expense is primarily due to the full quarter impact of expenses from the Sterling merger in 2023 as compared to the two-thirds impact for the quarter in 2022, partially offset by lower compensation and benefits expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2023	At December 31, 2022
Loans	$9,617,093	$9,624,465
Deposits	23,698,094	23,609,941
Assets under administration (off-balance sheet)	7,750,020	7,872,397
Loans decreased $7.4 million, or 0.1%, at March 31, 2023, as compared to December 31, 2022, primarily due to net principal paydowns in home equity balances and the continued run-off of Lending Club loans, partially offset by growth in residential mortgages. Total portfolio originations during the three months ended March 31, 2023, and 2022, were $0.3 billion and $0.6 billion, respectively. The $0.3 billion decrease was primarily due to the increase in market rates, which resulted in lower residential mortgage originations.
Deposits increased $0.1 billion, or 0.4%, at March 31, 2023, as compared to December 31, 2022, as customer preferences shifted from lower rate checking and savings products into higher rate certificates of deposit products.
Assets under administration decreased $0.1 billion, or 1.6% at March 31, 2023, as compared to at December 31, 2022, primarily due to customer investment outflows, partially offset by higher valuations in the equity markets during the three months ended March 31, 2023.

Financial Condition
Total assets increased $3.5 billion, or 5.0%, from $71.3 billion at December 31, 2022, to $74.8 billion at March 31, 2023. The change in total assets was primarily attributed to the following, which experienced changes greater than $100 million dollars:
•Interest-bearing deposits increased $1.7 billion, primarily due to the strategic decision to maintain additional liquidity;
•Total investment securities, net increased $0.4 billion, reflecting a $0.5 billion increase in the held-to-maturity portfolio, partially offset by a $0.1 billion decrease in the available-for-sale portfolio. The overall increase in investment securities was primarily due to purchases exceeding paydown activities and a favorable market value adjustment on available-for-sale securities, partially offset by the sale of $415.9 million in Corporate debt and U.S. Treasury notes;
•FHLB and FRB stock increased $138.8 million, primarily due to the additional FHLB stock investment required as a result of the increase in FHLB advances during the first quarter of 2023;
•Loans held for sale increased $0.2 billion, primarily due to the Company's current balance sheet composition strategy, which resulted in the increased transfer of commercial loans from held for investment to held for sale in the current period;
•Loans and leases increased $1.2 billion, primarily due to $3.3 billion of originations during the three months ended March 31, 2023, particularly across the commercial non-mortgage and commercial real estate categories, partially offset by net principal paydowns and commercial portfolio loan sales.
•Goodwill and other net intangible assets increased a combined $147.9 million. Goodwill increased $117.4 million, which reflects the $143.2 million recognized in connection with the interLINK acquisition, partially offset by the impact of the Sterling merger measurement period adjustments recorded during the first quarter of 2023. The $30.5 million increase in other net intangible assets is primarily due to the $36.0 million broker dealer relationship and $4.0 million non-competition agreement recognized in connection with the interLINK acquisition, partially offset by year-to-date amortization charges.
Total liabilities increased $3.3 billion, or 5.3%, from $63.2 billion at December 31, 2022, to $66.5 billion at March 31, 2023. The change in total liabilities was primarily attributed to the following:
•Total deposits increased $1.2 billion, reflecting a $2.2 billion increase in interest-bearing deposits, partially offset by a $1.0 billion decrease in non-interest-bearing deposits. The overall increase in deposits is primarily due to the $2.9 billion of sweep money market deposits added as a result of the interLINK acquisition, partially offset by the impact of customers rebalancing their deposit concentrations in the current banking environment.
•Securities sold under agreements to repurchase and other borrowings decreased $0.8 billion, primarily due to $0.9 billion of federal funds purchased at December 31, 2022, as compared to none at March 31, 2023. The additional liquidity generated from the interLINK deposit sweep program allowed for the paydown of higher rate federal funds purchased during the first quarter of 2023;
•FHLB advances increased $3.1 billion, primarily due to short-term funding needs and the strategic decision to maintain additional liquidity; and
•Accrued expenses and other liabilities decreased $0.2 billion, primarily due to decreases of $111.6 million and
$83.1 million in treasury derivative liabilities and accrued annual employee bonuses, respectively.
Total stockholders' equity increased $0.2 billion, or 3.0%, from $8.1 billion at December 31, 2022, to $8.3 billion at
March 31, 2023. The change in total stockholders' equity was attributed to the following:
•The adoption of ASU No. 2022-02, which resulted in a $4.2 million cumulative-effect adjustment to retained earnings;
•Net income recognized of $221.0 million;
•Dividends paid to common and preferred stockholders of $69.7 million and $4.2 million, respectively;
•Other comprehensive income, net of tax, of $96.9 million, primarily due to favorable market value adjustments on available-for-sale securities and cash flow hedges driven by decreases in long-term interest rates;
•Employee stock-based compensation plan activity of $11.6 million, inclusive of restricted stock amortization and forfeitures, and stock options exercised of $1.7 million; and
•Repurchases of common stock of $15.1 million related to employee stock-based compensation plans.

Investment Securities
Through its Corporate Treasury function, the Company maintains and invests in debt securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage the Company's interest-rate risk. The Company's investment securities are classified into two major categories: available-for-sale and held-to-maturity.
The ALCO manages the Company's securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in such investment presents a safety and soundness concern. At March 31, 2023, and December 31, 2022, the Company had investment securities with a total net carrying value of $14.9 billion and $14.5 billion, respectively, with an average risk weighting for regulatory purposes of 17.4% and 19.0%, respectively. Although the Bank held the entirety of the Company's investment portfolio at both March 31, 2023, and December 31, 2022, the Holding Company may also directly hold investments.
The following table summarizes the balances and percentage composition of the Company's investment securities:

	At March 31, 2023		At December 31, 2022
(In thousands)	Amount	%	Amount	%
Available-for-sale:
U.S. Treasury notes	$386,772	4.9%	$717,040	9.1%
Government agency debentures	262,342	3.4	258,374	3.3
Municipal bonds and notes	1,645,228	21.1	1,633,202	20.7
Agency CMO	57,462	0.7	59,965	0.8
Agency MBS	2,230,850	28.6	2,158,024	27.3
Agency CMBS	1,635,252	21.0	1,406,486	17.8
CMBS	902,058	11.6	896,640	11.4
CLO	—	—	2,107	—
Corporate debt	625,523	8.0	704,412	8.9
Private label MBS	44,262	0.6	44,249	0.6
Other	9,228	0.1	12,198	0.1
Total available-for-sale securities	$7,798,977	100.0%	$7,892,697	100.0%
Held-to-maturity:
Agency CMO	$27,101	0.4%	$28,358	0.4%
Agency MBS	2,613,113	37.0	2,626,114	40.0
Agency CMBS	3,364,186	47.6	2,831,949	43.1
Municipal bonds and notes (1)	927,501	13.1	928,845	14.2
CMBS	131,604	1.9	149,613	2.3
Total held-to-maturity securities	$7,063,505	100.0%	$6,564,879	100.0%
Total investment securities	$14,862,482		$14,457,576
(1)The balances at March 31, 2023, and December 31, 2022, exclude the ACL recorded on held-to-maturity securities of $0.3 million and $0.2 million, respectively.
Available-for-sale securities decreased $0.1 billion, or 1.2%, from $7.9 billion at December 31, 2022, to $7.8 billion at March 31, 2023, primarily due to the sale of $0.4 billion in U.S. Treasury notes and Corporate debt securities, which resulted in $20.5 million of gross realized losses, $3.8 million of which was attributed to a decline in credit quality and has been included in the Provision for credit losses. This decrease was partially offset by purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories, and a favorable market value adjustment. The average FTE yield in the available-for-sale portfolio was 2.76% for the three months ended March 31, 2023, as compared to 1.98% for the three months ended March 31, 2022. The 78 basis point increase is primarily due to higher market rates on securities purchased in the current period.
At March 31, 2023, and December 31, 2022, gross unrealized losses on available-for-sale securities were $770.3 million and $864.5 million, respectively. The $94.2 million decrease is primarily due to a decline in long-term market rates. Available-for-sale securities are evaluated for credit losses on a quarterly basis. No ACL was recorded on available-for-sale securities as of either period as each of the securities in the Company's portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences. At March 31, 2023, based on current market conditions and the Company's current targeted balance sheet composition strategy, the Company has the intent to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period, and it is more-likely-than-not that the Company will not have to sell these available-for-sale securities before the recovery of the entire amortized cost basis.

Held-to-maturity securities increased $0.5 billion, or 7.6%, from $6.6 billion at December 31, 2022, to $7.1 billion at
March 31, 2023, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories. The average FTE yield in the held-to-maturity portfolio was 2.82% for the three months ended March 31, 2023, as compared to 2.06% for the three months ended March 31, 2022. The 76 basis point increase is primarily due to higher market rates on securities purchased in the current period.
At March 31, 2023, and December 31, 2022, gross unrealized losses on held-to-maturity securities were $751.0 million and $806.2 million, respectively. The $55.2 million decrease is primarily due to a decline in long-term market rates. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At March 31, 2023, and December 31, 2022, the ACL on held-to-maturity securities was $0.3 million and $0.2 million, respectively.
The following table summarizes the book value of investment securities by the earlier of either contractual maturity or call date, as applicable, along with the respective weighted-average yields:

	At March 31, 2023
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
U.S. Treasury notes	$—	—%	$386,772	1.28%	$—	—%	$—	—%	$386,772	1.28%
Government agency debentures	—	—	74,620	2.42	—	—	187,722	3.22	262,342	2.99
Municipal bonds and notes	34,763	1.18	103,056	1.69	708,492	1.52	798,917	1.58	1,645,228	1.55
Agency CMO	—	—	483	2.68	5,544	3.01	51,435	2.85	57,462	2.86
Agency MBS	8	(5.27)	16,304	1.31	151,944	1.71	2,062,594	2.48	2,230,850	2.42
Agency CMBS	1,599	0.42	86,325	0.90	44,459	1.40	1,502,869	2.73	1,635,252	2.59
CMBS	—	—	68,771	6.16	49,165	6.08	784,122	6.19	902,058	6.19
Corporate debt	4,973	1.54	162,524	2.56	400,466	3.17	57,560	3.33	625,523	3.02
Private label MBS	—	—	—	—	—	—	44,262	4.01	44,262	4.01
Other	250	3.77	4,810	3.80	4,168	2.71	—	—	9,228	3.31
Total available-for-sale securities	$41,593	1.21%	$903,665	2.00%	$1,364,238	2.19%	$5,489,481	3.00%	$7,798,977	2.73%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$27,101	2.91%	$27,101	2.91%
Agency MBS	2	3.55	1,494	2.41	24,550	2.51	2,587,067	2.47	2,613,113	2.47
Agency CMBS	—	—	—	—	126,854	2.68	3,237,332	3.07	3,364,186	3.05
Municipal bonds and notes	6,091	3.27	51,399	3.28	186,949	2.72	683,062	3.19	927,501	3.10
CMBS	—	—	—	—	—	—	131,604	2.70	131,604	2.70
Total held-to-maturity securities	$6,093	3.27%	$52,893	3.26%	$338,353	2.69%	$6,666,166	2.84%	$7,063,505	2.84%
Total investment securities	$47,686	1.47%	$956,558	2.07%	$1,702,591	2.29%	$12,155,647	2.91%	$14,862,482	2.78%
(1)Weighted-average yields exclude FTE adjustments, and are calculated using the sum of the total book value multiplied by the yield divided by the sum of the total book value for each security, major type, and maturity bucket.
Additional information regarding the Company's investment securities' portfolios can be found within Note 3: Investment Securities in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company's loans and leases:

	At March 31, 2023		At December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$16,939,373	33.3%	$16,392,795	32.9%
Asset-based	1,760,527	3.5	1,821,642	3.7
Commercial real estate	13,499,139	26.5	12,997,163	26.1
Multi-family	7,014,599	13.8	6,621,982	13.3
Equipment financing	1,601,109	3.1	1,628,393	3.3
Warehouse lending	474,328	0.9	641,976	1.3
Residential	8,001,563	15.7	7,963,420	16.0
Home equity	1,580,569	3.1	1,633,107	3.3
Other consumer	55,316	0.1	63,948	0.1
Total loans and leases (1)	$50,926,523	100.0%	$49,764,426	100.0%
(1)The amortized cost balances at March 31, 2023, and December 31, 2022, exclude the ACL recorded on loans and leases of $613.9 million and $594.7 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At March 31, 2023
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$222,804	$598,021	$2,131,003	$1,549,094	$4,500,922
Asset-based	24,048	31,264	—	—	55,312
Commercial real estate	599,026	1,821,401	1,184,930	141,016	3,746,373
Multi-family	353,747	2,112,410	1,751,446	42,595	4,260,198
Equipment financing	150,270	1,153,565	295,814	—	1,599,649
Residential	405	58,084	414,759	4,992,444	5,465,692
Home equity	4,379	23,829	175,658	195,046	398,912
Other consumer	10,858	11,924	387	153	23,322
Total fixed rate loans and leases	$1,365,537	$5,810,498	$5,953,997	$6,920,348	$20,050,380
Variable rate:
Commercial non-mortgage	$3,455,439	$8,239,753	$675,115	$68,144	$12,438,451
Asset-based	451,406	1,248,442	5,367	—	1,705,215
Commercial real estate	1,789,853	5,026,956	2,228,039	707,918	9,752,766
Multi-family	426,953	1,009,039	1,288,677	29,732	2,754,401
Equipment financing	1,460	—	—	—	1,460
Warehouse lending	474,328	—	—	—	474,328
Residential	722	10,905	319,947	2,204,297	2,535,871
Home equity	2,253	7,215	150,431	1,021,758	1,181,657
Other consumer	6,574	16,873	2,554	5,993	31,994
Total variable rate loans and leases	$6,608,988	$15,559,183	$4,670,130	$4,037,842	$30,876,143
Total loans and leases (1)	$7,974,525	$21,369,681	$10,624,127	$10,958,190	$50,926,523
(1)Amounts due exclude total accrued interest receivable of $246.1 million.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $19.2 million, or 3.2%, from $594.7 million at December 31, 2022, to $613.9 million at March 31, 2023, due to the impact of the current macroeconomic environment on credit performance and organic loan growth.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At March 31, 2023		At December 31, 2022
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$196,019	31.9%	$197,950	33.3%
Asset-based	21,546	3.5	16,094	2.7
Commercial real estate	230,020	37.5	214,771	36.1
Multi-family	83,264	13.6	80,652	13.6
Equipment financing	23,474	3.8	23,081	3.9
Warehouse lending	427	0.1	577	0.1
Residential	25,869	4.2	26,907	4.5
Home equity	31,126	5.1	32,296	5.4
Other consumer	2,169	0.3	2,413	0.4
Total ACL on loans and leases	$613,914	100.0%	$594,741	100.0%
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
Under the loss rate method, expected credit losses are estimated using a loss rate that is multiplied by the amortized cost of the asset at the balance sheet date. For each loan segment identified above, management applies an expected historical loss trend based on third-party loss estimates, and correlates them to observed economic metrics and reasonable and supportable forecasts of economic conditions. Under the discounted cash flow method, expected credit losses are determined by comparing the amortized cost of the asset at the balance sheet date to the present value of estimated future principal and interest payments expected to be collected over the remaining life of the asset. The Company's loss model generates cash flow projections at the loan level based on reasonable and supportable projections, from which management estimates payment collections adjusted for accelerated payments, recovery time, PD, and LGD.
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

Individually Assessed Loans and Leases. If the risk characteristics of a loan or lease change such that it no longer matches the risk characteristics of the collectively assessed pool, it is removed from the population and individually assessed for credit losses. Generally, all non-accrual loans, loans with a charge-off, and collateral dependent loans where the borrower is experiencing financial difficulty, are individually assessed. The measurement method used to calculate the expected credit loss on an individually assessed loan or lease is dependent on the type and whether the loan or lease is considered to be collateral dependent. Methods for collateral dependent loans are either based on the fair value of the collateral less estimated cost to sell (when the basis of repayment is the sale of collateral), or the present value of the expected cash flows from the operation of the collateral. For non-collateral dependent loans, either a discounted cash flow method or other loss factor method is used. Any individually assessed loan or lease for which no specific valuation allowance is deemed necessary is either the result of sufficient cash flows or sufficient collateral coverage relative to the amortized cost of the asset.
Additional information regarding the Company's ACL methodology can be found within Note 1: Summary of Significant Accounting Policies in the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	At March 31, 2023	At December 31, 2022
Non-performing loans and leases (1)	$185,020	$203,791
Total loans and leases	50,926,523	49,764,426
Non-performing loans and leases as a percentage of loans and leases	0.36%	0.41%

Non-performing assets (1)	$186,551	$206,136
Total loans and leases	$50,926,523	$49,764,426
Add: OREO	1,531	2,345
Total loans and leases plus OREO	$50,928,054	$49,766,771
Non-performing assets as a percentage of loans and leases plus OREO	0.37%	0.41%

Non-performing assets (1)	$186,551	$206,136
Total assets	74,844,395	71,277,521
Non-performing assets as a percentage of total assets	0.25%	0.29%

ACL on loans and leases	$613,914	$594,741
Non-performing loans and leases (1)	185,020	203,791
ACL on loans and leases as a percentage of non-performing loans and leases	331.81%	291.84%

ACL on loans and leases	$613,914	$594,741
Total loans and leases	50,926,523	49,764,426
ACL on loans and leases as a percentage of loans and leases	1.21%	1.20%

ACL on loans and leases	$613,914	$594,741
Net charge-offs	98,084	67,288
Ratio of ACL on loans and leases to net charge-offs (2)	6.26x	8.84x
(1)Non-performing assets balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)Calculated for the March 31, 2023, period based on annualized year-to-date net charge-offs.

The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	At or for the three months ended March 31,
	2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$2,723	$16,635,874	0.07%	$8,663	$10,863,354	0.32%
Asset-based	13,189	1,790,992	2.95	(50)	1,540,301	(0.01)
Commercial real estate	8,551	13,260,223	0.26	1,048	9,738,181	0.04
Multi-family	1,033	6,710,103	0.06	10	3,994,744	—
Equipment financing	(660)	1,625,463	(0.16)	213	1,339,775	0.06
Warehouse lending	—	409,580	—	—	365,325	—
Residential	(461)	7,995,327	(0.02)	(44)	6,322,495	—
Home equity	(421)	1,608,428	(0.10)	(1,267)	1,658,938	(0.31)
Other consumer	567	59,202	3.83	356	89,716	1.59
Total	$24,521	$50,095,192	0.20%	$8,929	$35,912,829	0.10%
(1)Percentage represents annualized year-to-date net charge-offs (recoveries) to average loans and leases within the comparable category.
Net charge-offs as a percentage of average loans and leases were 0.20% for the three months ended March 31, 2023, and 0.10% for the three months ended March 31, 2022. The increased level of net charge-offs is primarily due to a full quarter impact of the Sterling merger on net charge-offs in 2023 as compared to the two-thirds impact for the quarter in 2022, and the Company's current balance sheet composition strategy.
Liquidity and Capital Resources
The Company manages its cash flow requirements through proactive liquidity measures at both the Holding Company and the Bank. In order to maintain stable, cost-effective funding, and to promote overall balance sheet strength, the liquidity position of the Company is continuously monitored, and adjustments are made to balance sources and uses of funds, as appropriate. At March 31, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Although regulatory agencies have not issued formal guidance mandating more stringent liquidity and capital requirements, the Company is anticipating a greater focus on the liquidity and capital adequacy of financial institutions in response to the recent high-profile bank failures that occurred during the first quarter of 2023, and has taken appropriate measures to mitigate the risk that such requirements, if implemented, may have on its business, financial positions, and results of operations.
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
There are certain restrictions on the Bank's payment of dividends to the Holding Company, which can be found within
Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in
Part I - Item 1. Financial Statements of this report, and in the section captioned "Supervision and Regulation" in Part I - Item 1. Business of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, the Bank paid $150.0 million in dividends to the Holding Company. At March 31, 2023, there were $561.9 million of retained earnings available for the payment of dividends by the Bank to the Holding Company. On April 26, 2023, the Bank was approved to pay the Holding Company $100.0 million in dividends during the second quarter of 2023.

The quarterly cash dividend to common stockholders remained at $0.40 per common share during the three months ended March 31, 2023. On April 26, 2023, it was announced that the Company’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For the Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share were declared, respectively. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Company maintains a common stock repurchase program, which was approved by the Board of Directors, that authorizes management to purchase shares of Webster common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to certain conditions. During the three months ended March 31, 2023, the Company did not repurchase any shares of Webster common stock under the program. In addition, the Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the three months ended March 31, 2023, the Company repurchased 284,725 shares at a weighted-average price of $52.90 per share, totaling $15.1 million for this purpose.
Webster Bank Liquidity. The Bank's primary source of funding is core deposits. Including time deposits, the Bank had a loan to total deposit ratio of 92.1% at both March 31, 2023, and December 31, 2022.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At March 31, 2023, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.
Capital Requirements. The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Holding Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require financial institutions to maintain minimum ratios of Common Equity Tier 1 Capital, defined by the Basel III capital rules (CET1 capital), Tier 1 capital, Total capital to risk-weighted assets, and Tier 1 capital to average tangible assets (as defined in the regulations). At March 31, 2023, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.
In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, capital ratios will phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2022, 2023, and 2024, the Company is allowed 75%, 50%, and 25%, respectively, of the regulatory capital benefit as of December 31, 2021, with full absorption occurring in 2025. At March 31, 2023, the regulatory capital benefit allowed from the delayed CECL adoption resulted in a 6, 6, and 4 basis point increase to the Holding Company's and the Bank's CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), respectively, and a 1 basis point decrease to Total capital to total risk-weighted assets (Total risk-based capital). Both the Holding Company's and the Bank's regulatory ratios remain in excess of being well-capitalized, even without the regulatory capital benefit of the delayed CECL adoption impact.
Additional information regarding the required regulatory capital levels and ratios applicable to the Holding Company and the Bank can be found within Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I -Item 1. Financial Statements.

Sources and Uses of Funds
Sources of Funds. Deposits are the primary source of cash flows for the Bank’s lending activities and general operational needs. Loan and securities repayments, proceeds from loans and securities held for sale, and maturities also provide cash flows. While scheduled loan and securities repayments are a relatively stable source of funds, prepayments and other deposit inflows are influenced by economic conditions and prevailing interest rates, the timing of which is inherently uncertain. Additional sources of funds are provided by both short-term and long-term borrowings, and to a lesser extent, dividends received as part of the Bank's membership with the FHLB and FRB.
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
With the acquisition of interLINK during the first quarter of 2023, the Bank received $2.9 billion of money market deposits at March 31, 2023, which added a unique source of core deposit funding and scalable liquidity to the Company's already differentiated, omnichannel deposit gathering capabilities.
Total deposits were $55.3 billion and $54.1 billion at March 31, 2023, and December 31, 2022, respectively. The $1.2 billion increase was primarily due to the interLINK deposits, partially offset by customers rebalancing their deposit concentrations as a result of the current banking environment. Customer preferences also shifted from lower rate checking and savings products into higher rate certificates of deposit products, which are currently more attractive in the higher interest rate environment.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended March 31,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$12,629,928	—%	$11,263,282	—%
Interest-bearing:
Checking	8,822,549	1.44	7,699,097	0.06
Health savings accounts	8,292,450	0.15	7,759,465	0.06
Money market	12,884,558	2.57	9,093,101	0.15
Savings	8,146,263	0.49	7,524,238	0.03
Time deposits	4,024,472	2.43	2,544,286	0.21
Total interest-bearing	42,170,292	1.42	34,620,187	0.09
Total average deposits	$54,800,220	1.11%	$45,883,469	0.07%
Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion, and affiliate deposits. At March 31, 2023, and December 31, 2022, total uninsured deposits as per regulatory reporting requirements and reported on Schedule RC-O of the Bank's Call Report were $20.8 billion and $22.5 billion, respectively.
The following table summarizes uninsured deposits information at March 31, 2023, after certain exclusions:

(In thousands)	At March 31, 2023
Uninsured deposits, per regulatory reporting requirements	$20,827,690
Less: Affiliate deposits	(1,671,727)
Collateralized deposits	(5,269,060)
Uninsured deposits, after exclusions	$13,886,903

Immediately available liquidity (1)	$13,380,214
Uninsured deposits coverage	96.4%
(1)Reflects $6.5 billion and $2.9 billion of additional borrowing capacity from the FHLB and FRB, respectively, and $4.0 billion in unencumbered liquid assets.

Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 25.1% of total deposits at March 31, 2023. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer facing, and therefore are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Quarterly Report on Form 10-Q, the Company's uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and and collateralized deposits, is consistent with the percentage reported at March 31, 2023. In addition, the Company's immediately available liquidity has, and continues, to increase.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	March 31, 2023
Portion of U.S. time deposits in excess of insurance limit	$984,289
Time deposits otherwise uninsured with a maturity of:
3 months or less	$647,647
Over 3 months through 6 months	86,226
Over 6 months through 12 months	242,277
Over 12 months	8,139
Additional information regarding period-end deposit balances and rates can be found within Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. The Bank's primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowed funds were $9.9 billion and $7.7 billion at March 31, 2023 and December 31, 2022, respectively, and represented 13.3% and 10.8% of total assets, respectively. The $2.2 billion increase is primarily due to a $3.1 billion increase in FHLB advances, partially offset by a $0.9 billion decrease in federal funds purchased.
The Bank had additional borrowing capacity from the FHLB of $6.5 billion and $4.3 billion at March 31, 2023, and December 31, 2022, respectively. The Bank also had additional borrowing capacity from the FRB of $2.9 billion and $1.2 billion at March 31, 2023, and December 31, 2022, respectively. Unpledged investment securities of $1.1 billion at March 31, 2023, could have been used for collateral on borrowings or to increase borrowing capacity by either $0.8 billion with the FHLB or $1.1 billion with the FRB.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $0.3 billion at both March 31, 2023, and December 31, 2022.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. There were no federal funds purchased at March 31, 2023, whereas federal funds purchased totaled $0.9 billion at December 31, 2022. The additional liquidity generated from the interLINK deposit sweep program allowed for the paydown during the first quarter of 2023 of higher rate federal funds purchased.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $8.6 billion and $5.5 billion at March 31, 2023, and December 31, 2022, respectively. The $3.1 billion increase is primarily due to short-term funding needs and the strategic decision to maintain additional liquidity.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, subordinated fixed-to-floating-rate notes maturing in 2029 and 2030, and floating-rate junior subordinated notes maturing in 2033. Long-term debt totaled $1.1 billion at both March 31, 2023, and December 31, 2022.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended March 31,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$243,848	0.11%	$577,039	0.66%
Federal funds purchased	671,175	4.62	—	—
FHLB advances	5,673,826	4.80	10,936	2.03
Long-term debt	1,072,252	3.65	896,310	3.34
Total average borrowings	$7,661,101	4.48%	$1,484,285	2.26%
Additional information regarding period-end borrowings balances and rates can be found within Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for the Bank to maintain its membership and access to advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. The Bank held FHLB capital stock of $359.9 million and $221.4 million at March 31, 2023, and December 31, 2022, respectively. The most recent FHLB quarterly cash dividend was paid on May 2, 2023, in an amount equal to an annual yield of 7.55%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. The Bank held FRB capital stock of $224.8 million and $224.5 million at March 31, 2023, and December 31, 2022, respectively. The most recent FRB semi-annual cash dividend was paid on December 31, 2022, in an amount equal to an annual yield of 3.63%.
Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at March 31, 2023. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company's current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Senior notes	$—	$150,000	$—	$—	$—	$300,000	$450,000
Subordinated notes	—	—	—	—	—	499,000	499,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	8,550,183	—	—	—	248	10,030	8,560,461
Securities sold under agreements to repurchase	306,154	—	—	—	—	—	306,154
Time deposits	3,168,801	1,132,496	132,543	53,306	36,616	6,017	4,529,779
Operating lease liabilities	25,520	35,817	32,625	29,568	24,584	81,932	230,046
Contingent consideration	4,798	11,241	—	—	—	—	16,039
Royalty liabilities	1,035	8,572	1,417	—	—	—	11,024
Purchase obligations (2)	120,718	25,329	13,087	5,895	2,229	1,287	168,545
Total contractual obligations	$12,177,209	$1,363,455	$179,672	$88,769	$63,677	$975,586	$14,848,368
(1)Interest payments on borrowings have been excluded.
(2)Purchase obligations represent agreements to purchase goods or services of $1.0 million or more that are enforceable and legally binding and specify all significant terms.
In addition, in the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, and commercial and standby letters of credit, which involve to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $12.1 billion at March 31, 2023, does not necessarily reflect future cash payments.
The Company also enters into commitments to invest in venture capital and private equity funds, as well as LIHTC investments to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $437.0 million at March 31, 2023. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
Pension obligations are funded by the Company, as needed, to provide for participant benefit payments as it relates to the Company's frozen, non-contributory, qualified defined benefit pension plan. Decisions to contribute to the defined benefit pension plan are made based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. The Company does not currently anticipate that it will be required to contribute to the defined benefit pension plan in 2023. The Company's non-qualified supplemental executive retirement plans and other post-employment benefit plans are unfunded.
At March 31, 2023, the Company's Condensed Consolidated Balance Sheet reflects a liability for uncertain tax positions of $9.9 million and $2.1 million of accrued interest and penalties. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.

Additional information regarding credit-related financial instruments and alternative investments can be found within
Note 18: Commitments and Contingencies and Note 11: Variable Interest Entities, respectively, in the Notes to the Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report. Additional information regarding defined benefit pension and other postretirement benefit plans and income taxes can be found within
Note 19: Retirement Benefit Plans and Note 9: Income Taxes, respectively, in the Notes to the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short-term and long-term interest rate risk when determining the Company's strategy and action. To facilitate this process, interest rate sensitivity is monitored on an ongoing basis by the Company's ALCO, whose primary goal is to manage interest rate risk and maximize net income and net economic value over time in changing interest rate environments. The ALCO meets frequently to make decisions on the Company's investment and funding portfolios based on the economic outlook, its interest rate expectations, the risk position, and other factors.
Four main tools are used for managing interest rate risk:
•the size, duration, and credit risk of the investment portfolio;
•the size and duration of the wholesale funding portfolio;
•interest rate contracts; and
•the pricing and structure of loans and deposits.
Management measures interest rate risk using simulation analysis and asset/liability modeling software to calculate the Company's earnings at risk and equity at risk. Interest rates are generally assumed to change up or down in a parallel fashion, and the net interest income results in each scenario are compared to a flat rate base scenario. The flat rate base scenario holds the end of period yield curve constant over a twelve-month forecast horizon. At March 31, 2023, and December 31, 2022, the flat rate base scenario assumed a federal funds rate of 5.00% and 4.50%, respectively. The federal funds rate target range was 4.75-5.00% at March 31, 2023, and 4.25-4.50% at December 31, 2022. Since interest rates rose sharply in 2022, and have continued to rise during the first quarter of 2023, management has incorporated the up and down 300 basis point rate scenarios back into its assessment of interest rate risk.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company's net interest income over a twelve-month period starting at March 31, 2023, and December 31, 2022, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
March 31, 2023	(9.3)%	(5.9)%	(2.8)%	2.5%	5.3%	8.7%
December 31, 2022	n/a	(6.9)%	(3.3)%	3.2%	6.5%	n/a
Asset sensitivity in terms of net interest income decreased at March 31, 2023, as compared to December 31, 2022, primarily due to increased interest paid on deposits, the impact of additional customer cash flow hedges entered into during the quarter, and liquidity actions taken in response to bank failures. Loans at floors were $0.4 billion at both December 31, 2022, and
March 31, 2023. While loans with floors, which are considered “in the money”, have the impact of reducing overall asset sensitivity, as interest rates continue to rise, these loans will move through their floors and reprice accordingly.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company's net interest income for the subsequent twelve-month period starting at March 31, 2023, and December 31, 2022:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2023	(3.3)%	(1.5)%	1.1%	2.3%	(2.3)%	(1.1)%	1.1%	2.3%
December 31, 2022	(4.2)%	(2.0)%	1.7%	3.3%	(2.4)%	(1.2)%	1.3%	2.6%
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
Sensitivity to both the short end and the long end of the yield curve for net interest income decreased at March 31, 2023, as compared to December 31, 2022, primarily due to changes in balance sheet composition.

The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at March 31, 2023, and December 31, 2022:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 bp	+100 bp
March 31, 2023
Assets	$74,844,395	$71,005,024	$1,304,906	$(1,300,939)
Liabilities	66,550,101	60,711,526	2,020,093	(1,745,742)
Net	$8,294,294	$10,293,498	$(715,187)	$444,803
Net change as % base net economic value			(6.9)%	4.3%

December 31, 2022
Assets	$71,277,521	$67,920,989	$1,161,794	$(1,247,083)
Liabilities	63,221,335	55,951,495	1,959,399	(1,716,697)
Net	$8,056,186	$11,969,494	$(797,605)	$469,614
Net change as % base net economic value			(6.7)%	3.9%
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
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At March 31, 2023, and December 31, 2022, the Company's duration gap was negative 1.2 years and negative 1.4 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than the duration of financial assets, and therefore, liabilities have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, the Company's net estimated economic value would generally be expected to increase when interest rates rise, as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise, and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future. At March 31, 2023, long-term rates fell by 38 basis points as compared to December 31, 2022.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company's interest rate risk position at March 31, 2023, represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.
Additional information regarding the Company's asset/liability management process can be found under the section captioned "Asset/Liability Management and Market Risk" contained in Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the year ended
December 31, 2022.

Critical Accounting Estimates
The preparation of the Company's Condensed Consolidated Financial Statements, and accompanying notes thereto, in accordance with GAAP and practices generally applicable to the financial services industry, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. While management's estimates are made based on historical experience, current available information, and other factors that are deemed to be relevant, actual results could significantly differ from those estimates.
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
The determination of the appropriate level of ACL on loans and leases inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends using existing qualitative and quantitative information, and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers and macroeconomic variables that the Company is more susceptible to, unforeseen events such as natural disasters and pandemics, along with new information regarding existing loans, identification of additional problem loans, the fair value of underlying collateral, and other factors, both within and outside the Company's control, may indicate the need for an increase or decrease in the ACL on loans and leases.
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
Additional information regarding the determination of the ACL on loans and leases, including the Company's valuation methodology, can be found under the section captioned "Allowance for Credit Losses on Loans and Leases" contained elsewhere in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in
Part II - Item 8. Financial Statements and Supplementary Data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Business Combinations
The acquisition method of accounting generally requires that the identifiable assets acquired and liabilities assumed in business combinations are recorded at fair value as of the acquisition date. The determination of fair value often involves the use of internal or third-party valuation techniques, such as discounted cash flow analyses or appraisals. Particularly, the valuation techniques used to estimate the fair value of loans and leases and the core deposit intangible asset acquired in the Sterling merger include estimates related to discount rates, credit risk, and other relevant factors, which are inherently subjective. A description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed from the Sterling merger can be found within Note 2: Mergers and Acquisitions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$201,683	$264,118
Interest-bearing deposits	2,232,388	575,825
Investment securities available-for-sale, at fair value	7,798,977	7,892,697
Investment securities held-to-maturity, net of allowance for credit losses of $282 and $182	7,063,223	6,564,697
Federal Home Loan Bank and Federal Reserve Bank stock	584,724	445,900
Loans held for sale ($811 and $1,991 valued under fair value option)	210,724	1,991
Loans and leases	50,926,523	49,764,426
Allowance for credit losses on loans and leases	(613,914)	(594,741)
Loans and leases, net	50,312,609	49,169,685
Deferred tax assets, net	315,525	371,634
Premises and equipment, net	431,432	430,184
Goodwill	2,631,465	2,514,104
Other intangible assets, net	229,845	199,342
Cash surrender value of life insurance policies	1,233,994	1,229,169
Accrued interest receivable and other assets	1,597,806	1,618,175
Total assets	$74,844,395	$71,277,521
Liabilities and stockholders' equity:
Deposits:
Non-interest-bearing	$12,007,387	$12,974,975
Interest-bearing	43,290,092	41,079,365
Total deposits	55,297,479	54,054,340
Securities sold under agreements to repurchase and other borrowings	306,154	1,151,830
Federal Home Loan Bank advances	8,560,461	5,460,552
Long-term debt (1)	1,071,413	1,073,128
Accrued expenses and other liabilities	1,314,594	1,481,485
Total liabilities	66,550,101	63,221,335
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares	1,828	1,828
Paid-in capital	6,137,743	6,173,240
Retained earnings	2,856,745	2,713,861
Treasury stock, at cost—8,065,663 and 8,770,472 shares	(397,981)	(431,762)
Accumulated other comprehensive (loss), net of tax	(588,020)	(684,960)
Total stockholders' equity	8,294,294	8,056,186
Total liabilities and stockholders' equity	$74,844,395	$71,277,521
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended
	March 31,
(In thousands, except per share data)	2023	2022
Interest Income:
Interest and fees on loans and leases	$716,356	$346,276
Taxable interest and dividends on investments	100,872	53,724
Non-taxable interest on investment securities	13,684	9,802
Loans held for sale	16	26
Total interest income	830,928	409,828
Interest Expense:
Deposits	150,204	7,399
Securities sold under agreements to repurchase and other borrowings	7,827	957
Federal Home Loan Bank advances	68,126	56
Long-term debt	9,488	7,168
Total interest expense	235,645	15,580
Net interest income	595,283	394,248
Provision for credit losses	46,749	188,845
Net interest income after provision for credit losses	548,534	205,403
Non-interest Income:
Deposit service fees	45,436	47,827
Loan and lease related fees	23,005	22,679
Wealth and investment services	6,587	10,597
Mortgage banking activities	59	428
Increase in cash surrender value of life insurance policies	6,728	6,732
(Loss) on sale of investment securities	(16,747)	—
Other income	5,698	15,772
Total non-interest income	70,766	104,035
Non-interest Expense:
Compensation and benefits	173,200	184,002
Occupancy	20,171	18,615
Technology and equipment	44,366	55,401
Intangible assets amortization	9,497	6,387
Marketing	3,476	3,509
Professional and outside services	32,434	54,091
Deposit insurance	12,323	5,222
Other expense	37,000	32,558
Total non-interest expense	332,467	359,785
Income (loss) before income taxes	286,833	(50,347)
Income tax expense (benefit)	65,829	(33,600)
Net income (loss)	221,004	(16,747)
Preferred stock dividends	4,163	3,431
Net income (loss) available to common stockholders	$216,841	$(20,178)

Earnings (loss) per common share:
Basic	$1.24	$(0.14)
Diluted	1.24	(0.14)
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended
	March 31,
(In thousands)	2023	2022
Net income (loss)	$221,004	$(16,747)
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale	71,618	(244,879)
Derivative instruments	21,374	(7,844)
Defined benefit pension and other postretirement benefit plans	3,948	(420)
Other comprehensive income (loss), net of tax	96,940	(253,143)
Comprehensive income (loss)	$317,944	$(269,890)
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended March 31, 2023
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders' Equity
Balance at December 31, 2022	$283,979	$1,828	$6,173,240	$2,713,861	$(431,762)	$(684,960)	$8,056,186
Adoption of ASU No. 2022-02	—	—	—	(4,245)	—	—	(4,245)
Net income	—	—	—	221,004	—	—	221,004
Other comprehensive income, net of tax	—	—	—	—	—	96,940	96,940
Common stock dividends and equivalents—$0.40 per share	—	—	—	(69,712)	—	—	(69,712)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	(33,471)	—	45,117	—	11,646
Exercise of stock options	—	—	(2,026)	—	3,749	—	1,723
Common shares acquired from stock compensation plan activity	—	—	—	—	(15,085)	—	(15,085)
Balance at March 31, 2023	$283,979	$1,828	$6,137,743	$2,856,745	$(397,981)	$(588,020)	$8,294,294

	At or for the three months ended March 31, 2022
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders' Equity
Balance at December 31, 2021	$145,037	$937	$1,108,594	$2,333,288	$(126,951)	$(22,580)	$3,438,325
Net (loss)	—	—	—	(16,747)	—	—	(16,747)
Other comprehensive (loss), net of tax	—	—	—	—	—	(253,143)	(253,143)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(36,234)	—	—	(36,234)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(1,463)	—	—	(1,463)
Issued in business contribution	138,942	891	5,040,291	—	—	—	5,180,124
Stock-based compensation	—	—	(19,098)	—	28,101	—	9,003
Exercise of stock options	—	—	(347)	—	758	—	411
Common shares acquired from stock compensation plan activity	—	—	—	—	(18,967)	—	(18,967)
Common stock repurchase program	—	—	—	—	(122,205)	—	(122,205)
Balance at March 31, 2022	$283,979	$1,828	$6,129,440	$2,276,875	$(239,264)	$(275,723)	$8,177,135

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2023	2022
Operating Activities:
Net income (loss)	$221,004	$(16,747)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46,749	188,845
Deferred income tax expense (benefit)	13,911	(28,543)
Stock-based compensation expense	11,646	9,003
Depreciation and amortization of property and equipment and intangible assets	20,745	16,784
(Accretion) and amortization of interest-earning assets and borrowings	(4,388)	(19,854)
Amortization of low-income housing tax credit investments	21,478	10,377
Amortization of mortgage servicing assets	341	570
Reduction of right-of-use lease assets	7,525	7,928
Net (gain) on sale, net of write-downs, of foreclosed properties and repossessed assets	(323)	(103)
Loss on disposal of property and equipment	5	1,662
Loss on sale of investment securities	16,747	—
Originations of loans held for sale	(2,590)	(23,056)
Proceeds from sale of loans held for sale	3,832	26,753
Net (gain) on mortgage banking activities	(77)	(397)
Net (gain) on sale of loans not originated for sale	(95)	(1,816)
(Increase) in cash surrender value of life insurance policies	(6,728)	(6,732)
(Gain) from life insurance policies	(528)	(38)
Net (increase) decrease in derivative contract assets and liabilities	(48,570)	215,423
Net (increase) in accrued interest receivable and other assets	(8,150)	(69,651)
Net (decrease) in accrued expenses and other liabilities	(78,240)	(95,151)
Net cash provided by operating activities	214,294	215,257
Investing Activities:
Purchases of available-for-sale securities	(357,784)	(714,208)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	119,033	283,474
Proceeds from sale of available-for-sale securities	395,358	—
Purchases of held-to-maturity securities	(599,387)	(456,139)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	99,992	280,080
Net (increase) decrease in Federal Home Loan Bank and Federal Reserve Bank stock	(138,824)	16,215
Alternative investments (capital calls), net of distributions	(3,184)	(5,661)
Net (increase) in loans	(1,478,986)	(674,472)
Proceeds from sale of loans not originated for sale	106,779	51,127
Proceeds from sale of foreclosed properties and repossessed assets	1,745	231
Additions to property and equipment	(10,293)	(4,644)
Proceeds from life insurance policies	—	7,793
Net cash paid for acquisition of interLINK	(157,646)	—
Net cash paid for acquisition of Bend	—	(54,407)
Net cash received in merger with Sterling	—	513,960
Net cash (used for) investing activities	(2,023,197)	(756,651)
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2023	2022
Financing Activities:
Net increase in deposits	1,236,463	1,235,442
Proceeds from Federal Home Loan Bank advances	15,450,000	—
Repayments of Federal Home Loan Bank advances	(12,350,091)	(94)
Net increase in securities sold under agreements to repurchase and other borrowings	(845,676)	(183,347)
Dividends paid to common stockholders	(70,140)	(36,234)
Dividends paid to preferred stockholders	(4,163)	(1,969)
Exercise of stock options	1,723	411
Common stock repurchase program	—	(122,205)
Common shares acquired related to stock compensation plan activity	(15,085)	(18,967)
Net cash provided by financing activities	3,403,031	873,037
Net increase in cash and cash equivalents	1,594,128	331,643
Cash and cash equivalents at beginning of period	839,943	461,570
Cash and cash equivalents at end of period	$2,434,071	$793,213

Supplemental disclosure of cash flow information:
Interest paid	$221,182	$15,457
Income taxes paid	6,334	7,112
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$607	$213
Transfer of loans and leases to loans held-for-sale	316,596	42,431
Merger with Sterling: (1)
Tangible assets acquired	17,607	26,919,975
Goodwill and other intangible assets	(25,561)	2,149,532
Liabilities assumed	(7,954)	24,403,343
Common stock issued	—	5,041,182
Preferred stock exchanged	—	138,942
Acquisition of Bend: (1)
Tangible assets acquired	294	15,731
Goodwill and other intangible assets	(294)	38,966
Liabilities assumed	—	290
Acquisition of interLINK:
Tangible assets acquired	6,417	—
Goodwill and other intangible assets	183,216	—
Liabilities assumed	15,948	—
Contingent consideration	16,039	—
(1)The activities presented for 2023 reflect adjustments recorded within the one-year measurement period, which were identified as a result of extended information gathering and new information that arose from integration activities. Additional information regarding these amounts can be found within Note 2: Mergers and Acquisitions and Note 6: Goodwill and Other Intangible Assets.
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. Webster Bank, along with its HSA Bank division, is a leading commercial bank in the Northeast that delivers a wide range of digital and traditional financial solutions to businesses, individuals, families, and partners across its three differentiated lines of business: Commercial Banking, HSA Bank, and Consumer Banking. While its core footprint spans from New York to Rhode Island and Massachusetts, certain businesses operate in extended geographies. HSA Bank is one of the largest providers of employee benefit solutions in the United States.
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended
December 31, 2022. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
In the opinion of management, all necessary adjustments have been reflected to present fairly the financial position, results of operations, and cash flows for the reporting periods presented. Intercompany transactions and balances have been eliminated in consolidation. Assets under administration or assets under management that the Company holds or manages in a fiduciary or agency capacity for customers are not included in the Condensed Consolidated Financial Statements.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Accounting Standards Adopted in the Current Period
ASU No. 2022-02—Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
In March 2022, the FASB issued ASU No. 2022-02, which eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. In addition, the Update requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6.
Modifications to borrowers experiencing financial difficulty include principal forgiveness, interest rate reductions, payment delays, term extensions, or combinations thereof. Expected losses or recoveries on loans where modifications have been granted to borrowers experiencing financial difficulty have been factored into the ACL on loans and leases. Upon adoption of ASU 2022-02, the Company is no longer required to use a discounted cash flow (or reconcilable) method to measure the ACL resulting from a modification with a borrower experiencing financial difficulty. Accordingly, the Company now applies the same credit loss methodology it uses for similar loans that were not modified.
The Company adopted the Update on January 1, 2023. The Company elected the option to apply the modified retrospective transition method related to the recognition and measurement of TDRs, which resulted in a $5.9 million increase to the Allowance for Credit Losses on Loans and Leases and a $1.7 million decrease to Deferred Tax Assets, net, with a corresponding $4.2 million cumulative-effect adjustment to retained earnings as of the adoption date. The enhanced disclosure requirements provided for by the Update were adopted on a prospective basis. Reporting periods prior to the adoption of the Update are accounted for and presented in accordance with the applicable GAAP.
Refer to Note 4: Loans and Leases for additional information regarding modifications granted to borrowers experiencing financial difficulty.

ASU No. 2022-01—Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method
In March 2022, the FASB issued ASU No. 2022-01—Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method, which expands the current last-of-layer method of hedge accounting that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. Additionally, the amendments in this Update: (i) expand the scope of the portfolio layer method to include non-prepayable assets; (ii) specify eligible hedging instruments in a single-layer hedge; (iii) provide additional guidance on the accounting for and disclosure of hedge basis adjustments; and (iv) specify how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. An entity may also reclassify debt securities classified in the held-to-maturity category at the date of adoption to the available-for-sale category only if the entity applies portfolio layer method hedging to one or more closed portfolios that include those debt securities within a 30-day period.
The Company adopted the Update on January 1, 2023 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements. The entity did not reclassify any debt securities from the held-to-maturity category to the available-for-sale category as permitted upon adoption.
ASU No. 2021-08—Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU No. 2021-08—Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts.
The Company adopted the Update on January 1, 2023 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
Relevant Accounting Standards Issued But Not Yet Adopted
ASU No. 2023-02—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)
In March 2023, the FASB issued ASU No. 2023-02—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force), which permits reporting entities to elect to account for their tax equity investments, regardless of the program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method in accordance with paragraph 323-740-25-4 on a tax-credit-program-by-tax-credit-program basis rather than electing to applying the proportional amortization method at the reporting entity level or to individual investments.
A reporting entity that applies the proportional amortization method to qualifying tax equity investments must account for the receipt of the investment tax credits using the flow-through method under Topic 740, Income Taxes, even if the entity applies the deferral method for other investment tax credit received. The amendments also remove certain guidance for Qualified Affordable Housing Project Investments, require the application of the delayed equity contribution guidance to all tax equity investments, and require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method in accordance with Subtopic 323-740.
The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The amendments generally must be applied on either a modified retrospective or retrospective basis with a cumulative-effect adjustment to retained earnings reflecting the difference between the previous method used to account for the tax equity investment and the application of the proportional amortization method since the investment was entered into. The Company is in the early assessment stages of evaluating the amendments and the impact of adoption on its Consolidated Financial Statements and disclosures.

ASU No. 2023-01—Leases (Topic 842): Common Control Arrangements
In March 2023, the FASB issued ASU No. 2023-01—Leases (Topic 842): Common Control Arrangements, which requires that leasehold improvements associated with leases between entities under common control be: (i) amortized by the lessee over the useful live of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease; however, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group; and (ii) accounted for as a transfer between entities under common control through an adjustment to equity, if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment.
The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The amendments either may be applied prospectively to all new and existing leasehold improvements recognized on or after the adoption date with any remaining unamortized balance of existing leasehold improvements amortized over their remaining useful life to the common control group determined at that date; or retrospectively to the beginning of the period in which the entity first applied Topic 842, with any leasehold improvements that otherwise would not have been amortized or impaired recognized through a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the earliest period presented in accordance with Topic 842. The Company is in the early assessment stages of evaluating the amendments and the impact of adoption on its Consolidated Financial Statements.
ASU No. 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU No. 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction, and requires the following disclosures for equity securities subject to contractual sale restrictions: (i) the fair value of equity securities subject to contractual sale restrictions reflected on the balance sheet; (ii) the nature and remaining duration of the restriction(s); and (iii) the circumstances that could cause a lapse in the restriction(s).
The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. For all entities except investment companies, the amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements as the Company does not currently consider contractual restrictions on the sale of an equity security in measuring fair value.

Note 2: Mergers and Acquisitions
interLINK Acquisition
On January 11, 2023, Webster acquired 100% ownership of interLINK from StoneCastle Partners LLC. interLINK is a technology-enabled deposit management platform that administers over $9 billion of deposits from FDIC-insured cash sweep programs between banks and broker/dealers and clearing firms. The acquisition provides the Company with access to a unique source of core deposit funding and scalable liquidity and adds another technology-enabled channel to its already differentiated, omnichannel deposit gathering capabilities.
The total purchase price of the acquisition was $174.6 million, which included cash paid of $158.6 million and $16.0 million of contingent consideration measured at fair value. The contingent consideration is payable in cash upon the achievement of discrete customer and deposit growth events within three years of the acquisition date. Additional information regarding the determination of fair value for contingent consideration liabilities can be found within Note 14: Fair Value Measurements.
The transaction has been accounted for as a business combination, and resulted in the addition of $31.4 million in net assets measured at fair value, which primarily comprised $36.0 million of broker dealer relationship intangible assets, $6.0 million of developed technology, a $4.0 million non-competition agreement intangible asset, and $15.9 million of royalty liabilities. Fair value estimates of the acquired assets and assumed liabilities are subject to adjustment during the one-year measurement period following the closing of the acquisition. The $143.2 million of preliminary goodwill recognized is deductible for tax purposes.
Bend Financial, Inc. Acquisition
On February 18, 2022, Webster acquired 100% of the equity interests of Bend, a cloud-based platform solution provider for HSAs, in exchange for cash of $55.3 million. The transaction was accounted for as a business combination, and resulted in the addition of $19.6 million in net assets measured at fair value, which primarily comprised $15.9 million of internal use software and a $3.0 million customer relationship intangible asset. The Company's valuations of the assets acquired and liabilities assumed in the Bend Acquisition were considered final as of March 31, 2023.
Merger with Sterling Bancorp
On January 31, 2022, Webster completed its merger with Sterling. The transaction was accounted for as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the merger effective date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to change. Fair value estimates of the assets acquired and liabilities assumed were subject to adjustment during the one-year measurement period following the closing of the merger if new information was obtained about facts and circumstances that existed as of the merger effective date that, if known, would have affected the measurement of the amounts recognized as of that date. Measurement period adjustments made during the first quarter of 2023 totaled a net $25.6 million, which pertained to other assets and other liabilities and their related deferred tax impact. The Company's valuations of the assets acquired and liabilities assumed in the merger with Sterling were considered final as of March 31, 2023.

The following table summarizes the allocation of the purchase price to the fair value of the identifiable assets acquired and liabilities assumed from Sterling as of January 31, 2022:

(In thousands)	Unpaid Principal Balance	Fair Value
Purchase price consideration		$5,180,300
Assets:
Cash and due from banks		510,929
Interest-bearing deposits		3,207
Investment securities available-for-sale		4,429,948
Federal Home Loan Bank and Federal Reserve Bank Stock		150,502
Loans held for sale		23,517
Loans and leases:
Commercial non-mortgage	$5,570,782	5,527,657
Asset-based	694,137	683,958
Commercial real estate	6,790,600	6,656,405
Multi-family	4,303,381	4,255,906
Equipment financing	1,350,579	1,314,311
Warehouse lending	647,767	643,754
Residential	1,313,785	1,281,637
Home equity	132,758	122,553
Other consumer	12,559	12,525
Total loans and leases	$20,816,348	20,498,706
Deferred tax assets, net		(59,716)
Premises and equipment		264,421
Other intangible assets		210,100
Bank-owned life insurance policies		645,510
Accrued interest receivable and other assets		986,729
Total assets acquired		$27,663,853
Liabilities:
Non-interest-bearing deposits		$6,620,248
Interest-bearing deposits		16,643,755
Securities sold under agreements to repurchase and other borrowings		27,184
Long-term debt		516,881
Accrued expenses and other liabilities		589,689
Total liabilities assumed		$24,397,757
Net assets acquired		3,266,096
Goodwill		$1,914,204
In connection with the merger with Sterling, the Company recorded $1.9 billion of goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired. Information regarding the allocation of goodwill to the Company's reportable segments can be found within Note 16: Segment Reporting. For a description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed, refer to Note 2: Mergers and Acquisitions of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Merger-Related Expenses and Exit Activities
The following table summarizes total merger-related expenses, which were primarily incurred in connection with the merger with Sterling:

	Three months ended March 31,
(In thousands)	2023	2022
Compensation and benefits (1)	$11,112	$41,585
Occupancy	735	356
Technology and equipment (2)	(1,709)	19,085
Professional and outside services (3)	20,009	44,457
Marketing	135	—
Other expense (4)	(909)	3,012
Total merger-related expenses	$29,373	$108,495
(1)Comprised primarily of severance and employee retention costs, and executive synergy stock awards.
(2)Comprised primarily of technology contract termination costs. Includes a reduction of $4.8 million to a previously recorded technology-related contract termination charge during the three months ended March 31, 2023, due to a change in the expected use of certain services post core conversion.
(3)Comprised primarily of advisory, legal, accounting, and other professional fees.
(4)Comprised primarily of contract termination costs, disposals on property and equipment, and other miscellaneous expenses. Includes a reduction of $1.7 million to a previously recorded contract termination charge during the three months ended
March 31, 2023, due to a decrease in volume usage.
The following tables summarize the change in accrued expenses and other liabilities as it relates to severance and contract termination costs, which were primarily incurred in connection with the merger with Sterling:

	Three months ended March 31, 2023
(In thousands)	Severance	Contract Termination	Total
Balance, beginning of period	$7,583	$30,362	$37,945
Additions charged to expense	6,196	—	6,196
Cash payments	(6,993)	—	(6,993)
Other	(825)	(6,587)	(7,412)
Balance, end of period	$5,961	$23,775	$29,736

	Three months ended March 31, 2022
(In thousands)	Severance	Contract Termination	Total
Balance, beginning of period	$10,835	$—	$10,835
Additions charged to expense	26,971	17,704	44,675
Cash payments	(1,766)	—	(1,766)
Other (1)	(3,884)	—	(3,884)
Balance, end of period	$32,156	$17,704	$49,860
(1)Reflects the release of $3.9 million from the Company's severance accrual, as the Company re-evaluated its strategic priorities as a combined organization in connection with the Sterling merger, which resulted in modifications to the Company's strategic initiatives that were previously announced in December 2020.

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	At March 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$407,224	$—	$(20,452)	$386,772
Government agency debentures	302,067	—	(39,725)	262,342
Municipal bonds and notes	1,707,779	7	(62,558)	1,645,228
Agency CMO	61,728	—	(4,266)	57,462
Agency MBS	2,496,654	368	(266,172)	2,230,850
Agency CMBS	1,889,561	3,542	(257,851)	1,635,252
CMBS	927,591	—	(25,533)	902,058
Corporate debt	714,359	—	(88,836)	625,523
Private label MBS	48,325	—	(4,063)	44,262
Other	10,061	—	(833)	9,228
Total available-for-sale securities	$8,565,349	$3,917	$(770,289)	$7,798,977

	At December 31, 2022
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$755,968	$—	$(38,928)	$717,040
Government agency debentures	302,018	—	(43,644)	258,374
Municipal bonds and notes	1,719,110	5	(85,913)	1,633,202
Agency CMO	64,984	—	(5,019)	59,965
Agency MBS	2,461,337	26	(303,339)	2,158,024
Agency CMBS	1,664,600	—	(258,114)	1,406,486
CMBS	929,588	—	(32,948)	896,640
CLO	2,108	—	(1)	2,107
Corporate debt	795,999	—	(91,587)	704,412
Private label MBS	48,895	—	(4,646)	44,249
Other	12,548	—	(350)	12,198
Total available-for-sale securities	$8,757,155	$31	$(864,489)	$7,892,697
(1)Accrued interest receivable on available-for-sale securities of $41.4 million and $36.9 million at March 31, 2023, and
December 31, 2022, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	At March 31, 2023
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$—	$—	$386,772	$(20,452)	14	$386,772	$(20,452)
Government agency debentures	71,134	(3,714)	191,208	(36,011)	19	262,342	(39,725)
Municipal bonds and notes	15,479	(239)	1,598,253	(62,319)	430	1,613,732	(62,558)
Agency CMO	7,915	(228)	49,547	(4,038)	38	57,462	(4,266)
Agency MBS	86,133	(3,319)	2,045,564	(262,853)	459	2,131,697	(266,172)
Agency CMBS	64,576	(933)	1,397,565	(256,918)	133	1,462,141	(257,851)
CMBS	155,493	(2,056)	746,565	(23,477)	51	902,058	(25,533)
Corporate debt	13,041	(1,158)	612,482	(87,678)	92	625,523	(88,836)
Private label MBS	44,262	(4,063)	—	—	3	44,262	(4,063)
Other	4,810	(190)	4,168	(643)	2	8,978	(833)
Total	$462,843	$(15,900)	$7,032,124	$(754,389)	1,241	$7,494,967	$(770,289)

	At December 31, 2022
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$337,563	$(19,167)	$379,477	$(19,761)	23	$717,040	$(38,928)
Government agency debentures	258,374	(43,644)	—	—	19	258,374	(43,644)
Municipal bonds and notes	1,616,771	(85,913)	—	—	444	1,616,771	(85,913)
Agency CMO	55,693	(4,640)	4,272	(379)	39	59,965	(5,019)
Agency MBS	1,641,544	(206,412)	515,206	(96,927)	460	2,156,750	(303,339)
Agency CMBS	485,333	(68,674)	921,153	(189,440)	132	1,406,486	(258,114)
CMBS	273,150	(8,982)	598,490	(23,966)	52	871,640	(32,948)
CLO	—	—	2,107	(1)	1	2,107	(1)
Corporate debt	692,990	(89,692)	8,421	(1,895)	105	701,411	(91,587)
Private label MBS	44,249	(4,646)	—	—	3	44,249	(4,646)
Other	12,198	(350)	—	—	4	12,198	(350)
Total	$5,417,865	$(532,120)	$2,429,126	$(332,369)	1,282	$7,846,991	$(864,489)
The $94.2 million decrease in gross unrealized losses from December 31, 2022, to March 31, 2023, is primarily due to a decline in long-term market rates. The Company assesses each available-for-sale security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis is a result from a credit loss or other factors. At both March 31, 2023, and December 31, 2022, no ACL was recorded on available-for-sale securities as each of the securities in the Company's portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.
At March 31, 2023, based on current market conditions and the Company's current targeted balance sheet composition strategy, the Company has the intent to hold its available-for-sale securities with unrealized loss positions through the anticipated recovery period, and it is more-likely-than-not that the Company will not have to sell these available-for-sale securities before the recovery of the entire amortized cost basis. The issuers of these available-for-sale securities have not, to the Company’s knowledge, established any cause for default. Market prices are expected to approach par as the securities approach maturity.
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	At March 31, 2023
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$41,886	$41,593
After 1 year through 5 years	953,221	903,665
After 5 through 10 years	1,469,500	1,364,238
After 10 years	6,100,742	5,489,481
Total available-for-sale securities	$8,565,349	$7,798,977
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
During the three months ended March 31, 2023, the Company sold U.S. Treasury notes and Corporate debt securities classified as available-for-sale for proceeds of $395.4 million, which resulted in gross realized losses of $20.5 million. Because $3.8 million of the total loss recognized was attributed to a decline in credit quality, that portion of the charge has been included in the Provision for credit losses on the accompanying Condensed Consolidated Statements of Income. There were no sales of available-for-sale securities during the three months ended March 31, 2022.

Other Information
The following table summarizes available-for-sale securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At March 31, 2023	At December 31, 2022
Pledged for deposits	$2,868,000	$2,573,072
Pledged for borrowings and other	3,848,039	1,195,101
Total available-for-sale securities pledged	$6,716,039	$3,768,173
At March 31, 2023, the Company had callable available-for-sale securities with an aggregate carrying value of $2.8 billion.

Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	At March 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$27,101	$—	$(1,727)	$25,374	$—	$27,101
Agency MBS	2,613,113	1,458	(300,457)	2,314,114	—	2,613,113
Agency CMBS	3,364,186	3,790	(410,763)	2,957,213	—	3,364,186
Municipal bonds and notes	927,501	2,957	(29,188)	901,270	282	927,219
CMBS	131,604	—	(8,893)	122,711	—	131,604
Total held-to-maturity securities	$7,063,505	$8,205	$(751,028)	$6,320,682	$282	$7,063,223

	At December 31, 2022
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$28,358	$—	$(2,060)	$26,298	$—	$28,358
Agency MBS	2,626,114	827	(339,592)	2,287,349	—	2,626,114
Agency CMBS	2,831,949	845	(407,648)	2,425,146	—	2,831,949
Municipal bonds and notes	928,845	1,098	(47,183)	882,760	182	928,663
CMBS	149,613	—	(9,713)	139,900	—	149,613
Total held-to-maturity securities	$6,564,879	$2,770	$(806,196)	$5,761,453	$182	$6,564,697
(1)Accrued interest receivable on held-to-maturity securities of $20.2 million and $24.2 million at March 31, 2023, and
December 31, 2022, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
An ACL on held-to-maturity securities is recorded for certain Municipal bonds and notes to account for expected lifetime credit losses. Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally-related entity and are either explicitly or implicitly guaranteed and therefore, assumed to be zero loss. Held-to-maturity securities with gross unrealized losses and no ACL are considered to be high credit quality, and therefore, zero credit loss has been recorded.
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three months ended March 31,
(In thousands)	2023	2022
Balance, beginning of period	$182	$214
Provision (benefit) for credit losses	100	(10)
Balance, end of period	$282	$204
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	At March 31, 2023
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$6,093	$6,115
After 1 year through 5 years	52,893	53,722
After 5 through 10 years	338,353	324,864
After 10 years	6,666,166	5,935,981
Total held-to-maturity securities	$7,063,505	$6,320,682
Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.

Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by Standard & Poor's Rating Services, Moody's Investor Services, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade held-to-maturity securities at March 31, 2023, or December 31, 2022. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	March 31, 2023
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	Not Rated
Agency CMO	$—	$27,101	$—	$—	$—	$—	$—
Agency MBS	—	2,613,113	—	—	—	—	—
Agency CMBS	—	3,364,186	—	—	—	—	—
Municipal bonds and notes	350,578	163,138	254,843	116,343	38,134	4,165	300
CMBS	131,604	—	—	—	—	—	—
Total held-to-maturity securities	$482,182	$6,167,538	$254,843	$116,343	$38,134	$4,165	$300

	December 31, 2022
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	Not Rated
Agency CMO	$—	$28,358	$—	$—	$—	$—	$—
Agency MBS	—	2,626,114	—	—	—	—	—
Agency CMBS	—	2,831,949	—	—	—	—	—
Municipal bonds and notes	336,035	163,312	255,235	116,870	38,177	4,165	15,051
CMBS	149,613	—	—	—	—	—	—
Total held-to-maturity securities	$485,648	$5,649,733	$255,235	$116,870	$38,177	$4,165	$15,051
At March 31, 2023, and December 31, 2022, there were no held-to-maturity securities past due under the terms of their agreements nor in non-accrual status.
Other Information
The following table summarizes held-to-maturity securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At March 31, 2023	At December 31, 2022
Pledged for deposits	$1,573,285	$1,596,777
Pledged for borrowings and other	5,057,769	260,735
Total held-to-maturity securities pledged	$6,631,054	$1,857,512
At March 31, 2023, the Company had callable held-to-maturity securities with an aggregate carrying value of $0.9 billion.

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	At March 31, 2023	At December 31, 2022
Commercial non-mortgage	$16,939,373	$16,392,795
Asset-based	1,760,527	1,821,642
Commercial real estate	13,499,139	12,997,163
Multi-family	7,014,599	6,621,982
Equipment financing	1,601,109	1,628,393
Warehouse lending	474,328	641,976
Commercial portfolio	41,289,075	40,103,951
Residential	8,001,563	7,963,420
Home equity	1,580,569	1,633,107
Other consumer	55,316	63,948
Consumer portfolio	9,637,448	9,660,475
Loans and leases	$50,926,523	$49,764,426
The carrying amount of loans and leases at March 31, 2023, and December 31, 2022, includes net unamortized
(discounts)/premiums and net unamortized deferred (fees)/costs totaling $(58.6) million and $(68.7) million, respectively. Accrued interest receivable of $246.1 million and $226.3 million at March 31, 2023, and December 31, 2022, respectively, is excluded from the carrying amount of loans and leases and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. At March 31, 2023, the Company had pledged $15.0 billion of eligible loans as collateral to support borrowing capacity at the FHLB.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	At March 31, 2023
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$6,916	$162	$215	$69,129	$76,422	$16,862,951	$16,939,373
Asset-based	—	—	—	9,428	9,428	1,751,099	1,760,527
Commercial real estate	15,171	—	175	33,966	49,312	13,449,827	13,499,139
Multi-family	1,929	—	—	—	1,929	7,012,670	7,014,599
Equipment financing	2,472	105	—	13,018	15,595	1,585,514	1,601,109
Warehouse lending	—	—	—	—	—	474,328	474,328
Commercial portfolio	26,488	267	390	125,541	152,686	41,136,389	41,289,075
Residential	7,112	3,347	—	25,291	35,750	7,965,813	8,001,563
Home equity	3,977	1,649	—	28,873	34,499	1,546,070	1,580,569
Other consumer	415	104	213	106	838	54,478	55,316
Consumer portfolio	11,504	5,100	213	54,270	71,087	9,566,361	9,637,448
Total	$37,992	$5,367	$603	$179,811	$223,773	$50,702,750	$50,926,523

	At December 31, 2022
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$8,434	$821	$645	$71,884	$81,784	$16,311,011	$16,392,795
Asset-based	5,921	—	—	20,024	25,945	1,795,697	1,821,642
Commercial real estate	1,494	23,492	68	39,057	64,111	12,933,052	12,997,163
Multi-family	1,157	—	—	636	1,793	6,620,189	6,621,982
Equipment financing	806	9,988	—	12,344	23,138	1,605,255	1,628,393
Warehouse lending	—	—	—	—	—	641,976	641,976
Commercial portfolio	17,812	34,301	713	143,945	196,771	39,907,180	40,103,951
Residential	8,246	3,083	—	25,424	36,753	7,926,667	7,963,420
Home equity	5,293	2,820	—	27,924	36,037	1,597,070	1,633,107
Other consumer	1,028	85	13	148	1,274	62,674	63,948
Consumer portfolio	14,567	5,988	13	53,496	74,064	9,586,411	9,660,475
Total	$32,379	$40,289	$726	$197,441	$270,835	$49,493,591	$49,764,426

The following table provides additional information on non-accrual loans and leases:

	At March 31, 2023		At December 31, 2022
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$69,129	$12,382	$71,884	$12,598
Asset-based	9,428	1,330	20,024	1,491
Commercial real estate	33,966	1,502	39,057	90
Multi-family	—	—	636	—
Equipment financing	13,018	1,895	12,344	2,240
Commercial portfolio	125,541	17,109	143,945	16,419
Residential	25,291	10,674	25,424	10,442
Home equity	28,873	15,114	27,924	15,193
Other consumer	106	4	148	5
Consumer portfolio	54,270	25,792	53,496	25,640
Total	$179,811	$42,901	$197,441	$42,059
Interest on non-accrual loans and leases that would have been recognized as additional interest income had the loans and leases been current in accordance with their original terms totaled $6.1 million and $4.4 million for the three months ended
March 31, 2023, and 2022, respectively.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	At or for the three months ended March 31,
	2023			2022
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$533,125	$61,616	$594,741	$257,877	$43,310	$301,187
Adoption of ASU No. 2022-02	7,704	(1,831)	5,873	—	—	—
Initial allowance for PCD loans and leases (1)	—	—	—	78,376	9,669	88,045
Provision (benefit)	38,757	(936)	37,821	184,327	4,741	189,068
Charge-offs	(26,410)	(1,098)	(27,508)	(11,248)	(1,120)	(12,368)
Recoveries	1,574	1,413	2,987	1,364	2,075	3,439
Balance, end of period	$554,750	$59,164	$613,914	$510,696	$58,675	$569,371
Individually evaluated for credit losses	27,459	8,590	36,049	32,736	12,057	44,793
Collectively evaluated for credit losses	$527,291	$50,574	$577,865	$477,960	$46,618	$524,578
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
To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk and a higher FICO score is indicative of lower credit risk. FICO scores are updated on at least a quarterly basis.

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At March 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$867,446	$5,084,158	$1,781,158	$864,566	$708,271	$1,156,948	$5,992,440	$16,454,987
Special mention	25,083	62,638	24,644	12,727	15,640	8,631	30,522	179,885
Substandard	22,393	59,838	15,155	46,558	35,660	56,930	67,967	304,501
Total commercial non-mortgage	914,922	5,206,634	1,820,957	923,851	759,571	1,222,509	6,090,929	16,939,373
Current period gross write-offs	324	103	101	395	169	2,105	—	3,197
Asset-based:
Risk rating:
Pass	2,000	21,486	—	8,868	10,585	51,172	1,514,179	1,608,290
Special mention	—	—	—	—	—	495	66,053	66,548
Substandard	—	—	—	—	1,330	—	84,359	85,689
Total asset-based	2,000	21,486	—	8,868	11,915	51,667	1,664,591	1,760,527
Current period gross write-offs	—	—	—	—	13,189	—	—	13,189
Commercial real estate:
Risk rating:
Pass	921,252	3,438,768	1,999,831	1,481,136	1,547,577	3,591,701	139,886	13,120,151
Special mention	4,225	22,788	43,548	42,519	51,379	74,390	4,499	243,348
Substandard	—	515	2,453	212	31,137	101,323	—	135,640
Total commercial real estate	925,477	3,462,071	2,045,832	1,523,867	1,630,093	3,767,414	144,385	13,499,139
Current period gross write-offs	—	—	—	—	—	8,950	—	8,950
Multi-family:
Risk rating:
Pass	508,429	1,930,324	1,051,536	449,185	666,060	2,189,520	93,523	6,888,577
Special mention	—	37,686	—	13,243	370	40,800	8,402	100,501
Substandard	—	—	—	377	—	25,144	—	25,521
Total multi-family	508,429	1,968,010	1,051,536	462,805	666,430	2,255,464	101,925	7,014,599
Current period gross write-offs	—	—	—	—	—	1,033	—	1,033
Equipment financing:
Risk rating:
Pass	132,662	367,476	316,521	295,379	277,878	145,561	—	1,535,477
Special mention	—	—	170	—	11,583	6,540	—	18,293
Substandard	—	3,183	14,918	12,013	4,527	12,698	—	47,339
Total equipment financing	132,662	370,659	331,609	307,392	293,988	164,799	—	1,601,109
Current period gross write-offs	—	—	—	—	—	41	—	41
Warehouse lending:
Risk rating:
Pass	—	—	—	—	—	—	474,328	474,328
Total warehouse lending	—	—	—	—	—	—	474,328	474,328
Current period gross write-offs	—	—	—	—	—	—	—	—
Total commercial portfolio	$2,483,490	$11,028,860	$5,249,934	$3,226,783	$3,361,997	$7,461,853	$8,476,158	$41,289,075
Current period gross write-offs	$324	$103	$101	$395	$13,358	$12,129	$—	$26,410

	At December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$5,154,781	$1,952,158	$965,975	$792,977	$593,460	$780,200	$5,670,532	$15,910,083
Special mention	104,277	15,598	21,168	263	14,370	7,770	40,142	203,588
Substandard	28,203	11,704	69,954	36,604	70,634	16,852	41,917	275,868
Doubtful	—	—	—	1	—	—	3,255	3,256
Total commercial non-mortgage	5,287,261	1,979,460	1,057,097	829,845	678,464	804,822	5,755,846	16,392,795
Asset-based:
Pass	19,659	3,901	9,424	14,413	5,163	55,553	1,551,250	1,659,363
Special mention	—	—	—	—	—	—	80,476	80,476
Substandard	—	—	—	1,491	—	—	80,312	81,803
Total asset-based	19,659	3,901	9,424	15,904	5,163	55,553	1,712,038	1,821,642
Commercial real estate:
Pass	3,420,635	2,246,672	1,556,185	1,605,869	1,058,730	2,681,052	97,832	12,666,975
Special mention	21,878	8,995	7,264	37,570	47,419	66,652	1,000	190,778
Substandard	519	2,459	216	31,163	47,021	57,997	—	139,375
Doubtful	—	—	—	1	—	34	—	35
Total commercial real estate	3,443,032	2,258,126	1,563,665	1,674,603	1,153,170	2,805,735	98,832	12,997,163
Multi-family:
Pass	1,992,980	1,057,705	507,065	694,066	444,564	1,748,337	51,655	6,496,372
Special mention	37,677	—	—	95	40,307	726	8,838	87,643
Substandard	—	—	382	—	12,681	24,904	—	37,967
Total multi-family	2,030,657	1,057,705	507,447	694,161	497,552	1,773,967	60,493	6,621,982
Equipment financing:
Pass	388,641	345,792	331,419	308,441	98,874	83,264	—	1,556,431
Special mention	—	185	—	11,965	6,775	25	—	18,950
Substandard	314	16,711	18,436	5,016	5,307	7,228	—	53,012
Total equipment financing	388,955	362,688	349,855	325,422	110,956	90,517	—	1,628,393
Warehouse lending:
Pass	—	—	—	—	—	—	641,976	641,976
Total warehouse lending	—	—	—	—	—	—	641,976	641,976
Total commercial portfolio	$11,169,564	$5,661,880	$3,487,488	$3,539,935	$2,445,305	$5,530,594	$8,269,185	$40,103,951

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At March 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$15,014	$681,916	$1,043,662	$468,357	$150,282	$993,219	$—	$3,352,450
740-799	69,297	866,867	863,689	308,974	111,803	716,299	—	2,936,929
670-739	18,719	346,423	326,999	91,487	62,585	393,008	—	1,239,221
580-669	63	46,328	52,355	14,004	10,532	125,882	—	249,164
579 and below	—	53,275	3,563	3,963	99,840	63,158	—	223,799
Total residential	103,093	1,994,809	2,290,268	886,785	435,042	2,291,566	—	8,001,563
Current period gross write-offs	—	—	—	—	—	211	—	211
Home equity:
Risk rating:
800+	6,211	26,483	35,954	25,557	8,524	63,613	434,492	600,834
740-799	4,088	29,016	31,860	18,237	6,556	38,748	375,534	504,039
670-739	4,421	15,017	17,246	6,262	4,153	34,796	257,878	339,773
580-669	408	2,984	2,504	1,483	903	13,456	74,873	96,611
579 and below	202	419	766	643	529	6,120	30,633	39,312
Total home equity	15,330	73,919	88,330	52,182	20,665	156,733	1,173,410	1,580,569
Current period gross write-offs	—	—	—	—	—	108	—	108
Other consumer:
Risk rating:
800+	140	443	207	479	843	266	17,207	19,585
740-799	266	782	2,589	1,332	1,933	570	7,675	15,147
670-739	154	838	409	1,815	3,117	975	8,836	16,144
580-669	58	304	216	297	694	159	1,294	3,022
579 and below	22	120	43	41	127	55	1,010	1,418
Total other consumer	640	2,487	3,464	3,964	6,714	2,025	36,022	55,316
Current period gross write-offs	435	—	3	114	126	101	—	779
Total consumer portfolio	$119,063	$2,071,215	$2,382,062	$942,931	$462,421	$2,450,324	$1,209,432	$9,637,448
Current period gross write-offs	$435	$—	$3	$114	$126	$420	$—	$1,098

	At December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$527,408	$954,568	$469,518	$160,596	$28,361	$997,409	$—	$3,137,860
740-799	963,026	946,339	311,295	111,913	43,684	689,771	—	3,066,028
670-739	381,515	350,671	103,999	62,365	18,451	384,687	—	1,301,688
580-669	40,959	49,648	14,484	5,836	2,357	138,107	—	251,391
579 and below	52,464	3,693	2,057	84,032	1,299	62,908	—	206,453
Total residential	1,965,372	2,304,919	901,353	424,742	94,152	2,272,882	—	7,963,420
Home equity:
800+	25,475	35,129	25,612	7,578	12,545	55,352	465,318	627,009
740-799	26,743	35,178	17,621	8,111	7,765	32,270	398,692	526,380
670-739	18,396	16,679	8,175	3,635	7,614	30,060	259,646	344,205
580-669	2,848	3,068	1,520	1,456	1,163	13,607	76,614	100,276
579 and below	426	386	651	661	563	4,736	27,814	35,237
Total home equity	73,888	90,440	53,579	21,441	29,650	136,025	1,228,084	1,633,107
Other consumer:
800+	495	218	544	1,045	247	56	19,196	21,801
740-799	888	2,624	1,959	2,494	941	364	12,218	21,488
670-739	977	603	2,480	4,238	1,041	118	6,107	15,564
580-669	211	117	337	801	173	54	2,223	3,916
579 and below	169	101	29	116	36	21	707	1,179
Total other consumer	2,740	3,663	5,349	8,694	2,438	613	40,451	63,948
Total consumer portfolio	$2,042,000	$2,399,022	$960,281	$454,877	$126,240	$2,409,520	$1,268,535	$9,660,475

Collateral Dependent Loans and Leases
A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected to be provided through the operation or sale of collateral. At March 31, 2023, and December 31, 2022, the carrying amount of collateral dependent commercial loans and leases totaled $28.1 million and $43.8 million, respectively, and the carrying amount of collateral dependent consumer loans totaled $40.4 million and $45.2 million, respectively. Commercial non-mortgage, asset-based, and equipment financing loans and leases are generally secured by machinery and equipment, inventory, receivables, or other non-real estate assets, whereas commercial real estate, multi-family, residential, home equity, and other consumer loans are secured by real estate. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell. At March 31, 2023, and December 31, 2022, the collateral value associated with collateral dependent loans and leases totaled $79.1 million and $108.0 million, respectively.
Modifications for Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Company adopted ASU 2022-02, which eliminates the accounting guidance for TDRs and enhances the disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. For a description of the Company's accounting policies related to the accounting and reporting of TDRs, for which comparative period information is presented, refer to Note 1: Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
In certain circumstances, the Company enters into agreements to modify the terms of loans to borrowers experiencing financial difficulty. A variety of solutions are offered to borrowers experiencing financial difficulty, including loan modifications that may result in principal forgiveness, interest rate reductions, payment delays, term extension, or a combination thereof. The following is a description of each of these types of modifications:
•Principal forgiveness – The outstanding principal balance of a loan may be reduced by a specified amount. Principal forgiveness may occur voluntarily as part of a negotiated agreement with a borrower, or involuntarily through a bankruptcy proceeding.
•Interest rate reductions – Includes modifications where the contractual interest rate of the loan has been reduced.
•Payment delays – Deferral arrangements which allow borrowers to delay a scheduled loan payment to a later date. Deferred loan payments do not affect the original contractual terms of the loan. Modifications that result in only an insignificant payment delay are not disclosed. The Company considers that a three month or less payment delay generally would be considered insignificant.
•Term extensions – Extensions of the original contractual maturity date of the loan.
•Combination – Combination includes loans that have undergone more than one of the above loan modification types.
Significant judgment is required to determine if a borrower is experiencing financial difficulty. These considerations vary by portfolio class. The Company has identified modifications to borrowers experiencing financial difficulty that are included in its disclosures as follows:
•Commercial: The Company evaluates modifications of loans to commercial borrowers that are rated substandard or worse, and includes the modifications in its disclosures to the extent that the modification is considered other-than-insignificant.
•Consumer: The Company evaluates modifications of loans to consumer borrowers subject to its loss mitigation program and includes them in its disclosures to the extent that the modification is considered other-than-insignificant.
The following table summarizes the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted during the three months ended March 31, 2023:

(In thousands)	Interest Rate Reduction	Term Extension	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$7	$29,884	$—	$29,891	0.2%
Commercial real estate	—	17,116	—	17,116	0.1
Home equity	—	57	64	121	—
Total (1)	$7	$47,057	$64	$47,128	0.1%
(1)The total amortized cost excludes accrued interest receivable of $0.2 million.
(2)Represents the amortized cost of loans modified during the reporting period as a percentage of the period-end loan balance by class.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

Financial Effect
Interest Rate Reduction:
Commercial non-mortgage	Reduced weighted average interest rate by 4.5%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average 0.6 years
Commercial real estate	Extended term by a weighted average 1.0 year
Home equity	Extended term by a weighted average 8.8 years
Combination:
Home equity	Extended term by a weighted average 5.1 years and reduced weighted average interest rate by 1.5%
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table summarizes the aging of loans that have been modified during the three months ended March 31, 2023:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$3,562	$—	$—	$—	$26,329	$29,891
Commercial real estate	17,116	—	—	—	—	17,116
Home equity	23	—	—	—	98	121
Total	$20,701	$—	$—	$—	$26,427	$47,128
There were no loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023, and that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due and still accruing. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms. Commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified were not significant.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
The following table summarizes information related to TDRs:

(In thousands)	At December 31, 2022
Accrual status	$110,868
Non-accrual status	83,954
Total TDRs	$194,822

Additional funds committed to borrowers in TDR status	$1,724
Specific reserves for TDRs included in the ACL on loans and leases:
Commercial portfolio	$14,578
Consumer portfolio	3,559
The following table summarizes loans and leases modified as TDRs by class and modification type during the three months ended March 31, 2022:

(Dollars in thousands)	Number of Contracts	Recorded Investment (1)
Commercial non-mortgage
Term extension	2	$98
Combination - Term extension and interest rate reduction	2	92
Residential
Other (2)	5	2,985
Home equity
Combination - Term extension and interest rate reduction	4	44
Other (2)	17	1,242
Total TDRs	30	$4,461
(1)Post-modification balances approximated pre-modification balances. The aggregate amount of charge-offs due to restructurings was not significant.
(2)Other included covenant modifications, forbearance, discharges under Chapter 7 bankruptcy, or other concessions.
During the three months ended March 31, 2022, the portion of TDRs deemed to uncollectible and charged-off totaled $9.1 million for the commercial portfolio and $0.1 million for the consumer portfolio. There were no significant loans and leases modified as TDRs within the previous twelve months and for which there was a payment default during the three months ended March 31, 2022.

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
The following table summarizes information related to mortgage banking activities:

	Three months ended March 31,
(In thousands)	2023	2022
Net gain on sale	$77	$397
Origination fees	11	135
Fair value adjustment	(29)	(104)
Mortgage banking activities	$59	$428

Proceeds from sale	$3,832	$26,753
Loans sold with servicing rights retained	1,229	25,363
Under certain circumstances, the Company may decide to sell loans that were not originated or otherwise acquired with the intent to sell. During the three months ended March 31, 2023, and 2022, the Company sold commercial loans not originated for sale for proceeds of $106.7 million and $51.1 million, respectively, which resulted in net gains on sale of $0.1 million and
$1.8 million, respectively.
In addition, the Company may retain servicing rights on its residential mortgage loans sold in the normal course of business. At March 31, 2023, and December 31, 2022, the aggregate principal balance of residential mortgage loans serviced for others totaled $1.9 billion and $2.0 billion, respectively. Mortgage servicing rights are held at the lower of cost, net of accumulated amortization, or fair market value, and are included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company assesses mortgage servicing rights for impairment each quarter and establishes or adjusts the valuation allowance to the extent that amortized cost exceeds the estimated fair market value.
The following table presents the change in the carrying amount for mortgage servicing rights:

	Three months ended March 31,
(In thousands)	2023	2022
Balance, beginning of period	$9,515	$9,237
Acquired from Sterling	—	859
Additions	15	209
Amortization	(341)	(570)
Balance, end of period	$9,189	$9,735
Loan servicing fees, net of mortgage servicing rights amortization, were $1.3 million and $1.1 million for the three months ended March 31, 2023, and 2022, respectively, and are included in Loan and lease related fees on the accompanying Condensed Consolidated Statements of Income. Information regarding the fair value of loans held for sale and mortgage servicing rights can be found within Note 14: Fair Value Measurements.

Note 6: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	At March 31, 2023	At December 31, 2022
Balance, beginning of period	$2,514,104	$538,373
interLINK acquisition	143,216	—
Sterling merger (1)	(25,561)	1,939,765
Bend acquisition (1)	(294)	35,966
Balance, end of period	$2,631,465	$2,514,104
(1)Reflects adjustments recorded within the one-year measurement period, which were identified as a result of extended information gathering and new information that arose from integration activities. The allocation of the purchase price and goodwill calculations for both the Sterling merger and Bend acquisition are final as of March 31, 2023.
Information regarding goodwill by reportable segment can be found within Note 16: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	At March 31, 2023			At December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$146,037	$41,237	$104,800	$146,037	$36,710	$109,327
Customer relationships (1)	151,000	29,755	121,245	115,000	24,985	90,015
Non-competition agreement (1)	4,000	200	3,800	—	—	—
Total other intangible assets	$301,037	$71,192	$229,845	$261,037	$61,695	$199,342
(1)The increase in the gross carrying amount is attributed to the acquisition of interLINK, in which the Company identified and recorded a $36.0 million intangible asset for broker dealer relationships, which is being amortized on an accelerated basis over an estimated useful life of 10 years, and a $4.0 million non-competition agreement, which is being amortized on a straight-line basis over an estimated useful life of 5 years.
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	At March 31, 2023
Remainder of 2023	$26,710
2024	29,618
2025	25,956
2026	25,565
2027	25,565
Thereafter	96,431

Note 7: Deposits
The following table summarizes deposits by type:

(In thousands)	At March 31, 2023	At December 31, 2022
Non-interest-bearing:
Demand	$12,007,387	$12,974,975
Interest-bearing:
Health savings accounts	8,272,507	7,944,892
Checking	8,560,750	9,237,529
Money market	14,203,858	11,062,652
Savings	7,723,198	8,673,343
Time deposits	4,529,779	4,160,949
Total interest-bearing	$43,290,092	$41,079,365
Total deposits	$55,297,479	$54,054,340

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$1,268,506	$1,964,873
Aggregate amount of time deposit accounts that exceeded the FDIC limit	1,457,289	1,894,950
Demand deposit overdrafts reclassified as loan balances	6,832	8,721
(1)Excludes $2.9 billion of money market sweep deposits received through interLINK at March 31, 2023.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	At March 31, 2023
Remainder of 2023	$3,168,801
2024	1,132,496
2025	132,543
2026	53,306
2027	36,616
Thereafter	6,017
Total time deposits	$4,529,779

Note 8: Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At March 31, 2023		At December 31, 2022
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$306,154	0.11%	$282,005	0.11%
Federal funds purchased	—	—	869,825	4.44
Securities sold under agreements to repurchase and other borrowings	$306,154	0.11%	$1,151,830	3.38%
(1)The Company has the right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase are presented as gross transactions, as only liabilities are outstanding for the periods presented.
Securities sold under agreements to repurchase, all of which have an original maturity of one year or less for the periods presented, are used as a source of borrowed funds and are collateralized by Agency MBS and Corporate debt. The Company's repurchase agreement counterparties are limited to primary dealers in government securities, and commercial and municipal customers through the Corporate Treasury function. The Company may also purchase unsecured term and overnight federal funds to satisfy its short-term liquidity needs.

The following table summarizes information for FHLB advances:

	At March 31, 2023		At December 31, 2022
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$8,550,183	5.18%	$5,450,187	4.40%
After 1 but within 2 years	—	—	—	—
After 2 but within 3 years	—	—	—	—
After 3 but within 4 years	—	—	—	—
After 4 but within 5 years	486	1.35	252	—
After 5 years	9,792	2.07	10,113	2.09
Total FHLB advances	$8,560,461	5.18%	$5,460,552	4.39%

Aggregate carrying value of assets pledged as collateral	$19,778,232		$13,692,379
Remaining borrowing capacity at FHLB	6,509,929		4,291,326
The Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential and commercial real estate loans, home equity lines of credit, CMBS, Agency MBS, Agency CMO, U.S. Treasury notes, and MBS. The Bank was in compliance with its FHLB collateral requirements at both March 31, 2023, and December 31, 2022.
The following table summarizes long-term debt:

(Dollars in thousands)		At March 31, 2023	At December 31, 2022
4.375%	Senior fixed-rate notes due February 15, 2024	$150,000	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	332,119	333,458
4.000%	Subordinated fixed-to-floating rate notes due December 30, 2029	274,000	274,000
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	225,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total senior and subordinated debt		1,058,439	1,059,778
Discount on senior fixed-rate notes		(701)	(756)
Debt issuance cost on senior fixed-rate notes		(1,723)	(1,824)
Premium on subordinated fixed-to-floating rate notes		15,398	15,930
Long-term debt (1)		$1,071,413	$1,073,128
(1)The classification of debt as long-term is based on the initial terms of greater than one year as of the date of issuance.
(2)The Company de-designated its fair value hedging relationship on these senior notes in 2020. A basis adjustment of $32.1 million and $33.5 million at March 31, 2023, and December 31, 2022, respectively, is included in the carrying value and is being amortized over the remaining life of the senior notes.
(3)The interest rate on the Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month LIBOR plus 2.95%, was 7.86% and 7.69% at March 31, 2023, and December 31, 2022, respectively.

Note 9: Accumulated Other Comprehensive Income (Loss), Net of Tax
The following tables summarize the changes in each component of accumulated other comprehensive income (loss), net of tax:

	Three months ended March 31, 2023
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(631,160)	$(8,874)	$(44,926)	$(684,960)
Other comprehensive income before reclassifications	56,635	20,782	3,553	80,970
Amounts reclassified from accumulated other comprehensive (loss)	14,983	592	395	15,970
Other comprehensive income, net of tax	71,618	21,374	3,948	96,940
Balance, end of period	$(559,542)	$12,500	$(40,978)	$(588,020)

	Three months ended March 31, 2022
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$4,536	$6,070	$(33,186)	$(22,580)
Other comprehensive (loss) before reclassifications	(244,879)	(8,613)	(719)	(254,211)
Amounts reclassified from accumulated other comprehensive income (loss)	—	769	299	1,068
Other comprehensive (loss), net of tax	(244,879)	(7,844)	(420)	(253,143)
Balance, end of period	$(240,343)	$(1,774)	$(33,606)	$(275,723)
The following table further summarizes the amounts reclassified from accumulated other comprehensive income (loss):

Accumulated Other Comprehensive Income (Loss) Components	Three months ended		Associated Line Item on the Condensed Consolidated Statements of Income
	March 31,
	2023	2022
(In thousands)
Investment securities available-for-sale:
Net holding (losses)	$(20,483)	$—	(Loss) on sale of investment securities
Tax benefit	5,500	—	Income tax expense
Net of tax	$(14,983)	$—
Derivative instruments:
Hedge terminations	$(76)	$(77)	Interest expense
Premium amortization	(736)	(978)	Interest income
Tax benefit	220	286	Income tax expense
Net of tax	$(592)	$(769)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(542)	$(411)	Other expense
Tax benefit	147	112	Income tax expense
Net of tax	$(395)	$(299)

Note 10: Regulatory Capital and Restrictions
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
At March 31, 2023, and December 31, 2022, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
The following tables provides information on the capital ratios for the Holding Company and the Bank:

	At March 31, 2023
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$5,796,578	10.42%	$2,503,935	4.5%	$3,616,794	6.5%
Total risk-based capital	7,229,512	12.99	4,451,439	8.0	5,564,299	10.0
Tier 1 risk-based capital	6,080,557	10.93	3,338,580	6.0	4,451,439	8.0
Tier 1 leverage capital	6,080,557	8.65	2,812,832	4.0	3,516,040	5.0
Webster Bank
CET1 risk-based capital	$6,605,427	11.89%	$2,500,320	4.5%	$3,611,573	6.5%
Total risk-based capital	7,162,664	12.89	4,445,013	8.0	5,556,266	10.0
Tier 1 risk-based capital	6,605,427	11.89	3,333,760	6.0	4,445,013	8.0
Tier 1 leverage capital	6,605,427	9.40	2,810,676	4.0	3,513,345	5.0

	At December 31, 2022
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$5,822,369	10.71%	$2,446,344	4.5%	$3,533,608	6.5%
Total risk-based capital	7,203,029	13.25	4,349,056	8.0	5,436,320	10.0
Tier 1 risk-based capital	6,106,348	11.23	3,261,792	6.0	4,349,056	8.0
Tier 1 leverage capital	6,106,348	8.95	2,730,212	4.0	3,412,765	5.0
Webster Bank
CET1 risk-based capital	$6,661,504	12.28%	$2,442,058	4.5%	$3,527,417	6.5%
Total risk-based capital	7,165,935	13.20	4,341,437	8.0	5,426,796	10.0
Tier 1 risk-based capital	6,661,504	12.28	3,256,078	6.0	4,341,437	8.0
Tier 1 leverage capital	6,661,504	9.77	2,727,476	4.0	3,409,345	5.0
(1)In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and a subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, regulatory capital ratios will phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2022, 2023, and 2024, the Company is allowed 75%, 50%, and 25%, respectively, of the regulatory capital benefit as of December 31, 2021, with full absorption occurring in 2025.

Dividend Restrictions
The Holding Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed net income for that year combined with undistributed net income for the preceding two years. The Bank paid the Holding Company $150.0 million in dividends during the three months ended March 31, 2023, for which no express approval from the OCC was required. No dividends were paid by the Bank to the Holding Company during the three months ended March 31, 2022.
Cash Restrictions
The Bank is required under Federal Reserve regulations to maintain cash reserve balances in the form of vault cash or deposits held at a FRB to ensure that it is able to meet customer demands. The reserve requirement ratio is subject to adjustment as economic conditions warrant. Effective March 26, 2020, the Federal Reserve reset the requirement to zero in order to address liquidity concerns resulting from the COVID-19 pandemic. Pursuant to this action, the Bank has not been required to hold cash reserve balances since that date.
Note 11: Variable Interest Entities
The Company has an investment interest in the following entities that each meet the definition of a variable interest entity. Information regarding the Company's consolidation of variable interest entities can be found within Note 1: Summary of Significant Accounting Policies in the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Consolidated
Rabbi Trusts. The Company established a Rabbi Trust to meet its obligations due under the Webster Bank Deferred Compensation Plan for Directors and Officers and to mitigate expense volatility. The funding of the Rabbi Trust and the discontinuation of the Webster Bank Deferred Compensation Plan for Directors and Officers occurred during 2012. In connection with the Sterling merger in 2022, the Company acquired assets held in a separate Rabbi Trust that had been previously established to fund obligations due under the Greater New York Savings Bank Directors' Retirement Plan.
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
The Rabbi Trusts' assets are included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. Investment earnings and any changes in fair value are included in Other income on the accompanying Condensed Consolidated Statements of Income. Additional information regarding the Rabbi Trusts' investments can be found within Note 14: Fair Value Measurements.
Non-Consolidated
Low-Income Housing Tax Credit Investments. The Company makes non-marketable equity investments in entities that sponsor affordable housing and other community development projects that qualify for the LIHTC Program pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is not only to assist the Bank in meeting its responsibilities under the CRA, but also to provide a return, primarily through the realization of tax benefits. While the Company's investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as the Company is not the primary beneficiary. The Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance and the Company does not have the obligation to absorb losses and/or the right to receive benefits. The Company applies the proportional amortization method to subsequently measure its investments in qualified affordable housing projects.
The following table summarizes the Company's LIHTC investments and related unfunded commitments:

(In thousands)	March 31, 2023	December 31, 2022
Gross investment in LIHTC investments	$798,085	$797,453
Accumulated amortization	(90,902)	(69,424)
Net investment in LIHTC investments	$707,183	$728,029

Unfunded commitments for LIHTC investments	$329,023	$335,959

The aggregate carrying value of the Company's LIHTC investments is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and represents the Company's maximum exposure to loss. The related unfunded commitments are included in Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. There were no commitments approved to fund LIHTC investments during the three months ended March 31, 2023, or 2022.
Webster Statutory Trust. The Company owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The Company is not the primary beneficiary of Webster Statutory Trust. Webster Statutory Trust's only assets are junior subordinated debentures that are issued by the Company, which were acquired using the proceeds from the issuance of trust preferred securities and common stock. The junior subordinated debentures are included in Long-term debt on the accompanying Condensed Consolidated Balance Sheets, and the related interest expense is included in Long-term debt on the accompanying Condensed Consolidated Statements of Income. Additional information regarding these junior subordinated debentures can be found within Note 8: Borrowings.
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the underlying equity is distributed as the investment is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company's other non-marketable investments was $165.1 million and $144.9 million at March 31, 2023, and December 31, 2022, respectively, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $273.0 million and $243.9 million, respectively. Additional information regarding the fair value of other non-marketable investments can be found within
Note 14: Fair Value Measurements.
Note 12: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
(In thousands, except per share data)	2023	2022
Net income	$221,004	$(16,747)
Less: Preferred stock dividends	4,163	3,431
Net income available to common stockholders	216,841	(20,178)
Less: Earnings allocated to participating securities	1,845	—
Earnings applicable to common stockholders	$214,996	$(20,178)

Weighted-average common shares outstanding - basic	172,766	147,394
Add: Effect of dilutive stock options and restricted stock	117	—
Weighted-average common shares outstanding - diluted	172,883	147,394

Basic earnings per common share	$1.24	$(0.14)
Diluted earnings per common share	1.24	(0.14)
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
Potential common shares from performance-based restricted stock that were not included in the computation of dilutive earnings per common share because they were anti-dilutive under the treasury stock method were 85,033 and 341,904 for the three months ended March 31, 2023, and 2022, respectively.

Note 13: Derivative Financial Instruments
Derivative Positions and Offsetting
Derivatives Designated as Hedging Instruments. Interest rate swaps allow the Company to change the fixed or variable nature of an interest rate without the exchange of the underlying notional amount. Certain pay fixed/receive variable interest rate swaps are designated as cash flow hedges to effectively convert variable-rate debt into fixed-rate debt, whereas certain receive fixed/pay variable interest rate swaps are designated as fair value hedges to effectively convert fixed-rate long-term debt into variable-rate debt. Certain purchased options are also designated as cash flow hedges. Purchased options allow the Company to limit the potential adverse impact of variable interest rates by establishing a cap rate or floor rate in exchange for an upfront premium. The purchased options designated as cash flow hedges represent interest rate caps where payment is received from the counterparty if interest rates rise above the cap rate, and interest rate floors where payment is received from the counterparty when interest rates fall below the floor rate.
Derivatives Not Designated as Hedging Instruments. The Company also enters into other derivative transactions to manage economic risks, but does not designate the instruments in hedge relationships. In addition, the Company enters into derivative contracts to accommodate customer needs. Derivative contracts with customers are offset with dealer counterparty transactions structured with matching terms to ensure minimal impact on earnings.
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	At March 31, 2023
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$3,750,000	$25,892	$1,750,000	$5,493
Not designated as hedging instruments:
Interest rate derivatives (1)	7,417,679	219,149	7,411,878	323,123
Mortgage banking derivatives (2)	1,973	16	—	—
Other (3)	169,276	171	659,603	651
Total not designated as hedging instruments	7,588,928	219,336	8,071,481	323,774
Gross derivative instruments, before netting	$11,338,928	245,228	$9,821,481	329,267
Less: Master netting agreements		30,506		30,506
Cash collateral		181,853		400
Total derivative instruments, after netting		$32,869		$298,361

	At December 31, 2022
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,350,000	$1,515	$1,750,000	$9,632
Not designated as hedging instruments:
Interest rate derivatives (1)	7,024,507	221,225	7,022,844	403,952
Mortgage banking derivatives (2)	3,283	32	—	—
Other (3)	161,934	134	606,478	915
Total not designated as hedging instruments	7,189,724	221,391	7,629,322	404,867
Gross derivative instruments, before netting	$8,539,724	222,906	$9,379,322	414,499
Less: Master netting agreements		16,129		16,129
Cash collateral		184,095		—
Total derivative instruments, after netting		$22,682		$398,370
(1)Balances related to clearing houses are presented as a single unit of account. In accordance with their rule books, clearing houses legally characterize variation margin payments as settlement of derivatives rather than collateral against derivative positions. At March 31, 2023, and December 31, 2022, notional amounts of interest rate swaps cleared through clearing houses include $2.4 billion and $2.7 billion for asset derivatives, respectively, and $1.9 million and zero for liability derivatives, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $3.8 million and $2.4 million at March 31, 2023, and December 31, 2022, respectively.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $154.9 million and $125.6 million for asset derivatives and $589.7 million and $559.2 million for liability derivatives at March 31, 2023, and December 31, 2022, respectively, which have insignificant related fair values.

The following tables present fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At March 31, 2023
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$220,259	$30,506	$181,853	$7,900	$8,270
Liability derivatives	31,360	30,506	400	454	5,032

	At December 31, 2022
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$217,246	$16,129	$184,095	$17,022	$17,392
Liability derivatives	16,129	16,129	—	—	1,545
Derivative Activity
The following table summarizes the income statement effect of derivatives designated as hedging instruments:

	Recognized In	Three months ended March 31,
(In thousands)	Net Interest Income	2023	2022
Fair value hedges:
Recognized on derivatives	Deposits	$(10,235)	$—
Recognized on hedged items	Deposits	10,427	—
Net recognized on fair value hedges		$(192)	$—
Cash flow hedges:
Interest rate derivatives	Long-term debt	$76	$76
Interest rate derivatives	Interest and fees on loans and leases	(736)	2,559
Net recognized on cash flow hedges		$(812)	$2,483
The following table summarizes information related to fair value hedging adjustments:

Condensed Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
(In thousands)	At March 31, 2023	At December 31, 2022	At March 31, 2023	At December 31, 2022
Deposits	$410,254	$—	$10,254	$—
Long-term debt (1)	332,119	333,458	32,119	33,458
(1)The Company de-designated its fair value hedging relationship on its long-term debt in 2020. The basis adjustment included in the carrying amount is being amortized into interest expense over the remaining life of the long-term debt.
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Three months ended March 31,
(In thousands)	Non-interest Income	2023	2022
Interest rate derivatives	Other income	$(3,687)	$6,445
Mortgage banking derivatives	Mortgage banking activities	(16)	(49)
Other	Other income	(735)	397
Total not designated as hedging instruments		$(4,438)	$6,793
Time-value premiums, which are amortized on a straight-line basis, are excluded from the assessment of hedge effectiveness for purchased options designated as cash flow hedges. At March 31, 2023, the remaining unamortized balance of time-value premiums was $2.1 million. Over the next twelve months, an estimated decrease to interest income of $9.5 million will be reclassified from AOCI relating to cash flow hedge gain/loss, and an estimated increase to interest expense of $0.3 million will be reclassified from AOCI relating to cash flow hedge terminations. At March 31, 2023, the remaining unamortized loss on terminated cash flow hedges was $0.3 million. The maximum length of time over which forecasted transactions are hedged is 4.9 years.
Additional information regarding cash flow hedge activity impacting AOCI and the related amounts reclassified to net income can be found within Note 9: Accumulated Other Comprehensive Income (Loss), Net of Tax.

Derivative Exposure. At March 31, 2023, the Company had $38.7 million in initial margin collateral posted at clearing houses. In addition, $187.3 million of cash collateral received is included in Cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to interest rate derivatives with the Bank's customers was $24.9 million at March 31, 2023. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to interest rate derivatives with the Bank's customers totaled $97.8 million at
March 31, 2023. The Company has incorporated a valuation adjustment to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $5.3 million and $8.4 million at March 31, 2023, and December 31, 2022, respectively. Various factors impact changes in the valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Securities. When unadjusted quoted prices are available in an active market, the Company classifies its available-for-sale investment securities within Level 1 of the fair value hierarchy. U.S. Treasury notes have a readily determinable fair value, and accordingly, are classified within Level 1 of the fair value hierarchy.
When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has a process in place to challenge their valuations and methodologies that appear unusual or unexpected. Government agency debentures, Municipal bonds and notes, Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, Corporate debt, Private label MBS, and Other available-for-sale securities are classified within Level 2 of the fair value hierarchy.
Derivative Instruments. The fair values presented for derivative instruments include any accrued interest. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets, and accordingly, are classified within Level 1 of the fair value hierarchy. Except for mortgage banking derivatives, all other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is then validated against valuations performed by independent third parties. These derivative instruments are classified within Level 2 of the fair value hierarchy.

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
The following table compares the fair value to the unpaid principal balance of originated loans held for sale:

	At March 31, 2023			At December 31, 2022
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$811	$684	$127	$1,991	$1,631	$360
Rabbi Trust Investments. Investments held in each of the Company's Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. The Company has elected to measure the Rabbi Trusts' investments at fair value. Accordingly, the Rabbi Trusts' investments are classified within Level 1 of the fair value hierarchy. At both
March 31, 2023, and December 31, 2022, the total cost basis of the investments held in the Rabbi Trusts was $10.0 million.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At March 31, 2023, and December 31, 2022, equity investments with a readily determinable fair value had a total carrying amount of $0.5 million and $0.4 million, respectively, with no remaining unfunded commitment. During the three months ended March 31, 2023, there were total write-ups in fair value of $0.1 million associated with these alternative investments.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company's alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At March 31, 2023, and December 31, 2022, these alternative investments had a total carrying amount of $27.0 million and $89.2 million, respectively, and a remaining unfunded commitment of $28.5 million and $82.7 million, respectively.
Contingent Consideration. The Company recorded $16.0 million of contingent consideration at fair value related to two earn-out agreements associated with the acquisition of interLINK on January 11, 2023. The terms of the purchase agreement specified that the seller would receive earn-outs based on the ability of the Company to: (i) re-sign the existing broker dealers under contract, and (ii) generate $2.5 billion in new broker dealer deposit programs within three years of the acquisition date. The estimated fair values of the contingent consideration liabilities are measured on a recurring basis and determined using an income approach considering management’s evaluation of the probability of achievement, forecasted achievement date (payment term), and a discount rate equivalent to the counterparty cost of debt. These significant inputs, which are the responsibility of management and were initially calculated with the assistance of a third-party valuation specialist, are not observable and accordingly, are classified within Level 3 of the fair value hierarchy.
The following table summarizes the unobservable inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities at March 31, 2023 (dollars in thousands):

Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers	$4,826	99.0%	0.22	5.50%	$4,798
(ii) Deposit program growth	$12,500	100.0%	1.97	5.50%	$11,241

Contingent consideration liabilities are included within Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. Any fair value adjustments to contingent consideration liabilities are included in Other expense on the accompanying Condensed Consolidated Statements of Income.
The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
U.S. Treasury notes	$386,772	$—	$—	$386,772
Government agency debentures	—	262,342	—	262,342
Municipal bonds and notes	—	1,645,228	—	1,645,228
Agency CMO	—	57,462	—	57,462
Agency MBS	—	2,230,850	—	2,230,850
Agency CMBS	—	1,635,252	—	1,635,252
CMBS	—	902,058	—	902,058
Corporate debt	—	625,523	—	625,523
Private label MBS	—	44,262	—	44,262
Other	—	9,228	—	9,228
Total available-for-sale securities	386,772	7,412,205	—	7,798,977
Gross derivative instruments, before netting (1)	82	245,146	—	245,228
Originated loans held for sale	—	811	—	811
Investments held in Rabbi Trusts	11,992	—	—	11,992
Alternative investments (2)	476	—	—	27,486
Total financial assets	$399,322	$7,658,162	$—	$8,084,494
Financial Liabilities:
Gross derivative instruments, before netting (1)	$557	$328,710	$—	$329,267
Contingent consideration	—	—	16,039	16,039
Total financial liabilities	$557	$328,710	$16,039	$345,306

	At December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
U.S. Treasury notes	$717,040	$—	$—	$717,040
Government agency debentures	—	258,374	—	258,374
Municipal bonds and notes	—	1,633,202	—	1,633,202
Agency CMO	—	59,965	—	59,965
Agency MBS	—	2,158,024	—	2,158,024
Agency CMBS	—	1,406,486	—	1,406,486
CMBS	—	896,640	—	896,640
CLO	—	2,107	—	2,107
Corporate debt	—	704,412	—	704,412
Private label MBS	—	44,249	—	44,249
Other	—	12,198	—	12,198
Total available-for-sale securities	717,040	7,175,657	—	7,892,697
Gross derivative instruments, before netting (1)	79	222,827	—	222,906
Originated loans held for sale	—	1,991	—	1,991
Investments held in Rabbi Trusts	12,103	—	—	12,103
Alternative investments (2)	430	—	—	89,678
Total financial assets	$729,652	$7,400,475	$—	$8,219,375
Financial Liabilities:
Gross derivative instruments, before netting (1)	$843	$413,656	$—	$414,499
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
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At March 31, 2023, and December 31, 2022, the carrying amount of these alternative investments was $46.1 million and $42.8 million, respectively, of which none and $5.9 million, respectively, were considered to be measured at fair value.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At March 31, 2023, and December 31, 2022, there were $209.9 million and zero loans that were transferred to held for sale on the Condensed Consolidated Balance Sheet.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At March 31, 2023, and December 31, 2022, the total book value of OREO and repossessed assets was $1.5 million and $2.3 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that were in process of foreclosure at March 31, 2023, was $16.4 million.
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
Held-to-Maturity Securities. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has a process in place to challenge their valuations and methodologies that appear unusual or unexpected. Held-to-maturity securities, which include Agency CMO, Agency MBS, Agency CMBS, Municipal bonds and notes, and CMBS, are classified within Level 2 of the fair value hierarchy.
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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing rights:

	At March 31, 2023		At December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$2,434,071	$2,434,071	$839,943	$839,943
Level 2
Held-to-maturity investment securities	7,063,223	6,320,682	6,564,697	5,761,453
Level 3
Loans and leases, net	50,312,609	48,825,894	49,169,685	47,604,463
Mortgage servicing assets	9,189	26,959	9,515	27,043
Liabilities:
Level 2
Deposit liabilities	$50,767,700	$50,767,700	$49,893,391	$49,893,391
Time deposits	4,529,779	4,471,757	4,160,949	4,091,979
Securities sold under agreements to repurchase and other borrowings	306,154	306,113	1,151,830	1,151,797
FHLB advances	8,560,461	8,560,329	5,460,552	5,459,218
Long-term debt (1)	1,071,413	1,005,178	1,073,128	1,001,779
(1)Any unamortized premiums/discounts, debt issuance costs, or basis adjustments to long-term debt, as applicable, are excluded from the determination of fair value.

Note 15: Retirement Benefit Plans
Defined Benefit Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost (income):

	Three months ended March 31,
	2023			2022
(In thousands)	Pension	SERP	OPEB	Pension	SERP	OPEB
Service cost	$—	$—	$7	$—	$—	$6
Interest cost	2,211	67	380	1,377	15	144
Expected return on plan assets	(2,699)	—	—	(3,669)	—	—
Amortization of actuarial loss (gain)	1,216	1	(675)	422	7	(18)
Net periodic benefit cost (income)	$728	$68	$(288)	$(1,870)	$22	$132

The components of net periodic benefit cost (income) are included in Other expense on the accompanying Condensed Consolidated Statements of Income. The weighted-average expected long-term rate of return on plan assets for the three months ended March 31, 2023, was 5.50%, as determined at the beginning of the year.
Note 16: Segment Reporting
The Company's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Consumer Banking. These segments reflect how executive management responsibilities are assigned, how discrete financial information is evaluated, the type of customer served, and how products and services are provided. Certain Treasury activities, including the operations of interLINK, along with the amounts required to reconcile profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category.
In connection with the acquisition of interLINK on January 11, 2023, the $143.2 million of preliminary goodwill recorded has been allocated entirely to Commercial Banking. In addition, as previously discussed in Note 2: Mergers and Acquisitions and
Note 6: Goodwill and Other Intangible Assets, the allocation of the purchase price for both the Sterling merger and Bend acquisition are final as of March 31, 2023. Accordingly, of the total $1.9 billion in goodwill recorded in connection with the Sterling merger, $1.7 billion and $0.2 billion has been allocated to Commercial Banking and Consumer Banking, respectively. The $35.7 million of goodwill recorded in connection with the Bend acquisition has been allocated entirely to HSA Bank.
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
The Company allocates a majority of non-interest expense to each reportable segment using an activity and driver-based costing process. Costs, including shared services and back-office support areas, are analyzed, pooled by process, and assigned to the appropriate reportable segment. The combination of direct revenue, direct expenses, funds transfer pricing, and allocations of non-interest expense produces PPNR, which is the basis the segments are reviewed by executive management. The Company also allocates the provision for credit losses to each reportable segment based on management's estimate of the expected loss content in each of the specific loan and lease portfolios. The ACL on loans and leases is included in total assets within the Corporate and Reconciling category. Business development expenses, such as merger-related and strategic initiatives costs, are also generally included in the Corporate and Reconciling category.

The following tables present balance sheet information, including the appropriate allocations, for the Company's reportable segments and the Corporate and Reconciling category:

	At March 31, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$2,029,204	$57,485	$544,776	$—	$2,631,465
Total assets	45,868,138	123,478	10,597,860	18,254,919	74,844,395

	At December 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,904,291	$57,779	$552,034	$—	$2,514,104
Total assets	44,380,582	122,729	10,625,334	16,148,876	71,277,521
The following tables present operating results, including the appropriate allocations, for the Company’s reportable segments and the Corporate and Reconciling category:

	Three months ended March 31, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$384,314	$71,730	$210,583	$(71,344)	$595,283
Non-interest income	35,397	24,067	25,959	(14,657)	70,766
Non-interest expense	108,509	43,700	106,879	73,379	332,467
Pre-tax, pre-provision net revenue	311,202	52,097	129,663	(159,380)	333,582
Provision for credit losses	36,037	—	1,784	8,928	46,749
Income (loss) before income taxes	275,165	52,097	127,879	(168,308)	286,833
Income tax expense (benefit)	69,066	14,066	33,760	(51,063)	65,829
Net income (loss)	$206,099	$38,031	$94,119	$(117,245)	$221,004

	Three months ended March 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$287,069	$44,577	$136,677	$(74,075)	$394,248
Non-interest income	38,743	26,958	27,901	10,433	104,035
Non-interest expense	89,240	36,409	95,510	138,626	359,785
Pre-tax, pre-provision net revenue	236,572	35,126	69,068	(202,268)	138,498
Provision (benefit) for credit losses	181,931	—	7,136	(222)	188,845
Income (loss) before income taxes	54,641	35,126	61,932	(202,046)	(50,347)
Income tax expense (benefit)	10,055	9,414	16,053	(69,122)	(33,600)
Net income (loss)	$44,586	$25,712	$45,879	$(132,924)	$(16,747)

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

	Three months ended March 31, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$5,390	$22,092	$18,024	$(70)	$45,436
Loan and lease related fees (1)	4,427	—	—	—	4,427
Wealth and investment services (2)	2,767	—	3,828	(8)	6,587
Other income	—	1,975	358	932	3,265
Revenue from contracts with customers	12,584	24,067	22,210	854	59,715
Other sources of non-interest income	22,813	—	3,749	(15,511)	11,051
Total non-interest income	$35,397	$24,067	$25,959	$(14,657)	$70,766

	Three months ended March 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$6,685	$25,134	$15,963	$45	$47,827
Loan and lease related fees (1)	4,498	—	—	—	4,498
Wealth and investment services	3,134	—	7,471	(8)	10,597
Other income	—	1,824	385	—	2,209
Revenue from contracts with customers	14,317	26,958	23,819	37	65,131
Other sources of non-interest income	24,426	—	4,082	10,396	38,904
Total non-interest income	$38,743	$26,958	$27,901	$10,433	$104,035
(1)A portion of loan and lease related fees comprises income generated from factored receivables and payroll financing activities that is within the scope of ASC Topic 606.
(2)Effective as of the fourth quarter of 2022, the wealth and investment services revenue stream was impacted by the restructuring of a process in which the Company offers brokerage, investment advisory, and certain insurance-related services to customers. The staff providing these services, who had previously been employees of the Bank, are now employees of a third-party service provider. As a result, the Company now recognizes income from this program on a net basis, which thereby reduces gross reported wealth and investment services non-interest income and the related compensation and benefits non-interest expense on the accompanying Condensed Consolidated Statements of Income.

Contracts with customers did not generate significant contract assets and liabilities at March 31, 2023, or December 31, 2022.
Major Revenue Streams
Deposit service fees consist of fees earned from commercial and consumer customer deposit accounts, such as account maintenance and cash management/analysis fees, as well as other transactional service charges (i.e., insufficient funds, wire transfers, stop payment fees, etc.). Performance obligations for account maintenance services and cash management/analysis fees are satisfied on a monthly basis at a fixed transaction price, whereas performance obligations for other deposit service charges that result from various customer-initiated transactions are satisfied at a point-in-time when the service is rendered. Payment for deposit service fees is generally received immediately or in the following month through a direct charge to the customers' accounts. Certain commercial customer contracts include credit clauses, whereby the Company will grant credit upon the customer meeting pre-determined conditions, which can be used to offset fees. On occasion, the Company may also waive certain fees. Fee waivers are recognized as a reduction to revenue in the period the waiver is granted to the customer.
The deposit service fees revenue stream also includes interchange fees earned from debit and credit card transactions. The transaction price for interchange services is based on the transaction value and the interchange rate set by the card network. Performance obligations for interchange fees are satisfied at a point-in-time when the cardholder's transaction is authorized and settled. Payment for interchange fees is generally received immediately or in the following month.

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At March 31, 2023	At December 31, 2022
Commitments to extend credit	$11,711,880	$11,237,496
Standby letters of credit	378,585	380,655
Commercial letters of credit	52,987	53,512
Total credit-related financial instruments with off-balance sheet risk	$12,143,452	$11,671,663
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
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is recorded under the CECL methodology and included in Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets to provide for the unused portion of commitments to lend that are not unconditionally cancellable by the Company. At March 31, 2023, and December 31, 2022, the ACL on unfunded loan commitments totaled $26.1 million and $27.7 million, respectively.

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
Note 19: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that no significant events were identified requiring recognition or disclosure.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2023. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to the un-remediated material weaknesses in internal control over financial reporting related to certain general information technology controls specific to logical access, which was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Prior to the filing of this Quarterly Report on Form 10-Q (this "Form 10-Q"), we completed substantive procedures for the quarter ended March 31, 2023. Based on these procedures, management believes that our Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared in accordance with GAAP. For additional information, please refer to Part II - Item 9A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Remediation
Management is in process of implementing measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) designing and implementing controls related to deprovisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate logical access, and (iii) improving the existing training program associated with control design and implementation. We believe that these actions will remediate the material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of 2023.
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors contained in Part I - Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, results of operations, or financial condition. During the three months ended March 31, 2023, the Company made updates to the following risk factor:
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
•significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors, including those of competitor "failed" banks acquired by other competitors;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for the Company's common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
January 1, 2023 - January 31, 2023	22,744	$47.53	—	$401,340,164
February 1, 2023 - February 28, 2023	97,937	54.58	—	401,340,164
March 1, 2023 - March 31, 2023	164,044	52.63	—	401,340,164
Total	284,725	52.90	—	401,340,164
(1)All of the shares purchased during the three months ended March 31, 2023, were acquired at market prices outside of the Company's common stock repurchase program and related to employee share-based compensation plan activity.
(2)The average price paid per share is calculated on a trade date basis and excludes commissions and other transaction costs.
(3)The Company maintains a common stock repurchase program, which was approved by the Board of Directors on October 24, 2017, that authorizes management to purchase shares of Webster common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company's financial performance. On April 27, 2022, the Board of Directors increased management's authority to repurchase shares of Webster common stock under the repurchase program by $600.0 million in shares. This existing repurchase program will remain in effect until fully utilized or until modified, superseded, or terminated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS
A list of exhibits to this Form 10-Q is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
2	Agreement and Plan of Merger, dated as of April 18, 2021, by and between Sterling Bancorp and Webster Financial Corporation		8-K	2.1	4/23/2021
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of April 28, 2023		8-K	3.1	4/28/2023
3.4	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.5	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.6	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.7	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.8	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.9	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.10	Certificate of Designations establishing the rights of the Company's 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.11	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.12	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
10.1	Webster Financial Corporation 2021 Stock Incentive Plan (as amended and restated effective April 26, 2023)		DEF 14A	A	3/15/2023
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (1)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (1)
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Stockholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
(Registrant)

Date: May 8, 2023	By:	/s/ John R. Ciulla
John R. Ciulla
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 8, 2023	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2023	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)