Form 10-Q
period 2023-06-30
WEBSTER FINANCIAL CORP
filed 2023-08-08
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2023 was 173,254,930.

i

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Bend	Bend Financial, Inc.
BHC Act	Bank Holding Company Act of 1956, as amended
CECL	Current expected credit losses
CET1 capital	Common Equity Tier 1 Capital, defined by Basel III capital rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligations
CMBS	Non-agency commercial mortgage-backed securities
COVID-19	Coronavirus
CRA	Community Reinvestment Act of 1977
DTA	Deferred tax asset
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTE	Fully tax-equivalent
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
interLINK	Interlink Insured Sweep LLC
IRA	Inflation Reduction Act
ITGC	Information technology general controls
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIHTC	Low-income housing tax credit
MBS	Non-agency mortgage-backed securities
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
OPEB	Other post-employment medical and life insurance benefits
OREO	Other real estate owned
PCD	Purchased credit-deteriorated
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
ROU	Right-of-use
S&P	Standard and Poor's Rating Services
SEC	United States Securities and Exchange Commission
SERP	Supplemental executive defined benefit retirement plan
SOFR	Secured overnight financing rate
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
TDR	Troubled debt restructuring, defined in ASC 310-40 "Receivables - Troubled Debt Restructurings by Creditors"
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries
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
Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause our actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
▪our ability to successfully integrate the operations of Webster and Sterling and realize the anticipated benefits of the merger, including validation of our recently completed core conversion and any issues that may arise therefrom;
▪our ability to successfully execute our business plan and strategic initiatives, and manage any risks or uncertainties;
▪volatility in our stock price due to investor sentiment, including following bank failures during the first and second fiscal quarters of 2023, and the acquisition of such failed banks (or their assets), by other banks within the U.S. banking system;
▪local, regional, national, and international economic conditions, and the impact they may have on us or our customers;
▪volatility and disruption in national and international financial markets, including as a result of geopolitical conflict, such as the war between Russia and Ukraine;
▪unforeseen events, such as pandemics or natural disasters, and any governmental or societal responses thereto;
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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is necessary to understand the Company's financial condition, results of operations, and cash flows for the three and six months ended June 30, 2023, as compared to 2022. This information should be read in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, contained in Part I - Item 1. Financial Statements of this report, and the Consolidated Financial Statements, and accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on
March 10, 2023. The Company's financial condition, results of operations, and cash flows for the three and six months ended June 30, 2023, are not necessarily indicative of future results that may be attained for the entire year or other interim periods.
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
Recent Industry Developments
During the first quarter and into the second quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized losses on securities, and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company's total deposits at June 30, 2023, were $58.7 billion, representing a net $4.7 billion increase compared to its total deposits at December 31, 2022. The Holding Company's and the Bank's regulatory capital ratios at June 30, 2023, also remained in excess of the well-capitalized minimum as defined by capital adequacy guidelines and the regulatory framework for prompt corrective action.
Additional information regarding regulatory capital ratios can be found within Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
interLINK Acquisition
On January 11, 2023, Webster acquired interLINK, a technology-enabled deposit management platform that administers over $9 billion of deposits from FDIC-insured cash sweep programs between banks and broker/dealers and clearing firms. The acquisition expanded the Company's core deposit funding sources and scalable liquidity and added another technology-enabled channel to its already differentiated, omnichannel deposit gathering capabilities. At June 30, 2023, interLINK provided the Company with an additional $4.3 billion of money market deposits.
Additional information regarding the acquisition of interLINK can be found within Note 2: Mergers and Acquisitions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Sterling Integration Update
On January 31, 2022, Webster completed its merger with Sterling. Significant progress on integration and conversion efforts was made throughout the year ended December 31, 2022, and the Company remains on track with key project milestones as of the second quarter of 2023, with a continued focus on business-as-usual operations.
The significant accomplishments achieved as of the end of the second quarter of 2023 were as follows:
1.The completion of final preparations for core conversion, including additional systems integrations and data validation exercises, user acceptance testing, financial center staffing and training plans, three mock conversions, employee training on new systems and processes, and customer communications;
2.The consolidation of bank routing numbers;
3.The connection of the ATM network to the go-forward environment; and
4.The implementation of a new call center interactive voice response system.
As originally planned, the core conversion of legacy Webster and legacy Sterling was completed in July 2023.

LIBOR Transition Update
The Company has a LIBOR transition plan in place that is commensurate with identified LIBOR transition risks and exposures, and is aligned with regulatory guidance and ARRC best practices. In preparation for the June 30, 2023 deadline for LIBOR cessations, management made significant progress on its LIBOR transition plan throughout the first and second quarters of 2023, addressing emerging issues and risks as they arose, while closely monitoring legislative and regulatory guidance associated with the LIBOR transition.
Effective July 1, 2023, LIBOR is no longer published for the overnight, one-month, three-month, six-month, and twelve-month settings. Alternative reference rates, including Federal fall-backs, which are to be used to various products, have been incorporated into the Company's LIBOR remediation plans. As of the date of this Quarterly Report on Form 10-Q, the Company remains focused on its remediation of the final remaining legacy LIBOR contracts, which are to transition to their applicable alternate reference rate at their first rate reset date after June 30, 2023. The Company also continues to monitor and respond to market developments, and regulatory and accounting requirements.
Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2023	2022	2023	2022
Income and performance ratios:
Net income	$234,968	$182,311	$455,972	$165,564
Net income available to common stockholders	230,806	178,148	447,647	157,970
Earnings per diluted common share	1.32	1.00	2.57	0.97
Return on average assets (annualized)	1.23%	1.10%	1.23%	0.55%
Return on average tangible common stockholders' equity (annualized) (non-GAAP)	18.12	14.50	17.89	7.11
Return on average common stockholders' equity (annualized)	11.38	9.09	11.16	4.42
Non-interest income as a percentage of total revenue	13.28	19.90	11.96	20.34
Asset quality:
ACL on loans and leases	$628,911	$571,499	$628,911	$571,499
Non-performing assets (1)	222,215	250,242	222,215	250,242
ACL on loans and leases / total loans and leases	1.22%	1.25%	1.22%	1.25%
Net charge-offs / average loans and leases (annualized)	0.16	0.09	0.18	0.09
Non-performing loans and leases / total loans and leases (1)	0.42	0.54	0.42	0.54
Non-performing assets / total loans and leases plus OREO (1)	0.43	0.55	0.43	0.55
ACL on loans and leases / non-performing loans and leases (1)	287.35	230.88	287.35	230.88
Other ratios:
Tangible common equity (non-GAAP)	7.23%	7.68%	7.23%	7.68%
Tier 1 risk-based capital	11.16	11.65	11.16	11.65
Total risk-based capital	13.25	13.91	13.25	13.91
CET1 risk-based capital	10.65	11.09	10.65	11.09
Stockholders' equity / total assets	11.18	11.83	11.18	11.83
Net interest margin	3.35	3.28	3.50	3.24
Efficiency ratio (non-GAAP)	42.20	45.25	41.92	46.82
Equity and share related:
Common equity	$7,995,747	$7,713,809	$7,995,747	$7,713,809
Book value per common share	46.15	43.82	46.15	43.82
Tangible book value per common share (non-GAAP)	29.69	28.31	29.69	28.31
Common stock closing price	37.75	42.15	37.75	42.15
Dividends and equivalents declared per common share	0.40	0.40	0.80	0.80
Common shares outstanding	173,261	176,041	173,261	176,041
Weighted-average common shares outstanding - basic	172,739	175,845	172,752	161,698
Weighted-average common shares outstanding - diluted	172,803	175,895	172,839	161,785
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
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At June 30,
(Dollars and shares in thousands, except per share data)	2023	2022
Tangible book value per common share:
Stockholders' equity	$8,279,726	$7,997,788
Less: Preferred stock	283,979	283,979
Common stockholders' equity	$7,995,747	$7,713,809
Less: Goodwill and other intangible assets	2,852,117	2,729,551
Tangible common stockholders' equity	$5,143,630	$4,984,258
Common shares outstanding	173,261	176,041
Tangible book value per common share	$29.69	$28.31
Book value per common share (GAAP)	$46.15	$43.82

Tangible common equity ratio:
Tangible common stockholders' equity	$5,143,630	$4,984,258
Total assets	$74,038,243	$67,595,021
Less: Goodwill and other intangible assets	2,852,117	2,729,551
Tangible assets	$71,186,126	$64,865,470
Tangible common equity ratio	7.23%	7.68%
Total common stockholders' equity to total assets (GAAP)	10.80%	11.41%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Return on average tangible common stockholders' equity:
Net income	$234,968	$182,311	$455,972	$165,564
Less: Preferred stock dividends	4,162	4,163	8,325	7,594
Add: Intangible assets amortization, tax-effected	7,262	6,954	14,765	11,999
Income adjusted for preferred stock dividends and intangible assets amortization	$238,068	$185,102	$462,412	$169,969
Income adjusted for preferred stock dividends and intangible assets amortization (annualized)	$952,272	$740,408	$924,824	$339,938
Average stockholders' equity	$8,395,298	$8,125,518	$8,305,983	$7,412,465
Less: Average preferred stock	283,979	283,979	283,979	260,183
Average goodwill and other intangible assets	2,856,581	2,733,827	2,853,146	2,372,554
Average tangible common stockholders' equity	$5,254,738	$5,107,712	$5,168,858	$4,779,728
Return on average tangible common stockholders' equity (annualized)	18.12%	14.50%	17.89%	7.11%
Return on average common stockholders' equity (annualized) (GAAP)	11.38%	9.09%	11.16%	4.42%

Efficiency ratio:
Non-interest expense	$344,089	$358,227	$676,556	$718,012
Less: Foreclosed property activity	(432)	(358)	(694)	(433)
Intangible assets amortization	9,193	8,802	18,690	15,189
Operating lease depreciation	1,639	2,425	3,523	4,057
Merger-related expenses	40,840	66,640	70,213	175,135
Strategic initiatives charges	—	(152)	—	(4,292)
Non-interest expense	$292,849	$280,870	$584,824	$528,356
Net interest income	$583,829	$486,660	$1,179,112	$880,908
Add: Tax-equivalent adjustment	17,292	11,732	33,203	19,890
Non-interest income	89,374	120,933	160,140	224,968
Other income (1)	5,035	3,805	9,346	6,887
Less: Operating lease depreciation	1,639	2,425	3,523	4,057
(Loss) on sale of investment securities	(48)	—	(16,795)	—
Income	$693,939	$620,705	$1,395,073	$1,128,596
Efficiency ratio	42.20%	45.25%	41.92%	46.82%
Non-interest expense as a percentage of total revenue (GAAP)	51.11%	58.96%	50.52%	64.93%
(1)Other income (non-GAAP) includes the taxable equivalent of net income generated from LIHTC investments.

Net Interest Income
Net interest income is the Company's primary source of revenue, representing 86.7% and 88.0% of total revenues for the three and six months ended June 30, 2023, respectively, and 80.1% and 79.7% of total revenues for the three and six months ended June 30, 2022, respectively. Net interest income is the difference between interest income on interest-earning assets (i.e., loans and leases and investment securities) and interest expense on interest-bearing liabilities (i.e., deposits and borrowings), which are used to fund interest-earning assets and other activities. Net interest margin is calculated as the ratio of FTE net interest income to average interest-earning assets.
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
Comparison to Prior Year Quarter
Net interest income increased $97.1 million, or 20.0%, from $486.7 million for the three months ended June 30, 2022, to $583.8 million for the three months ended June 30, 2023. On a FTE basis, net interest income increased $102.7 million. Net interest margin increased 7 basis points from 3.28% for the three months ended June 30, 2022, to 3.35% for the three months ended June 30, 2023. These increases are primarily due to the higher interest rate environment.
Average total interest-earning assets increased $10.0 billion, or 16.7%, from $60.1 billion for the three months ended June 30, 2022, to $70.1 billion for the three months ended June 30, 2023, primarily due to increases of $7.1 billion, $3.0 billion, and $0.2 billion in average loans and leases, average interest-bearing deposits held at the FRB, and average FHLB and FRB stock, respectively, partially offset by a $0.4 billion decrease in average investment securities. The average yield on interest-earning assets increased 186 basis points from 3.46% for the three months ended June 30, 2022, to 5.32% for the three months ended June 30, 2023, primarily due to the higher interest rate environment, partially offset by a decrease in purchase accounting accretion on interest-earning assets that were acquired from Sterling.
Average loans and leases increased $7.1 billion, or 16.0%, from $44.1 billion for the three months ended June 30, 2022, to $51.2 billion for the three months ended June 30, 2023, primarily due to organic loan growth, partially offset by commercial loan sales. At June 30, 2023, and 2022, average loans and leases comprised 73.0% and 73.5% of total average interest-earning assets, respectively. The average yield on loans and leases increased 214 basis points from 3.92% for the three months ended June 30, 2022, to 6.06% for the three months ended June 30, 2023, primarily due to the higher interest rate environment, partially offset by a decrease in purchase accounting accretion on loans and leases that were acquired from Sterling.
Average interest-bearing deposits held at the FRB increased $3.0 billion, or 621.8%, from $0.5 billion for the three months ended June 30, 2022, to $3.5 billion for the three months ended June 30, 2023, which was a direct result of the Company's risk management approach to hold higher levels of on-balance sheet liquidity in the second quarter of 2023. At June 30, 2023, and 2022, average interest-bearing deposits held at the FRB comprised 5.0% and 0.8% of total average interest-earning assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 426 basis points from 0.79% for the three months ended June 30, 2022, to 5.05% for the three months ended June 30, 2023, primarily due to the higher interest rate environment.
Average FHLB and FRB stock increased $0.2 billion, or 95.5%, from $0.3 billion for the three months ended June 30, 2022, to $0.5 billion for the three months ended June 30, 2023, primarily due to the additional FHLB stock investment required as a result of the increase in FHLB advances. At June 30, 2023, and 2022, average FHLB and FRB stock comprised 0.7% and 0.4% of total average interest-earning assets, respectively. The average yield on FHLB and FRB stock increased 205 basis points from 3.16% for the three months ended June 30, 2022, to 5.21% for the three months ended June 30, 2023, primarily due to the higher interest rate environment.
Average total investment securities decreased $0.4 billion, or 2.5%, from $15.2 billion for the three months ended June 30, 2022, to $14.8 billion for the three months ended June 30, 2023, primarily due to a higher volume of purchase activity in the second quarter of 2022, and the sale of U.S Treasury notes and Corporate debt securities at the end of the first quarter of 2023. At June 30, 2023, and 2022, the average total investment securities portfolio comprised 21.1% and 25.3% of total average interest-earning assets, respectively. The average yield on investment securities increased 77 basis points from 2.22% for the three months ended June 30, 2022, to 2.99% for the three months ended June 30, 2023, primarily due to the reinvestment of securities that either had matured or were sold at higher yields.

Average total interest-bearing liabilities increased $9.9 billion, or 17.5%, from $56.7 billion for the three months ended June 30, 2022, to $66.6 billion for the three months ended June 30, 2023, primarily due to increases of $5.5 billion and $5.2 billion in average FHLB advances and average total deposits, respectively, partially offset by decreases of $0.5 billion and $0.3 billion in average federal funds purchased and average securities sold under agreements to repurchase, respectively. The average rate on interest-bearing liabilities increased 191 basis points from 0.19% for the three months ended June 30, 2022, to 2.10% for the three months ended June 30, 2023, primarily due to the higher interest rate environment.
Average FHLB advances increased $5.5 billion, or 481.4%, from $1.2 billion for the three months ended June 30, 2022 to $6.7 billion for the three months ended June 30, 2023, primarily due to short-term funding needs and a direct result of the Company's risk management approach to hold higher levels of on-balance sheet liquidity in the second quarter of 2023. At June 30, 2023, and 2022, average FHLB advances comprised 10.1% and 2.0% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 413 basis points from 1.08% for the three months ended June 30, 2022, to 5.21% for the three months ended June 30, 2023, primarily due to the higher interest rate environment.
Average total deposits increased $5.2 billion, or 9.7%, from $53.4 billion for the three months ended June 30, 2022, to $58.6 billion for the three months ended June 30, 2023, reflecting a $7.2 billion increase in interest-bearing deposits, partially offset by a $2.0 billion decrease in non-interest-bearing deposits. The overall increase in deposits was primarily due to the acquisition of interLINK and organic deposit growth. At June 30, 2023, and 2022, average total deposits comprised 88.0% and 94.2% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 163 basis points from 0.09% for the three months ended June 30, 2022, to 1.72% for the three months ended June 30, 2023, primarily due to the higher interest rate environment and growth in higher costing deposit products. Higher cost time deposits as a percentage of average total interest-bearing deposits increased from 6.7% for the three months ended June 30, 2022, to 15.2% for the three months ended June 30, 2023, primarily due to a shift in customer preferences from lower rate checking and savings products into higher rate certificates of deposit products.
Average federal funds purchased were $0.5 billion for the three months ended June 30, 2022, and had an average rate of 0.93%. There were no average federal funds purchased for the three months ended June 30, 2023. At June 30, 2022, average federal funds purchased comprised 0.9% of total average interest-bearing liabilities.
Average securities sold under agreements to repurchase decreased $0.3 billion, or 59.3%, from $0.5 billion for the three months ended June 30, 2022, to $0.2 billion for the three months ended June 30, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements during the third quarter of 2022, and the overall timing of maturities. At June 30, 2023, and 2022, average securities sold under agreements to repurchase comprised 0.3% and 0.9% of total average interest-bearing liabilities, respectively. The average rate on securities sold under agreements to repurchase decreased 95 basis points from 1.06% for the three months ended June 30, 2022, to 0.11% for the three months ended June 30, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements during the third quarter of 2022, which were contracted at a higher cost.
Comparison to Prior Year to Date
Net interest income increased $298.2 million, or 33.9%, from $880.9 million for the six months ended June 30, 2022, to $1.2 billion for the six months ended June 30, 2023. On a FTE basis, net interest income increased $311.5 million. Net interest margin increased 26 basis points from 3.24% for the six months ended June 30, 2022, to 3.50% for the six months ended June 30, 2023. These increases are primarily attributed to the higher interest rate environment.
Average total interest-earning assets increased $12.9 billion, or 23.4%, from $55.2 billion for the six months ended June 30, 2022, to $68.1 billion for the six months ended June 30, 2023, primarily due to increases of $10.6 billion, $1.6 billion, $0.4 billion, and $0.3 billion in average loans and leases, average interest-bearing deposits held at the FRB, average investment securities, and average FHLB and FRB stock, respectively. The average yield on interest-earning assets increased 181 basis points from 3.40% for the six months ended June 30, 2022, to 5.21% for the six months ended June 30, 2023, primarily due to the higher interest rate environment, partially offset by a decrease in purchase accounting accretion on interest-earning assets that were acquired from Sterling.
Average loans and leases increased $10.6 billion, or 26.5%, from $40.0 billion for the six months ended June 30, 2022, to $50.6 billion for the six months ended June 30, 2023, primarily due to organic loan growth. At June 30, 2023, and 2022, average loans and leases comprised 74.4% and 72.5% of average total interest-earning assets, respectively. The average yield on loans and leases increased 202 basis points from 3.91% for the six months ended June 30, 2022, to 5.93% for the six months ended June 30, 2023, primarily due to the higher interest rate environment, partially offset by a decrease in purchase accounting accretion on loans and leases that were acquired from Sterling.

Average interest-bearing deposits held at the FRB increased $1.6 billion, or 245.3%, from $0.6 billion for the six months ended June 30, 2022, to $2.2 billion for the six months ended June 30, 2023, which was a direct result of the Company's risk management approach to hold higher levels of on-balance sheet liquidity in the second quarter of 2023. At June 30, 2023, and 2022, average interest-bearing deposits held at the FRB comprised 3.26% and 1.16% of total average interest-earnings assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 452 basis points from 0.44% for the six months ended June 30, 2022, to 4.96% for the six months ended June 30, 2023, primarily due to the higher interest rate environment.
Average total investment securities increased $0.4 billion, or 2.9%, from $14.3 billion for the six months ended June 30, 2022, to $14.7 billion for the six months ended June 30, 2023, primarily due to purchases exceeding paydown activities.
At June 30, 2023, and 2022, the total average investment securities portfolio comprised 21.6% and 25.9% of total average interest-earning assets, respectively. The average yield on investment securities increased 77 basis points from 2.12% for the six months ended June 30, 2022, to 2.89% for the six months ended June 30, 2023, primarily due to the reinvestment of securities that either had matured or were sold in at higher yields.
Average FHLB and FRB stock increased $0.3 billion, or 126.6%, from $0.2 billion for the six months ended June 30, 2022, to $0.5 billion for the six months ended June 30, 2023, primarily due to the additional FHLB stock investment required as a result of the increase in FHLB advances. At June 30, 2023, and 2022, average FHLB and FRB stock comprised 0.7% and 0.4% of total average interest-earning assets, respectively. The average yield on FHLB and FRB stock increased 208 basis points from 2.72% for the six months ended June 30, 2022, to 4.80% for the six months ended June 30, 2023, primarily due to the higher interest rate environment.
Average total interest-bearing liabilities increased $12.5 billion, or 24.0%, from $52.0 billion for the six months ended June 30, 2022, to $64.5 billion for the six months ended June 30, 2023, primarily due to increases of $7.0 billion and $5.6 billion in average total deposits and average FHLB advances, respectively, partially offset by a $0.3 billion decrease in average securities sold under agreements to repurchase. The average rate on interest-bearing liabilities increased 166 basis points from 0.16% for the six months ended June 30, 2022, to 1.82% for the six months ended June 30, 2023, primarily due to the higher interest rate environment.
Average total deposits increased $7.0 billion, or 14.2%, from $49.7 billion for the six months ended June 30, 2022, to $56.7 billion for the six months ended June 30, 2023, primarily reflecting a $7.3 billion increase in interest-bearing deposits, partially offset by a $0.3 billion decrease in non-interest-bearing deposits. The overall increase in deposits was primarily due to the acquisition of interLINK and organic deposit growth, partially offset by the effect of customers rebalancing their deposit concentrations as a result of the high-profile bank failures in the first and second quarters of 2023. At June 30, 2023, and 2022, average total deposits comprised 87.9% and 95.4% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 135 basis points from 0.08% for the six months ended June 30, 2022, to 1.43% for the six months ended June 30, 2023, primarily due to the higher interest rate environment and growth in higher costing deposit products. Higher cost time deposits as a percentage of average total interest-bearing deposits increased from 7.0% for the six months ended June 30, 2022, to 12.5% for the six months ended June 30, 2023, primarily due to a shift in customer preferences from lower rate checking and savings products into higher rate certificates of deposit products.
Average FHLB advances increased $5.6 billion, or 956.8%, from $0.6 billion for the six months ended June 30, 2022, to $6.2 billion for the six months ended June 30, 2023, primarily due to short-term funding needs and a direct result of the Company's risk management approach to hold higher levels of on-balance sheet liquidity in the second quarter of 2023. At June 30, 2023, and 2022, average FHLB advances comprised 9.6% and 1.1% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 393 basis points from 1.09% for the six months ended June 30, 2022, to 5.02% for the six months ended June 30, 2023, primarily due to the higher interest rate environment.
Average securities sold under agreements to repurchase decreased $0.3 billion, or 58.5%, from $0.5 billion for the six months ended June 30, 2022, to $0.2 billion for the six months ended June 30, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements during the third quarter of 2022, and the overall timing of maturities. At June 30, 2023, and 2022, average securities sold under agreements to repurchase comprised 0.4% and 1.1% of total average interest-bearing liabilities, respectively. The average rate on securities sold under agreements to repurchase decreased 75 basis points from 0.86% for the six months ended June 30, 2022, to 0.11% for the six months ended June 30, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements during the third quarter of 2022, which were contracted at a higher cost.

The following tables summarize daily average balances, interest, and average yield/rate by major category, and net interest margin on a FTE basis:

	Three months ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$51,184,715	$782,557	6.06%	$44,120,698	$436,462	3.92%
Investment securities: (2)
Taxable	12,252,503	102,492	3.15	12,573,908	73,294	2.27
Non-taxable	2,527,754	13,535	2.14	2,591,606	12,664	1.95
Total investment securities	14,780,257	116,027	2.99	15,165,514	85,958	2.22
FHLB and FRB stock	513,559	6,675	5.21	262,695	2,072	3.16
Interest-bearing deposits (3)	3,528,824	45,008	5.05	488,870	980	0.79
Loans held for sale	96,537	421	1.74	18,172	7	0.15
Total interest-earning assets	70,103,892	$950,688	5.32%	60,055,949	$525,479	3.46%
Non-interest-earning assets	6,128,636			6,016,193
Total assets	$76,232,528			$66,072,142

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$11,375,059	$—	—%	$13,395,942	$—	—%
Health savings accounts	8,250,766	3,090	0.15	7,812,313	1,125	0.06
Interest-bearing checking, money market and savings	31,768,511	178,707	2.26	29,486,846	10,165	0.14
Time deposits	7,173,552	69,669	3.90	2,684,914	1,169	0.17
Total deposits	58,567,888	251,466	1.72	53,380,015	12,459	0.09
Securities sold under agreements to repurchase	215,874	63	0.11	529,786	1,423	1.06
Federal funds purchased	—	—	—	534,518	1,254	0.93
FHLB advances	6,724,139	88,556	5.21	1,156,449	3,164	1.08
Long-term debt (2)	1,061,526	9,482	3.68	1,077,395	8,787	3.38
Total interest-bearing liabilities	66,569,427	$349,567	2.10%	56,678,163	$27,087	0.19%
Non-interest-bearing liabilities	1,267,803			1,268,461
Total liabilities	67,837,230			57,946,624

Preferred stock	283,979			283,979
Common stockholders' equity	8,111,319			7,841,539
Total stockholders' equity	8,395,298			8,125,518
Total liabilities and stockholders' equity	$76,232,528			$66,072,142
Net interest income (FTE)		$601,121			$498,392
Less: FTE adjustment		(17,292)			(11,732)
Net interest income		$583,829			$486,660
Net interest margin (FTE)			3.35%			3.28%
(1)Non-accrual loans have been included in the computation of average balances.
(2)For the purposes of our average yield/rate and margin computations, unsettled trades on investment securities and unrealized gain (loss) balances on securities available-for-sale and senior fixed-rate note hedges are excluded.
(3)Interest-bearing deposits are included as a component of Cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows included in Part I - Item 1. Financial Statements.

	Six months ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$50,642,963	$1,508,100	5.93%	$40,039,437	$785,879	3.91%
Investment securities: (2)
Taxable	12,173,428	194,782	3.03	12,020,675	130,761	2.15
Non-taxable	2,533,729	27,219	2.15	2,277,672	22,466	1.97
Total investment securities	14,707,157	222,001	2.89	14,298,347	153,227	2.12
FHLB and FRB stock	486,617	11,585	4.80	214,792	2,893	2.72
Interest-bearing deposits (3)	2,221,119	55,404	4.96	643,210	1,433	0.44
Loans held for sale	50,838	437	1.72	18,046	33	0.36
Total interest-earning assets	68,108,694	$1,797,527	5.21%	55,213,832	$943,465	3.40%
Non-interest-earning assets	6,176,650			5,257,642
Total assets	$74,285,344			$60,471,474

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$11,999,028	$—	—%	$12,335,504	$—	—%
Health savings accounts	8,271,493	6,117	0.15	7,786,035	2,212	0.06
Interest-bearing checking, money market and savings	30,816,229	301,755	1.97	26,915,923	15,184	0.11
Time deposits	5,607,711	93,798	3.37	2,614,989	2,462	0.19
Total deposits	56,694,461	401,670	1.43	49,652,451	19,858	0.08
Securities sold under agreements to repurchase	229,784	130	0.11	553,282	2,379	0.86
Federal funds purchased	333,733	7,760	4.62	268,735	1,254	0.93
Other borrowings	—	—	—	—	1	—
FHLB advances	6,201,884	156,682	5.02	586,857	3,220	1.09
Long-term debt (2)	1,066,859	18,970	3.67	987,353	15,955	3.36
Total interest-bearing liabilities	64,526,721	$585,212	1.82%	52,048,678	$42,667	0.16%
Non-interest-bearing liabilities	1,452,640			1,010,331
Total liabilities	65,979,361			53,059,009

Preferred stock	283,979			260,183
Common stockholders' equity	8,022,004			7,152,282
Total stockholders' equity	8,305,983			7,412,465
Total liabilities and stockholders' equity	$74,285,344			$60,471,474
Net interest income (FTE)		$1,212,315			$900,798
Less: FTE adjustment		(33,203)			(19,890)
Net interest income		$1,179,112			$880,908
Net interest margin (FTE)			3.50%			3.24%
(1)Non-accrual loans have been included in the computation of average balances.
(2)For the purposes of our average yield/rate and margin computations, unsettled trades on investment securities and unrealized gain (loss) balances on securities available-for-sale and senior fixed-rate note hedges are excluded.
(3)Interest-bearing deposits are included as a component of Cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows included in Part I - Item 1. Financial Statements.

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on a FTE basis:

	Three months ended June 30,			Six months ended June 30,
	2023 vs. 2022 Increase (decrease) due to			2023 vs. 2022 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$274,996	$71,099	$346,095	$507,977	$214,244	$722,221
Investment securities	32,109	(2,040)	30,069	64,308	4,466	68,774
FHLB and FRB stock	2,625	1,978	4,603	5,031	3,661	8,692
Interest bearing-deposits	37,931	6,097	44,028	50,454	3,517	53,971
Loans held for sale	409	5	414	412	(8)	404
Total interest income	$348,070	$77,139	$425,209	$628,182	$225,880	$854,062
Change in interest on interest-bearing liabilities:
Health savings accounts	$1,902	$63	$1,965	$3,767	$138	$3,905
Interest-bearing checking, money market, and savings	166,467	2,075	168,542	282,629	3,942	286,571
Time deposits	67,739	761	68,500	90,097	1,239	91,336
Securities sold under agreements to repurchase	(517)	(843)	(1,360)	(858)	(1,391)	(2,249)
Federal funds purchased	—	(1,254)	(1,254)	6,202	304	6,506
Other borrowings	—	—	—	(1)	—	(1)
FHLB advances	70,159	15,233	85,392	122,658	30,804	153,462
Long-term debt	831	(136)	695	1,680	1,335	3,015
Total interest expense	$306,581	$15,899	$322,480	$506,174	$36,371	$542,545
Net change in net interest income	$41,489	$61,240	$102,729	$122,008	$189,509	$311,517
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

Provision for Credit Losses
Comparison to Prior Year Quarter
The provision for credit losses increased $19.3 million, or 157.3%, from $12.2 million for the three months ended June 30, 2022, to $31.5 million for the three months ended June 30, 2023. The increase is primarily due to the impact of the current macroeconomic environment on credit performance and organic loan growth, and losses recognized on commercial loan sales.
During the three months ended June 30, 2023, and 2022, total net charge-offs were $20.3 million and $9.6 million, respectively. The net increase of $10.7 million is primarily due to an increase in net charge-offs in the commercial real estate category, partially offset by a decrease in net charge-offs in the commercial non-mortgage category.
Comparison to Prior Year to Date
The provision for credit losses totaled $78.2 million and $201.1 million for the six months ended June 30, 2023, and 2022, respectively. The balance for the six months ended June 30, 2022, included the establishment of the initial ACL of $175.1 million for non-PCD loans and leases that were acquired from Sterling in the merger. Excluding this charge, the provision for credit losses increased $52.2 million, primarily due to the impact of the current macroeconomic environment on credit performance, organic loan growth, and losses recognized on commercial loan sales.
During the six months ended June 30, 2023, and 2022, total net charge-offs were $44.8 million and $18.5 million, respectively. The net increase of $26.3 million is primarily due to an increase in net charge-offs in the asset-based lending and commercial real estate categories, partially offset by a decrease in net charge-offs in the commercial non-mortgage category.
Additional information regarding the Company's provision for credit losses and ACL can be found under the sections captioned "Loans and Leases" through "Allowance for Credit Losses on Loans and Leases" contained elsewhere in this Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Deposit service fees	$45,418	$51,385	$90,854	$99,212
Loan and lease related fees	20,528	27,907	43,533	50,586
Wealth and investment services	7,391	11,244	13,978	21,841
Mortgage banking activities	129	102	188	530
Cash surrender value of life insurance policies	6,293	8,244	13,021	14,976
(Loss) on sale of investment securities	(48)	—	(16,795)	—
Other income	9,663	22,051	15,361	37,823
Total non-interest income	$89,374	$120,933	$160,140	$224,968
Comparison to Prior Year Quarter
Total non-interest income decreased $31.5 million, or 26.1%, from $120.9 million for the three months ended June 30, 2022, to $89.4 million for the three months ended June 30, 2023, primarily due to decreases in other income, loan and lease related fees, deposit service fees, and wealth and investment services.
Other income decreased $12.4 million, or 56.2%, from $22.1 million for the three months ended June 30, 2022, to $9.7 million for the three months ended June 30, 2023, primarily due to lower income generated from customer interest rate derivative activities.
Loan and lease related fees decreased $7.4 million, or 26.4%, from $27.9 million for the three months ended June 30, 2022, to $20.5 million for the three months ended June 30, 2023, primarily due to lower loan servicing fee income, prepayment penalties, and syndication fees.
Deposit service fees decreased $6.0 million, or 11.6%, from $51.4 million for the three months ended June 30, 2022, to $45.4 million for the three months ended June 30, 2023, primarily due to lower customer account service and cash management and analysis fees, partially offset by higher interchange income.
Wealth and investment services decreased $3.8 million, or 34.3%, from $11.2 million for the three months ended June 30, 2022, to $7.4 million for the three months ended June 30, 2023, primarily due to lower net investment services income, which is a direct result of the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022.
Comparison to Prior Year to Date
Total non-interest income decreased $64.9 million, or 28.8%, from $225.0 million for the six months ended June 30, 2022, to $160.1 million for the six months ended June 30, 2023, primarily due to a loss on sale of investment securities and decreases in other income, deposit service fees, wealth and investment services, and loan and lease related fees.
Other income decreased $22.4 million, or 59.4%, from $37.8 million for the six months ended June 30, 2022, to $15.4 million for the six months ended June 30, 2023, primarily due to lower income generated from customer interest rate derivative activities and direct investments.
Deposit service fees decreased $8.3 million, or 8.4%, from $99.2 million for the six months ended June 30, 2022, to $90.9 million for the six months ended June 30, 2023, primarily due to lower customer account service and cash management and analysis fees, partially offset by higher interchange income.
Wealth and investment services decreased $7.8 million, or 36.0%, from $21.8 million for the six months ended June 30, 2022, to $14.0 million for the six months ended June 30, 2023, primarily due to lower net investment services income, which is a direct result of the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022.
Loan and lease related fees decreased $7.1 million, or 13.9%, from $50.6 million for the six months ended June 30, 2022, to $43.5 million for the six months ended June 30, 2023, primarily due to lower loan servicing fee income, prepayment penalties, and syndication fees.
During the six months ended June 30, 2023, the Company sold $418.8 million of U.S. Treasury notes, Corporate securities, and Municipal bonds and notes classified as available-for-sale for proceeds of $398.3 million, which resulted in $20.5 million of gross realized losses. The $16.8 million loss on sale of investment securities included in non-interest income represents the portion of the total charge that was not attributed to a decline in credit quality. There were no sales of available-for-sale securities during the six months ended June 30, 2022.

Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Compensation and benefits	$173,305	$187,656	$346,505	$371,658
Occupancy	20,254	51,593	40,425	70,208
Technology and equipment	51,815	41,498	96,181	96,899
Intangible assets amortization	9,193	8,802	18,690	15,189
Marketing	5,160	3,441	8,636	6,950
Professional and outside services	29,385	15,332	61,819	69,423
Deposit insurance	13,723	6,748	26,046	11,970
Other expense	41,254	43,157	78,254	75,715
Total non-interest expense	$344,089	$358,227	$676,556	$718,012
Comparison to Prior Year Quarter
Total non-interest expense decreased $14.1 million, or 3.9%, from $358.2 million for the three months ended June 30, 2022, to $344.1 million for the three months ended June 30, 2023, primarily due to decreases in occupancy and compensation and benefits, partially offset by increases in professional and outside services, technology and equipment, and deposit insurance.
Occupancy decreased $31.3 million, or 60.7%, from $51.6 million for the three months ended June 30, 2022, to $20.3 million for the three months ended June 30, 2023, primarily due to the launch of the Company's corporate real estate consolidation plan in the second quarter of 2022, which resulted in a $23.1 million ROU asset impairment charge and a combined $7.7 million in related exit costs and accelerated depreciation on property and equipment during the three months ended June 30, 2022.
Compensation and benefits decreased $14.4 million, or 7.6%, from $187.7 million for the three months ended June 30, 2022, to $173.3 million for the three months ended June 30, 2023, primarily due to a $17.4 million decrease in merger-related expenses, particularly as it relates to severance and retention, and the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022, partially offset by increases in salaries and deferred compensation.
Professional and outside services increased $14.1 million, or 91.7%, from $15.3 million for the three months ended June 30, 2022, to $29.4 million for the three months ended June 30, 2023, primarily due to a $15.1 million increase in merger-related expenses, particularly as it relates to charges associated with core conversion activities.
Technology and equipment increased $10.3 million, or 24.9%, from $41.5 million for the three months ended June 30, 2022, to $51.8 million for the three months ended June 30, 2023, primarily due to a $6.0 million increase in merger-related expenses, particularly as it relates to charges associated with core conversion activities, and higher recurring technology service contract fees.
Deposit insurance increased $7.0 million, or 103.4%, from $6.7 million for the three months ended June 30, 2022, to $13.7 million for the three months ended June 30, 2023, primarily due to the increased initial base deposit insurance assessment rate schedules adopted by the FDIC, which took effect as of the first quarter of 2023 for all insured depository institutions, along with asset growth.
Comparison to Prior Year to Date
Total non-interest expense decreased $41.4 million, or 5.8%, from $718.0 million for the six months ended June 30, 2022, to $676.6 million for the six months ended June 30, 2023, primarily due to decreases in occupancy, compensation and benefits, and professional and outside services, partially offset by increases in deposit insurance, intangible assets amortization, and other expense.
Occupancy decreased $29.8 million, or 42.4%, from $70.2 million for the six months ended June 30, 2022, to $40.4 million for the six months ended June 30, 2023, primarily due to the launch of the Company's corporate real estate consolidation plan in the second quarter of 2022, which resulted in a $23.1 million ROU asset impairment charge and a combined $7.7 million in related exit costs and accelerated depreciation on property and equipment during the three months ended June 30, 2022.
Compensation and benefits decreased $25.2 million, or 6.8%, from $371.7 million for the six months ended June 30, 2022, to $346.5 million for the six months ended June 30, 2023, primarily due to $47.9 million decrease in merger-related expenses, particularly as it relates to severance and retention, and the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022, partially offset by increases in salaries and deferred compensation.

Professional and outside services decreased $7.6 million, or 11.0%, from $69.4 million for the six months ended June 30, 2022, to $61.8 million for the six months ended June 30, 2023, primarily due to a $9.3 million decrease in merger-related expenses, particularly as it relates to advisory and legal fees, partially offset by charges associated with core conversion activities and an increase in other professional fees.
Deposit insurance increased $14.0 million, or 117.6%, from $12.0 million for the six months ended June 30, 2022, to $26.0 million for the six months ended June 30, 2023, primarily due to the increased initial base deposit insurance assessment rate schedules adopted by the FDIC, which took effect as of the first quarter of 2023 for all insured depository institutions, along with asset growth.
Intangible assets amortization increased $3.5 million, or 23.0%, from $15.2 million for the six months ended June 30, 2022, to $18.7 million for the six months ended June 30, 2023, primarily due to the amortization expense related to the broker dealer relationship and non-competition agreement intangible assets recorded in connection with the interLINK acquisition.
Other expense increased $2.6 million, or 3.4%, from $75.7 million for the six months ended June 30, 2022, to $78.3 million for the six months ended June 30, 2023, primarily due to an increase in net periodic pension and other postretirement benefit cost and higher check card expense, partially offset by a $3.6 million decrease in merger-related expenses, particularly as it relates to disposals on property and equipment and contract termination charges.

Income Taxes
Comparison to Prior Year Quarter
For the three months ended June 30, 2023, and 2022, the Company recognized income tax expense of $62.6 million and $54.8 million, respectively, reflecting effective tax rates of 21.0% and 23.1%, respectively.
The increase in income tax expense is due to a higher level of pre-tax income recognized during the three months ended June 30, 2023. The decrease in the effective tax rate is primarily due to an increase in tax-exempt interest income and tax credits and a decrease in state and local tax in 2023 as compared to 2022, partially offset by the effects of higher pre-tax income and non-deductible FDIC premiums in 2023 as compared to 2022.
Comparison to Prior Year to Date
For the six months ended June 30, 2023, and 2022, the Company recognized income tax expense of $128.5 million and $21.2 million, respectively, reflecting effective tax rates of 22.0% and 11.4%, respectively.
The lower income tax expense recognized for the six months ended June 30, 2022, reflected the recognition of the pre-tax loss and $33.6 million income tax benefit in the first quarter of 2022 associated with the Sterling merger, which resulted in decreases to both income tax expense and the effective tax rate for the six months ended June 30, 2022, making comparisons to the current period not meaningful.
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
Consumer Banking serves individual customers and small businesses with less than $2 million of revenues by offering consumer deposits, residential mortgages, home equity lines, secured and unsecured loans, debit and credit card products, and investment services. Consumer Banking operates a distribution network consisting of 199 banking centers and 350 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and the New York Metro and Suburban markets.

Commercial Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Net interest income	$383,606	$333,421	$767,920	$620,490
Non-interest income	32,255	49,430	67,652	88,173
Non-interest expense	110,582	102,720	219,091	191,960
Pre-tax, pre-provision net revenue	$305,279	$280,131	$616,481	$516,703
Comparison to Prior Year Quarter
Commercial Banking's PPNR increased $25.1 million, or 9.0%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $50.2 million increase in net interest income is primarily due to organic loan growth and the impact of the higher interest rate environment. The $17.2 million decrease in non-interest income is primarily due to lower customer interest rate derivative activities, loan servicing fees, cash management fees, prepayment penalties, and syndication fees. The $7.9 million increase in non-interest expense is primarily due to an increase in both technology and employee-related costs in order to support balance sheet growth.
Comparison to Prior Year to Date
Commercial Banking's PPNR increased $99.8 million, or 19.3%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $147.4 million increase in net interest income is primarily due to organic loan growth and the impact of the higher interest rate environment. The $20.5 million decrease in non-interest income is primarily due to lower customer interest rate derivative activities, prepayment penalties, loan servicing fees, cash management fees, and direct investment income. The $27.1 million increase in non-interest expense is primarily due to the full year-to-date impact of expenses from the Sterling merger in 2023, as compared to the five months impact in 2022, and an increase in both technology and employee-related costs in order to support balance sheet growth.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2023	At December 31, 2022
Loans and leases	$41,862,203	$40,115,067
Deposits	18,348,870	19,563,227
Assets under administration / management (off-balance sheet)	2,757,454	2,258,635
Loans and leases increased $1.7 billion, or 4.4%, at June 30, 2023, as compared to December 31, 2022, primarily due to organic growth in the commercial non-mortgage and commercial real estate categories, partially offset by net principal paydowns in the equipment finance and asset-based lending categories. Total portfolio originations for the six months ended June 30, 2023, and 2022, were $5.1 billion and $6.2 billion, respectively. The $1.1 billion decrease was primarily due to a decrease in commercial real estate and commercial non-mortgage originations, partially offset by an increase in equipment finance originations.
Deposits decreased $1.2 billion, or 6.2%, at June 30, 2023, as compared to December 31, 2022, primarily due to customers rebalancing their deposit concentrations as a result of the high-profile bank failures in the first and second quarters of 2023.
Commercial Banking held $0.9 billion and $0.6 billion in assets under administration and $1.9 billion and $1.7 billion in assets under management at June 30, 2023, and December 31, 2022, respectively. The combined increase of $0.5 billion, or 22.1%, was primarily due to customers shifting their deposits into investment accounts to purchase U.S. Treasury securities with government-backing, and higher valuations in the equity markets during the six months ended June 30, 2023.

HSA Bank
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Net interest income	$75,421	$49,558	$147,151	$94,135
Non-interest income	23,023	26,552	47,090	53,510
Non-interest expense	42,643	37,540	86,343	73,949
Pre-tax net revenue	$55,801	$38,570	$107,898	$73,696
Comparison to Prior Year Quarter
HSA Bank's pre-tax net revenue increased $17.2 million, or 44.7%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $25.8 million increase in net interest income is primarily due to an increase in the net deposit interest rate spread and organic deposit growth. The $3.5 million decrease in non-interest income is primarily due to lower customer account service fees. The $5.1 million increase in non-interest expense is primarily due to an increase in compensation and benefits, higher service contract expenses related to additional account holders, and costs associated with the ongoing HSA Bank user experience build out.
Comparison to Prior Year to Date
HSA Bank's pre-tax net revenue increased $34.2 million, or 46.4%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $53.0 million increase in net interest income is primarily due to an increase in the net deposit interest rate spread and organic deposit growth. The $6.4 million decrease in non-interest income is primarily due to lower customer account service fees. The $12.4 million increase in non-interest expense is primarily due to an increase in compensation and benefits, higher service contract expenses related to additional account holders, and costs associated with the ongoing HSA Bank user experience build out.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2023	At December 31, 2022
Deposits	$8,208,490	$7,944,919
Assets under administration, through linked investment accounts (off-balance sheet)	4,122,898	3,393,832
Deposits increased $0.3 billion, or 3.3%, at June 30, 2023, as compared to December 31, 2022, primarily due to an increase in the number of account holders and organic deposit growth. HSA deposits accounted for approximately 14.0% and 14.7% of the Company's total consolidated deposits at June 30, 2023, and December 31, 2022, respectively.
Assets under administration, through linked investment accounts, increased $0.7 billion, or 21.5%, at June 30, 2023, as compared to December 31, 2022, primarily due to additional account holders and higher valuations in the equity markets during the six months ended June 30, 2023.

Consumer Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Net interest income	$204,455	$179,287	$415,038	$315,964
Non-interest income	28,877	30,798	54,836	58,699
Non-interest expense	108,880	107,366	215,759	202,876
Pre-tax, pre-provision net revenue	$124,452	$102,719	$254,115	$171,787
Comparison to Prior Year Quarter
Consumer Banking's PPNR increased $21.7 million, or 21.2%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $25.1 million increase in net interest income is primarily due to organic loan growth and the impact of the higher interest rate environment. The $1.9 million decrease in non-interest income is primarily due to lower net investment services income driven by the outsourcing of the consumer investment services platform in the fourth quarter of 2022, partially offset by higher deposit and loan servicing fee income. The $1.5 million increase in non-interest expense is primarily due to higher check card processing and marketing costs, partially offset by lower compensation and benefits expenses driven by the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022.
Comparison to Prior Year to Date
Consumer Banking's PPNR increased $82.3 million, or 47.9%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $99.1 million increase in net interest income is primarily due to organic loan growth and the impact of the higher interest rate environment. The $3.9 million decrease in non-interest income is primarily due to lower net investment services income driven by the outsourcing of the consumer investment services platform in the fourth quarter of 2022, partially offset by higher deposit and loan servicing fee income. The $12.9 million increase in non-interest expense is primarily due to the full year-to-date impact of expenses from the Sterling merger in 2023, as compared to the five months impact in 2022, partially offset by lower compensation and benefits expenses driven by the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2023	At December 31, 2022
Loans	$9,738,845	$9,624,465
Deposits	23,874,970	23,609,941
Assets under administration (off-balance sheet)	7,847,996	7,872,397
Loans increased $0.1 billion, or 1.2%, at June 30, 2023, as compared to December 31, 2022, primarily due to growth in residential mortgages and small business commercial loans, partially offset by net principal paydowns in home equity balances and the continued run-off of Lending Club loans. Total portfolio originations for the six months ended June 30, 2023, and 2022, were $0.7 billion and $1.4 billion, respectively. The $0.7 billion decrease was primarily due to the increase in market rates, which resulted in lower residential mortgage originations.
Deposits increased $0.3 billion, or 1.1%, at June 30, 2023, as compared to December 31, 2022, as customer preferences shifted from lower rate checking and savings products into higher rate certificates of deposit and money market products.
Consumer Banking held approximately $7.8 billion and $7.9 billion in assets under administration at June 30, 2023, and December 31, 2022, respectively. The $24.4 million decrease was primarily due to customer investment outflows, partially offset by higher valuations in the equity markets during the six months ended June 30, 2023.

Financial Condition
Total assets increased $2.7 billion, or 3.9%, from $71.3 billion at December 31, 2022, to $74.0 billion at June 30, 2023. The change in total assets was primarily attributed to the following, which experienced changes greater than $100 million dollars:
•Interest-bearing deposits increased $0.5 billion, primarily due to the Company's risk management approach to hold higher levels of on-balance sheet liquidity in the second quarter of 2023.
•Total investment securities, net increased $0.2 billion, reflecting a $0.3 billion increase in the held-to-maturity portfolio, partially offset by a $0.1 billion decrease in the available-for-sale portfolio. The overall increase in investment securities was primarily due to purchases exceeding paydown activities, partially offset by the sale of $0.4 billion in U.S. Treasury notes, Corporate debt securities, and Municipal bonds and notes;
•Loans and leases increased $1.9 billion, primarily due to $5.8 billion of originations during the six months ended June 30, 2023, particularly across the commercial non-mortgage and commercial real estate categories, partially offset by net principal paydowns and commercial loan sales; and
•Goodwill and other net intangible assets increased a combined $138.7 million. Goodwill increased $117.4 million, which reflects the $143.2 million recognized in connection with the interLINK acquisition, partially offset by the impact of the Sterling merger measurement period adjustments recorded during the first quarter of 2023. The $21.3 million increase in other net intangible assets is primarily due to the $36.0 million broker dealer relationship and $4.0 million non-competition agreement recognized in connection with the interLINK acquisition, partially offset by year-to-date amortization charges.
Total liabilities increased $2.6 billion, or 4.0%, from $63.2 billion at December 31, 2022, to $65.8 billion at June 30, 2023. The change in total liabilities was primarily attributed to the following:
•Total deposits increased $4.7 billion, reflecting a $6.5 billion increase in interest-bearing deposits, partially offset by a $1.8 billion decrease in non-interest-bearing deposits. The overall increase in deposits is primarily due to the $4.3 billion of sweep money market deposits added as a result of the interLINK acquisition, partially offset by the impact of customers rebalancing their deposit concentrations as a result of the high-profile bank failures in the first and second quarters of 2023;
•Securities sold under agreements to repurchase and other borrowings decreased $0.9 billion, primarily due to $0.9 billion of federal funds purchased at December 31, 2022, as compared to none at June 30, 2023. The additional liquidity generated from the interLINK deposit sweep program allowed for the paydown of higher rate federal funds purchased during the first quarter of 2023;
•FHLB advances decreased $1.2 billion, primarily due to the maturity of the higher volume of advances borrowed in the first quarter of 2023, partially offset by the impact of the Company's risk management approach to hold higher levels of on-balance sheet liquidity in the second quarter of 2023;
•Long-term debt decreased $20.9 million, primarily due to the repurchase and retirement of $17.5 million of the 4.375% Senior fixed-rate notes due February 15, 2024;
•Accrued expenses and other liabilities decreased $76.7 million, primarily due to the payment of accreted employee bonuses in the first quarter of 2023, and decreases in accrued taxes, treasury derivative liabilities, and operating lease liabilities, partially offset by increases in accrued interest payable and unfunded LIHTC commitments.
Total stockholders' equity increased $0.2 billion, or 2.8%, from $8.1 billion at December 31, 2022, to $8.3 billion at
June 30, 2023. The change in total stockholders' equity was attributed to the following:
•The adoption of ASU No. 2022-02, which resulted in a $4.2 million cumulative-effect adjustment to retained earnings;
•Net income recognized of $456.0 million;
•Other comprehensive loss, net of tax, of $33.9 million, primarily due to market value decreases in the Company's available-for-sale securities portfolio and cash flow hedges;
•Dividends paid to common and preferred stockholders of $139.8 million and $8.3 million, respectively;
•Employee stock-based compensation plan activity of $25.8 million, inclusive of restricted stock amortization and forfeitures, and stock options exercised of $1.7 million; and
•Repurchases of common stock of $58.3 million under the Company's common stock repurchase program and $15.4 million related to employee stock-based compensation plans.

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
The ALCO manages the Company's securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in such investment presents a safety and soundness concern. At June 30, 2023, and December 31, 2022, the Company had investment securities with a total net carrying value of $14.7 billion and $14.5 billion, respectively, with an average risk weighting for regulatory purposes of 17.8% and 19.0%, respectively. Although the Bank held the entirety of the Company's investment portfolio at both June 30, 2023, and December 31, 2022, the Holding Company may also directly hold investments.
The following table summarizes the balances and percentage composition of the Company's investment securities:

	At June 30, 2023		At December 31, 2022
(In thousands)	Amount	%	Amount	%
Available-for-sale:
U.S. Treasury notes	$384,067	4.8%	$717,040	9.1%
Government agency debentures	261,101	3.4	258,374	3.3
Municipal bonds and notes	1,604,150	20.7	1,633,202	20.7
Agency CMO	53,360	0.7	59,965	0.8
Agency MBS	2,184,907	28.2	2,158,024	27.3
Agency CMBS	1,734,922	22.4	1,406,486	17.8
CMBS	876,119	11.3	896,640	11.4
CLO	—	—	2,107	—
Corporate debt	608,759	7.8	704,412	8.9
Private label MBS	43,050	0.6	44,249	0.6
Other	8,906	0.1	12,198	0.1
Total available-for-sale securities	$7,759,341	100.0%	$7,892,697	100.0%
Held-to-maturity:
Agency CMO	$25,791	0.4%	$28,358	0.4%
Agency MBS	2,541,384	36.6	2,626,114	40.0
Agency CMBS	3,353,205	48.3	2,831,949	43.1
Municipal bonds and notes (1)	919,112	13.2	928,845	14.2
CMBS	104,508	1.5	149,613	2.3
Total held-to-maturity securities	$6,944,000	100.0%	$6,564,879	100.0%
Total investment securities	$14,703,341		$14,457,576
(1)The balances at both June 30, 2023, and December 31, 2022, exclude the $0.2 million ACL recorded on held-to-maturity securities.
Available-for-sale securities decreased $0.1 billion, or 1.7%, from $7.9 billion at December 31, 2022, to $7.8 billion at
June 30, 2023, primarily due to the sale of $0.4 billion in U.S. Treasury notes, Corporate debt securities, and Municipal bonds and notes during the six months ended June 30, 2023, which resulted in $20.5 million of gross realized losses, $3.8 million of which was attributed to a decline in credit quality and has been included in the Provision for credit losses. This decrease was partially offset by purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories. The average FTE yield in the available-for-sale portfolio was 2.98% and 2.87% for the three and six months ended June 30, 2023, respectively, as compared to 2.20% and 2.10% for the three and six months ended June 30, 2022, respectively. The 78 and 77 basis point increases, respectively, are primarily due to higher market rates on securities purchased in 2023.
At June 30, 2023, and December 31, 2022, gross unrealized losses on available-for-sale securities were $883.0 million and $864.5 million, respectively. The $18.5 million increase is primarily due to higher market rates. Available-for-sale securities are evaluated for credit losses on a quarterly basis. No ACL was recorded on available-for-sale securities as of either period as each of the securities in the Company's portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences. At June 30, 2023, based on current market conditions and the Company's current targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period, and it is more-likely-than-not that the Company will not have to sell these available-for-sale securities before the recovery of the entire amortized cost basis.

Held-to-maturity securities increased $0.3 billion, or 5.8%, from $6.6 billion at December 31, 2022, to $6.9 billion at
June 30, 2023, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories. The average FTE yield in the held-to-maturity portfolio was 2.99% and 2.91% for the three and six months ended June 30, 2023, respectively, as compared to 2.25% and 2.15% for the three and six months ended June 30, 2022, respectively. The 74 and 76 basis point increases, respectively, are primarily due to higher market rates on securities purchased in 2023.
At June 30, 2023, and December 31, 2022, gross unrealized losses on held-to-maturity securities were $878.6 million and $806.2 million, respectively. The $72.4 million increase is primarily due to higher market rates. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At both June 30, 2023, and December 31, 2022, the ACL on held-to-maturity securities was $0.2 million.
The following table summarizes the book value of investment securities by the earlier of either contractual maturity or call date, as applicable, along with the respective weighted-average yields:

	At June 30, 2023
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
U.S. Treasury notes	$—	—%	$384,067	1.28%	$—	—%	$—	—%	$384,067	1.28%
Government agency debentures	—	—	74,003	2.41	—	—	187,098	3.22	261,101	2.99
Municipal bonds and notes	26,562	2.42	151,327	1.61	680,529	1.55	745,732	1.59	1,604,150	1.59
Agency CMO	—	—	415	2.71	5,074	3.08	47,871	2.86	53,360	2.88
Agency MBS	21	(4.18)	17,713	1.30	143,716	1.73	2,023,457	2.57	2,184,907	2.50
Agency CMBS	1,592	0.42	108,479	1.10	23,120	2.15	1,601,731	3.11	1,734,922	2.97
CMBS	—	—	68,492	6.67	42,400	6.59	765,227	6.65	876,119	6.65
Corporate debt	4,989	1.53	168,811	2.59	378,607	3.18	56,352	3.44	608,759	3.03
Private label MBS	—	—	—	—	—	—	43,050	4.01	43,050	4.01
Other	—	—	4,789	3.80	4,117	2.71	—	—	8,906	3.30
Total available-for-sale securities	$33,164	2.19%	$978,096	2.01%	$1,277,563	2.24%	$5,470,518	3.21%	$7,759,341	2.89%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$25,791	2.91%	$25,791	2.91%
Agency MBS	222	3.34	1,000	2.11	23,218	2.50	2,516,944	2.48	2,541,384	2.48
Agency CMBS	—	—	—	—	125,304	2.68	3,227,901	3.08	3,353,205	3.06
Municipal bonds and notes	4,119	3.28	54,954	3.25	196,144	2.72	663,895	3.19	919,112	3.10
CMBS	—	—	—	—	—	—	104,508	2.71	104,508	2.71
Total held-to-maturity securities	$4,341	3.28%	$55,954	3.23%	$344,666	2.69%	$6,539,039	2.85%	$6,944,000	2.85%
Total investment securities	$37,505	2.31%	$1,034,050	2.08%	$1,622,229	2.34%	$12,009,557	3.01%	$14,703,341	2.87%
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

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company's loans and leases:

	At June 30, 2023		At December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$17,255,036	33.4%	$16,392,795	32.9%
Asset-based	1,718,251	3.3	1,821,642	3.7
Commercial real estate	13,542,251	26.2	12,997,163	26.1
Multi-family	7,118,820	13.8	6,621,982	13.3
Equipment financing	1,535,564	3.0	1,628,393	3.3
Warehouse lending	708,560	1.4	641,976	1.3
Residential	8,140,182	15.8	7,963,420	16.0
Home equity	1,552,850	3.0	1,633,107	3.3
Other consumer	54,534	0.1	63,948	0.1
Total loans and leases (1)	$51,626,048	100.0%	$49,764,426	100.0%
(1)The amortized cost balances at June 30, 2023, and December 31, 2022, exclude the ACL recorded on loans and leases of $628.9 million and $594.7 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At June 30, 2023
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$249,988	$604,657	$2,190,938	$1,599,238	$4,644,821
Asset-based	30,270	21,029	—	—	51,299
Commercial real estate	558,872	1,947,510	1,149,041	163,998	3,819,421
Multi-family	326,460	2,745,829	1,444,706	54,038	4,571,033
Equipment financing	161,832	1,088,613	285,119	—	1,535,564
Residential	480	57,500	403,343	5,039,001	5,500,324
Home equity	3,993	24,824	175,140	201,473	405,430
Other consumer	13,541	9,247	320	148	23,256
Total fixed rate loans and leases	$1,345,436	$6,499,209	$5,648,607	$7,057,896	$20,551,148
Variable rate:
Commercial non-mortgage	$3,853,686	$8,032,268	$654,184	$70,077	$12,610,215
Asset-based	377,792	1,283,846	5,314	—	1,666,952
Commercial real estate	1,971,819	4,854,512	2,214,080	682,419	9,722,830
Multi-family	324,937	997,645	1,196,139	29,066	2,547,787
Warehouse lending	687,034	21,526	—	—	708,560
Residential	685	10,122	311,955	2,317,096	2,639,858
Home equity	2,079	6,666	143,518	995,157	1,147,420
Other consumer	7,857	14,851	2,542	6,028	31,278
Total variable rate loans and leases	$7,225,889	$15,221,436	$4,527,732	$4,099,843	$31,074,900
Total loans and leases (1)	$8,571,325	$21,720,645	$10,176,339	$11,157,739	$51,626,048
(1)Amounts due exclude total accrued interest receivable of $253.9 million.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $34.2 million, or 5.7%, from $594.7 million at December 31, 2022, to $628.9 million at June 30, 2023, due to the impact of the current macroeconomic environment on credit performance and organic loan growth.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At June 30, 2023		At December 31, 2022
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$208,474	33.1%	$197,950	33.3%
Asset-based	17,571	2.8	16,094	2.7
Commercial real estate	235,640	37.5	214,771	36.1
Multi-family	85,539	13.6	80,652	13.6
Equipment financing	24,792	3.9	23,081	3.9
Warehouse lending	637	0.1	577	0.1
Residential	25,398	4.0	26,907	4.5
Home equity	28,871	4.6	32,296	5.4
Other consumer	1,989	0.4	2,413	0.4
Total ACL on loans and leases	$628,911	100.0%	$594,741	100.0%
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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	At June 30, 2023	At December 31, 2022
Non-performing loans and leases (1)	$218,869	$203,791
Total loans and leases	51,626,048	49,764,426
Non-performing loans and leases as a percentage of loans and leases	0.42%	0.41%

Non-performing assets (1)	$222,215	$206,136
Total loans and leases	$51,626,048	$49,764,426
Add: OREO	3,346	2,345
Total loans and leases plus OREO	$51,629,394	$49,766,771
Non-performing assets as a percentage of loans and leases plus OREO	0.43%	0.41%

Non-performing assets (1)	$222,215	$206,136
Total assets	74,038,243	71,277,521
Non-performing assets as a percentage of total assets	0.30%	0.29%

ACL on loans and leases	$628,911	$594,741
Non-performing loans and leases (1)	218,869	203,791
ACL on loans and leases as a percentage of non-performing loans and leases	287.35%	291.84%

ACL on loans and leases	$628,911	$594,741
Total loans and leases	51,626,048	49,764,426
ACL on loans and leases as a percentage of loans and leases	1.22%	1.20%

ACL on loans and leases	$628,911	$594,741
Net charge-offs	89,546	67,288
Ratio of ACL on loans and leases to net charge-offs (2)	7.02x	8.84x
(1)Non-performing assets balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)Calculated for the June 30, 2023, period based on annualized year-to-date net charge-offs.

The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	At or for the three months ended June 30,
	2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$1,258	$17,093,033	0.03%	$8,972	$13,446,217	0.27%
Asset-based	—	1,756,051	—	3	1,851,956	—
Commercial real estate	19,842	13,508,593	0.59	1,678	11,984,529	0.06
Multi-family	—	7,009,762	—	193	5,771,622	0.01
Equipment financing	(179)	1,564,586	(0.05)	146	1,850,959	0.03
Warehouse lending	—	562,816	—	—	553,331	—
Residential	(373)	8,067,349	(0.02)	(508)	6,905,509	(0.03)
Home equity	(812)	1,568,635	(0.21)	(1,100)	1,672,845	(0.26)
Other consumer	516	53,890	3.83	216	83,730	1.03
Total	$20,252	$51,184,715	0.16%	$9,600	$44,120,698	0.09%

	At or for the six months ended June 30,
	2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$3,981	$16,865,715	0.05%	$17,635	$12,161,920	0.29%
Asset-based	13,189	1,773,425	1.49	(47)	1,696,990	(0.01)
Commercial real estate	28,393	13,384,890	0.42	2,726	10,083,808	0.05
Multi-family	1,033	6,860,965	0.03	203	5,671,844	0.01
Equipment financing	(839)	1,594,857	(0.11)	359	1,596,779	0.04
Warehouse lending	—	486,621	—	—	459,847	—
Residential	(834)	8,031,537	(0.02)	(552)	6,615,613	(0.02)
Home equity	(1,233)	1,588,421	(0.16)	(2,367)	1,665,929	(0.28)
Other consumer	1,083	56,532	3.83	572	86,707	1.32
Total	$44,773	$50,642,963	0.18%	$18,529	$40,039,437	0.09%
(1)Percentage represents annualized year-to-date net charge-offs (recoveries) to average loans and leases within the comparable category.
Net charge-offs as a percentage of average loans and leases were 0.16% and 0.09% for the three months ended June 30, 2023, and 2022, respectively, and 0.18% and 0.09% for the six months ended June 30, 2023, and 2022, respectively. The increased level of net charge-offs is primarily due to the impact of the current macroeconomic environment on credit performance and a loss on sale of commercial real estate loans, which were charged-off in the second quarter of 2023.
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
At June 30, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Although regulatory agencies have not issued formal guidance mandating more stringent liquidity and capital requirements, the Company is anticipating a greater focus on the liquidity and capital adequacy of financial institutions in response to the high-profile bank failures that occurred during the first and second quarters of 2023, and has taken appropriate measures to mitigate the risk that such requirements, if implemented, may have on its business, financial positions, and results of operations.
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
During the three and six months ended June 30, 2023, the Bank paid $100.0 million and $250.0 million in dividends to the Holding Company, respectively. At June 30, 2023, there was $708.8 million of retained earnings available for the payment of dividends by the Bank to the Holding Company. On July 19, 2023, the Bank was approved to pay the Holding Company $250.0 million in dividends for the third quarter of 2023.
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
The quarterly cash dividend to common stockholders remained at $0.40 per common share during the three months ended
June 30, 2023. On July 19, 2023, it was announced that the Holding Company’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For the Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share were declared, respectively. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Holding Company maintains a common stock repurchase program, which was approved by the Board of Directors, that authorizes management to purchase shares of its common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to certain conditions. During the three months ended June 30, 2023, the Holding Company repurchased 1,465,673 shares under the program at a weighted-average price of $39.57 per share, totaling $58.0 million. The Holding Company's remaining purchase authority at June 30, 2023, was $343.3 million. In addition, the Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the three months ended June 30, 2023, the Company repurchased 8,750 shares at a weighted-average price of $34.79 per share, totaling $0.3 million for this purpose.
The IRA imposes a 1% excise tax on the value of net stock repurchased by certain publicly traded corporations, including the Company, after December 31, 2022. At June 30, 2023, the Company had recorded a $0.3 million liability for such excise tax owed, with an offset to Treasury stock on the Condensed Consolidated Balance Sheet.
Webster Bank Liquidity. The Bank's primary source of funding is core deposits. Including time deposits, the Bank had a loan to total deposit ratio of 87.9% and 92.1% at June 30, 2023, and December 31, 2022, respectively.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At June 30, 2023, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.
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
Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require financial institutions to maintain minimum ratios of Common Equity Tier 1 Capital, defined by the Basel III capital rules (CET1 capital), Tier 1 capital, Total capital to risk-weighted assets, and Tier 1 capital to average tangible assets (as defined in the regulations). At June 30, 2023, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.

In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, capital ratios will phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2022, 2023, and 2024, the Company is allowed 75%, 50%, and 25%, respectively, of the regulatory capital benefit as of
December 31, 2021, with full absorption occurring in 2025. At June 30, 2023, the regulatory capital benefit allowed from the delayed CECL adoption resulted in a 6, 6, and 4 basis point increase to the Holding Company's and the Bank's CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), respectively, and a 1 basis point decrease to Total capital to total risk-weighted assets (Total risk-based capital). Both the Holding Company's and the Bank's regulatory ratios remain in excess of being well-capitalized, even without the regulatory capital benefit of the delayed CECL adoption impact.
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
With the acquisition of interLINK during the first quarter of 2023, the Bank received $4.3 billion of money market deposits at June 30, 2023, which added a unique source of core deposit funding and scalable liquidity to the Company's already differentiated, omnichannel deposit gathering capabilities.
Total deposits were $58.7 billion and $54.0 billion at June 30, 2023, and December 31, 2022, respectively. The $4.7 billion increase was primarily due to the interLINK money market deposits and organic deposit growth, partially offset by customers rebalancing their deposit concentrations as a result of the high-profile bank failures in the first and second quarters of 2023. Customer preferences also shifted from lower rate checking and savings products into higher rate certificates of deposit products, which are currently more attractive in the higher interest rate environment.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended June 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$11,375,059	—%	$13,395,942	—%
Interest-bearing:
Checking	8,893,332	1.36	9,401,810	0.12
Health savings accounts	8,250,766	0.15	7,812,313	0.06
Money market	15,443,540	3.52	11,424,317	0.22
Savings	7,431,639	0.71	8,660,719	0.05
Time deposits	7,173,552	3.90	2,684,914	0.17
Total interest-bearing	47,192,829	2.13	39,984,073	0.12
Total average deposits	$58,567,888	1.72%	$53,380,015	0.09%

	Six months ended June 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$11,999,028	—%	$12,335,504	—%
Interest-bearing:
Checking	8,858,136	1.30	8,555,157	0.09
Health savings accounts	8,271,493	0.15	7,786,035	0.06
Money market	14,171,117	3.15	10,265,149	0.19
Savings	7,786,976	0.60	8,095,617	0.04
Time deposits	5,607,711	3.37	2,614,989	0.19
Total interest-bearing	44,695,433	1.80	37,316,947	0.11
Total average deposits	$56,694,461	1.43%	$49,652,451	0.08%

Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion, and affiliate deposits. At June 30, 2023, and December 31, 2022, total uninsured deposits as per regulatory reporting requirements and reported on Schedule RC-O of the Bank's Call Report were $21.0 billion and $22.5 billion, respectively.
The following table summarizes uninsured deposits information at June 30, 2023, after certain exclusions:

(In thousands)	At June 30, 2023
Uninsured deposits, per regulatory reporting requirements	$20,988,997
Less: Affiliate deposits	(2,129,206)
Collateralized deposits	(4,459,545)
Uninsured deposits, after exclusions	$14,400,246

Immediately available liquidity (1)	$17,946,687
Uninsured deposits coverage	124.6%
(1)Reflects $11.6 billion and $3.6 billion of additional borrowing capacity from the FHLB and the FRB, respectively, and $2.8 billion in unencumbered liquid assets.
Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 24.5% of total deposits at June 30, 2023. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer facing, and therefore are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Quarterly Report on Form 10-Q, the Company's uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and collateralized deposits, is consistent with the percentage reported at
June 30, 2023. In addition, the Company's immediately available liquidity continues to increase.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	June 30, 2023
Portion of U.S. time deposits in excess of insurance limit	$2,908,203
Time deposits otherwise uninsured with a maturity of:
3 months or less	$585,911
Over 3 months through 6 months	1,872,380
Over 6 months through 12 months	441,155
Over 12 months	8,757
Additional information regarding period-end deposit balances and rates can be found within Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. The Bank's primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowed funds were $5.6 billion and $7.7 billion at June 30, 2023, and December 31, 2022, respectively, and represented 7.6% and 10.8% of total assets, respectively. The $2.1 billion decrease is primarily due to a $1.2 billion decrease in FHLB advances and a $0.9 billion decrease in federal funds purchased.
The Bank had additional borrowing capacity from the FHLB of $11.6 billion and $4.3 billion at June 30, 2023, and December 31, 2022, respectively. The Bank also had additional borrowing capacity from the FRB of $3.6 billion and $1.2 billion at June 30, 2023, and December 31, 2022, respectively. Unpledged investment securities of $1.6 billion at
June 30, 2023, could have been used for collateral on borrowings or to increase borrowing capacity by either $1.4 billion with the FHLB or $1.7 billion with the FRB.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $243.6 million and $282.0 million at June 30, 2023, and December 31, 2022, respectively. The $38.4 million decrease is primarily due to fluctuations in customers' overnight account balances.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. There were no federal funds purchased at June 30, 2023, whereas federal funds purchased totaled $0.9 billion at December 31, 2022. The additional liquidity generated from the interLINK deposit sweep program allowed for the paydown during the first quarter of 2023 of higher rate federal funds purchased.

FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $4.3 billion and $5.5 billion at June 30, 2023, and December 31, 2022, respectively. The $1.2 billion decrease is primarily due to the maturity of the higher volume of advances borrowed in the first quarter of 2023, partially offset by the impact of the Company's risk management approach to hold higher levels of on-balance sheet liquidity in the second quarter of 2023.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, subordinated fixed-to-floating-rate notes maturing in 2029 and 2030, and floating-rate junior subordinated notes maturing in 2033. Long-term debt remained relatively flat on a comparative basis, totaling approximately $1.1 billion at both June 30, 2023, and December 31, 2022, respectively.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended June 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$215,874	0.11%	$529,786	1.06%
Federal funds purchased	—	—	534,518	0.93
FHLB advances	6,724,139	5.21	1,156,449	1.08
Long-term debt	1,061,526	3.68	1,077,395	3.38
Total average borrowings	$8,001,539	4.87%	$3,298,148	1.79%

	Six months ended June 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$229,784	0.11%	$553,282	0.86%
Federal funds purchased	333,733	4.62	268,735	0.93
FHLB advances	6,201,884	5.02	586,857	1.09
Long-term debt	1,066,859	3.67	987,353	3.36
Total average borrowings	$7,832,260	4.68%	$2,396,227	1.93%
Additional information regarding period-end borrowings balances and rates can be found within Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of eleven district Federal Home Loan Banks, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for the Bank to maintain its membership and access to advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. The Bank held FHLB capital stock of $181.1 million and $221.4 million at June 30, 2023, and December 31, 2022, respectively. The most recent FHLB quarterly cash dividend was paid on August 2, 2023, in an amount equal to an annual yield of 8.04%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. The Bank held FRB capital stock of $226.9 million and $224.5 million at June 30, 2023, and December 31, 2022, respectively. The most recent FRB semi-annual cash dividend was paid on June 30, 2023, in an amount equal to an annual yield of 3.79%.

Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at June 30, 2023. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company's current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Senior notes	$—	$132,550	$—	$—	$—	$300,000	$432,550
Subordinated notes	—	—	—	—	—	499,000	499,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	4,300,180	—	—	—	244	9,947	4,310,371
Securities sold under agreements to repurchase	243,580	—	—	—	—	—	243,580
Time deposits	4,189,693	2,859,064	134,973	53,889	35,600	12,839	7,286,058
Operating lease liabilities	16,017	36,381	33,263	30,014	24,809	82,311	222,795
Contingent consideration	4,798	11,241	—	—	—	—	16,039
Royalty liabilities	860	8,572	1,417	—	—	—	10,849
Purchase obligations (2)	136,135	43,989	21,247	6,640	2,229	1,287	211,527
Total contractual obligations	$8,891,263	$3,091,797	$190,900	$90,543	$62,882	$982,704	$13,310,089
(1)Interest payments on borrowings have been excluded.
(2)Purchase obligations represent agreements to purchase goods or services of $1.0 million or more that are enforceable and legally binding and specify all significant terms.
In addition, in the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, and commercial and standby letters of credit, which involve to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $11.2 billion at June 30, 2023, does not necessarily reflect future cash payments.
The Company also enters into commitments to invest in venture capital and private equity funds, as well as LIHTC investments to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $490.7 million at June 30, 2023. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
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
At June 30, 2023, the Company's Condensed Consolidated Balance Sheet reflects a liability for uncertain tax positions of $10.1 million and $2.3 million of accrued interest and penalties, respectively. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
On May 22, 2023, the FDIC published a proposed rule to charge certain banks a special assessment to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The proposed rule would levy a special assessment to certain banks at an annual rate of 12.5 basis points based on their uninsured deposits balance as of December 31, 2022, payable in eight quarterly installments beginning in the first quarter of 2024. Based on the proposed rule, the Company estimates that its total special assessment charge would be approximately $44.0 million. The FDIC has the authority to make further changes to the proposed rule before finalization, including changes to the underlying data or calculation methodology used to determine the special assessment. However, since the final rule has not yet been published in the Federal Register, no legal obligation has been incurred, and therefore, no accrual has been recognized.
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
Management measures interest rate risk using simulation analysis and asset/liability modeling software to calculate the Company's earnings at risk and equity at risk. Interest rates are generally assumed to change up or down in a parallel fashion, and the net interest income results in each scenario are compared to a flat rate base scenario. The flat rate base scenario holds the end of period yield curve constant over a twelve-month forecast horizon. At June 30, 2023, and December 31, 2022, the flat rate base scenario assumed a federal funds rate of 5.25% and 4.50%, respectively. The federal funds rate target range was 5.00-5.25% at June 30, 2023, and 4.25-4.50% at December 31, 2022. Since interest rates rose sharply in 2022 and into the first quarter of 2023, and have since remained elevated, management has incorporated the up and down 300 basis point rate scenarios back into its assessment of interest rate risk.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company's net interest income over a twelve-month period starting at June 30, 2023, and December 31, 2022, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
June 30, 2023	(7.5)%	(4.6)%	(2.1)%	1.5%	3.2%	5.4%
December 31, 2022	n/a	(6.9)%	(3.3)%	3.2%	6.5%	n/a
Asset sensitivity in terms of net interest income decreased at June 30, 2023, as compared to December 31, 2022, primarily due to changes in the overall balance sheet composition, which included the addition of $4.3 billion in price-sensitive deposits from interLINK, an increase in interest paid on deposits, and the implementation of incremental asset sensitivity measures, such as hedges and collars, during the six months ended June 30, 2023. Loans at floors were $0.4 billion at both December 31, 2022, and June 30, 2023. While loans with floors, which are considered “in the money”, have the impact of reducing overall asset sensitivity, as interest rates continue to rise, these loans will move through their floors and reprice accordingly.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company's net interest income for the subsequent twelve-month period starting at June 30, 2023, and December 31, 2022:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2023	(2.4)%	(1.1)%	0.5%	0.9%	(1.9)%	(0.9)%	1.0%	2.0%
December 31, 2022	(4.2)%	(2.0)%	1.7%	3.3%	(2.4)%	(1.2)%	1.3%	2.6%
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
Sensitivity to both the short end and the long end of the yield curve for net interest income decreased at June 30, 2023, as compared to December 31, 2022, primarily due to changes in the overall balance sheet composition.

The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at June 30, 2023, and December 31, 2022:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100 bp	+100 bp
June 30, 2023
Assets	$74,038,243	$69,062,109	$1,330,492	$(1,330,235)
Liabilities	65,758,517	59,909,012	1,985,292	(1,726,114)
Net	$8,279,726	$9,153,097	$(654,800)	$395,879
Net change as % base net economic value			(7.2)%	4.3%

December 31, 2022
Assets	$71,277,521	$67,920,989	$1,161,794	$(1,247,083)
Liabilities	63,221,335	55,951,495	1,959,399	(1,716,697)
Net	$8,056,186	$11,969,494	$(797,605)	$469,614
Net change as % base net economic value			(6.7)%	3.9%
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
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At June 30, 2023, and December 31, 2022, the Company's duration gap was negative 1.1 years and negative 1.4 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than the duration of financial assets, and therefore, liabilities have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, the Company's net estimated economic value would generally be expected to increase when interest rates rise, as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise, and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company's interest rate risk position at June 30, 2023, represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.
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

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$283,623	$264,118
Interest-bearing deposits	1,077,136	575,825
Investment securities available-for-sale, at fair value	7,759,341	7,892,697
Investment securities held-to-maturity, net of allowance for credit losses of $216 and $182	6,943,784	6,564,697
Federal Home Loan Bank and Federal Reserve Bank stock	407,968	445,900
Loans held for sale ($1,800 and $1,991 valued under fair value option)	10,963	1,991
Loans and leases	51,626,048	49,764,426
Allowance for credit losses on loans and leases	(628,911)	(594,741)
Loans and leases, net	50,997,137	49,169,685
Deferred tax assets, net	377,588	371,634
Premises and equipment, net	426,310	430,184
Goodwill	2,631,465	2,514,104
Other intangible assets, net	220,652	199,342
Cash surrender value of life insurance policies	1,239,077	1,229,169
Accrued interest receivable and other assets	1,663,199	1,618,175
Total assets	$74,038,243	$71,277,521
Liabilities and stockholders' equity:
Deposits:
Non-interest-bearing	$11,157,390	$12,974,975
Interest-bearing	47,590,142	41,079,365
Total deposits	58,747,532	54,054,340
Securities sold under agreements to repurchase and other borrowings	243,580	1,151,830
Federal Home Loan Bank advances	4,310,371	5,460,552
Long-term debt	1,052,258	1,073,128
Accrued expenses and other liabilities	1,404,776	1,481,485
Total liabilities	65,758,517	63,221,335
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares	1,828	1,828
Paid-in capital	6,150,713	6,173,240
Retained earnings	3,017,445	2,713,861
Treasury stock, at cost—9,517,081 and 8,770,472 shares	(455,416)	(431,762)
Accumulated other comprehensive (loss), net of tax	(718,823)	(684,960)
Total stockholders' equity	8,279,726	8,056,186
Total liabilities and stockholders' equity	$74,038,243	$71,277,521
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest Income:
Interest and fees on loans and leases	$771,973	$431,538	$1,488,329	$777,814
Taxable interest and dividends on investments	147,467	69,538	248,339	123,262
Non-taxable interest on investment securities	13,535	12,664	27,219	22,466
Loans held for sale	421	7	437	33
Total interest income	933,396	513,747	1,764,324	923,575
Interest Expense:
Deposits	251,466	12,459	401,670	19,858
Securities sold under agreements to repurchase and other borrowings	63	2,677	7,890	3,634
Federal Home Loan Bank advances	88,556	3,164	156,682	3,220
Long-term debt	9,482	8,787	18,970	15,955
Total interest expense	349,567	27,087	585,212	42,667
Net interest income	583,829	486,660	1,179,112	880,908
Provision for credit losses	31,498	12,243	78,247	201,088
Net interest income after provision for credit losses	552,331	474,417	1,100,865	679,820
Non-interest Income:
Deposit service fees	45,418	51,385	90,854	99,212
Loan and lease related fees	20,528	27,907	43,533	50,586
Wealth and investment services	7,391	11,244	13,978	21,841
Mortgage banking activities	129	102	188	530
Cash surrender value of life insurance policies	6,293	8,244	13,021	14,976
(Loss) on sale of investment securities	(48)	—	(16,795)	—
Other income	9,663	22,051	15,361	37,823
Total non-interest income	89,374	120,933	160,140	224,968
Non-interest Expense:
Compensation and benefits	173,305	187,656	346,505	371,658
Occupancy	20,254	51,593	40,425	70,208
Technology and equipment	51,815	41,498	96,181	96,899
Intangible assets amortization	9,193	8,802	18,690	15,189
Marketing	5,160	3,441	8,636	6,950
Professional and outside services	29,385	15,332	61,819	69,423
Deposit insurance	13,723	6,748	26,046	11,970
Other expense	41,254	43,157	78,254	75,715
Total non-interest expense	344,089	358,227	676,556	718,012
Income before income taxes	297,616	237,123	584,449	186,776
Income tax expense	62,648	54,812	128,477	21,212
Net income	234,968	182,311	455,972	165,564
Preferred stock dividends	4,162	4,163	8,325	7,594
Net income available to common stockholders	$230,806	$178,148	$447,647	$157,970

Earnings per common share:
Basic	$1.32	$1.00	$2.57	$0.97
Diluted	1.32	1.00	2.57	0.97
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Net income	$234,968	$182,311	$455,972	$165,564
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(85,037)	(205,273)	(13,419)	(450,152)
Derivative instruments	(47,523)	(308)	(26,149)	(8,152)
Defined benefit pension and other postretirement benefit plans	1,757	(28)	5,705	(448)
Other comprehensive (loss), net of tax	(130,803)	(205,609)	(33,863)	(458,752)
Comprehensive income (loss)	$104,165	$(23,298)	$422,109	$(293,188)
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended June 30, 2023
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders' Equity
Balance at March 31, 2023	$283,979	$1,828	$6,137,743	$2,856,745	$(397,981)	$(588,020)	$8,294,294
Net income	—	—	—	234,968	—	—	234,968
Other comprehensive (loss), net of tax	—	—	—	—	—	(130,803)	(130,803)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(70,106)	—	—	(70,106)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,193)	—	—	(2,193)
Stock-based compensation	—	—	12,970	—	1,196	—	14,166
Common shares acquired from stock compensation plan activity	—	—	—	—	(319)	—	(319)
Common stock repurchase program	—	—	—	—	(58,312)	—	(58,312)
Balance at June 30, 2023	$283,979	$1,828	$6,150,713	$3,017,445	$(455,416)	$(718,823)	$8,279,726

	At or for the three months ended June 30, 2022
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders' Equity
Balance at March 31, 2022	$283,979	$1,828	$6,129,440	$2,276,875	$(239,264)	$(275,723)	$8,177,135
Net income	—	—	—	182,311	—	—	182,311
Other comprehensive (loss), net of tax	—	—	—	—	—	(205,609)	(205,609)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(71,386)	—	—	(71,386)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,193)	—	—	(2,193)
Stock-based compensation	—	—	19,517	—	1,949	—	21,466
Exercise of stock options	—	—	(104)	—	190	—	86
Common shares acquired from stock compensation plan activity	—	—	—	—	(2,128)	—	(2,128)
Common stock repurchase program	—	—	—	—	(99,925)	—	(99,925)
Balance at June 30, 2022	$283,979	$1,828	$6,148,853	$2,383,638	$(339,178)	$(481,332)	$7,997,788

	At or for the six months ended June 30, 2023
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2022	$283,979	$1,828	$6,173,240	$2,713,861	$(431,762)	$(684,960)	$8,056,186
Adoption of ASU No. 2022-02	—	—	—	(4,245)	—	—	(4,245)
Net income	—	—	—	455,972	—	—	455,972
Other comprehensive (loss), net of tax	—	—	—	—	—	(33,863)	(33,863)
Common stock dividends and equivalents—$0.80 per share	—	—	—	(139,818)	—	—	(139,818)
Series F preferred stock dividends—$656.25 per share	—	—	—	(3,938)	—	—	(3,938)
Series G preferred stock dividends—$32.50 per share	—	—	—	(4,387)	—	—	(4,387)
Stock-based compensation	—	—	(20,501)	—	46,313	—	25,812
Exercise of stock options	—	—	(2,026)	—	3,749	—	1,723
Common shares acquired from stock compensation plan activity	—	—	—	—	(15,404)	—	(15,404)
Common stock repurchase program	—	—	—	—	(58,312)	—	(58,312)
Balance at June 30, 2023	$283,979	$1,828	$6,150,713	$3,017,445	$(455,416)	$(718,823)	$8,279,726

	At or for the six months ended June 30, 2022
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2021	$145,037	$937	$1,108,594	$2,333,288	$(126,951)	$(22,580)	$3,438,325
Net income	—	—	—	165,564	—	—	165,564
Other comprehensive (loss), net of tax	—	—	—	—	—	(458,752)	(458,752)
Common stock dividends and equivalents—$0.80 per share	—	—	—	(107,620)	—	—	(107,620)
Series F preferred stock dividends—$656.25 per share	—	—	—	(3,938)	—	—	(3,938)
Series G preferred stock dividends—$32.50 per share	—	—	—	(3,656)	—	—	(3,656)
Issued in business combination	138,942	891	5,040,291	—	—	—	5,180,124
Stock-based compensation	—	—	419	—	30,050	—	30,469
Exercise of stock options	—	—	(451)	—	948	—	497
Common shares acquired from stock compensation plan activity	—	—	—	—	(21,095)	—	(21,095)
Common stock repurchase program	—	—	—	—	(222,130)	—	(222,130)
Balance at June 30, 2022	$283,979	$1,828	$6,148,853	$2,383,638	$(339,178)	$(481,332)	$7,997,788
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2023	2022
Operating Activities:
Net income	$455,972	$165,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	78,247	201,088
Deferred income tax expense (benefit)	434	(44,293)
Stock-based compensation	25,812	30,469
Depreciation and amortization of property and equipment and intangible assets	40,339	40,673
(Accretion) and amortization of interest-earning assets and borrowings	(10,924)	(25,429)
Amortization of low-income housing tax credit investments	36,295	26,449
Amortization of mortgage servicing assets	709	1,769
Reduction of right-of-use lease assets	15,340	39,865
Net (gain) on sale, net of write-downs, of foreclosed properties and repossessed assets	(799)	(418)
Loss on disposal of property and equipment	72	4,740
Loss on sale of investment securities	16,795	—
(Gain) on extinguishment of long-term debt	(698)	—
Originations of loans held for sale	(8,301)	(28,098)
Proceeds from sale of loans held for sale	8,660	32,833
Net (gain) on mortgage banking activities	(168)	(503)
Net (gain) on sale of loans not originated for sale	(745)	(3,173)
(Increase) in cash surrender value of life insurance policies	(13,021)	(14,976)
(Gain) from life insurance policies	(1,418)	(1,447)
Net decrease in derivative contract assets and liabilities	22,238	336,819
Net (increase) in accrued interest receivable and other assets	(132,297)	(57,705)
Net (decrease) in accrued expenses and other liabilities	(68,880)	(65,422)
Net cash provided by operating activities	463,662	638,805
Investing Activities:
Purchases of available-for-sale securities	(569,053)	(1,099,810)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	238,089	475,922
Proceeds from sale of available-for-sale securities	398,296	—
Purchases of held-to-maturity securities	(599,387)	(847,534)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	221,643	476,710
Net decrease (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	37,932	(107,086)
Alternative investments (capital calls), net of distributions	(8,724)	(7,184)
Net (increase) in loans	(2,316,751)	(2,815,067)
Proceeds from sale of loans not originated for sale	441,129	118,505
Proceeds from sale of foreclosed properties and repossessed assets	2,755	1,290
Additions to property and equipment	(19,661)	(9,895)
Proceeds from life insurance policies	—	11,576
Net cash paid for acquisition of interLINK	(157,646)	—
Net cash paid for acquisition of Bend	—	(54,407)
Net cash received in merger with Sterling	—	513,960
Net cash (used for) investing activities	(2,331,378)	(3,343,020)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2023	2022
Financing Activities:
Net increase (decrease) in deposits	4,683,761	(41,467)
Proceeds from Federal Home Loan Bank advances	15,450,000	5,150,000
Repayments of Federal Home Loan Bank advances	(16,600,181)	(2,650,187)
Net (decrease) increase in securities sold under agreements to repurchase and other borrowings	(908,250)	1,041,702
Repayment of long-term debt	(16,752)	—
Dividends paid to common stockholders	(140,040)	(107,469)
Dividends paid to preferred stockholders	(8,325)	(5,401)
Exercise of stock options	1,723	497
Common stock repurchase program	(58,000)	(222,130)
Common shares acquired related to stock compensation plan activity	(15,404)	(21,095)
Net cash provided by financing activities	2,388,532	3,144,450
Net increase in cash and cash equivalents	520,816	440,235
Cash and cash equivalents at beginning of period	839,943	461,570
Cash and cash equivalents at end of period	$1,360,759	$901,805

Supplemental disclosure of cash flow information:
Interest paid	$544,704	$49,544
Income taxes paid	140,692	66,064
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$2,958	$575
Transfer of loans and leases to loans held-for-sale	449,673	91,815
Merger with Sterling: (1)
Tangible assets acquired	17,607	26,919,975
Goodwill and other intangible assets	(25,561)	2,149,532
Liabilities assumed	(7,954)	24,403,343
Common stock issued	—	5,041,182
Preferred stock exchanged	—	138,942
Acquisition of Bend: (1)
Tangible assets acquired	294	15,731
Goodwill and other intangible assets	(294)	38,966
Liabilities assumed	—	290
Acquisition of interLINK:
Tangible assets acquired	6,417	—
Goodwill and other intangible assets	183,216	—
Liabilities assumed	15,948	—
Contingent consideration	16,039	—
(1)The non-cash merger and acquisition activities presented for 2023 reflect adjustments recorded within the one-year measurement period, which were identified as a result of extended information gathering and new information that arose from integration activities during the first quarter of 2023. Additional information regarding these amounts can be found within Note 2: Mergers and Acquisitions and Note 6: Goodwill and Other Intangible Assets.
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
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
Relevant Accounting Standards Issued But Not Yet Adopted
ASU No. 2023-02—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)
In March 2023, the FASB issued ASU No. 2023-02—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force), which permits reporting entities to elect to account for their tax equity investments, regardless of the program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method in accordance with paragraph 323-740-25-4 on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments.
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
The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The amendments generally must be applied on either a modified retrospective or retrospective basis with a cumulative-effect adjustment to retained earnings reflecting the difference between the previous method used to account for the tax equity investment and the application of the proportional amortization method since the investment was entered into. The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements as the Company's investments in tax credit structures are currently limited to LIHTC investments, which are already being accounted for using the proportional amortization method.

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
The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. For all entities except investment companies, the amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements and disclosures. The Company does not currently consider contractual restrictions on the sale of an equity security in measuring fair value.

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
The transaction has been accounted for as a business combination, and resulted in the addition of $31.4 million in net assets measured at fair value, which primarily comprised $36.0 million of broker dealer relationship intangible assets, $6.0 million of developed technology, a $4.0 million non-competition agreement intangible asset, and $15.9 million of royalty liabilities. The $143.2 million of goodwill recognized is deductible for tax purposes. The Company's valuations of the assets acquired and liabilities assumed in the interLINK acquisition were considered final as of June 30, 2023.
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

Merger-Related Expenses and Exit Activities
The following table summarizes total merger-related expenses, which were primarily incurred in connection with the merger with Sterling:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Compensation and benefits (1)	$6,675	$24,117	$17,787	$65,702
Occupancy (2)	495	30,999	1,230	31,355
Technology and equipment (3)	6,837	812	5,128	19,897
Professional and outside services (4)	18,939	3,824	38,948	48,281
Marketing	826	84	961	135
Other expense (5)	7,068	6,804	6,159	9,765
Total merger-related expenses	$40,840	$66,640	$70,213	$175,135
(1)Comprised primarily of severance and employee retention costs, and executive synergy stock awards.
(2)Comprised primarily of charges associated with the Company's corporate real estate consolidation plan in 2022.
(3)Comprised primarily of technology contract termination costs, and charges to support core conversion activities in 2023.
The amount for the six months ended June 30, 2023, includes a reduction of $4.8 million to a previously recorded technology-related contract termination charge during the three months ended March 31, 2023, due to a change in the expected use of certain services after core conversion.
(4)Comprised primarily of advisory, accounting, and other professional fees, and charges to support core conversion activities in 2023. The amount for the six months ended June 30, 2023, includes a reduction of $1.7 million to a previously recorded contract termination charge during the three months ended March 31, 2023, due to a decrease in volume usage.
(5)Comprised primarily of contract termination costs, disposals on property and equipment, and other miscellaneous expenses.
The following tables summarize the change in accrued expenses and other liabilities as it relates to severance and contract termination costs, which were primarily incurred in connection with the merger with Sterling:

	Three months ended June 30,
	2023			2022
(In thousands)	Severance	Contract Termination	Total	Severance	Contract Termination	Total
Balance, beginning of period	$5,961	$23,775	$29,736	$32,156	$17,704	$49,860
Additions charged to expense	1,988	—	1,988	7,808	—	7,808
Cash payments	(4,545)	—	(4,545)	(15,029)	—	(15,029)
Other	(235)	—	(235)	(421)	—	(421)
Balance, end of period	$3,169	$23,775	$26,944	$24,514	$17,704	$42,218

	Six months ended June 30,
	2023			2022
(In thousands)	Severance	Contract Termination	Total	Severance (1)	Contract Termination	Total
Balance, beginning of period	$7,583	$30,362	$37,945	$10,835	$—	$10,835
Additions charged to expense	8,184	—	8,184	34,779	17,704	52,483
Cash payments	(11,538)	—	(11,538)	(16,795)	—	(16,795)
Other	(1,060)	(6,587)	(7,647)	(4,305)	—	(4,305)
Balance, end of period	$3,169	$23,775	$26,944	$24,514	$17,704	$42,218
(1)Other reflects the release of $4.3 million from the Company's severance accrual, as the Company re-evaluated its strategic priorities as a combined organization in connection with the Sterling merger, which resulted in modifications to the Company's strategic initiatives that were previously announced in December 2020.

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	At June 30, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$407,555	$—	$(23,488)	$384,067
Government agency debentures	302,115	—	(41,014)	261,101
Municipal bonds and notes	1,678,826	5	(74,681)	1,604,150
Agency CMO	58,529	—	(5,169)	53,360
Agency MBS	2,476,218	9	(291,320)	2,184,907
Agency CMBS	2,041,431	44	(306,553)	1,734,922
CMBS	907,602	—	(31,483)	876,119
Corporate debt	712,726	—	(103,967)	608,759
Private label MBS	47,485	—	(4,435)	43,050
Other	9,817	—	(911)	8,906
Total available-for-sale securities	$8,642,304	$58	$(883,021)	$7,759,341

	At December 31, 2022
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$755,968	$—	$(38,928)	$717,040
Government agency debentures	302,018	—	(43,644)	258,374
Municipal bonds and notes	1,719,110	5	(85,913)	1,633,202
Agency CMO	64,984	—	(5,019)	59,965
Agency MBS	2,461,337	26	(303,339)	2,158,024
Agency CMBS	1,664,600	—	(258,114)	1,406,486
CMBS	929,588	—	(32,948)	896,640
CLO	2,108	—	(1)	2,107
Corporate debt	795,999	—	(91,587)	704,412
Private label MBS	48,895	—	(4,646)	44,249
Other	12,548	—	(350)	12,198
Total available-for-sale securities	$8,757,155	$31	$(864,489)	$7,892,697
(1)Accrued interest receivable on available-for-sale securities of $37.1 million and $36.9 million at June 30, 2023, and December 31, 2022, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	At June 30, 2023
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$—	$—	$384,067	$(23,488)	14	$384,067	$(23,488)
Government agency debentures	32,481	(2,376)	228,620	(38,638)	19	261,101	(41,014)
Municipal bonds and notes	30,722	(506)	1,554,918	(74,175)	420	1,585,640	(74,681)
Agency CMO	7,018	(349)	46,342	(4,820)	37	53,360	(5,169)
Agency MBS	197,989	(4,220)	1,986,029	(287,100)	465	2,184,018	(291,320)
Agency CMBS	345,784	(10,832)	1,347,550	(295,721)	142	1,693,334	(306,553)
CMBS	48,536	(1,439)	827,583	(30,044)	51	876,119	(31,483)
Corporate debt	8,805	(1,297)	599,954	(102,670)	92	608,759	(103,967)
Private label MBS	11,880	(1,153)	31,170	(3,282)	3	43,050	(4,435)
Other	4,789	(211)	4,117	(700)	2	8,906	(911)
Total	$688,004	$(22,383)	$7,010,350	$(860,638)	1,245	$7,698,354	$(883,021)

	At December 31, 2022
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$337,563	$(19,167)	$379,477	$(19,761)	23	$717,040	$(38,928)
Government agency debentures	258,374	(43,644)	—	—	19	258,374	(43,644)
Municipal bonds and notes	1,616,771	(85,913)	—	—	444	1,616,771	(85,913)
Agency CMO	55,693	(4,640)	4,272	(379)	39	59,965	(5,019)
Agency MBS	1,641,544	(206,412)	515,206	(96,927)	460	2,156,750	(303,339)
Agency CMBS	485,333	(68,674)	921,153	(189,440)	132	1,406,486	(258,114)
CMBS	273,150	(8,982)	598,490	(23,966)	52	871,640	(32,948)
CLO	—	—	2,107	(1)	1	2,107	(1)
Corporate debt	692,990	(89,692)	8,421	(1,895)	105	701,411	(91,587)
Private label MBS	44,249	(4,646)	—	—	3	44,249	(4,646)
Other	12,198	(350)	—	—	4	12,198	(350)
Total	$5,417,865	$(532,120)	$2,429,126	$(332,369)	1,282	$7,846,991	$(864,489)
The $18.5 million increase in gross unrealized losses from December 31, 2022, to June 30, 2023, is primarily due to higher market rates. The Company assesses each available-for-sale security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis is a result from a credit loss or other factors. At both June 30, 2023, and December 31, 2022, no ACL was recorded on available-for-sale securities as each of the securities in the Company's portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.
At June 30, 2023, based on current market conditions and the Company's current targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities with unrealized loss positions through the anticipated recovery period, and it is more-likely-than-not that the Company will not have to sell these available-for-sale securities before the recovery of the entire amortized cost basis. The issuers of these available-for-sale securities have not, to the Company’s knowledge, established any cause for default. Market prices are expected to approach par as the securities approach maturity.
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	At June 30, 2023
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$33,337	$33,164
After 1 year through 5 years	1,040,297	978,096
After 5 through 10 years	1,401,731	1,277,563
After 10 years	6,166,939	5,470,518
Total available-for-sale securities	$8,642,304	$7,759,341
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
During the three and six months ended June 30, 2023, the Company sold U.S. Treasury notes, Corporate debt securities, and Municipal bonds and notes classified as available-for-sale for proceeds of $2.9 million and $398.3 million, respectively, which resulted in gross realized losses of $48 thousand and $20.5 million, respectively. Because $3.8 million of the total loss recognized for the six months ended June 30, 2023, was attributed to a decline in credit quality, those portions of the charges have been included in the Provision for credit losses on the accompanying Condensed Consolidated Statements of Income. There were no sales of available-for-sale securities during the three and six months ended June 30, 2022.

Other Information
The following table summarizes the carrying value of available-for-sale securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At June 30, 2023	At December 31, 2022
Pledged for deposits	$2,251,240	$2,573,072
Pledged for borrowings and other	4,211,733	1,195,101
Total available-for-sale securities pledged	$6,462,973	$3,768,173
At June 30, 2023, the Company had callable available-for-sale securities with an aggregate carrying value of $2.6 billion.
Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	At June 30, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$25,791	$—	$(2,133)	$23,658	$—	$25,791
Agency MBS	2,541,384	524	(325,432)	2,216,476	—	2,541,384
Agency CMBS	3,353,205	—	(505,510)	2,847,695	—	3,353,205
Municipal bonds and notes	919,112	798	(36,263)	883,647	216	918,896
CMBS	104,508	—	(9,302)	95,206	—	104,508
Total held-to-maturity securities	$6,944,000	$1,322	$(878,640)	$6,066,682	$216	$6,943,784

	At December 31, 2022
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$28,358	$—	$(2,060)	$26,298	$—	$28,358
Agency MBS	2,626,114	827	(339,592)	2,287,349	—	2,626,114
Agency CMBS	2,831,949	845	(407,648)	2,425,146	—	2,831,949
Municipal bonds and notes	928,845	1,098	(47,183)	882,760	182	928,663
CMBS	149,613	—	(9,713)	139,900	—	149,613
Total held-to-maturity securities	$6,564,879	$2,770	$(806,196)	$5,761,453	$182	$6,564,697
(1)Accrued interest receivable on held-to-maturity securities of $24.5 million and $24.2 million at June 30, 2023, and December 31, 2022, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
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
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Balance, beginning of period	$282	$204	$182	$214
(Benefit) provision for credit losses	(66)	6	34	(4)
Balance, end of period	$216	$210	$216	$210
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	At June 30, 2023
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$4,341	$4,340
After 1 year through 5 years	55,954	56,141
After 5 through 10 years	344,666	326,276
After 10 years	6,539,039	5,679,925
Total held-to-maturity securities	$6,944,000	$6,066,682

Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by Standard & Poor's Rating Services, Moody's Investor Services, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade held-to-maturity securities at June 30, 2023, or December 31, 2022. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	June 30, 2023
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$25,791	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,541,384	—	—	—	—	—	—
Agency CMBS	—	3,353,205	—	—	—	—	—	—
Municipal bonds and notes	334,490	162,966	254,457	116,030	32,949	—	4,165	14,055
CMBS	104,508	—	—	—	—	—	—	—
Total held-to-maturity securities	$438,998	$6,083,346	$254,457	$116,030	$32,949	$—	$4,165	$14,055

	December 31, 2022
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$28,358	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,626,114	—	—	—	—	—	—
Agency CMBS	—	2,831,949	—	—	—	—	—	—
Municipal bonds and notes	336,035	163,312	255,235	116,870	38,177	4,165	—	15,051
CMBS	149,613	—	—	—	—	—	—	—
Total held-to-maturity securities	$485,648	$5,649,733	$255,235	$116,870	$38,177	$4,165	$—	$15,051
At June 30, 2023, and December 31, 2022, there were no held-to-maturity securities past due under the terms of their agreements nor in non-accrual status.
Other Information
The following table summarizes the carrying value of held-to-maturity securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At June 30, 2023	At December 31, 2022
Pledged for deposits	$1,259,307	$1,596,777
Pledged for borrowings and other	5,080,928	260,735
Total held-to-maturity securities pledged	$6,340,235	$1,857,512
At June 30, 2023, the Company had callable held-to-maturity securities with an aggregate carrying value of $0.9 billion.

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	At June 30, 2023	At December 31, 2022
Commercial non-mortgage	$17,255,036	$16,392,795
Asset-based	1,718,251	1,821,642
Commercial real estate	13,542,251	12,997,163
Multi-family	7,118,820	6,621,982
Equipment financing	1,535,564	1,628,393
Warehouse lending	708,560	641,976
Commercial portfolio	41,878,482	40,103,951
Residential	8,140,182	7,963,420
Home equity	1,552,850	1,633,107
Other consumer	54,534	63,948
Consumer portfolio	9,747,566	9,660,475
Loans and leases	$51,626,048	$49,764,426
The carrying amount of loans and leases at June 30, 2023, and December 31, 2022, includes net unamortized
(discounts)/premiums and net unamortized deferred (fees)/costs totaling $(49.8) million and $(68.7) million, respectively. Accrued interest receivable of $253.9 million and $226.3 million at June 30, 2023, and December 31, 2022, respectively, is excluded from the carrying amount of loans and leases and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. At June 30, 2023, the Company had pledged $16.7 billion of eligible loans as collateral to support borrowing capacity at the FHLB.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	At June 30, 2023
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$2,550	$24,664	$—	$95,332	$122,546	$17,132,490	$17,255,036
Asset-based	—	—	—	9,428	9,428	1,708,823	1,718,251
Commercial real estate	750	249	—	40,272	41,271	13,500,980	13,542,251
Multi-family	1,023	—	—	5,823	6,846	7,111,974	7,118,820
Equipment financing	3,459	1,368	28	11,353	16,208	1,519,356	1,535,564
Warehouse lending	—	—	—	—	—	708,560	708,560
Commercial portfolio	7,782	26,281	28	162,208	196,299	41,682,183	41,878,482
Residential	8,596	1,918	—	26,750	37,264	8,102,918	8,140,182
Home equity	3,305	2,926	—	26,213	32,444	1,520,406	1,552,850
Other consumer	406	104	1	72	583	53,951	54,534
Consumer portfolio	12,307	4,948	1	53,035	70,291	9,677,275	9,747,566
Total	$20,089	$31,229	$29	$215,243	$266,590	$51,359,458	$51,626,048
(1)At June 30, 2023, there were $22.6 million of commercial loans that had either reached their contractual maturity or experienced administrative delays. These loans are classified as current in the table above. In July 2023, $19.0 million were resolved.

	At December 31, 2022
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$8,434	$821	$645	$71,884	$81,784	$16,311,011	$16,392,795
Asset-based	5,921	—	—	20,024	25,945	1,795,697	1,821,642
Commercial real estate	1,494	23,492	68	39,057	64,111	12,933,052	12,997,163
Multi-family	1,157	—	—	636	1,793	6,620,189	6,621,982
Equipment financing	806	9,988	—	12,344	23,138	1,605,255	1,628,393
Warehouse lending	—	—	—	—	—	641,976	641,976
Commercial portfolio	17,812	34,301	713	143,945	196,771	39,907,180	40,103,951
Residential	8,246	3,083	—	25,424	36,753	7,926,667	7,963,420
Home equity	5,293	2,820	—	27,924	36,037	1,597,070	1,633,107
Other consumer	1,028	85	13	148	1,274	62,674	63,948
Consumer portfolio	14,567	5,988	13	53,496	74,064	9,586,411	9,660,475
Total	$32,379	$40,289	$726	$197,441	$270,835	$49,493,591	$49,764,426
The following table provides additional information on non-accrual loans and leases:

	At June 30, 2023		At December 31, 2022
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$95,332	$14,097	$71,884	$12,598
Asset-based	9,428	1,330	20,024	1,491
Commercial real estate	40,272	1,461	39,057	90
Multi-family	5,823	5,823	636	—
Equipment financing	11,353	2,532	12,344	2,240
Commercial portfolio	162,208	25,243	143,945	16,419
Residential	26,750	10,656	25,424	10,442
Home equity	26,213	13,868	27,924	15,193
Other consumer	72	4	148	5
Consumer portfolio	53,035	24,528	53,496	25,640
Total	$215,243	$49,771	$197,441	$42,059
Interest income on non-accrual loans and leases that would have been recognized had the loans and leases been current in accordance with their contractual terms totaled $6.9 million and $5.2 million for the three months ended June 30, 2023, and 2022, respectively, and $12.4 million and $8.6 million for the six months ended June 30, 2023, and 2022, respectively.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	At or for the three months ended June 30,
	2023			2022
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$554,750	$59,164	$613,914	$510,696	$58,675	$569,371
Provision (benefit)	38,824	(3,575)	35,249	12,041	(313)	11,728
Charge-offs	(21,945)	(1,085)	(23,030)	(18,757)	(896)	(19,653)
Recoveries	1,024	1,754	2,778	7,765	2,288	10,053
Balance, end of period	$572,653	$56,258	$628,911	$511,745	$59,754	$571,499

	At or for the six months ended June 30,
	2023			2022
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$533,125	$61,616	$594,741	$257,877	$43,310	$301,187
Adoption of ASU No. 2022-02	7,704	(1,831)	5,873	—	—	—
Initial allowance for PCD loans and leases (1)	—	—	—	78,376	9,669	88,045
Provision (benefit)	77,581	(4,511)	73,070	196,368	4,428	200,796
Charge-offs	(48,355)	(2,183)	(50,538)	(30,005)	(2,016)	(32,021)
Recoveries	2,598	3,167	5,765	9,129	4,363	13,492
Balance, end of period	$572,653	$56,258	$628,911	$511,745	$59,754	$571,499
Individually evaluated for credit losses	46,215	7,513	53,728	38,847	4,450	43,297
Collectively evaluated for credit losses	$526,438	$48,745	$575,183	$472,898	$55,304	$528,202
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

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At June 30, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$1,672,800	$4,814,327	$1,535,033	$814,981	$649,366	$1,081,197	$6,099,138	$16,666,842
Special mention	24,849	83,936	80,312	12,292	15,636	9,017	83,731	309,773
Substandard	23,672	60,311	15,390	32,278	45,315	36,438	65,017	278,421
Total commercial non-mortgage	1,721,321	4,958,574	1,630,735	859,551	710,317	1,126,652	6,247,886	17,255,036
Current period gross write-offs	324	329	535	511	178	3,675	—	5,552
Asset-based:
Risk rating:
Pass	10,964	8,284	—	1,565	9,427	56,838	1,487,079	1,574,157
Special mention	—	—	—	—	—	381	71,033	71,414
Substandard	—	—	—	—	1,330	—	71,350	72,680
Total asset-based	10,964	8,284	—	1,565	10,757	57,219	1,629,462	1,718,251
Current period gross write-offs	—	—	—	—	13,189	—	—	13,189
Commercial real estate:
Risk rating:
Pass	1,488,568	3,589,054	1,912,030	1,356,330	1,329,052	3,397,728	149,322	13,222,084
Special mention	656	2,496	27,071	31,689	23,739	58,074	1,408	145,133
Substandard	15,936	512	16,658	15,447	54,635	71,846	—	175,034
Total commercial real estate	1,505,160	3,592,062	1,955,759	1,403,466	1,407,426	3,527,648	150,730	13,542,251
Current period gross write-offs	—	—	2,574	3,813	1,059	21,094	—	28,540
Multi-family:
Risk rating:
Pass	992,039	1,911,526	1,003,245	449,847	607,503	2,077,167	1	7,041,328
Special mention	—	—	—	22,471	364	41,458	—	64,293
Substandard	—	—	—	373	—	12,826	—	13,199
Total multi-family	992,039	1,911,526	1,003,245	472,691	607,867	2,131,451	1	7,118,820
Current period gross write-offs	—	—	—	—	—	1,033	—	1,033
Equipment financing:
Risk rating:
Pass	201,925	348,890	284,909	253,271	243,348	124,924	—	1,457,267
Special mention	—	—	11,296	8,751	13,031	7,207	—	40,285
Substandard	—	3,290	5,466	12,452	4,721	12,083	—	38,012
Total equipment financing	201,925	352,180	301,671	274,474	261,100	144,214	—	1,535,564
Current period gross write-offs	—	—	—	—	—	41	—	41
Warehouse lending:
Risk rating:
Pass	—	—	—	—	—	—	708,560	708,560
Total warehouse lending	—	—	—	—	—	—	708,560	708,560
Current period gross write-offs	—	—	—	—	—	—	—	—
Total commercial portfolio	$4,431,409	$10,822,626	$4,891,410	$3,011,747	$2,997,467	$6,987,184	$8,736,639	$41,878,482
Current period gross write-offs	$324	$329	$3,109	$4,324	$14,426	$25,843	$—	$48,355

	At December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$5,154,781	$1,952,158	$965,975	$792,977	$593,460	$780,200	$5,670,532	$15,910,083
Special mention	104,277	15,598	21,168	263	14,370	7,770	40,142	203,588
Substandard	28,203	11,704	69,954	36,604	70,634	16,852	41,917	275,868
Doubtful	—	—	—	1	—	—	3,255	3,256
Total commercial non-mortgage	5,287,261	1,979,460	1,057,097	829,845	678,464	804,822	5,755,846	16,392,795
Asset-based:
Pass	19,659	3,901	9,424	14,413	5,163	55,553	1,551,250	1,659,363
Special mention	—	—	—	—	—	—	80,476	80,476
Substandard	—	—	—	1,491	—	—	80,312	81,803
Total asset-based	19,659	3,901	9,424	15,904	5,163	55,553	1,712,038	1,821,642
Commercial real estate:
Pass	3,420,635	2,246,672	1,556,185	1,605,869	1,058,730	2,681,052	97,832	12,666,975
Special mention	21,878	8,995	7,264	37,570	47,419	66,652	1,000	190,778
Substandard	519	2,459	216	31,163	47,021	57,997	—	139,375
Doubtful	—	—	—	1	—	34	—	35
Total commercial real estate	3,443,032	2,258,126	1,563,665	1,674,603	1,153,170	2,805,735	98,832	12,997,163
Multi-family:
Pass	1,992,980	1,057,705	507,065	694,066	444,564	1,748,337	51,655	6,496,372
Special mention	37,677	—	—	95	40,307	726	8,838	87,643
Substandard	—	—	382	—	12,681	24,904	—	37,967
Total multi-family	2,030,657	1,057,705	507,447	694,161	497,552	1,773,967	60,493	6,621,982
Equipment financing:
Pass	388,641	345,792	331,419	308,441	98,874	83,264	—	1,556,431
Special mention	—	185	—	11,965	6,775	25	—	18,950
Substandard	314	16,711	18,436	5,016	5,307	7,228	—	53,012
Total equipment financing	388,955	362,688	349,855	325,422	110,956	90,517	—	1,628,393
Warehouse lending:
Pass	—	—	—	—	—	—	641,976	641,976
Total warehouse lending	—	—	—	—	—	—	641,976	641,976
Total commercial portfolio	$11,169,564	$5,661,880	$3,487,488	$3,539,935	$2,445,305	$5,530,594	$8,269,185	$40,103,951

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At June 30, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$83,586	$711,811	$1,063,248	$438,330	$158,719	$967,612	$—	$3,423,306
740-799	215,262	834,914	843,118	331,838	101,576	697,162	—	3,023,870
670-739	75,016	334,227	302,307	87,497	56,903	366,022	—	1,221,972
580-669	6,654	49,107	52,155	14,510	5,893	124,153	—	252,472
579 and below	423	46,418	4,669	2,906	108,166	55,980	—	218,562
Total residential	380,941	1,976,477	2,265,497	875,081	431,257	2,210,929	—	8,140,182
Current period gross write-offs	—	—	2	—	—	273	—	275
Home equity:
Risk rating:
800+	13,079	27,754	35,706	26,457	7,471	61,655	414,584	586,706
740-799	13,347	24,237	30,998	16,481	6,992	38,169	374,503	504,727
670-739	10,007	16,092	15,479	5,914	3,724	30,021	248,766	330,003
580-669	943	2,931	2,872	1,246	1,200	11,552	71,317	92,061
579 and below	278	652	572	596	392	7,241	29,622	39,353
Total home equity	37,654	71,666	85,627	50,694	19,779	148,638	1,138,792	1,552,850
Current period gross write-offs	—	—	—	—	—	494	—	494
Other consumer:
Risk rating:
800+	386	516	260	402	622	180	22,092	24,458
740-799	704	715	2,354	1,011	1,515	581	4,443	11,323
670-739	377	640	430	1,447	2,403	362	8,350	14,009
580-669	57	178	132	280	566	91	1,221	2,525
579 and below	70	131	82	21	57	42	1,816	2,219
Total other consumer	1,594	2,180	3,258	3,161	5,163	1,256	37,922	54,534
Current period gross write-offs	750	7	3	176	232	246	—	1,414
Total consumer portfolio	$420,189	$2,050,323	$2,354,382	$928,936	$456,199	$2,360,823	$1,176,714	$9,747,566
Current period gross write-offs	$750	$7	$5	$176	$232	$1,013	$—	$2,183

	At December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$527,408	$954,568	$469,518	$160,596	$28,361	$997,409	$—	$3,137,860
740-799	963,026	946,339	311,295	111,913	43,684	689,771	—	3,066,028
670-739	381,515	350,671	103,999	62,365	18,451	384,687	—	1,301,688
580-669	40,959	49,648	14,484	5,836	2,357	138,107	—	251,391
579 and below	52,464	3,693	2,057	84,032	1,299	62,908	—	206,453
Total residential	1,965,372	2,304,919	901,353	424,742	94,152	2,272,882	—	7,963,420
Home equity:
800+	25,475	35,129	25,612	7,578	12,545	55,352	465,318	627,009
740-799	26,743	35,178	17,621	8,111	7,765	32,270	398,692	526,380
670-739	18,396	16,679	8,175	3,635	7,614	30,060	259,646	344,205
580-669	2,848	3,068	1,520	1,456	1,163	13,607	76,614	100,276
579 and below	426	386	651	661	563	4,736	27,814	35,237
Total home equity	73,888	90,440	53,579	21,441	29,650	136,025	1,228,084	1,633,107
Other consumer:
800+	495	218	544	1,045	247	56	19,196	21,801
740-799	888	2,624	1,959	2,494	941	364	12,218	21,488
670-739	977	603	2,480	4,238	1,041	118	6,107	15,564
580-669	211	117	337	801	173	54	2,223	3,916
579 and below	169	101	29	116	36	21	707	1,179
Total other consumer	2,740	3,663	5,349	8,694	2,438	613	40,451	63,948
Total consumer portfolio	$2,042,000	$2,399,022	$960,281	$454,877	$126,240	$2,409,520	$1,268,535	$9,660,475

Collateral Dependent Loans and Leases
A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected to be provided through the operation or sale of collateral. At June 30, 2023, and December 31, 2022, the carrying amount of collateral dependent commercial loans and leases totaled $31.9 million and $43.8 million, respectively, and the carrying amount of collateral dependent consumer loans totaled $39.2 million and $45.2 million, respectively. Commercial non-mortgage, asset-based, and equipment financing loans and leases are generally secured by machinery and equipment, inventory, receivables, or other non-real estate assets, whereas commercial real estate, multi-family, residential, home equity, and other consumer loans are secured by real estate. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell. At June 30, 2023, and December 31, 2022, the collateral value associated with collateral dependent loans and leases totaled $91.8 million and $108.0 million, respectively.
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

The following table summarizes the amortized cost basis at June 30, 2023, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	For the three months ended June 30, 2023
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$13,025	$9,548	$336	$11,520	$34,429	0.2%
Commercial real estate	—	11,522	171	—	—	11,693	0.1
Equipment financing	—	—	1,408	—	—	1,408	0.1
Residential	—	1,159	1,606	—	—	2,765	—
Home equity	64	52	—	145	—	261	—
Total (1)	$64	$25,758	$12,733	$481	$11,520	$50,556	0.1%

	For the six months ended June 30, 2023
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$39,502	$9,548	$336	$11,520	$60,906	0.4%
Commercial real estate	—	14,762	171	—	—	14,933	0.1
Equipment financing	—	—	1,408	—	—	1,408	0.1
Residential	—	1,159	1,606	—	—	2,765	—
Home equity	64	108	—	209	—	381	—
Total (1)	$64	$55,531	$12,733	$545	$11,520	$80,393	0.2%
(1)The total amortized cost excludes accrued interest receivable of $0.2 million for each reporting period.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended June 30, 2023
Financial Effect
Interest Rate Reduction:
Home equity	Reduced weighted average interest rate by 0.5%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.8 years
Commercial real estate	Extended term by a weighted average of 1.0 year
Residential	Extended term by a weighted average of 1.4 years
Home equity	Extended term by a weighted average of 14.4 years
Payment Delay:
Commercial non-mortgage	Provided partial payment deferrals for a weighted average of 0.5 years
Commercial real estate	Provided payment deferrals for a weighted average of 0.3 years to be received at contractual maturity
Equipment financing	Provided partial payment deferrals for a weighted average of 0.5 years
Residential	Provided payment deferrals for a weighted average of 1.0 year
Combination Term Extension and Interest Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 3.7 years and reduced weighted average interest rate by 1.3%
Home equity	Extended term by a weighted average of 16.0 years and reduced weighted average interest rate by 1.4%
Combination Term Extension and Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 1.0 year and provided payment deferrals for a weighted average of 1.3 years

For the six months ended June 30, 2023
Financial Effect
Interest Rate Reduction:
Home equity	Reduced weighted average interest rate by 0.5%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.9 years
Commercial real estate	Extended term by a weighted average of 1.3 years
Residential	Extended term by a weighted average of 1.4 years
Home equity	Extended term by a weighted average of 11.5 years
Payment Delay:
Commercial non-mortgage	Provided partial payment deferrals for a weighted average of 0.5 years
Commercial real estate	Provided payment deferrals for a weighted average of 0.3 years to be received at contractual maturity
Equipment financing	Provided partial payment deferrals for a weighted average of 0.5 years
Residential	Provided payment deferrals for a weighted average of 1.0 year
Combination Term Extension and Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 3.7 years and reduced weighted average interest rate by 1.3%
Home equity	Extended term by a weighted average of 12.7 years and reduced weighted average interest rate by 1.4%
Combination Term Extension and Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 1.0 year and provided payment deferrals for a weighted average of 1.3 years
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table summarizes the aging of loans that have been modified in the six months ended June 30, 2023:

	At June 30, 2023
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$25,006	$—	$—	$—	$35,900	$60,906
Commercial real estate	14,762	171	—	—	—	14,933
Equipment financing	1,408	—	—	—	—	1,408
Residential	—	—	—	—	2,765	2,765
Home equity	116	—	—	—	265	381
Total	$41,292	$171	$—	$—	$38,930	$80,393
There were no loans made to borrowers experiencing financial difficulty that were modified during the three or six months ended June 30, 2023, and that subsequently defaulted. For the purposes of this disclosure, a payment default is defined as 90 or more days past due and still accruing. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms. Commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified were not significant.
Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
The following table summarizes information related to TDRs:

(In thousands)	At December 31, 2022
Accrual status	$110,868
Non-accrual status	83,954
Total TDRs	$194,822

Additional funds committed to borrowers in TDR status	$1,724
Specific reserves for TDRs included in the ACL on loans and leases:
Commercial portfolio	$14,578
Consumer portfolio	3,559

The following table summarizes loans and leases modified as TDRs by class and modification type during the three and six months ended June 30, 2022:

	Three months ended June 30, 2022		Six months ended June 30, 2022
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
Commercial non-mortgage
Term extension	—	$—	2	$97
Combination - Term extension and interest rate reduction	3	351	5	443
Other (2)	1	22,964	1	22,964
Equipment financing
Other (2)	1	1,157	1	1,157
Residential
Extended maturity	1	893	1	893
Other (2)	2	308	6	2,762
Home equity
Adjusted interest rate	1	74	1	74
Combination - Term extension and interest rate reduction	7	680	11	724
Other (2)	9	399	24	1,333
Total TDRs	25	$26,826	52	$30,447
(1)Post-modification balances approximated pre-modification balances. The aggregate amount of charge-offs due to restructurings was not significant.
(2)Other included covenant modifications, forbearance, discharges under Chapter 7 bankruptcy, or other concessions.
The portion of TDRs deemed to be uncollectible and charged-off totaled $1.0 million for the commercial portfolio and $0.1 million for the consumer portfolio for the three months ended June 30, 2022, and $10.0 million for the commercial portfolio and $0.1 million for the consumer portfolio for the six months ended June 30, 2022. There were no significant loans and leases modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2022.

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
The following table summarizes information related to mortgage banking activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Net gain on sale	$91	$106	$168	$503
Origination fees	34	37	45	172
Fair value adjustment	4	(41)	(25)	(145)
Mortgage banking activities	$129	$102	$188	$530

Proceeds from sale	$4,828	$6,080	$8,660	$32,833
Loans sold with servicing rights retained	4,119	4,954	5,348	30,317
Under certain circumstances, the Company may decide to sell loans that were not originated or otherwise acquired with the intent to sell. During the three months ended June 30, 2023, and 2022, the Company sold commercial loans not originated for sale for proceeds of $334.4 million and $67.4 million, respectively, which resulted in net gains on sale of $0.6 million and $1.4 million, respectively. During the six months ended June 30, 2023, and 2022, the Company sold commercial loans not originated for sale for proceeds of $441.1 million and $118.5 million, respectively, which resulted in net gains on sale of $0.7 million and $3.2 million, respectively.
In addition, the Company may retain servicing rights on its residential mortgage loans sold in the normal course of business. At June 30, 2023, and December 31, 2022, the aggregate principal balance of residential mortgage loans serviced for others totaled $1.9 billion and $2.0 billion, respectively. Mortgage servicing rights are held at the lower of cost, net of accumulated amortization, or fair market value, and are included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company assesses mortgage servicing rights for impairment each quarter and establishes or adjusts the valuation allowance to the extent that amortized cost exceeds the estimated fair market value.
The following table presents the change in the carrying amount for mortgage servicing rights:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Balance, beginning of period	$9,189	$9,735	$9,515	$9,237
Acquired from Sterling	—	—	—	859
Additions	37	56	52	265
Amortization	(368)	(1,199)	(709)	(1,769)
Balance, end of period	$8,858	$8,592	$8,858	$8,592
Loan servicing fees, net of mortgage servicing rights amortization, were $1.3 million and $0.5 million for the three months ended June 30, 2023, and 2022, respectively, and $2.6 million and $1.6 million for the six months ended June 30, 2023, and 2022, respectively, and are included in Loan and lease related fees on the accompanying Condensed Consolidated Statements of Income. Information regarding the fair value of loans held for sale and mortgage servicing rights can be found within Note 14: Fair Value Measurements.

Note 6: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	At June 30, 2023	At December 31, 2022
Balance, beginning of period	$2,514,104	$538,373
interLINK acquisition	143,216	—
Sterling merger (1)	(25,561)	1,939,765
Bend acquisition (1)	(294)	35,966
Balance, end of period	$2,631,465	$2,514,104
(1)The 2023 changes reflect adjustments recorded within the one-year measurement period, which were identified in the first quarter as a result of extended information gathering and new information that arose from integration activities. The allocation of the purchase price and goodwill calculations for both the Sterling merger and Bend acquisition were final as of March 31, 2023.
Information regarding goodwill by reportable segment can be found within Note 16: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	At June 30, 2023			At December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$146,037	$45,623	$100,414	$146,037	$36,710	$109,327
Customer relationships (1)	151,000	34,362	116,638	115,000	24,985	90,015
Non-competition agreement (1)	4,000	400	3,600	—	—	—
Total other intangible assets	$301,037	$80,385	$220,652	$261,037	$61,695	$199,342
(1)The increase in the gross carrying amount is attributed to the acquisition of interLINK in the first quarter of 2023, in which the Company identified and recorded a $36.0 million intangible asset for broker dealer relationships, which is being amortized on an accelerated basis over an estimated useful life of 10 years, and a $4.0 million non-competition agreement, which is being amortized on a straight-line basis over an estimated useful life of 5 years.
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	At June 30, 2023
Remainder of 2023	$17,517
2024	29,618
2025	25,956
2026	25,565
2027	25,565
Thereafter	96,431

Note 7: Deposits
The following table summarizes deposits by type:

(In thousands)	At June 30, 2023	At December 31, 2022
Non-interest-bearing:
Demand	$11,157,390	$12,974,975
Interest-bearing:
Health savings accounts	8,206,844	7,944,892
Checking	8,775,975	9,237,529
Money market	16,189,678	11,062,652
Savings	7,131,587	8,673,343
Time deposits	7,286,058	4,160,949
Total interest-bearing	$47,590,142	$41,079,365
Total deposits	$58,747,532	$54,054,340

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$3,234,854	$1,964,873
Aggregate amount of time deposit accounts that exceeded the FDIC limit	3,553,953	1,894,950
Demand deposit overdrafts reclassified as loan balances	9,312	8,721
(1)Excludes $4.3 billion of money market sweep deposits received through interLINK at June 30, 2023.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	At June 30, 2023
Remainder of 2023	$4,189,693
2024	2,859,064
2025	134,973
2026	53,889
2027	35,600
Thereafter	12,839
Total time deposits	$7,286,058
Note 8: Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At June 30, 2023		At December 31, 2022
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$243,580	0.11%	$282,005	0.11%
Federal funds purchased	—	—	869,825	4.44
Securities sold under agreements to repurchase and other borrowings	$243,580	0.11%	$1,151,830	3.38%
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

The following table summarizes information for FHLB advances:

	At June 30, 2023		At December 31, 2022
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$4,300,180	5.26%	$5,450,187	4.40%
After 1 but within 2 years	—	—	—	—
After 2 but within 3 years	—	—	—	—
After 3 but within 4 years	—	—	—	—
After 4 but within 5 years	478	1.35	252	—
After 5 years	9,713	2.07	10,113	2.09
Total FHLB advances	$4,310,371	5.26%	$5,460,552	4.39%

Aggregate carrying value of assets pledged as collateral	$21,308,244		$13,692,379
Remaining borrowing capacity at FHLB	11,559,717		4,291,326
The Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential and commercial real estate loans, home equity lines of credit, CMBS, Agency MBS, Agency CMO, U.S. Treasury notes, and MBS. The Bank was in compliance with its FHLB collateral requirements at both June 30, 2023, and December 31, 2022.
The following table summarizes long-term debt:

(Dollars in thousands)		At June 30, 2023	At December 31, 2022
4.375%	Senior fixed-rate notes due February 15, 2024 (2)	$132,550	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (3)	330,781	333,458
4.000%	Subordinated fixed-to-floating rate notes due December 30, 2029	274,000	274,000
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	225,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (4)		77,320	77,320
Total senior and subordinated debt		1,039,651	1,059,778
Discount on senior fixed-rate notes		(647)	(756)
Debt issuance cost on senior fixed-rate notes		(1,612)	(1,824)
Premium on subordinated fixed-to-floating rate notes		14,866	15,930
Long-term debt (1)		$1,052,258	$1,073,128
(1)The classification of debt as long-term is based on the initial terms of greater than one year as of the date of issuance.
(2)During the three months ended June 30, 2023, the Company repurchased and retired $17.5 million of these senior notes at 96 cents on the dollar. The resulting $0.7 million gain recognized on extinguishment was recorded in Other income on the accompanying Condensed Consolidated Statements of Income.
(3)The Company de-designated its fair value hedging relationship on these senior notes in 2020. A basis adjustment of $30.8 million and $33.5 million at June 30, 2023, and December 31, 2022, respectively, is included in the carrying value and is being amortized over the remaining life of the senior notes.
(4)The interest rate on the Webster Statutory Trust I floating-rate notes at June 30, 2023, and December 31, 2022, was calculated based on 3-month LIBOR plus 2.95%, which yielded 8.46% and 7.69% respectively.

Note 9: Accumulated Other Comprehensive (Loss) Income, Net of Tax
The following tables summarize the changes in each component of accumulated other comprehensive (loss) income, net of tax:

	Three months ended June 30, 2023				Six months ended June 30, 2023
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(559,542)	$12,500	$(40,978)	$(588,020)	$(631,160)	$(8,874)	$(44,926)	$(684,960)
Other comprehensive (loss) income before reclassifications	(85,072)	(48,123)	—	(133,195)	(28,437)	(27,341)	3,553	(52,225)
Amounts reclassified from accumulated other comprehensive (loss) income	35	600	1,757	2,392	15,018	1,192	2,152	18,362
Other comprehensive (loss) income, net of tax	(85,037)	(47,523)	1,757	(130,803)	(13,419)	(26,149)	5,705	(33,863)
Balance, end of period	$(644,579)	$(35,023)	$(39,221)	$(718,823)	$(644,579)	$(35,023)	$(39,221)	$(718,823)

	Three months ended June 30, 2022				Six months ended June 30, 2022
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(240,343)	$(1,774)	$(33,606)	$(275,723)	$4,536	$6,070	$(33,186)	$(22,580)
Other comprehensive (loss) before reclassifications	(205,273)	(1,070)	(328)	(206,671)	(450,152)	(9,683)	(1,047)	(460,882)
Amounts reclassified from accumulated other comprehensive (loss) income	—	762	300	1,062	—	1,531	599	2,130
Other comprehensive (loss), net of tax	(205,273)	(308)	(28)	(205,609)	(450,152)	(8,152)	(448)	(458,752)
Balance, end of period	$(445,616)	$(2,082)	$(33,634)	$(481,332)	$(445,616)	$(2,082)	$(33,634)	$(481,332)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss) income:

Accumulated Other Comprehensive (Loss) Income Components	Three months ended		Six months ended		Associated Line Item on the Condensed Consolidated Statements of Income
	June 30,		June 30,
	2023	2022	2023	2022
(In thousands)
Investment securities available-for-sale:
Net holding (losses)	$(48)	$—	$(20,531)	$—	(Loss) on sale of investment securities
Tax benefit	13	—	5,513	—	Income tax expense
Net of tax	$(35)	$—	$(15,018)	$—
Derivative instruments:
Hedge terminations	$(99)	$(76)	$(175)	$(153)	Interest expense
Premium amortization	(724)	(969)	(1,460)	(1,947)	Interest income
Tax benefit	223	283	443	569	Income tax expense
Net of tax	$(600)	$(762)	$(1,192)	$(1,531)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(2,410)	$(411)	$(2,952)	$(822)	Other expense
Tax benefit	653	111	800	223	Income tax expense
Net of tax	$(1,757)	$(300)	$(2,152)	$(599)

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
At June 30, 2023, and December 31, 2022, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
The following tables provides information on the capital ratios for the Holding Company and the Bank:

	At June 30, 2023
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$5,923,265	10.65%	$2,502,484	4.5%	$3,614,699	6.5%
Total risk-based capital	7,368,290	13.25	4,448,860	8.0	5,561,075	10.0
Tier 1 risk-based capital	6,207,244	11.16	3,336,645	6.0	4,448,860	8.0
Tier 1 leverage capital	6,207,244	8.36	2,969,294	4.0	3,711,617	5.0
Webster Bank
CET1 risk-based capital	$6,780,817	12.21%	$2,498,477	4.5%	$3,608,911	6.5%
Total risk-based capital	7,350,677	13.24	4,441,736	8.0	5,552,170	10.0
Tier 1 risk-based capital	6,780,817	12.21	3,331,302	6.0	4,441,736	8.0
Tier 1 leverage capital	6,780,817	9.14	2,967,209	4.0	3,709,012	5.0

	At December 31, 2022
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$5,822,369	10.71%	$2,446,344	4.5%	$3,533,608	6.5%
Total risk-based capital	7,203,029	13.25	4,349,056	8.0	5,436,320	10.0
Tier 1 risk-based capital	6,106,348	11.23	3,261,792	6.0	4,349,056	8.0
Tier 1 leverage capital	6,106,348	8.95	2,730,212	4.0	3,412,765	5.0
Webster Bank
CET1 risk-based capital	$6,661,504	12.28%	$2,442,058	4.5%	$3,527,417	6.5%
Total risk-based capital	7,165,935	13.20	4,341,437	8.0	5,426,796	10.0
Tier 1 risk-based capital	6,661,504	12.28	3,256,078	6.0	4,341,437	8.0
Tier 1 leverage capital	6,661,504	9.77	2,727,476	4.0	3,409,345	5.0
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

Dividend Restrictions
The Holding Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed net income for that year combined with undistributed net income for the preceding two years. The Bank paid the Holding Company $100.0 million and $250.0 million in dividends during the three and six months ended June 30, 2023, respectively, and $125.0 million in dividends during the three and six months ended June 30, 2022, for which no express approval from the OCC was required.
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
The following table summarizes the Company's LIHTC investments and related unfunded commitments:

(In thousands)	June 30, 2023	December 31, 2022
Gross investment in LIHTC investments	$868,459	$797,453
Accumulated amortization	(105,719)	(69,424)
Net investment in LIHTC investments	$762,740	$728,029

Unfunded commitments for LIHTC investments	$366,869	$335,959

The aggregate carrying value of the Company's LIHTC investments is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and represents the Company's maximum exposure to loss. The related unfunded commitments are included in Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. There were $68.2 million and $76.7 million of net commitments approved to fund LIHTC investments during the six months ended June 30, 2023, and 2022, respectively.
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
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the underlying equity is distributed as the investment is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company's other non-marketable investments was $170.1 million and $144.9 million at June 30, 2023, and December 31, 2022, respectively, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $293.9 million and $243.9 million, respectively. Additional information regarding the fair value of other non-marketable investments can be found within
Note 14: Fair Value Measurements.
Note 12: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income	$234,968	$182,311	$455,972	$165,564
Less: Preferred stock dividends	4,162	4,163	8,325	7,594
Net income available to common stockholders	230,806	178,148	447,647	157,970
Less: Earnings allocated to participating securities	2,235	1,718	4,073	1,456
Earnings applicable to common stockholders	$228,571	$176,430	$443,574	$156,514

Weighted-average common shares outstanding - basic	172,739	175,845	172,752	161,698
Add: Effect of dilutive stock options and restricted stock	64	50	87	87
Weighted-average common shares outstanding - diluted	172,803	175,895	172,839	161,785

Basic earnings per common share	$1.32	$1.00	$2.57	$0.97
Diluted earnings per common share	1.32	1.00	2.57	0.97
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
Potential common shares from performance-based restricted stock that were not included in the computation of dilutive earnings per common share because they were anti-dilutive under the treasury stock method were 263,674 and 174,840 for the three and six months ended June 30, 2023, respectively, and 379,308 and 298,617 for the three and six months ended
June 30, 2022, respectively.

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
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	At June 30, 2023
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,000,000	$453	$4,750,000	$46,087
Not designated as hedging instruments:
Interest rate derivatives (1)	7,322,980	375,350	7,329,236	387,261
Mortgage banking derivatives (2)	798	5	—	—
Other (3)	230,315	153	683,669	348
Total not designated as hedging instruments	7,554,093	375,508	8,012,905	387,609
Gross derivative instruments, before netting	$8,554,093	375,961	$12,762,905	433,696
Less: Master netting agreements		52,273		52,273
Cash collateral		311,774		—
Total derivative instruments, after netting		$11,914		$381,423

	At December 31, 2022
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,350,000	$1,515	$1,750,000	$9,632
Not designated as hedging instruments:
Interest rate derivatives (1)	7,024,507	221,225	7,022,844	403,952
Mortgage banking derivatives (2)	3,283	32	—	—
Other (3)	161,934	134	606,478	915
Total not designated as hedging instruments	7,189,724	221,391	7,629,322	404,867
Gross derivative instruments, before netting	$8,539,724	222,906	$9,379,322	414,499
Less: Master netting agreements		16,129		16,129
Cash collateral		184,095		—
Total derivative instruments, after netting		$22,682		$398,370
(1)Balances related to clearing houses are presented as a single unit of account. In accordance with their rule books, clearing houses legally characterize variation margin payments as settlement of derivatives rather than collateral against derivative positions. At June 30, 2023, and December 31, 2022, notional amounts of interest rate swaps cleared through clearing houses include $0.6 billion and $2.7 billion for asset derivatives, respectively, and $0.1 billion and zero for liability derivatives, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $4.1 million and $2.4 million at June 30, 2023, and December 31, 2022, respectively.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $201.7 million and $125.6 million for asset derivatives and $648.2 million and $559.2 million for liability derivatives at June 30, 2023, and December 31, 2022, respectively, which have insignificant related fair values.

The following tables present fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At June 30, 2023
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$370,140	$52,273	$311,774	$6,093	$6,112
Liability derivatives	52,273	52,273	—	—	3,386

	At December 31, 2022
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$217,246	$16,129	$184,095	$17,022	$17,392
Liability derivatives	16,129	16,129	—	—	1,545
Derivative Activity
The following table summarizes the income statement effect of derivatives designated as hedging instruments:

	Recognized In	Three months ended June 30,		Six months ended June 30,
(In thousands)	Net Interest Income	2023	2022	2023	2022
Fair value hedges:
Interest rate derivatives	Deposits interest expense	$10,928	$—	$693	$—
Hedged item	Deposits interest expense	(10,152)	—	275	—
Net recognized on fair value hedges		$(776)	$—	$(968)	$—
Cash flow hedges:
Interest rate derivatives	Long-term debt interest expense	$99	$77	$175	$153
Interest rate derivatives	Interest and fees on loans and leases	(724)	1,244	(1,460)	3,803
Net recognized on cash flow hedges		$(823)	$1,167	$(1,635)	$3,650
The following table summarizes information related to fair value hedging adjustments:

Condensed Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
(In thousands)	At June 30, 2023	At December 31, 2022	At June 30, 2023	At December 31, 2022
Deposits	$400,275	$—	$275	$—
Long-term debt (1)	330,781	333,458	30,781	33,458
(1)The Company de-designated its fair value hedging relationship on its long-term debt in 2020. The basis adjustment included in the carrying amount is being amortized into interest expense over the remaining life of the long-term debt.
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Three months ended June 30,		Six months ended June 30,
(In thousands)	Non-interest Income	2023	2022	2023	2022
Interest rate derivatives	Other income	$(194)	$12,814	$(3,881)	$19,259
Mortgage banking derivatives	Mortgage banking activities	(12)	(29)	(28)	(78)
Other	Other income	(921)	1,027	(1,656)	1,424
Total not designated as hedging instruments		$(1,127)	$13,812	$(5,565)	$20,605
Time-value premiums, which are amortized on a straight-line basis, are excluded from the assessment of hedge effectiveness for purchased options designated as cash flow hedges. At June 30, 2023, the remaining unamortized balance of time-value premiums was $1.4 million. Over the next twelve months, an estimated decrease to interest income of $34.4 million will be reclassified from AOCI relating to cash flow hedge gain/loss, and an estimated increase to interest expense of $0.2 million will be reclassified from AOCI relating to cash flow hedge terminations. At June 30, 2023, the remaining unamortized loss on terminated cash flow hedges was $0.2 million. The maximum length of time over which forecasted transactions are hedged is 4.7 years. Additional information regarding cash flow hedge activity impacting AOCI and the related amounts reclassified to net income can be found within Note 9: Accumulated Other Comprehensive (Loss) Income, Net of Tax.

Derivative Exposure. At June 30, 2023, the Company had $4.6 million in initial margin collateral posted at clearing houses. In addition, $315.2 million of cash collateral received is included in Cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to derivatives with the Bank's customers was $5.8 million at June 30, 2023. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to derivatives with the Bank's customers totaled $101.8 million at June 30, 2023. The Company has incorporated a valuation adjustment to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $6.6 million and $8.4 million at June 30, 2023, and December 31, 2022, respectively. Various factors impact changes in the valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.
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
The following table compares the fair value to the unpaid principal balance of originated loans held for sale:

	At June 30, 2023			At December 31, 2022
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$1,800	$1,322	$478	$1,991	$1,631	$360
Rabbi Trust Investments. Investments held in each of the Company's Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. The Company has elected to measure the Rabbi Trusts' investments at fair value. Accordingly, the Rabbi Trusts' investments are classified within Level 1 of the fair value hierarchy. At June 30, 2023, and December 31, 2022, the total cost basis of the investments held in the Rabbi Trusts was $10.2 million and $10.0 million, respectively.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At June 30, 2023, and December 31, 2022, equity investments with a readily determinable fair value had a total carrying amount of $0.6 million and $0.4 million, respectively, with no remaining unfunded commitment. During the three and six months ended June 30, 2023, there were total write-ups in fair value of $0.1 million and $0.2 million, respectively, associated with these alternative investments.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company's alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At June 30, 2023, and December 31, 2022, these alternative investments had a total carrying amount of $28.5 million and $89.2 million, respectively, and a remaining unfunded commitment of $27.0 million and $82.7 million, respectively.
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
The following table summarizes the unobservable inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities at June 30, 2023 (dollars in thousands):

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
The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
U.S. Treasury notes	$384,067	$—	$—	$384,067
Government agency debentures	—	261,101	—	261,101
Municipal bonds and notes	—	1,604,150	—	1,604,150
Agency CMO	—	53,360	—	53,360
Agency MBS	—	2,184,907	—	2,184,907
Agency CMBS	—	1,734,922	—	1,734,922
CMBS	—	876,119	—	876,119
Corporate debt	—	608,759	—	608,759
Private label MBS	—	43,050	—	43,050
Other	—	8,906	—	8,906
Total available-for-sale securities	384,067	7,375,274	—	7,759,341
Gross derivative instruments, before netting (1)	67	375,894	—	375,961
Originated loans held for sale	—	1,800	—	1,800
Investments held in Rabbi Trusts	12,347	—	—	12,347
Alternative investments (2)	567	—	—	29,023
Total financial assets	$397,048	$7,752,968	$—	$8,178,472
Financial Liabilities:
Gross derivative instruments, before netting (1)	$262	$433,434	$—	$433,696
Contingent consideration	—	—	16,039	16,039
Total financial liabilities	$262	$433,434	$16,039	$449,735

	At December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
U.S. Treasury notes	$717,040	$—	$—	$717,040
Government agency debentures	—	258,374	—	258,374
Municipal bonds and notes	—	1,633,202	—	1,633,202
Agency CMO	—	59,965	—	59,965
Agency MBS	—	2,158,024	—	2,158,024
Agency CMBS	—	1,406,486	—	1,406,486
CMBS	—	896,640	—	896,640
CLO	—	2,107	—	2,107
Corporate debt	—	704,412	—	704,412
Private label MBS	—	44,249	—	44,249
Other	—	12,198	—	12,198
Total available-for-sale securities	717,040	7,175,657	—	7,892,697
Gross derivative instruments, before netting (1)	79	222,827	—	222,906
Originated loans held for sale	—	1,991	—	1,991
Investments held in Rabbi Trusts	12,103	—	—	12,103
Alternative investments (2)	430	—	—	89,678
Total financial assets	$729,652	$7,400,475	$—	$8,219,375
Financial Liabilities:
Gross derivative instruments, before netting (1)	$843	$413,656	$—	$414,499
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
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At June 30, 2023, and December 31, 2022, the carrying amount of these alternative investments was $48.4 million and $42.8 million, respectively, of which $1.9 million and $5.9 million, respectively, were considered to be measured at fair value. During the three and six months ended June 30, 2023, there were $0.3 million in total write-ups due to observable price changes, and zero write-downs due to impairment.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At June 30, 2023, and December 31, 2022, there were $9.2 million and zero loans that were transferred to held for sale on the Condensed Consolidated Balance Sheet.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At June 30, 2023, and December 31, 2022, the total book value of OREO and repossessed assets was $3.3 million and $2.3 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that were in process of foreclosure at June 30, 2023, was $21.5 million.
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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing rights:

	At June 30, 2023		At December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$1,360,759	$1,360,759	$839,943	$839,943
Level 2
Held-to-maturity investment securities	6,943,784	6,066,682	6,564,697	5,761,453
Level 3
Loans and leases, net	50,997,137	49,027,570	49,169,685	47,604,463
Mortgage servicing assets	8,858	25,520	9,515	27,043
Liabilities:
Level 2
Deposit liabilities	$51,461,474	$51,461,474	$49,893,391	$49,893,391
Time deposits	7,286,058	7,189,837	4,160,949	4,091,979
Securities sold under agreements to repurchase and other borrowings	243,580	243,548	1,151,830	1,151,797
FHLB advances	4,310,371	4,310,259	5,460,552	5,459,218
Long-term debt (1)	1,052,258	971,751	1,073,128	1,001,779
(1)Any unamortized premiums/discounts, debt issuance costs, or basis adjustments to long-term debt, as applicable, are excluded from the determination of fair value.

Note 15: Retirement Benefit Plans
Defined Benefit Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost (income):

	Three months ended June 30,
	2023			2022
(In thousands)	Pension	SERP	OPEB	Pension	SERP	OPEB
Service cost	$—	$—	$7	$—	$—	$9
Interest cost	2,211	47	263	1,380	17	213
Expected return on plan assets	(2,699)	—	—	(3,668)	—	—
Amortization of actuarial loss (gain)	1,216	2	(677)	423	6	(19)
Net periodic benefit cost (income)	$728	$49	$(407)	$(1,865)	$23	$203

	Six months ended June 30,
	2023			2022
(In thousands)	Pension	SERP	OPEB	Pension	SERP	OPEB
Service cost	$—	$—	$14	$—	$—	$15
Interest cost	4,422	114	643	2,757	32	357
Expected return on plan assets	(5,398)	—	—	(7,337)	—	—
Amortization of actuarial loss (gain)	2,432	3	(1,352)	845	13	(37)
Net periodic benefit cost (income)	$1,456	$117	$(695)	$(3,735)	$45	$335
The components of net periodic benefit cost (income) are included in Other expense on the accompanying Condensed Consolidated Statements of Income. The weighted-average expected long-term rate of return on plan assets for the three and six months ended June 30, 2023, was 5.50%, as determined at the beginning of the year.
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
In connection with the acquisition of interLINK on January 11, 2023, the $143.2 million of goodwill recorded was allocated entirely to Commercial Banking. In addition, as previously discussed in Note 2: Mergers and Acquisitions and
Note 6: Goodwill and Other Intangible Assets, the allocation of the purchase price for both the Sterling merger and Bend acquisition was final as of March 31, 2023. As a result, of the total $1.9 billion in goodwill recorded in connection with the Sterling merger, $1.7 billion and $0.2 billion was allocated to Commercial Banking and Consumer Banking, respectively. The $35.7 million of goodwill recorded in connection with the Bend acquisition was allocated entirely to HSA Bank.
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
The following tables present balance sheet information, including the appropriate allocations, for the Company's reportable segments and the Corporate and Reconciling category:

	At June 30, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$2,029,204	$57,485	$544,776	$—	$2,631,465
Total assets	46,426,949	120,295	10,725,344	16,765,655	74,038,243

	At December 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,904,291	$57,779	$552,034	$—	$2,514,104
Total assets	44,380,582	122,729	10,625,334	16,148,876	71,277,521
The following tables present operating results, including the appropriate allocations, for the Company’s reportable segments and the Corporate and Reconciling category:

	Three months ended June 30, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$383,606	$75,421	$204,455	$(79,653)	$583,829
Non-interest income	32,255	23,023	28,877	5,219	89,374
Non-interest expense	110,582	42,643	108,880	81,984	344,089
Pre-tax, pre-provision net revenue	305,279	55,801	124,452	(156,418)	329,114
Provision for credit losses	34,480	—	769	(3,751)	31,498
Income before income taxes	270,799	55,801	123,683	(152,667)	297,616
Income tax expense	67,971	15,066	32,652	(53,041)	62,648
Net income	$202,828	$40,735	$91,031	$(99,626)	$234,968

	Three months ended June 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$333,421	$49,558	$179,287	$(75,606)	$486,660
Non-interest income	49,430	26,552	30,798	14,153	120,933
Non-interest expense	102,720	37,540	107,366	110,601	358,227
Pre-tax, pre-provision net revenue	280,131	38,570	102,719	(172,054)	249,366
Provision (benefit) for credit losses	22,782	—	(11,053)	514	12,243
Income before income taxes	257,349	38,570	113,772	(172,568)	237,123
Income tax expense	64,337	10,337	29,581	(49,443)	54,812
Net income	$193,012	$28,233	$84,191	$(123,125)	$182,311

	Six months ended June 30, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$767,920	$147,151	$415,038	$(150,997)	$1,179,112
Non-interest income	67,652	47,090	54,836	(9,438)	160,140
Non-interest expense	219,091	86,343	215,759	155,363	$676,556
Pre-tax, pre-provision net revenue	616,481	$107,898	254,115	(315,798)	662,696
Provision for credit losses	70,517	—	2,553	5,177	78,247
Income before income tax expense	545,964	107,898	251,562	(320,975)	584,449
Income tax expense	137,037	29,132	66,412	(104,104)	128,477
Net income	$408,927	$78,766	$185,150	$(216,871)	$455,972

	Six months ended June 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$620,490	$94,135	$315,964	$(149,681)	$880,908
Non-interest income	88,173	53,510	58,699	24,586	224,968
Non-interest expense	191,960	73,949	202,876	249,227	718,012
Pre-tax, pre-provision net revenue	516,703	73,696	171,787	(374,322)	387,864
Provision (benefit) for credit losses	204,713	—	(3,917)	292	201,088
Income before income tax expense	311,990	73,696	175,704	(374,614)	186,776
Income tax expense	74,392	19,751	45,634	(118,565)	21,212
Net income	$237,598	$53,945	$130,070	$(256,049)	$165,564

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

	Three months ended June 30, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$5,582	$20,986	$19,181	$(331)	$45,418
Loan and lease related fees (1)	4,323	—	—	—	4,323
Wealth and investment services (2)	2,873	—	4,525	(7)	7,391
Other income	—	2,037	1,198	1,122	4,357
Revenue from contracts with customers	12,778	23,023	24,904	784	61,489
Other sources of non-interest income	19,477	—	3,973	4,435	27,885
Total non-interest income	$32,255	$23,023	$28,877	$5,219	$89,374

	Three months ended June 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$7,647	$24,949	$18,366	$423	$51,385
Loan and lease related fees (1)	6,077	—	—	—	6,077
Wealth and investment services	2,770	—	8,479	(5)	11,244
Other income	—	1,603	285	—	1,888
Revenue from contracts with customers	16,494	26,552	27,130	418	70,594
Other sources of non-interest income	32,936	—	3,668	13,735	50,339
Total non-interest income	$49,430	$26,552	$30,798	$14,153	$120,933

	Six months ended June 30, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$10,972	$43,078	$37,205	$(401)	$90,854
Loan and lease related fees (1)	8,750	—	—	—	8,750
Wealth and investment services (2)	5,640	—	8,353	(15)	13,978
Other income	—	4,012	1,556	2,054	7,622
Revenue from contracts with customers	25,362	47,090	47,114	1,638	121,204
Other sources of non-interest income	42,290	—	7,722	(11,076)	38,936
Total non-interest income	$67,652	$47,090	$54,836	$(9,438)	$160,140

	Six months ended June 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$14,332	$50,083	$34,329	$468	$99,212
Loan and lease related fees (1)	10,575	—	—	—	10,575
Wealth and investment services	5,904	—	15,950	(13)	21,841
Other income	—	3,427	670	—	4,097
Revenue from contracts with customers	30,811	53,510	50,949	455	135,725
Other sources of non-interest income	57,362	—	7,750	24,131	89,243
Total non-interest income	$88,173	$53,510	$58,699	$24,586	$224,968
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

Contracts with customers did not generate significant contract assets and liabilities at June 30, 2023, or December 31, 2022.
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

The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At June 30, 2023	At December 31, 2022
Commitments to extend credit	$10,706,088	$11,237,496
Standby letters of credit	426,658	380,655
Commercial letters of credit	54,196	53,512
Total credit-related financial instruments with off-balance sheet risk	$11,186,942	$11,671,663
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
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is recorded under the CECL methodology and included in Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets to provide for the unused portion of commitments to lend that are not unconditionally cancellable by the Company. At June 30, 2023, and December 31, 2022, the ACL on unfunded loan commitments totaled $22.4 million and $27.7 million, respectively.

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
Federal Deposit Insurance Corporation Special Assessment
On May 22, 2023, the FDIC published a proposed rule to charge certain banks a special assessment to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The proposed rule would levy a special assessment to certain banks at an annual rate of 12.5 basis points based on their uninsured deposits balance as of December 31, 2022, payable in eight quarterly installments beginning in the first quarter of 2024. Based on the proposed rule, the Company estimates that its total special assessment charge would be approximately $44.0 million.
The FDIC has the authority to make further changes to the proposed rule before finalization, including changes to the underlying data and calculation methodology used to determine the special assessment. The comment period on the proposed rule expired on July 21, 2023, and no final rule has been published in the Federal Register as of the date of this Quarterly Report on Form 10-Q. Accordingly, no legal obligation has been incurred, and therefore, no accrual has been recognized.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2023. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to the un-remediated material weaknesses in internal control over financial reporting related to certain general information technology controls specific to logical access, which was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Prior to the filing of this Quarterly Report on Form 10-Q (this "Form 10-Q"), we completed substantive procedures for the quarter ended June 30, 2023. Based on these procedures, management believes that our Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared in accordance with GAAP. For additional information, please refer to Part II - Item 9A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors contained in Part I - Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended
December 31, 2022, which could materially affect our business, results of operations, or financial condition. For the six months ended June 30, 2023, the Company made updates to the following risk factor:
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
•significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors, including those of competitor failed banks acquired by other competitors;
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for the Company's common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
April 1, 2023 - April 30, 2023	529	$38.13	—	$401,340,164
May 1, 2023 - May 31, 2023	6,747	33.83	—	401,340,164
June 1, 2023 - June 30, 2023	1,467,147	39.57	1,465,673	343,340,118
Total	1,474,423	39.54	1,465,673	343,340,118
(1)During the three months ended June 30, 2023, 8,750 of the total number of shares purchased were acquired at market prices outside of the Company's common stock repurchase program and related to employee share-based compensation plan activity.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 401(a) of Regulation S-K.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Stockholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2023	By:	/s/ John R. Ciulla
John R. Ciulla
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2023	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)