Form 10-Q
period 2023-09-30
WEBSTER FINANCIAL CORP
filed 2023-11-07
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $0.01 per share, outstanding as of November 3, 2023 was 172,035,064.

i

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
▪any continuation of the recent turmoil in the banking industry, including the associated impact of any regulatory changes or other mitigation efforts taken by government agencies in response;
▪volatility in Webster's stock price due to investor sentiment, including in light of the recent turmoil in the banking industry;
▪local, regional, national, and international economic conditions, and the impact they may have on us or our customers;
▪volatility and disruption in national and international financial markets, including as a result of geopolitical conflict;
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
▪possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit, as needed;
▪the impact of a potential U.S. federal government shutdown;
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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is necessary to understand the Company's financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2023, as compared to 2022. This information should be read in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, contained in Part I - Item 1. Financial Statements of this report, and the Consolidated Financial Statements, and accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company's financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2023, are not necessarily indicative of future results that may be attained for the entire year or other interim periods.
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
Recent Industry Developments
Throughout 2023, the banking industry has experienced significant volatility with multiple high-profile bank failures and industry-wide concerns related to liquidity, deposit outflows, unrealized losses on securities, and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company's total deposits at September 30, 2023, were $60.3 billion, representing a net $6.3 billion increase as compared to its total deposits at December 31, 2022. The Holding Company's and the Bank's regulatory capital ratios at September 30, 2023, also remained in excess of the well-capitalized minimum as defined by capital adequacy guidelines and the regulatory framework for prompt corrective action.
Additional information regarding regulatory capital ratios can be found within Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
interLINK Acquisition
On January 11, 2023, Webster acquired interLINK, a technology-enabled deposit management platform that administers over $9 billion of deposits from FDIC-insured cash sweep programs between banks and broker/dealers and clearing firms. The acquisition expanded the Company's core deposit funding sources and scalable liquidity and added another technology-enabled channel to its already differentiated, omnichannel deposit gathering capabilities. At September 30, 2023, interLINK provided the Company with an additional $5.2 billion of money market deposits.
Additional information regarding the acquisition of interLINK can be found within Note 2: Mergers and Acquisitions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Sterling Integration Update
On January 31, 2022, Webster completed its merger with Sterling. In July 2023, the Company executed and completed its transition to a unified core operating system (“core conversion”). This involved changing and/or merging the legacy Webster and legacy Sterling platforms and software that had historically been used to process the Bank's daily operating activities, as well as other internal systems and applications. The completion of such core conversion marked a significant milestone in the Company's overall integration process.
LIBOR Transition Update
Effective July 1, 2023, LIBOR is no longer published for the overnight, one-month, three-month, six-month, and twelve-month settings. Alternative reference rates, including Federal fall-backs, have been incorporated into all legacy LIBOR contracts as part of the Company's LIBOR remediation plan. Any remaining legacy LIBOR contracts as of the third quarter or 2023 are set to transition to their applicable alternate reference rate at their first rate reset date after June 30, 2023.

Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2023	2022	2023	2022
Income and performance ratios:
Net income	$226,475	$233,968	$682,447	$399,532
Net income available to common stockholders	222,313	229,806	669,960	387,776
Earnings per diluted common share	1.28	1.31	3.85	2.32
Return on average assets (annualized)	1.23%	1.38%	1.23%	0.85%
Return on average tangible common stockholders' equity (annualized) (non-GAAP)	17.51	18.62	17.76	11.10
Return on average common stockholders' equity (annualized)	11.00	11.78	11.11	7.01
Non-interest income as a percentage of total revenue	13.34	17.10	12.42	19.12
Asset quality:
ACL on loans and leases	$635,438	$574,325	$635,438	$574,325
Non-performing assets (1)	218,402	211,627	218,402	211,627
ACL on loans and leases / total loans and leases	1.27%	1.20%	1.27%	1.20%
Net charge-offs / average loans and leases (annualized)	0.23	0.25	0.19	0.15
Non-performing loans and leases / total loans and leases (1)	0.43	0.44	0.43	0.44
Non-performing assets / total loans and leases plus OREO (1)	0.44	0.44	0.44	0.44
ACL on loans and leases / non-performing loans and leases (1)	295.48	274.12	295.48	274.12
Other ratios:
Tangible common equity (non-GAAP)	7.22%	7.27%	7.22%	7.27%
Tier 1 risk-based capital	11.64	11.35	11.64	11.35
Total risk-based capital	13.79	13.38	13.79	13.38
CET1 risk-based capital	11.12	10.80	11.12	10.80
Stockholders' equity / total assets	11.21	11.33	11.21	11.33
Net interest margin	3.49	3.54	3.49	3.35
Efficiency ratio (non-GAAP)	41.75	41.17	41.87	44.68
Equity and share related:
Common equity	$7,915,222	$7,542,431	$7,915,222	$7,542,431
Book value per common share	46.00	43.32	46.00	43.32
Tangible book value per common share (non-GAAP)	29.48	27.69	29.48	27.69
Common stock closing price	40.31	45.20	40.31	45.20
Dividends and equivalents declared per common share	0.40	0.40	1.20	1.20
Common shares outstanding	172,056	174,116	172,056	174,116
Weighted-average common shares outstanding - basic	171,210	173,868	172,233	165,743
Weighted-average common shares outstanding - diluted	171,350	173,944	172,326	165,813
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
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At September 30,
(Dollars and shares in thousands, except per share data)	2023	2022
Tangible book value per common share:
Stockholders' equity	$8,199,201	$7,826,410
Less: Preferred stock	283,979	283,979
Common stockholders' equity	$7,915,222	$7,542,431
Less: Goodwill and other intangible assets	2,843,217	2,721,040
Tangible common stockholders' equity	$5,072,005	$4,821,391
Common shares outstanding	172,056	174,116
Tangible book value per common share	$29.48	$27.69
Book value per common share (GAAP)	$46.00	$43.32

Tangible common equity ratio:
Tangible common stockholders' equity	$5,072,005	$4,821,391
Total assets	$73,130,851	$69,052,566
Less: Goodwill and other intangible assets	2,843,217	2,721,040
Tangible assets	$70,287,634	$66,331,526
Tangible common equity ratio	7.22%	7.27%
Total common stockholders' equity to total assets (GAAP)	10.82%	10.92%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Return on average tangible common stockholders' equity:
Net income	$226,475	$233,968	$682,447	$399,532
Less: Preferred stock dividends	4,162	4,162	12,487	11,756
Add: Intangible assets amortization, tax-effected	7,030	6,724	21,795	18,723
Income adjusted for preferred stock dividends and intangible assets amortization	$229,343	$236,530	$691,755	$406,499
Income adjusted for preferred stock dividends and intangible assets amortization (annualized)	$917,372	$946,120	$922,340	$541,999
Average stockholders' equity	$8,370,469	$8,090,044	$8,327,715	$7,640,807
Less: Average preferred stock	283,979	283,979	283,979	268,202
Average goodwill and other intangible assets	2,847,560	2,725,200	2,851,264	2,491,394
Average tangible common stockholders' equity	$5,238,930	$5,080,865	$5,192,472	$4,881,211
Return on average tangible common stockholders' equity (annualized)	17.51%	18.62%	17.76%	11.10%
Return on average common stockholders' equity (annualized) (GAAP)	11.00%	11.78%	11.11%	7.01%

Efficiency ratio:
Non-interest expense	$362,578	$330,071	$1,039,134	$1,048,083
Less: Foreclosed property activity	(492)	(393)	(1,186)	(826)
Intangible assets amortization	8,899	8,511	27,589	23,700
Operating lease depreciation	1,146	2,115	4,669	6,172
Merger-related expenses	61,625	25,536	131,838	200,671
Common stock contribution to charitable foundation	—	10,500	—	10,500
Strategic initiatives charges	—	1,117	—	(3,175)
Non-interest expense	$291,400	$282,685	$876,224	$811,041
Net interest income	$587,136	$551,003	$1,766,248	$1,431,911
Add: Tax-equivalent adjustment	17,906	13,247	51,109	33,137
Non-interest income	90,382	113,636	250,522	338,604
Other income (1)	3,614	11,186	12,960	18,073
Less: Operating lease depreciation	1,146	2,115	4,669	6,172
(Loss) on sale of investment securities	—	(2,234)	(16,795)	(2,234)
Gain on extinguishment of borrowings	—	2,548	—	2,548
Income	$697,892	$686,643	$2,092,965	$1,815,239
Efficiency ratio	41.75%	41.17%	41.87%	44.68%
Non-interest expense as a percentage of total revenue (GAAP)	53.52%	49.66%	51.52%	59.20%
(1)Other income (non-GAAP) includes the taxable equivalent of net income generated from LIHTC investments.
Net Interest Income
Net interest income is the Company's primary source of revenue, representing 86.7% and 87.6% of total revenues for the three and nine months ended September 30, 2023, respectively, and 82.9% and 80.9% of total revenues for the three and nine months ended September 30, 2022, respectively. Net interest income is the difference between interest income on interest-earning assets (i.e., loans and leases and investment securities) and interest expense on interest-bearing liabilities (i.e., deposits and borrowings), which are used to fund interest-earning assets and other activities. Net interest margin is calculated as the ratio of FTE net interest income to average interest-earning assets.
Net interest income, net interest margin, yields, and ratios on an FTE basis are considered non-GAAP financial measures, and are used by management to evaluate the comparability of the Company's revenue arising from both taxable and non-taxable sources. FTE adjustments are determined assuming a statutory federal income tax rate of 21%.
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

Comparison to Prior Year Quarter
Net interest income increased $36.1 million, or 6.6%, from $551.0 million for the three months ended September 30, 2022, to $587.1 million for the three months ended September 30, 2023. On an FTE basis, net interest income increased $40.8 million. The increase in net interest income is primarily due to the higher interest rate environment and higher average loan and lease balances driven by organic loan growth in 2023, partially offset due to lower purchase accounting accretion on interest-earning assets that were acquired from Sterling. Net interest margin decreased 5 basis points from 3.54% for the three months ended September 30, 2022, to 3.49% for the three months ended September 30, 2023. The decrease in net interest margin is primarily due to lower purchase accounting accretion on interest-earning assets that were acquired from Sterling, partially offset by the impact from the higher interest rate environment.
Average total interest-earning assets increased $4.9 billion, or 8.0%, from $62.2 billion for the three months ended September 30, 2022, to $67.1 billion for the three months ended September 30, 2023, primarily due to increases of $4.7 billion in average loans and leases and $0.6 billion in average interest-bearing deposits held at the FRB, partially offset by a $0.3 billion decrease in average investment securities. The average yield on interest-earning assets increased 153 basis points from 3.96% for the three months ended September 30, 2022, to 5.49% for the three months ended September 30, 2023, primarily due to the higher interest rate environment, partially offset due to lower purchase accounting accretion on interest-earning assets that were acquired from Sterling.
Average loans and leases increased $4.7 billion, or 10.1%, from $46.2 billion for the three months ended September 30, 2022, to $50.9 billion for the three months ended September 30, 2023, primarily due to organic loan growth and a lower volume of commercial loan sales in the third quarter of 2023. At September 30, 2023, and 2022, average loans and leases comprised 75.8% and 74.3% of total average interest-earning assets, respectively. The average yield on loans and leases increased 168 basis points from 4.52% for the three months ended September 30, 2022, to 6.20% for the three months ended September 30, 2023, primarily due to the higher interest rate environment, partially offset due to lower purchase accounting accretion on loans and leases that were acquired from Sterling.
Average interest-bearing deposits held at the FRB increased $0.6 billion, or 102.6%, from $0.6 billion for the three months ended September 30, 2022, to $1.2 billion for the three months ended September 30, 2023, which was a direct result of the Company's risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At September 30, 2023, and 2022, average interest-bearing deposits held at the FRB comprised 1.8% and 0.9% of total average interest-earning assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 313 basis points from 2.19% for the three months ended September 30, 2022, to 5.32% for the three months ended September 30, 2023, primarily due to the higher interest rate environment.
Average total investment securities decreased $0.3 billion, or 2.3%, from $15.0 billion for the three months ended September 30, 2022, to $14.7 billion for the three months ended September 30, 2023, primarily due to an increase in gross unrealized losses on available-for-sale securities resulting from higher market rates in the third quarter of 2023. At September 30, 2023, and 2022, the average total investment securities portfolio comprised 21.9% and 24.2% of total average interest-earning assets, respectively. The average yield on investment securities increased 69 basis points from 2.40% for the three months ended September 30, 2022, to 3.09% for the three months ended September 30, 2023, primarily due to the reinvestment at higher yields of securities that either had matured or were sold in 2023.
Average total interest-bearing liabilities increased $5.0 billion, or 8.4%, from $58.8 billion for the three months ended September 30, 2022, to $63.8 billion for the three months ended September 30, 2023, primarily due to increases of $5.6 billion in average total deposits and $0.5 billion in average FHLB advances, partially offset by decreases of $0.9 billion in average federal funds purchased and $0.3 billion in average securities sold under agreements to repurchase. The average rate on interest-bearing liabilities increased 169 basis points from 0.45% for the three months ended September 30, 2022, to 2.14% for the three months ended September 30, 2023, primarily due to the higher interest rate environment.
Average total deposits increased $5.6 billion, or 10.4%, from $54.0 billion for the three months ended September 30, 2022, to $59.6 billion for the three months ended September 30, 2023, reflecting a $7.9 billion increase in interest-bearing deposits, partially offset by a $2.3 billion decrease in non-interest-bearing deposits. The overall increase in deposits was primarily due to the acquisition of interLINK, as well as time deposit and HSA deposit growth. At September 30, 2023, and 2022, average total deposits comprised 93.5% and 91.8% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 168 basis points from 0.28% for the three months ended September 30, 2022, to 1.96% for the three months ended September 30, 2023, primarily due to the higher interest rate environment and growth in higher costing deposit products. Higher cost time deposits as a percentage of average total interest-bearing deposits increased from 6.7% for the three months ended September 30, 2022, to 15.2% for the three months ended September 30, 2023, primarily due to a shift in customer preferences from lower rate checking and savings products into higher rate certificates of deposit products.

Average FHLB advances increased $0.5 billion, or 22.6%, from $2.4 billion for the three months ended September 30, 2022, to $2.9 billion for the three months ended September 30, 2023, primarily due to short-term funding needs and the Company's risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At September 30, 2023, and 2022, average FHLB advances comprised 4.6% and 4.1% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 309 basis points from 2.25% for the three months ended September 30, 2022, to 5.34% for the three months ended September 30, 2023, primarily due to the higher interest rate environment.
Average federal funds purchased were $0.9 billion for the three months ended September 30, 2022, and had an average rate of 2.24%. There were no average federal funds purchased for the three months ended September 30, 2023. At September 30, 2022, average federal funds purchased comprised 1.5% of total average interest-bearing liabilities.
Average securities sold under agreements to repurchase decreased $0.3 billion, or 64.5%, from $0.5 billion for the three months ended September 30, 2022, to $0.2 billion for the three months ended September 30, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements in mid-September 2022, and the overall timing of maturities. At September 30, 2023, and 2022, average securities sold under agreements to repurchase comprised 0.3% and 0.8% of total average interest-bearing liabilities, respectively. The average rate on securities sold under agreements to repurchase decreased 83 basis points from 0.95% for the three months ended September 30, 2022, to 0.12% for the three months ended September 30, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements in mid-September 2022, which were contracted at a higher cost.
Comparison to Prior Year to Date
Net interest income increased $334.3 million, or 23.3%, from $1.4 billion for the nine months ended September 30, 2022, to $1.8 billion for the nine months ended September 30, 2023. On an FTE basis, net interest income increased $352.3 million. Net interest margin increased 14 basis points from 3.35% for the nine months ended September 30, 2022, to 3.49% for the nine months ended September 30, 2023. These increases are primarily attributed to the higher interest rate environment and higher average loan and lease balances driven by organic loan growth in 2023, partially offset due to lower purchase accounting accretion on interest-earning assets that were acquired from Sterling.
Average total interest-earning assets increased $10.2 billion, or 17.8%, from $57.6 billion for the nine months ended September 30, 2022, to $67.8 billion for the nine months ended September 30, 2023, primarily due to increases of $8.6 billion, $1.3 billion, $189.9 million, and $152.2 million in average loans and leases, average interest-bearing deposits held at the FRB, average FHLB and FRB stock, and average investment securities, respectively. The average yield on interest-earning assets increased 170 basis points from 3.60% for the nine months ended September 30, 2022, to 5.30% for the nine months ended September 30, 2023, primarily due to the higher interest rate environment, partially offset due to lower purchase accounting accretion on interest-earning assets that were acquired from Sterling.
Average loans and leases increased $8.6 billion, or 20.4%, from $42.1 billion for the nine months ended September 30, 2022, to $50.7 billion for the nine months ended September 30, 2023, primarily due to organic loan growth. At September 30, 2023, and 2022, average loans and leases comprised 74.8% and 73.2% of average total interest-earning assets, respectively. The average yield on loans and leases increased 188 basis points from 4.14% for the nine months ended September 30, 2022, to 6.02% for the nine months ended September 30, 2023, primarily due to the higher interest rate environment, partially offset due to lower purchase accounting accretion on loans and leases that were acquired from Sterling.
Average interest-bearing deposits held at the FRB increased $1.3 billion, or 200.2%, from $0.6 billion for the nine months ended September 30, 2022, to $1.9 billion for the nine months ended September 30, 2023, which was a direct result of the Company's risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At September 30, 2023, and 2022, average interest-bearing deposits held at the FRB comprised 2.76% and 1.08% of total average interest-earnings assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 404 basis points from 1.00% for the nine months ended September 30, 2022, to 5.04% for the nine months ended September 30, 2023, primarily due to the higher interest rate environment.
Average FHLB and FRB stock increased $189.9 million, or 75.2%, from $252.6 million for the nine months ended September 30, 2022, to $442.4 million for the nine months ended September 30, 2023, primarily due to the additional FHLB stock investment required as a result of the increase in FHLB advances. At September 30, 2023, and 2022, average FHLB and FRB stock comprised 0.7% and 0.4% of total average interest-earning assets, respectively. The average yield on FHLB and FRB stock increased 328 basis points from 2.52% for the nine months ended September 30, 2022, to 5.80% for the nine months ended September 30, 2023, primarily due to the higher interest rate environment.

Average total investment securities increased $152.2 million, or 1.0%, from $14.5 billion for the nine months ended September 30, 2022, to $14.7 billion for the nine months ended September 30, 2023, primarily due to purchases exceeding paydown activities. At September 30, 2023, and 2022, the total average investment securities portfolio comprised 21.7% and 25.3% of total average interest-earning assets, respectively. The average yield on investment securities increased 73 basis points from 2.22% for the nine months ended September 30, 2022, to 2.95% for the nine months ended September 30, 2023, primarily due to the reinvestment at higher yields of securities that either had matured or were sold in 2023.
Average total interest-bearing liabilities increased $10.0 billion, or 18.3%, from $54.3 billion for the nine months ended September 30, 2022, to $64.3 billion for the nine months ended September 30, 2023, primarily due to increases of $6.6 billion in average total deposits and $3.9 billion in average FHLB advances, partially offset by decreases of $0.3 billion in both average securities sold under agreements to repurchase and average federal funds purchased. The average rate on interest-bearing liabilities increased 166 basis points from 0.27% for the nine months ended September 30, 2022, to 1.93% for the nine months ended September 30, 2023, primarily due to the higher interest rate environment.
Average total deposits increased $6.6 billion, or 12.8%, from $51.1 billion for the nine months ended September 30, 2022, to $57.7 billion for the nine months ended September 30, 2023, primarily reflecting a $7.6 billion increase in interest-bearing deposits, partially offset by a $1.0 billion decrease in non-interest-bearing deposits. The overall increase in deposits was primarily due to the acquisition of interLINK, as well as time deposit and HSA deposit growth, partially offset by the effect of customers rebalancing their deposit concentrations as a result of the high-profile bank failures in the first and second quarters of 2023. At September 30, 2023, and 2022, average total deposits comprised 89.7% and 94.1% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 146 basis points from 0.15% for the nine months ended September 30, 2022, to 1.61% for the nine months ended September 30, 2023, primarily due to the higher interest rate environment and growth in higher costing deposit products. Higher cost time deposits as a percentage of average total interest-bearing deposits increased from 6.9% for the nine months ended September 30, 2022, to 13.5% for the nine months ended September 30, 2023, primarily due to a shift in customer preferences from lower rate checking and savings products into higher rate certificates of deposit products.
Average FHLB advances increased $3.9 billion, or 325.8%, from $1.2 billion for the nine months ended September 30, 2022, to $5.1 billion for the nine months ended September 30, 2023, primarily due to short-term funding needs and a direct result of the Company's risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At September 30, 2023, and 2022, average FHLB advances comprised 7.9% and 2.2% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 322 basis points from 1.87% for the nine months ended September 30, 2022, to 5.09% for the nine months ended September 30, 2023, primarily due to the higher interest rate environment.
Average securities sold under agreements to repurchase decreased $0.3 billion, or 60.3%, from $0.5 billion for the nine months ended September 30, 2022, to $0.2 billion for the nine months ended September 30, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements in mid-September 2022, and the overall timing of maturities. At September 30, 2023, and 2022, average securities sold under agreements to repurchase comprised 0.3% and 1.0% of total average interest-bearing liabilities, respectively. The average rate on securities sold under agreements to repurchase decreased 77 basis points from 0.88% for the nine months ended September 30, 2022, to 0.11% for the nine months ended September 30, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements in mid-September 2022, which were contracted at a higher cost.
Average federal funds purchased decreased $0.3 billion, or 53.7%, from $0.5 billion for the nine months ended September 30, 2022, to $0.2 billion for the nine months ended September 30, 2023, as the additional liquidity generated from the interLINK deposit sweep program allowed for the paydown of higher rate federal funds purchased during the first quarter of 2023. At September 30, 2023, and 2022, average federal funds purchased comprised 0.3% and 0.9% of total average interest-bearing liabilities, respectively. The average rate on federal funds purchased increased 287 basis points from 1.75% for the nine months ended September 30, 2022, to 4.62% for the nine months ended September 30, 2023, primarily due to the higher interest rate environment.

The following tables summarize daily average balances, interest, and average yield/rate by major category, and net interest margin on an FTE basis:

	Three months ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$50,912,188	$804,930	6.20%	$46,229,678	$532,062	4.52%
Investment securities: (2)
Taxable	12,215,340	106,486	3.25	12,336,926	79,562	2.47
Non-taxable	2,471,458	13,511	2.19	2,702,584	13,999	2.07
Total investment securities	14,686,798	119,997	3.09	15,039,510	93,561	2.40
FHLB and FRB stock	355,495	7,619	8.50	326,860	1,875	2.28
Interest-bearing deposits (3)	1,187,096	16,132	5.32	585,807	3,278	2.19
Loans held for sale	6,756	17	1.03	580	40	27.73
Total interest-earning assets	67,148,333	$948,695	5.49%	62,182,435	$630,816	3.96%
Non-interest-earning assets	6,459,493			5,823,755
Total assets	$73,607,826			$68,006,190

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$11,335,734	$—	—%	$13,590,667	$—	—%
Health savings accounts	8,235,632	3,126	0.15	7,854,425	1,146	0.06
Interest-bearing checking, money market and savings	32,673,899	214,891	2.61	29,798,562	33,808	0.45
Time deposits	7,342,757	75,938	4.10	2,716,885	2,538	0.37
Total deposits	59,588,022	293,955	1.96	53,960,539	37,492	0.28
Securities sold under agreements to repurchase	170,256	50	0.12	479,308	1,158	0.95
Federal funds purchased	—	—	—	889,818	5,084	2.24
FHLB advances	2,945,136	40,196	5.34	2,402,596	13,814	2.25
Long-term debt (2)	1,051,380	9,452	3.70	1,075,683	9,018	3.47
Total interest-bearing liabilities	63,754,794	$343,653	2.14%	58,807,944	$66,566	0.45%
Non-interest-bearing liabilities	1,482,563			1,108,202
Total liabilities	65,237,357			59,916,146

Preferred stock	283,979			283,979
Common stockholders' equity	8,086,490			7,806,065
Total stockholders' equity	8,370,469			8,090,044
Total liabilities and stockholders' equity	$73,607,826			$68,006,190
Net interest income (FTE)		$605,042			$564,250
Less: FTE adjustment		(17,906)			(13,247)
Net interest income		$587,136			$551,003
Net interest margin (FTE)			3.49%			3.54%
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

	Nine months ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$50,733,691	$2,313,030	6.02%	$42,125,526	$1,317,941	4.14%
Investment securities: (2)
Taxable	12,187,552	301,268	3.11	12,127,249	210,323	2.26
Non-taxable	2,512,744	40,730	2.16	2,420,867	36,465	2.01
Total investment securities	14,700,296	341,998	2.95	14,548,116	246,788	2.22
FHLB and FRB stock	442,429	19,204	5.80	252,559	4,768	2.52
Interest-bearing deposits (3)	1,872,657	71,536	5.04	623,866	4,711	1.00
Loans held for sale	35,982	454	1.68	12,160	73	0.80
Total interest-earning assets	67,785,055	$2,746,222	5.30%	57,562,227	$1,574,281	3.60%
Non-interest-earning assets	6,271,968			5,448,419
Total assets	$74,057,023			$63,010,646

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$11,775,500	$—	—%	$12,758,489	$—	—%
Health savings accounts	8,259,408	9,243	0.15	7,809,082	3,358	0.06
Interest-bearing checking, money market and savings	31,442,258	516,646	2.20	27,887,362	48,992	0.23
Time deposits	6,192,415	169,736	3.66	2,649,328	5,000	0.25
Total deposits	57,669,581	695,625	1.61	51,104,261	57,350	0.15
Securities sold under agreements to repurchase	209,723	180	0.11	528,353	3,537	0.88
Federal funds purchased	221,266	7,760	4.62	478,038	6,338	1.75
Other borrowings	—	—	—	—	1	—
FHLB advances	5,104,372	196,878	5.09	1,198,754	17,034	1.87
Long-term debt (2)	1,061,643	28,422	3.68	1,017,120	24,973	3.40
Total interest-bearing liabilities	64,266,585	$928,865	1.93%	54,326,526	$109,233	0.27%
Non-interest-bearing liabilities	1,462,723			1,043,313
Total liabilities	65,729,308			55,369,839

Preferred stock	283,979			268,202
Common stockholders' equity	8,043,736			7,372,605
Total stockholders' equity	8,327,715			7,640,807
Total liabilities and stockholders' equity	$74,057,023			$63,010,646
Net interest income (FTE)		$1,817,357			$1,465,048
Less: FTE adjustment		(51,109)			(33,137)
Net interest income		$1,766,248			$1,431,911
Net interest margin (FTE)			3.49%			3.35%
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

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on an FTE basis:

	Three months ended September 30,			Nine months ended September 30,
	2023 vs. 2022 Increase (decrease) due to			2023 vs. 2022 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$219,773	$53,095	$272,868	$720,420	$274,669	$995,089
Investment securities	28,485	(2,049)	26,436	92,498	2,712	95,210
FHLB and FRB stock	5,580	164	5,744	10,851	3,585	14,436
Interest bearing-deposits	9,489	3,365	12,854	57,393	9,432	66,825
Loans held for sale	(859)	836	(23)	(476)	857	381
Total interest income	$262,468	$55,411	$317,879	$880,686	$291,255	$1,171,941
Change in interest on interest-bearing liabilities:
Health savings accounts	$1,924	$56	$1,980	$5,691	$194	$5,885
Interest-bearing checking, money market, and savings	165,796	15,287	181,083	451,029	16,625	467,654
Time deposits	59,813	13,587	73,400	128,496	36,240	164,736
Securities sold under agreements to repurchase	(361)	(747)	(1,108)	(1,224)	(2,133)	(3,357)
Federal funds purchased	—	(5,084)	(5,084)	4,826	(3,404)	1,422
Other borrowings	—	—	—	(1)	—	(1)
FHLB advances	23,262	3,120	26,382	124,347	55,497	179,844
Long-term debt	644	(210)	434	2,315	1,134	3,449
Total interest expense	$251,078	$26,009	$277,087	$715,479	$104,153	$819,632
Net change in net interest income	$11,390	$29,402	$40,792	$165,207	$187,102	$352,309
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

Provision for Credit Losses
Comparison to Prior Year Quarter
The provision for credit losses remained relatively flat at $36.5 million for both the three months ended September 30, 2023, and 2022, and reflects the impact of the current macroeconomic environment on credit performance and the overall loan portfolio composition.
During the three months ended September 30, 2023, and 2022, total net charge-offs were $29.3 million and $28.5 million, respectively. The net increase of $0.8 million is primarily due to an increase in net charge-offs in the commercial real estate category, partially offset by a decrease in net charge-offs in the commercial non-mortgage category.
Comparison to Prior Year to Date
The provision for credit losses totaled $114.7 million and $237.6 million for the nine months ended September 30, 2023, and 2022, respectively. The balance for the nine months ended September 30, 2022, included the establishment of the initial ACL of $175.1 million for non-PCD loans and leases that were acquired from Sterling in the merger. Excluding this charge, the provision for credit losses increased $52.2 million, primarily due to the impact of the current macroeconomic environment on credit performance and organic loan growth.
During the nine months ended September 30, 2023, and 2022, total net charge-offs were $74.1 million and $47.1 million, respectively. The net increase of $27.0 million is primarily due to an increase in net charge-offs in the commercial real estate and asset-based lending categories, partially offset by a decrease in net charge-offs in the commercial non-mortgage category.
Additional information regarding the Company's provision for credit losses and ACL can be found under the sections captioned "Loans and Leases" through "Allowance for Credit Losses on Loans and Leases" contained elsewhere in this Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Deposit service fees	$41,005	$50,807	$131,859	$150,019
Loan and lease related fees	19,966	26,769	63,499	77,355
Wealth and investment services	7,254	11,419	21,232	33,260
Mortgage banking activities	42	86	230	616
Cash surrender value of life insurance policies	6,620	7,718	19,641	22,694
(Loss) on sale of investment securities	—	(2,234)	(16,795)	(2,234)
Other income	15,495	19,071	30,856	56,894
Total non-interest income	$90,382	$113,636	$250,522	$338,604
Comparison to Prior Year Quarter
Total non-interest income decreased $23.2 million, or 20.5%, from $113.6 million for the three months ended September 30, 2022, to $90.4 million for the three months ended September 30, 2023, primarily due to decreases in deposit service fees, loan and lease related fees, wealth and investment services, and other income, partially offset by a loss on sale of investment securities in the prior period.
Deposit service fees decreased $9.8 million, or 19.3%, from $50.8 million for the three months ended September 30, 2022, to $41.0 million for the three months ended September 30, 2023, primarily due to lower customer account service fees and cash management and analysis fees, partially offset by higher interchange income.
Loan and lease related fees decreased $6.8 million, or 25.4%, from $26.8 million for the three months ended September 30, 2022, to $20.0 million for the three months ended September 30, 2023, primarily due to lower syndication fees, loan servicing fee income, and prepayment penalties.
Wealth and investment services decreased $4.2 million, or 36.5%, from $11.4 million for the three months ended September 30, 2022, to $7.2 million for the three months ended September 30, 2023, primarily due to lower investment services income in 2023, which is a direct result of the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022.
Other income decreased $3.6 million, or 18.8%, from $19.1 million for the three months ended September 30, 2022, to $15.5 million for the three months ended September 30, 2023, primarily due to lower income generated from customer interest rate derivative activities and direct investments.
The Company sold $67.5 million of Municipal bonds and notes classified as available-for-sale for proceeds of $65.3 million during the three months ended September 30, 2022, which resulted in $2.2 million of gross realized losses. There were no sales of investment securities during the three months ended September 30, 2023.
Comparison to Prior Year to Date
Total non-interest income decreased $88.1 million, or 26.0%, from $338.6 million for the nine months ended September 30, 2022, to $250.5 million for the nine months ended September 30, 2023, primarily due to decreases in other income, deposit service fees, loan and lease related fees, and wealth and investment services, and losses on sale of investment securities.
Other income decreased $26.0 million, or 45.8%, from $56.9 million for the nine months ended September 30, 2022, to $30.9 million for the nine months ended September 30, 2023, primarily due to lower income generated from customer interest rate derivative activities and direct investments.
Deposit service fees decreased $18.2 million, or 12.1%, from $150.0 million for the nine months ended September 30, 2022, to $131.8 million for the nine months ended September 30, 2023, primarily due to lower customer account service fees and cash management and analysis fees, partially offset by higher interchange income.
Loan and lease related fees decreased $13.9 million, or 17.9%, from $77.4 million for the nine months ended September 30, 2022, to $63.5 million for the nine months ended September 30, 2023, primarily due to lower loan servicing fee income and prepayment penalties.
Wealth and investment services decreased $12.1 million, or 36.2%, from $33.3 million for the nine months ended September 30, 2022, to $21.2 million for the nine months ended September 30, 2023, primarily due to lower investment services income in 2023, which is a direct result of the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022.

The Company sold $418.8 million of U.S. Treasury notes, Corporate securities, and Municipal bonds and notes classified as available-for-sale for proceeds of $398.3 million during the nine months ended September 30, 2023, which resulted in $20.5 million of gross realized losses. The $16.8 million loss on sale of investment securities included in non-interest income for the nine months ended September 30, 2023, represents the portion of the total charge that was not attributed to a decline in credit quality. The Company sold $67.5 million of Municipal bonds and notes classified as available-for-sale for proceeds of $65.3 million during the nine months ended September 30, 2022, which resulted in $2.2 million of gross realized losses.
Non-Interest Expense

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Compensation and benefits	$180,333	$173,983	$526,838	$545,641
Occupancy	18,617	23,517	59,042	93,725
Technology and equipment	55,261	45,283	151,442	142,182
Intangible assets amortization	8,899	8,511	27,589	23,700
Marketing	4,810	3,918	13,446	10,868
Professional and outside services	26,874	21,618	88,693	91,041
Deposit insurance	13,310	8,026	39,356	19,996
Other expense	54,474	45,215	132,728	120,930
Total non-interest expense	$362,578	$330,071	$1,039,134	$1,048,083
Comparison to Prior Year Quarter
Total non-interest expense increased $32.5 million, or 9.8%, from $330.1 million for the three months ended September 30, 2022, to $362.6 million for the three months ended September 30, 2023, primarily due to increases in technology and equipment, other expense, compensation and benefits, deposit insurance, and professional and outside services, partially offset by a decrease in occupancy.
Technology and equipment increased $10.0 million, or 22.0%, from $45.3 million for the three months ended September 30, 2022, to $55.3 million for the three months ended September 30, 2023, primarily due to a $8.2 million increase in merger-related expenses, particularly as it relates to charges associated with the core conversion completed in July 2023, and higher recurring technology service contract fees.
Other expense increased $9.3 million, or 20.5%, from $45.2 million for the three months ended September 30, 2022, to $54.5 million for the three months ended September 30, 2023, primarily due to a $19.7 million increase in merger-related expenses, particularly as it relates to contract termination charges, partially offset by a decrease in community affairs costs.
Compensation and benefits increased $6.3 million, or 3.6%, from $174.0 million for the three months ended September 30, 2022, to $180.3 million for the three months ended September 30, 2023, primarily due to a $3.8 million increase in merger-related expenses, particularly as it relates to severance and retention, and increases in salaries, group insurance, and other compensation costs, partially offset by the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022, and decreases in incentive compensation and commissions.
Deposit insurance increased $5.3 million, or 65.8%, from $8.0 million for the three months ended September 30, 2022, to $13.3 million for the three months ended September 30, 2023, primarily due to the increased initial base deposit insurance assessment rate schedules adopted by the FDIC, which took effect as of the first quarter of 2023 for all insured depository institutions, along with asset growth.
Professional and outside services increased $5.3 million, or 24.3%, from $21.6 million for the three months ended September 30, 2022, to $26.9 million for the three months ended September 30, 2023, primarily due to a $7.4 million increase in merger-related expenses, particularly as it relates to charges associated with the core conversion completed in July 2023, partially offset by a decrease in other consulting charges.
Occupancy decreased $4.9 million, or 20.8%, from $23.5 million for the three months ended September 30, 2022, to $18.6 million for the three months ended September 30, 2023, primarily due to the launch of the Company's corporate real estate consolidation plan in the second quarter of 2022, which resulted in a combined $4.3 million in related exit costs and accelerated depreciation on property and equipment in the prior period. There were no such charges in the current period.
Comparison to Prior Year to Date
Total non-interest expense remained relatively flat at approximately $1.0 billion for both the nine months ended September 30, 2023, and 2022. Although the financial statement caption as a whole did not significantly change, notable fluctuations were experienced across all of its underlying line items.

Compensation and benefits decreased $18.8 million, or 3.4%, from $545.6 million for the nine months ended September 30, 2022, to $526.8 million for the nine months ended September 30, 2023, primarily due to a $44.1 million decrease in merger-related expenses, particularly as it relates to severance and retention, decreases in incentive compensation and commissions, and the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022, partially offset by increases in salaries, group insurance, and other compensation costs.
Occupancy decreased $34.7 million, or 37.0%, from $93.7 million for the nine months ended September 30, 2022, to $59.0 million for the nine months ended September 30, 2023, primarily due to the launch of the Company's corporate real estate consolidation plan in the second quarter of 2022, which resulted in a $23.1 million ROU asset impairment charge and a combined $12.0 million in related exit costs and accelerated depreciation on property and equipment in the prior period. There were no such charges in the current period.
Technology and equipment increased $9.2 million, or 6.5%, from $142.2 million for the nine months ended September 30, 2022, to $151.4 million for the nine months ended September 30, 2023, primarily due to higher recurring technology service contract fees, partially offset by a $6.6 million decrease in merger-related expenses resulting from lower contract termination charges in 2023.
Intangible assets amortization increased $3.9 million, or 16.4%, from $23.7 million for the nine months ended September 30, 2022, to $27.6 million for the nine months ended September 30, 2023, primarily due to the amortization expense related to the broker dealer relationship and non-competition agreement intangible assets recorded in connection with the interLINK acquisition.
Marketing increased $2.5 million, or 23.7%, from $10.9 million for the nine months ended September 30, 2022, to $13.4 million for the nine months ended September 30, 2023, primarily due to a $2.3 million increase in merger-related charges, particularly as it relates to core conversion customer communications.
Professional and outside services decreased $2.3 million, or 2.6%, from $91.0 million for the nine months ended September 30, 2022, to $88.7 million for the nine months ended September 30, 2023, primarily due to a $2.0 million decrease in merger-related expenses, particularly as it relates to advisory and legal fees.
Deposit insurance increased $19.4 million, or 96.8%, from $20.0 million for the nine months ended September 30, 2022, to $39.4 million for the nine months ended September 30, 2023, primarily due to the increased initial base deposit insurance assessment rate schedules adopted by the FDIC, which took effect as of the first quarter of 2023 for all insured depository institutions, along with asset growth.
Other expense increased $11.8 million, or 9.8%, from $120.9 million for the nine months ended September 30, 2022, to $132.7 million for the nine months ended September 30, 2023, primarily due to a $16.1 million increase in merger-related expenses, particularly as it relates to contract termination charges and fixed asset write-offs, and increases in other miscellaneous expenses, partially offset by a decrease in community affairs costs.

Income Taxes
Comparison to Prior Year Quarter
For the three months ended September 30, 2023, and 2022, the Company recognized income tax expense of $52.0 million and $64.1 million, respectively, reflecting effective tax rates of 18.7% and 21.5%, respectively.
The decrease in income tax expense is primarily due to a lower level of pre-tax income recognized for the three months ended September 30, 2023, which is attributed to an increase in merger-related expenses in the third quarter of 2023 as compared to 2022. The decrease in the effective tax rate reflects the impact of higher merger-related expenses, as well as the recognition of a $3.3 million net discrete benefit in the third quarter of 2023 attributable to 2022 tax return true-up adjustments.
Comparison to Prior Year to Date
For the nine months ended September 30, 2023, and 2022, the Company recognized income tax expense of $180.4 million and $85.3 million, respectively, reflecting effective tax rates of 20.9% and 17.6%, respectively.
The lower income tax expense recognized for the nine months ended September 30, 2022, reflects the recognition of the pre-tax loss and $33.6 million income tax benefit in the first quarter of 2022 associated with the Sterling merger, which resulted in decreases to both income tax expense and the effective tax rate for the nine months ended September 30, 2022, whereas the income tax expense recognized for nine months ended September 30, 2023, represents a more normalized effective tax rate.
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

Commercial Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Net interest income	$391,386	$333,554	$1,159,306	$954,044
Non-interest income	30,605	40,497	98,257	128,670
Non-interest expense	110,306	102,415	329,397	294,375
Pre-tax, pre-provision net revenue	$311,685	$271,636	$928,166	$788,339
Comparison to Prior Year Quarter
Commercial Banking's PPNR increased $40.0 million, or 14.7%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $57.8 million increase in net interest income is primarily due to organic loan growth and the impact of the higher interest rate environment. The $9.9 million decrease in non-interest income is primarily due to lower cash management fees, syndication fees, loan servicing fees, customer interest rate derivative activities, and prepayment penalties. The $7.9 million increase in non-interest expense is primarily due to an increase in both technology and employee-related costs in order to support balance sheet growth.
Comparison to Prior Year to Date
Commercial Banking's PPNR increased $139.8 million, or 17.7%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $205.2 million increase in net interest income is primarily due to organic loan growth and the impact of the higher interest rate environment. The $30.4 million decrease in non-interest income is primarily due to lower customer interest rate derivative activities, loan servicing fees, prepayment penalties, cash management fees, and direct investment income. The $35.0 million increase in non-interest expense is primarily due to an increase in both technology and employee-related costs in order to support balance sheet growth.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2023	At December 31, 2022
Loans and leases	$40,260,913	$40,115,067
Deposits	19,410,863	19,563,227
Assets under administration / management (off-balance sheet)	2,726,632	2,258,635
Loans and leases increased $145.8 million, or 0.4%, at September 30, 2023, as compared to December 31, 2022, primarily due to organic growth in the commercial non-mortgage and commercial real estate categories, partially offset by net principal paydowns in the warehouse lending, equipment finance, and asset-based lending categories. Total portfolio originations for the nine months ended September 30, 2023, and 2022, were $6.3 billion and $10.6 billion, respectively. The $4.3 billion decrease was primarily due to a decrease in commercial real estate and commercial non-mortgage originations.
Deposits decreased $152.4 million, or 0.8%, at September 30, 2023, as compared to December 31, 2022, primarily due to customers rebalancing their deposit concentrations as a result of the high-profile bank failures in the first and second quarters of 2023, partially offset by the seasonal inflow of municipal deposits.
Commercial Banking held $0.9 billion and $0.6 billion in assets under administration and $1.8 billion and $1.7 billion in assets under management at September 30, 2023, and December 31, 2022, respectively. The combined increase of $0.4 billion, or 20.7%, was primarily due to customers shifting their deposits into investment accounts to purchase U.S. Treasury securities with government-backing, and higher valuations in the equity markets during the nine months ended September 30, 2023.

HSA Bank
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Net interest income	$77,669	$58,567	$224,820	$152,702
Non-interest income	20,799	25,842	67,889	79,352
Non-interest expense	39,870	36,725	126,213	110,674
Pre-tax net revenue	$58,598	$47,684	$166,496	$121,380
Comparison to Prior Year Quarter
HSA Bank's pre-tax net revenue increased $10.9 million, or 22.9%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $19.1 million increase in net interest income is primarily due to an increase in the net deposit interest rate spread and organic deposit growth. The $5.1 million decrease in non-interest income is primarily due to lower customer account service fees. The $3.1 million increase in non-interest expense is primarily due to an increase in compensation and benefits, higher service contract expenses related to additional account holders, and costs associated with the ongoing HSA Bank user experience build out.
Comparison to Prior Year to Date
HSA Bank's pre-tax net revenue increased $45.1 million, or 37.2%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $72.1 million increase in net interest income is primarily due to an increase in the net deposit interest rate spread and organic deposit growth. The $11.5 million decrease in non-interest income is primarily due to lower customer account service fees. The $15.5 million increase in non-interest expense is primarily due to an increase in compensation and benefits, higher service contract expenses related to additional account holders, and costs associated with the ongoing HSA Bank user experience build out.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2023	At December 31, 2022
Deposits	$8,229,618	$7,944,919
Assets under administration, through linked investment accounts (off-balance sheet)	4,094,690	3,393,832
Deposits increased $0.3 billion, or 3.6%, at September 30, 2023, as compared to December 31, 2022, primarily due to an increase in the number of account holders and organic deposit growth. HSA deposits accounted for approximately 13.6% and 14.7% of the Company's total consolidated deposits at September 30, 2023, and December 31, 2022, respectively.
Assets under administration, through linked investment accounts, increased $0.7 billion, or 20.7%, at September 30, 2023, as compared to December 31, 2022, primarily due to additional account holders and higher valuations in the equity markets during the nine months ended September 30, 2023.

Consumer Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Net interest income	$195,315	$195,748	$610,353	$511,712
Non-interest income	26,886	33,842	81,722	92,541
Non-interest expense	105,703	109,588	321,462	312,464
Pre-tax, pre-provision net revenue	$116,498	$120,002	$370,613	$291,789
Comparison to Prior Year Quarter
Consumer Banking's PPNR decreased $3.5 million, or 2.9%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to decreases in both net interest income and non-interest income, partially offset by a decrease in non-interest expense. The $0.4 million decrease in net interest income is primarily due to a slight decrease in deposits, partially offset by organic loan growth. The $7.0 million decrease in non-interest income is primarily due to lower investment services income driven by the outsourcing of the consumer investment services platform in the fourth quarter of 2022, and lower deposit and loan servicing fee income, partially offset by higher miscellaneous fee income. The $3.9 million decrease in non-interest expense is primarily driven by the outsourcing of the consumer investment services platform in the fourth quarter of 2022, coupled with lower technology expenses.
Comparison to Prior Year to Date
Consumer Banking's PPNR increased $78.8 million, or 27.0%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $98.6 million increase in net interest income is primarily due to organic loan growth and the impact of the higher interest rate environment. The $10.8 million decrease in non-interest income is primarily due to lower investment services income driven by the outsourcing of the consumer investment services platform in the fourth quarter of 2022, partially offset by higher miscellaneous fee income. The $9.0 million increase in non-interest expense is primarily due to increased staffing and servicing costs associated with deposit growth initiatives, which were partially offset by lower compensation and benefits expenses driven by the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2023	At December 31, 2022
Loans	$9,807,617	$9,624,465
Deposits	23,624,285	23,609,941
Assets under administration (off-balance sheet)	7,614,507	7,872,397
Loans increased $0.2 billion, or 1.9%, at September 30, 2023, as compared to December 31, 2022, primarily due to growth in residential mortgages and small business commercial loans, partially offset by net principal paydowns in home equity and other consumer loans. Total portfolio originations for the nine months ended September 30, 2023, and 2022, were $1.0 billion and $2.1 billion, respectively. The $1.1 billion decrease was primarily due to the increase in market rates and low housing inventories, which resulted in lower residential mortgage originations.
Deposits increased $14.3 million, or 0.1%, at September 30, 2023, as compared to December 31, 2022, primarily due to the impact of the higher interest rate environment, which has attracted consumers to certificates of deposit and money market products, partially offset by seasonal demand deposit outflows.
Assets under administration decreased $0.3 billion, or 3.3%, at September 30, 2023, as compared to December 31, 2022, primarily due to customer investment outflows, partially offset by higher valuations in the equity markets during the nine months ended September 30, 2023.

Financial Condition
Total assets increased $1.8 billion, or 2.6%, from $71.3 billion at December 31, 2022, to $73.1 billion at September 30, 2023. The change in total assets was primarily attributed to the following, which experienced changes greater than $100 million dollars:
•Cash and cash equivalents increased $1.3 billion, primarily due to the Company's risk management approach to hold higher levels of on-balance sheet liquidity in 2023;
•FHLB and FRB stock decreased $139.8 million, primarily due to the lower FHLB stock investment required as a result of the decrease in FHLB advances;
•DTAs, net increased $107.3 million, primarily due to the $85.6 million deferred tax effect on the increase in other comprehensive loss;
•Loans and leases increased $0.3 billion, primarily due to $7.3 billion of originations during the nine months ended September 30, 2023, particularly across the commercial non-mortgage and commercial real estate categories, partially offset by net principal paydowns and commercial loan sales; and
•Goodwill and other net intangible assets increased a combined $129.8 million. Goodwill increased $117.4 million, which reflects the $143.2 million recognized in connection with the interLINK acquisition, partially offset by the impact of the Sterling merger measurement period adjustments recorded during the first quarter of 2023. The $12.4 million increase in other net intangible assets is primarily due to the $36.0 million broker dealer relationship and $4.0 million non-competition agreement recognized in connection with the interLINK acquisition, partially offset by year-to-date amortization charges.
Total liabilities increased $1.7 billion, or 2.7%, from $63.2 billion at December 31, 2022, to $64.9 billion at September 30, 2023. The change in total liabilities was primarily attributed to the following:
•Total deposits increased $6.3 billion, reflecting a $7.8 billion increase in interest-bearing deposits, partially offset by a $1.5 billion decrease in non-interest-bearing deposits. The overall increase in deposits is primarily due to the $5.2 billion of sweep money market deposits added as a result of the interLINK acquisition, as well as time deposit and HSA deposit growth, partially offset by the impact of customers rebalancing their deposit concentrations as a result of the high-profile bank failures in the first and second quarters of 2023;
•Securities sold under agreements to repurchase and other borrowings decreased $1.0 billion, primarily due to $0.9 billion of federal funds purchased at December 31, 2022, as compared to none at September 30, 2023. The additional liquidity generated from the interLINK deposit sweep program allowed for the paydown of higher rate federal funds purchased in the first quarter of 2023;
•FHLB advances decreased $3.7 billion, as the additional liquidity generated from the interLINK deposit sweep program allowed for the paydown of FHLB advances;
•Long-term debt decreased $22.6 million, primarily due to the repurchase and retirement of $17.5 million of the 4.375% Senior fixed-rate notes due February 15, 2024;
•Accrued expenses and other liabilities increased $100.2 million, primarily due to increases in treasury derivative liabilities, accrued interest payable, and unfunded LIHTC commitments, partially offset by the payment of accrued employee bonuses in the first quarter of 2023, and a decrease in operating lease liabilities.
Total stockholders' equity increased $0.1 billion, or 1.8%, from $8.1 billion at December 31, 2022, to $8.2 billion at
September 30, 2023. The change in total stockholders' equity was attributed to the following:
•The adoption of ASU No. 2022-02, which resulted in a $4.2 million cumulative-effect adjustment to retained earnings;
•Net income recognized of $682.4 million;
•Other comprehensive loss, net of tax, of $230.8 million, primarily due to increases in unrealized losses resulting from higher market rates, impacting both the available-for-sale securities portfolio and cash flow hedges;
•Dividends paid to common and preferred stockholders of $209.2 million and $12.5 million, respectively;
•Employee stock-based compensation plan activity of $40.2 million, inclusive of restricted stock amortization and forfeitures, and stock options exercised of $1.7 million; and
•Repurchases of common stock of $108.8 million under the Company's common stock repurchase program and $15.8 million related to employee stock-based compensation plans.

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
The ALCO manages the Company's investment securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in such security presents a safety and soundness concern. At both September 30, 2023, and December 31, 2022, the Company had investment securities totaling $14.5 billion, with an average risk weighting for regulatory purposes of 17.3% and 19.0%, respectively. Although the Bank held the entirety of the Company's investment securities portfolio at both September 30, 2023, and December 31, 2022, the Holding Company may also directly hold investment securities.
The following table summarizes the balances and percentage composition of the Company's investment securities:

	At September 30, 2023		At December 31, 2022
(In thousands)	Amount	%	Amount	%
Available-for-sale:
U.S. Treasury notes	$387,021	5.1%	$717,040	9.1%
Government agency debentures	248,536	3.2	258,374	3.3
Municipal bonds and notes	1,523,322	19.9	1,633,202	20.7
Agency CMO	49,905	0.7	59,965	0.8
Agency MBS	2,252,635	29.4	2,158,024	27.3
Agency CMBS	1,755,131	22.9	1,406,486	17.8
CMBS	786,602	10.3	896,640	11.4
CLO	—	—	2,107	—
Corporate debt	601,582	7.9	704,412	8.9
Private label MBS	39,878	0.5	44,249	0.6
Other	8,779	0.1	12,198	0.1
Total available-for-sale securities	$7,653,391	100.0%	$7,892,697	100.0%
Held-to-maturity:
Agency CMO	$24,406	0.4%	$28,358	0.4%
Agency MBS	2,470,192	35.9	2,626,114	40.0
Agency CMBS	3,363,390	48.9	2,831,949	43.1
Municipal bonds and notes (1)	917,755	13.3	928,845	14.2
CMBS	100,232	1.5	149,613	2.3
Total held-to-maturity securities	$6,875,975	100.0%	$6,564,879	100.0%
Total investment securities	$14,529,366		$14,457,576
(1)The balances at both September 30, 2023, and December 31, 2022, exclude the $0.2 million ACL recorded on held-to-maturity securities.
Available-for-sale securities decreased $0.2 billion, or 3.0%, from $7.9 billion at December 31, 2022, to $7.7 billion at
September 30, 2023, primarily due to sales of $0.4 billion in U.S. Treasury notes, Corporate debt securities, and Municipal bonds and notes, and the increase in gross unrealized losses, partially offset by purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories. The sale of available-for-sale securities during the nine months ended September 30, 2023, resulted in $20.5 million of gross realized losses, $3.8 million of which was attributed to a decline in credit quality, and therefore has been included in the Provision for credit losses. The average FTE yield on the available-for-sale portfolio was 3.14% and 2.96% for the three and nine months ended September 30, 2023, respectively, as compared to 2.38% and 2.20% for the three and nine months ended September 30, 2022, respectively. The 76 basis point increase for both periods is primarily due to higher market rates on securities purchased in 2023.

At September 30, 2023, and December 31, 2022, gross unrealized losses on available-for-sale securities were $1.1 billion and $0.9 billion, respectively. The $0.2 billion increase is primarily due to higher market rates. Available-for-sale securities are evaluated for credit losses on a quarterly basis. No ACL was recorded on available-for-sale securities as of either period as each of the securities in the Company's portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences. At September 30, 2023, based on current market conditions and the Company's current targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period, and it is more-likely-than-not that the Company will not have to sell these available-for-sale securities before the recovery of the entire amortized cost basis.
Held-to-maturity securities increased $0.3 billion, or 4.7%, from $6.6 billion at December 31, 2022, to $6.9 billion at
September 30, 2023, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories. The average FTE yield on the held-to-maturity portfolio was 3.01% and 2.94% for the three and nine months ended September 30, 2023, respectively, as compared to 2.43% and 2.25% for the three and nine months ended September 30, 2022, respectively. The 58 and 69 basis point increases, respectively, are primarily due to higher market rates on securities purchased in 2023.
At September 30, 2023, and December 31, 2022, gross unrealized losses on held-to-maturity securities were $1.2 billion and $0.8 billion, respectively. The $0.4 billion increase is primarily due to higher market rates. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At both September 30, 2023, and December 31, 2022, the ACL on held-to-maturity securities was $0.2 million.
The following table summarizes the book value of investment securities by the earlier of either contractual maturity or call date, as applicable, along with the respective weighted-average yields:

	At September 30, 2023
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
U.S. Treasury notes	$24,064	1.30%	$362,957	1.28%	$—	—%	$—	—%	$387,021	1.28%
Government agency debentures	—	—	73,257	2.41	6,976	2.20	168,303	3.26	248,536	2.98
Municipal bonds and notes	12,406	2.17	167,706	1.63	644,252	1.55	698,958	1.58	1,523,322	1.58
Agency CMO	—	—	351	2.96	4,795	3.14	44,759	2.89	49,905	2.91
Agency MBS	12	(4.55)	19,048	1.30	136,130	1.74	2,097,445	2.93	2,252,635	2.85
Agency CMBS	1,589	2.27	106,916	1.09	22,116	2.15	1,624,510	3.43	1,755,131	3.27
CMBS	—	—	68,704	6.91	—	—	717,898	6.88	786,602	6.88
Corporate debt	9,215	3.44	157,763	2.55	380,332	3.19	54,272	3.54	601,582	3.06
Private label MBS	—	—	—	—	—	—	39,878	4.01	39,878	4.01
Other	—	—	4,745	3.80	4,034	2.71	—	—	8,779	3.30
Total available-for-sale securities	$47,286	1.97%	$961,447	2.03%	$1,198,635	2.12%	$5,446,023	3.45%	$7,653,391	3.06%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$24,406	2.90%	$24,406	2.90%
Agency MBS	148	3.13	833	2.12	26,693	2.49	2,442,518	2.47	2,470,192	2.47
Agency CMBS	—	—	—	—	124,287	2.67	3,239,103	3.12	3,363,390	3.10
Municipal bonds and notes	8,186	3.32	56,204	3.25	212,301	2.69	641,064	3.22	917,755	3.10
CMBS	—	—	—	—	—	—	100,232	2.66	100,232	2.66
Total held-to-maturity securities	$8,334	3.31%	$57,037	3.23%	$363,281	2.67%	$6,447,323	2.87%	$6,875,975	2.86%
Total investment securities	$55,620	2.17%	$1,018,484	2.10%	$1,561,916	2.24%	$11,893,346	3.14%	$14,529,366	2.97%
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

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company's loans and leases:

	At September 30, 2023		At December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$16,508,188	33.0%	$16,392,795	32.9%
Asset-based	1,632,962	3.3	1,821,642	3.7
Commercial real estate	13,348,495	26.6	12,997,163	26.1
Multi-family	7,234,759	14.4	6,621,982	13.3
Equipment financing	1,431,858	2.9	1,628,393	3.3
Warehouse lending	118,478	0.2	641,976	1.3
Residential	8,228,451	16.4	7,963,420	16.0
Home equity	1,533,046	3.1	1,633,107	3.3
Other consumer	51,909	0.1	63,948	0.1
Total loans and leases (1)	$50,088,146	100.0%	$49,764,426	100.0%
(1)The amortized cost balances at September 30, 2023, and December 31, 2022, exclude the ACL recorded on loans and leases of $635.4 million and $594.7 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At September 30, 2023
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$148,655	$606,978	$2,255,590	$1,540,099	$4,551,322
Asset-based	26,863	22,288	—	—	49,151
Commercial real estate	533,984	1,911,013	1,118,623	119,612	3,683,232
Multi-family	339,336	2,893,705	1,366,070	63,685	4,662,796
Equipment financing	150,523	1,010,986	270,349	—	1,431,858
Residential	447	58,856	391,502	5,036,580	5,487,385
Home equity	3,955	24,580	175,486	207,500	411,521
Other consumer	13,977	8,162	308	136	22,583
Total fixed rate loans and leases	$1,217,740	$6,536,568	$5,577,928	$6,967,612	$20,299,848
Variable rate:
Commercial non-mortgage	$3,758,122	$7,630,541	$499,569	$68,634	$11,956,866
Asset-based	369,057	1,209,493	5,261	—	1,583,811
Commercial real estate	2,019,188	4,810,103	2,140,275	695,697	9,665,263
Multi-family	298,155	1,090,687	1,156,737	26,384	2,571,963
Warehouse lending	118,478	—	—	—	118,478
Residential	632	10,526	307,574	2,422,334	2,741,066
Home equity	2,111	6,665	135,247	977,502	1,121,525
Other consumer	5,608	14,336	2,486	6,896	29,326
Total variable rate loans and leases	$6,571,351	$14,772,351	$4,247,149	$4,197,447	$29,788,298
Total loans and leases (1)	$7,789,091	$21,308,919	$9,825,077	$11,165,059	$50,088,146
(1)Amounts due exclude total accrued interest receivable of $261.7 million.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $40.7 million, or 6.8%, from $594.7 million at December 31, 2022, to $635.4 million at September 30, 2023, primarily due to the impact of the current macroeconomic environment on credit performance and organic loan growth, partially offset by year to date net charge-offs.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At September 30, 2023		At December 31, 2022
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$222,735	35.0%	$197,950	33.3%
Asset-based	19,289	3.0	16,094	2.7
Commercial real estate	232,177	36.5	214,771	36.1
Multi-family	85,539	13.5	80,652	13.6
Equipment financing	24,116	3.8	23,081	3.9
Warehouse lending	637	0.1	577	0.1
Residential	22,793	3.6	26,907	4.5
Home equity	27,667	4.4	32,296	5.4
Other consumer	485	0.1	2,413	0.4
Total ACL on loans and leases	$635,438	100.0%	$594,741	100.0%
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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	At September 30, 2023	At December 31, 2022
Non-performing loans and leases (1)	$215,053	$203,791
Total loans and leases	50,088,146	49,764,426
Non-performing loans and leases as a percentage of loans and leases	0.43%	0.41%

Non-performing assets (1)	$218,402	$206,136
Total loans and leases	$50,088,146	$49,764,426
Add: OREO	3,349	2,345
Total loans and leases plus OREO	$50,091,495	$49,766,771
Non-performing assets as a percentage of loans and leases plus OREO	0.44%	0.41%

Non-performing assets (1)	$218,402	$206,136
Total assets	73,130,851	71,277,521
Non-performing assets as a percentage of total assets	0.30%	0.29%

ACL on loans and leases	$635,438	$594,741
Non-performing loans and leases (1)	215,053	203,791
ACL on loans and leases as a percentage of non-performing loans and leases	295.48%	291.84%

ACL on loans and leases	$635,438	$594,741
Total loans and leases	50,088,146	49,764,426
ACL on loans and leases as a percentage of loans and leases	1.27%	1.20%

ACL on loans and leases	$635,438	$594,741
Net charge-offs	98,780	67,288
Ratio of ACL on loans and leases to net charge-offs (2)	6.43x	8.84x
(1)Non-performing assets balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)Calculated for the September 30, 2023, period based on annualized year-to-date net charge-offs.

The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	At or for the three months ended September 30,
	2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$1,827	$17,077,110	0.04%	$24,388	$14,404,363	0.68%
Asset-based	2,999	1,663,481	0.72	(1)	1,811,073	—
Commercial real estate	19,736	13,451,160	0.59	4,684	12,430,026	0.15
Multi-family	—	7,163,174	—	201	6,073,051	0.01
Equipment financing	2,506	1,479,821	0.68	671	1,741,214	0.15
Warehouse lending	—	282,845	—	—	635,203	—
Residential	(129)	8,200,938	(0.01)	(515)	7,384,704	(0.03)
Home equity	1,087	1,539,824	0.28	(1,285)	1,673,477	(0.31)
Other consumer	1,286	53,835	9.56	383	76,567	2.00
Total	$29,312	$50,912,188	0.23%	$28,526	$46,229,678	0.25%

	At or for the nine months ended September 30,
	2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$5,808	$16,936,954	0.05%	$42,023	$12,917,615	0.43%
Asset-based	16,188	1,736,374	1.24	(48)	1,735,435	—
Commercial real estate	48,129	13,407,047	0.48	7,410	10,850,895	0.09
Multi-family	1,033	6,962,983	0.02	404	5,830,630	0.01
Equipment financing	1,667	1,556,090	0.14	1,030	1,645,453	0.08
Warehouse lending	—	417,950	—	—	518,941	—
Residential	(963)	8,088,625	(0.02)	(1,067)	6,874,793	(0.02)
Home equity	(146)	1,572,045	(0.01)	(3,652)	1,668,474	(0.29)
Other consumer	2,369	55,623	5.68	955	83,290	1.53
Total	$74,085	$50,733,691	0.19%	$47,055	$42,125,526	0.15%
(1)Percentage represents annualized year-to-date net charge-offs (recoveries) to average loans and leases within the comparable category.
Net charge-offs for both the three months ended September 30, 2023, and 2022, reflect the effects of the Company's commercial portfolio optimization charges. Although total net charge-offs modestly increased for the three months ended September 30, 2023, as compared to 2022, net charge-offs as a percentage of average loans and leases respectively decreased from 0.25% to 0.23%, due to the higher average loans and leases balance in 2023.
Net charge-offs as a percentage of average loans and leases were 0.19% and 0.15% for the nine months ended September 30, 2023, and 2022, respectively. The increased level of net charge-offs is primarily due to the impact of the current macroeconomic environment on credit performance and higher commercial portfolio optimization charges in 2023.
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
At September 30, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Although regulatory agencies have not issued formal guidance mandating more stringent liquidity and capital requirements, the Company is anticipating a greater focus on the liquidity and capital adequacy of financial institutions in response to the high-profile bank failures that occurred during the first and second quarters of 2023, and has taken appropriate measures to mitigate the risk that such requirements, if implemented, may have on its business, financial positions, and results of operations.

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
During the three and nine months ended September 30, 2023, the Bank paid $250.0 million and $500.0 million in dividends to the Holding Company, respectively. At September 30, 2023, there was $693.9 million of retained earnings available for the payment of dividends by the Bank to the Holding Company. On October 24, 2023, the Bank was approved to pay the Holding Company $100.0 million in dividends for the fourth quarter of 2023.
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
The quarterly cash dividend to common stockholders remained at $0.40 per common share during the three months ended
September 30, 2023. On October 24, 2023, it was announced that the Holding Company’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For the Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share were declared, respectively. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Holding Company maintains a common stock repurchase program, which was approved by the Board of Directors, that authorizes management to purchase shares of its common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to certain conditions. During the three months ended September 30, 2023, the Holding Company repurchased 1,201,476 shares under the program at a weighted-average price of $41.60 per share, totaling $50.0 million. At September 30, 2023, the Holding Company's remaining purchase authority was $293.4 million. In addition, the Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the three months ended September 30, 2023, the Company repurchased 8,777 shares at a weighted-average price of $41.18 per share, totaling $0.4 million, for this purpose.
The IRA imposes a 1% excise tax on the value of net stock repurchased by certain publicly traded corporations, including the Company, after December 31, 2022. At September 30, 2023, the Company recorded a $0.8 million liability for such excise tax owed, with an offset to Treasury stock on the Condensed Consolidated Balance Sheet.
Webster Bank Liquidity. The Bank's primary source of funding is core deposits. Including time deposits, the Bank had a loan to total deposit ratio of 83.0% and 92.1% at September 30, 2023, and December 31, 2022, respectively.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At September 30, 2023, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.
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

Quantitative measures established by Basel III to ensure capital adequacy require financial institutions to maintain minimum ratios of CET1 capital, Tier 1 capital, Total capital to risk-weighted assets, and Tier 1 capital to average tangible assets (as defined in the regulations). At September 30, 2023, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.
In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, capital ratios will phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2022, 2023, and 2024, the Company is allowed 75%, 50%, and 25%, respectively, of the regulatory capital benefit as of
December 31, 2021, with full absorption occurring in 2025. At September 30, 2023, the regulatory capital benefit allowed from the delayed CECL adoption resulted in a 6, 6, and 4 basis point increase to the Holding Company's and the Bank's CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), respectively, and a 1 basis point decrease to Total capital to total risk-weighted assets (Total risk-based capital). Both the Holding Company's and the Bank's regulatory ratios remain in excess of being well-capitalized, even without the regulatory capital benefit of the delayed CECL adoption impact.
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
With the acquisition of interLINK during the first quarter of 2023, the Bank received $5.2 billion of money market deposits at September 30, 2023, which added a unique source of core deposit funding and scalable liquidity to the Company's already differentiated, omnichannel deposit gathering capabilities.
Total deposits were $60.3 billion and $54.0 billion at September 30, 2023, and December 31, 2022, respectively. The $6.3 billion increase was primarily due to the interLINK money market deposits, as well as time deposit and HSA deposit growth, partially offset by customers rebalancing their deposit concentrations as a result of the high-profile bank failures in the first and second quarters of 2023. Throughout 2023, customer preferences have shifted from checking and savings account products to certificates of deposit and money market products, which are currently more attractive in the higher interest rate environment.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended September 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$11,335,734	—%	$13,590,667	—%
Interest-bearing:
Checking	8,762,995	1.57	9,274,538	0.37
Health savings accounts	8,235,632	0.15	7,854,425	0.06
Money market	17,088,597	3.85	11,287,581	0.71
Savings	6,822,307	0.83	9,236,443	0.22
Time deposits	7,342,757	4.10	2,716,885	0.37
Total interest-bearing	48,252,288	2.44	40,369,872	0.37
Total average deposits	$59,588,022	1.96%	$53,960,539	0.28%

	Nine months ended September 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$11,775,500	—%	$12,758,489	—%
Interest-bearing:
Checking	8,826,074	1.37	8,797,586	0.19
Health savings accounts	8,259,408	0.15	7,809,082	0.06
Money market	15,154,298	3.42	10,609,705	0.37
Savings	7,461,886	0.69	8,480,071	0.10
Time deposits	6,192,415	3.66	2,649,328	0.25
Total interest-bearing	45,894,081	2.02	38,345,772	0.20
Total average deposits	$57,669,581	1.61%	$51,104,261	0.15%

Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion, and affiliate deposits. At September 30, 2023, and December 31, 2022, total uninsured deposits as per regulatory reporting requirements and reported on Schedule RC-O of the Bank's Call Report were $22.0 billion and $22.5 billion, respectively.
The following table summarizes uninsured deposits information at September 30, 2023, after certain exclusions:

(In thousands)	At September 30, 2023
Uninsured deposits, per regulatory reporting requirements	$22,032,100
Less: Affiliate deposits	(2,909,761)
Collateralized deposits	(5,737,371)
Uninsured deposits, after exclusions	$13,384,968

Immediately available liquidity (1)	$19,762,581
Uninsured deposits coverage	147.6%
(1)Reflects $13.4 billion and $3.6 billion of additional borrowing capacity from the FHLB and the FRB, respectively, and $2.8 billion in unencumbered liquid assets.
Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 22.2% of total deposits at September 30, 2023. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer facing, and therefore are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Quarterly Report on Form 10-Q, the Company's uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and collateralized deposits, is consistent with the percentage reported at September 30, 2023.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	September 30, 2023
Portion of U.S. time deposits in excess of insurance limit	$2,745,580
Time deposits otherwise uninsured with a maturity of:
3 months or less	$1,977,398
Over 3 months through 6 months	689,549
Over 6 months through 12 months	70,944
Over 12 months	7,689
Additional information regarding period-end deposit balances and rates can be found within Note 7: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. The Bank's primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowed funds were $3.0 billion and $7.7 billion at September 30, 2023, and December 31, 2022, respectively, and represented 4.1% and 10.8% of total assets, respectively. The $4.7 billion decrease is primarily due to decreases of $3.7 billion, $0.9 billion, and $0.1 billion in FHLB advances, federal funds purchased, and securities sold under agreements to repurchase, respectively.
The Bank had additional borrowing capacity from the FHLB of $13.4 billion and $4.3 billion at September 30, 2023, and December 31, 2022, respectively. The Bank also had additional borrowing capacity from the FRB of $3.6 billion and $1.2 billion at September 30, 2023, and December 31, 2022, respectively. Unpledged investment securities of $1.0 billion at September 30, 2023, could have been used for collateral on borrowings or to increase borrowing capacity by either $0.8 billion with the FHLB or $1.0 billion with the FRB.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $157.5 million and $282.0 million at September 30, 2023, and December 31, 2022, respectively. The $124.5 million decrease is primarily due to fluctuations in customers' overnight account balances.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. There were no federal funds purchased at September 30, 2023, whereas federal funds purchased totaled $0.9 billion at December 31, 2022. The additional liquidity generated from the interLINK deposit sweep program allowed for the paydown of higher rate federal funds purchased in the first quarter of 2023. There were no federal funds purchased in either the second or third quarter of 2023.

FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $1.8 billion and $5.5 billion at September 30, 2023, and December 31, 2022, respectively. The $3.7 billion decrease is primarily due to the additional liquidity generated from the interLINK deposit sweep program, which allowed for the paydown of FHLB advances.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, subordinated fixed-to-floating-rate notes maturing in 2029 and 2030, and floating-rate junior subordinated notes maturing in 2033. Long-term debt remained relatively flat on a comparative basis, totaling approximately $1.1 billion at both September 30, 2023, and December 31, 2022.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended September 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$170,256	0.12%	$479,308	0.95%
Federal funds purchased	—	—	889,818	2.24
FHLB advances	2,945,136	5.34	2,402,596	2.25
Long-term debt	1,051,380	3.70	1,075,683	3.47
Total average borrowings	$4,166,772	4.72%	$4,847,405	2.38%

	Nine months ended September 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$209,723	0.11%	$528,353	0.88%
Federal funds purchased	221,266	4.62	478,038	1.75
FHLB advances	5,104,372	5.09	1,198,754	1.87
Long-term debt	1,061,643	3.68	1,017,120	3.40
Total average borrowings	$6,597,004	4.69%	$3,222,265	2.16%
Additional information regarding period-end borrowings balances and rates can be found within Note 8: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of eleven district FHLBs, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for the Bank to maintain its membership and access to advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. The Bank held FHLB capital stock of $78.7 million and $221.4 million at September 30, 2023, and December 31, 2022, respectively. The most recent FHLB quarterly cash dividend was paid on November 2, 2023, in an amount equal to an annual yield of 8.31%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. The Bank held FRB capital stock of $227.4 million and $224.5 million at September 30, 2023, and December 31, 2022, respectively. The most recent FRB semi-annual cash dividend was paid on June 30, 2023, in an amount equal to an annual yield of 3.79%.
Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at September 30, 2023. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company's current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Senior notes	$—	$132,550	$—	$—	$—	$300,000	$432,550
Subordinated notes	—	—	—	—	—	499,000	499,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	1,550,113	250,000	—	—	239	9,866	1,810,218
Securities sold under agreements to repurchase	157,491	—	—	—	—	—	157,491
Time deposits	3,454,002	3,790,109	137,311	54,969	34,419	16,709	7,487,519
Operating lease liabilities	7,438	42,527	39,423	35,413	29,978	99,347	254,126
Contingent consideration	—	12,500	4,826	—	—	—	17,326
Royalty liabilities	855	8,940	1,560	—	—	—	11,355
Purchase obligations (2)	145,267	51,808	29,067	13,257	8,845	18,620	266,864
Total contractual obligations	$5,315,166	$4,288,434	$212,187	$103,639	$73,481	$1,020,862	$11,013,769
(1)Interest payments on borrowings have been excluded.
(2)Purchase obligations represent agreements to purchase goods or services of $1.0 million or more that are enforceable and legally binding and specify all significant terms.
In addition, in the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, and commercial and standby letters of credit, which involve to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $11.6 billion at September 30, 2023, does not necessarily reflect future cash payments.
The Company also enters into commitments to invest in venture capital and private equity funds, as well as LIHTC investments to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $512.4 million at September 30, 2023. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
Pension obligations are funded by the Company, as needed, to provide for participant benefit payments as it relates to the Company's frozen, non-contributory, qualified defined benefit pension plan. Decisions to contribute to the defined benefit pension plan are made based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. There is no requirement for the Company to contribute to the defined benefit pension plan in 2023, nor does it currently anticipate that it will be required to contribute in 2024. The Company's non-qualified supplemental executive retirement plans and other post-employment benefit plans are unfunded.
At September 30, 2023, the Company's Condensed Consolidated Balance Sheet reflects a liability for uncertain tax positions of $11.0 million and $2.5 million of accrued interest and penalties, respectively. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
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
Management measures interest rate risk using simulation analysis and asset/liability modeling software to calculate the Company's earnings at risk and equity at risk. Interest rates are generally assumed to change up or down in a parallel fashion, and the net interest income results in each scenario are compared to a flat rate base scenario. The flat rate base scenario holds the end of period yield curve constant over a twelve-month forecast horizon. At September 30, 2023, and December 31, 2022, the flat rate base scenario assumed a federal funds rate of 5.50% and 4.50%, respectively. The federal funds rate target range was 5.25-5.50% at September 30, 2023, and 4.25-4.50% at December 31, 2022. Since interest rates rose sharply in 2022, and have continued to rise in 2023, management has incorporated the up and down 300 basis point rate scenarios back into its assessment of interest rate risk.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company's net interest income over a twelve-month period starting at September 30, 2023, and December 31, 2022, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
September 30, 2023	(6.0)%	(3.6)%	(1.6)%	1.1%	2.4%	4.1%
December 31, 2022	n/a	(6.9)%	(3.3)%	3.2%	6.5%	n/a
Asset sensitivity in terms of net interest income decreased at September 30, 2023, as compared to December 31, 2022, primarily due to changes in the overall balance sheet composition, which included the addition of $5.2 billion in price-sensitive deposits from interLINK, an increase in interest paid on deposits, and the implementation of incremental asset sensitivity measures, such as hedges, during the nine months ended September 30, 2023. Loans at floors were $0.3 billion at September 30, 2023, and $0.4 billion at December 31, 2022. While loans with floors, which are considered “in the money”, have the impact of reducing overall asset sensitivity, as interest rates continue to rise, these loans will move through their floors and reprice accordingly.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company's net interest income for the subsequent twelve-month period starting at September 30, 2023, and December 31, 2022:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2023	(1.0)%	(0.4)%	(0.1)%	(0.2)%	(2.4)%	(1.2)%	1.0%	2.1%
December 31, 2022	(4.2)%	(2.0)%	1.7%	3.3%	(2.4)%	(1.2)%	1.3%	2.6%
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
Sensitivity to both the short end and the long end of the yield curve for net interest income generally decreased at September 30, 2023, as compared to December 31, 2022, primarily due to changes in the overall balance sheet composition.

The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at September 30, 2023, and December 31, 2022:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100bp	+100bp
September 30, 2023
Assets	$73,130,851	$68,038,024	$969,732	$(1,495,766)
Liabilities	64,931,650	58,803,372	1,816,456	(1,651,571)
Net	$8,199,201	$9,234,652	$(846,724)	$155,805
Net change as % base net economic value			(9.2)%	1.7%

December 31, 2022
Assets	$71,277,521	$67,920,989	$1,161,794	$(1,247,083)
Liabilities	63,221,335	55,951,495	1,959,399	(1,716,697)
Net	$8,056,186	$11,969,494	$(797,605)	$469,614
Net change as % base net economic value			(6.7)%	3.9%
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
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At September 30, 2023, and December 31, 2022, the Company's duration gap was negative 1.1 years and negative 1.4 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than the duration of financial assets, and therefore, liabilities have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, the Company's net estimated economic value would generally be expected to increase when interest rates rise, as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise, and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company's interest rate risk position at September 30, 2023, represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.
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

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$406,300	$264,118
Interest-bearing deposits	1,766,431	575,825
Investment securities available-for-sale, at fair value	7,653,391	7,892,697
Investment securities held-to-maturity, net of allowance for credit losses of $203 and $182	6,875,772	6,564,697
Federal Home Loan Bank and Federal Reserve Bank stock	306,085	445,900
Loans held for sale ($837 and $1,991 valued under fair value option)	46,267	1,991
Loans and leases	50,088,146	49,764,426
Allowance for credit losses on loans and leases	(635,438)	(594,741)
Loans and leases, net	49,452,708	49,169,685
Deferred tax assets, net	478,926	371,634
Premises and equipment, net	431,698	430,184
Goodwill	2,631,465	2,514,104
Other intangible assets, net	211,752	199,342
Cash surrender value of life insurance policies	1,242,648	1,229,169
Accrued interest receivable and other assets	1,627,408	1,618,175
Total assets	$73,130,851	$71,277,521
Liabilities and stockholders' equity:
Deposits:
Non-interest-bearing	$11,410,063	$12,974,975
Interest-bearing	48,921,704	41,079,365
Total deposits	60,331,767	54,054,340
Securities sold under agreements to repurchase and other borrowings	157,491	1,151,830
Federal Home Loan Bank advances	1,810,218	5,460,552
Long-term debt	1,050,539	1,073,128
Accrued expenses and other liabilities	1,581,635	1,481,485
Total liabilities	64,931,650	63,221,335
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares	1,828	1,828
Paid-in capital	6,164,846	6,173,240
Retained earnings	3,170,330	2,713,861
Treasury stock, at cost—10,721,945 and 8,770,472 shares	(506,003)	(431,762)
Accumulated other comprehensive (loss), net of tax	(915,779)	(684,960)
Total stockholders' equity	8,199,201	8,056,186
Total liabilities and stockholders' equity	$73,130,851	$71,277,521
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest Income:
Interest and fees on loans and leases	$793,626	$525,960	$2,281,955	$1,303,774
Taxable interest and dividends on investments	123,635	77,570	371,974	200,832
Non-taxable interest on investment securities	13,511	13,999	40,730	36,465
Loans held for sale	17	40	454	73
Total interest income	930,789	617,569	2,695,113	1,541,144
Interest Expense:
Deposits	293,955	37,492	695,625	57,350
Securities sold under agreements to repurchase and other borrowings	50	6,242	7,940	9,876
Federal Home Loan Bank advances	40,196	13,814	196,878	17,034
Long-term debt	9,452	9,018	28,422	24,973
Total interest expense	343,653	66,566	928,865	109,233
Net interest income	587,136	551,003	1,766,248	1,431,911
Provision for credit losses	36,500	36,531	114,747	237,619
Net interest income after provision for credit losses	550,636	514,472	1,651,501	1,194,292
Non-interest Income:
Deposit service fees	41,005	50,807	131,859	150,019
Loan and lease related fees	19,966	26,769	63,499	77,355
Wealth and investment services	7,254	11,419	21,232	33,260
Mortgage banking activities	42	86	230	616
Cash surrender value of life insurance policies	6,620	7,718	19,641	22,694
(Loss) on sale of investment securities	—	(2,234)	(16,795)	(2,234)
Other income	15,495	19,071	30,856	56,894
Total non-interest income	90,382	113,636	250,522	338,604
Non-interest Expense:
Compensation and benefits	180,333	173,983	526,838	545,641
Occupancy	18,617	23,517	59,042	93,725
Technology and equipment	55,261	45,283	151,442	142,182
Intangible assets amortization	8,899	8,511	27,589	23,700
Marketing	4,810	3,918	13,446	10,868
Professional and outside services	26,874	21,618	88,693	91,041
Deposit insurance	13,310	8,026	39,356	19,996
Other expense	54,474	45,215	132,728	120,930
Total non-interest expense	362,578	330,071	1,039,134	1,048,083
Income before income taxes	278,440	298,037	862,889	484,813
Income tax expense	51,965	64,069	180,442	85,281
Net income	226,475	233,968	682,447	399,532
Preferred stock dividends	4,162	4,162	12,487	11,756
Net income available to common stockholders	$222,313	$229,806	$669,960	$387,776

Earnings per common share:
Basic	$1.29	$1.31	$3.85	$2.32
Diluted	1.28	1.31	3.85	2.32
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Net income	$226,475	$233,968	$682,447	$399,532
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(174,594)	(242,231)	(188,013)	(692,383)
Derivative instruments	(22,711)	(13,699)	(48,860)	(21,851)
Defined benefit pension and other postretirement benefit plans	349	361	6,054	(87)
Other comprehensive (loss), net of tax	(196,956)	(255,569)	(230,819)	(714,321)
Comprehensive income (loss)	$29,519	$(21,601)	$451,628	$(314,789)
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended September 30, 2023
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders' Equity
Balance at June 30, 2023	$283,979	$1,828	$6,150,713	$3,017,445	$(455,416)	$(718,823)	$8,279,726
Net income	—	—	—	226,475	—	—	226,475
Other comprehensive (loss), net of tax	—	—	—	—	—	(196,956)	(196,956)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(69,428)	—	—	(69,428)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	14,133	—	250	—	14,383
Common shares acquired from stock compensation plan activity	—	—	—	—	(361)	—	(361)
Common stock repurchase program	—	—	—	—	(50,476)	—	(50,476)
Balance at September 30, 2023	$283,979	$1,828	$6,164,846	$3,170,330	$(506,003)	$(915,779)	$8,199,201

	At or for the three months ended September 30, 2022
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders' Equity
Balance at June 30, 2022	$283,979	$1,828	$6,148,853	$2,383,638	$(339,178)	$(481,332)	$7,997,788
Net income	—	—	—	233,968	—	—	233,968
Other comprehensive (loss), net of tax	—	—	—	—	—	(255,569)	(255,569)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(70,429)	—	—	(70,429)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Common stock contribution to charitable foundation	—	—	(1,701)	—	12,201	—	10,500
Stock-based compensation	—	—	14,307	—	(1,545)	—	12,762
Exercise of stock options	—	—	(162)	—	300	—	138
Common shares acquired from stock compensation plan activity	—	—	—	—	(1,450)	—	(1,450)
Common stock repurchase program	—	—	—	—	(97,136)	—	(97,136)
Balance at September 30, 2022	$283,979	$1,828	$6,161,297	$2,543,015	$(426,808)	$(736,901)	$7,826,410

	At or for the nine months ended September 30, 2023
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2022	$283,979	$1,828	$6,173,240	$2,713,861	$(431,762)	$(684,960)	$8,056,186
Adoption of ASU No. 2022-02	—	—	—	(4,245)	—	—	(4,245)
Net income	—	—	—	682,447	—	—	682,447
Other comprehensive (loss), net of tax	—	—	—	—	—	(230,819)	(230,819)
Common stock dividends and equivalents—$1.20 per share	—	—	—	(209,246)	—	—	(209,246)
Series F preferred stock dividends—$984.38 per share	—	—	—	(5,906)	—	—	(5,906)
Series G preferred stock dividends—$48.75 per share	—	—	—	(6,581)	—	—	(6,581)
Stock-based compensation	—	—	(6,368)	—	46,563	—	40,195
Exercise of stock options	—	—	(2,026)	—	3,749	—	1,723
Common shares acquired from stock compensation plan activity	—	—	—	—	(15,765)	—	(15,765)
Common stock repurchase program	—	—	—	—	(108,788)	—	(108,788)
Balance at September 30, 2023	$283,979	$1,828	$6,164,846	$3,170,330	$(506,003)	$(915,779)	$8,199,201

	At or for the nine months ended September 30, 2022
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income, Net of Tax	Total Shareholders' Equity
Balance at December 31, 2021	$145,037	$937	$1,108,594	$2,333,288	$(126,951)	$(22,580)	$3,438,325
Net income	—	—	—	399,532	—	—	399,532
Other comprehensive (loss), net of tax	—	—	—	—	—	(714,321)	(714,321)
Common stock dividends and equivalents—$1.20 per share	—	—	—	(178,049)	—	—	(178,049)
Series F preferred stock dividends—$984.38 per share	—	—	—	(5,906)	—	—	(5,906)
Series G preferred stock dividends—$48.75 per share	—	—	—	(5,850)	—	—	(5,850)
Issued in business combination	138,942	891	5,040,291	—	—	—	5,180,124
Common stock contribution to charitable foundation	—	—	(1,701)	—	12,201	—	10,500
Stock-based compensation	—	—	14,726	—	28,505	—	43,231
Exercise of stock options	—	—	(613)	—	1,248	—	635
Common shares acquired from stock compensation plan activity	—	—	—	—	(22,545)	—	(22,545)
Common stock repurchase program	—	—	—	—	(319,266)	—	(319,266)
Balance at September 30, 2022	$283,979	$1,828	$6,161,297	$2,543,015	$(426,808)	$(736,901)	$7,826,410
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2023	2022
Operating Activities:
Net income	$682,447	$399,532
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	114,747	237,619
Deferred income tax expense (benefit)	(27,986)	(49,239)
Stock-based compensation	40,195	43,231
Common stock contribution to charitable foundation	—	10,500
Depreciation and amortization of property and equipment and intangible assets	58,649	62,403
(Accretion) and amortization of interest-earning assets and borrowings	(15,787)	(27,025)
Amortization of low-income housing tax credit investments	54,284	31,671
Amortization of mortgage servicing assets	1,061	2,151
Reduction of right-of-use lease assets	24,228	47,874
Net (gain) on sale, net of write-downs, of foreclosed properties and repossessed assets	(1,356)	(1,010)
Net loss on sale, net of write-downs, of property and equipment	3,862	6,507
Loss on sale of investment securities	16,795	2,234
(Gain) on extinguishment of long-term debt	(698)	—
Originations of loans held for sale	(9,900)	(29,628)
Proceeds from sale of loans held for sale	11,250	33,886
Net (gain) on mortgage banking activities	(219)	(529)
Net (gain) on sale of loans not originated for sale	(723)	(3,135)
(Increase) in cash surrender value of life insurance policies	(19,641)	(22,694)
(Gain) from life insurance policies	(3,063)	(2,494)
Net decrease in derivative contract assets and liabilities	94,600	539,257
Net (increase) in accrued interest receivable and other assets	(3,183)	(51,300)
Net (decrease) in accrued expenses and other liabilities	(128,728)	(169,146)
Net cash provided by operating activities	890,834	1,060,665
Investing Activities:
Purchases of available-for-sale securities	(930,546)	(1,099,810)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	456,384	612,783
Proceeds from sale of available-for-sale securities	398,296	65,330
Purchases of held-to-maturity securities	(619,957)	(963,655)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	312,720	627,887
Net decrease (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	139,815	(150,706)
Alternative investments (capital calls), net of distributions	(18,095)	(7,811)
Net (increase) in loans	(905,906)	(5,526,220)
Proceeds from sale of loans not originated for sale	512,622	648,573
Proceeds from sale of foreclosed properties and repossessed assets	4,443	2,071
Proceeds from sale of property and equipment	4,145	300
Additions to property and equipment	(33,980)	(18,526)
Proceeds from life insurance policies	17,207	17,002
Net cash paid for acquisition of interLINK	(157,646)	—
Net cash paid for acquisition of Bend	—	(54,407)
Net cash received in merger with Sterling	—	513,960
Net cash (used for) investing activities	(820,498)	(5,333,229)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2023	2022
Financing Activities:
Net increase in deposits	6,267,722	889,964
Proceeds from Federal Home Loan Bank advances	18,000,000	13,150,000
Repayments of Federal Home Loan Bank advances	(21,650,334)	(9,650,280)
Proceeds from extinguishment of borrowings	—	2,548
Net (decrease) increase in securities sold under agreements to repurchase and other borrowings	(994,339)	560,786
Repayment of long-term debt	(16,752)	—
Dividends paid to common stockholders	(209,333)	(178,161)
Dividends paid to preferred stockholders	(12,487)	(9,562)
Exercise of stock options	1,723	635
Common stock repurchase program	(107,983)	(319,266)
Common shares acquired related to stock compensation plan activity	(15,765)	(22,545)
Net cash provided by financing activities	1,262,452	4,424,119
Net increase in cash and cash equivalents	1,332,788	151,555
Cash and cash equivalents, beginning of period	839,943	461,570
Cash and cash equivalents, end of period	$2,172,731	$613,125

Supplemental disclosure of cash flow information:
Interest paid	$877,678	$114,542
Income taxes paid	213,796	129,926
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$4,091	$163
Transfer of loans and leases to loans held-for-sale	557,462	621,922
Merger with Sterling: (1)
Tangible assets acquired	17,607	26,919,975
Goodwill and other intangible assets	(25,561)	2,149,532
Liabilities assumed	(7,954)	24,403,343
Common stock issued	—	5,041,182
Preferred stock exchanged	—	138,942
Acquisition of Bend: (1)
Tangible assets acquired	294	15,731
Goodwill and other intangible assets	(294)	38,966
Liabilities assumed	—	290
Acquisition of interLINK:
Tangible assets acquired	6,417	—
Goodwill and other intangible assets	183,216	—
Liabilities assumed	15,948	—
Contingent consideration	16,039	—
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
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
The Company adopted the Update on January 1, 2023. The Company elected the option to apply the modified retrospective transition method related to the recognition and measurement of TDRs, which resulted in a $5.9 million increase to the Allowance for credit losses on loans and leases and a $1.7 million decrease to DTAs, net, with a corresponding $4.2 million cumulative-effect adjustment to retained earnings as of the adoption date. The enhanced disclosure requirements provided for by the Update were adopted on a prospective basis. Reporting periods prior to the adoption of the Update are accounted for and presented in accordance with the applicable GAAP.
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
The Company adopted the Update on January 1, 2023 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements. The Company did not reclassify any debt securities from the held-to-maturity category to the available-for-sale category as permitted upon adoption.
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

ASU No. 2023-01—Leases (Topic 842): Common Control Arrangements
In March 2023, the FASB issued ASU No. 2023-01—Leases (Topic 842): Common Control Arrangements, which requires that leasehold improvements associated with leases between entities under common control be: (i) amortized by the lessee over the useful lives of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset (the leased asset) through a lease; however, if the lessor obtained the right to control the use of the underlying asset through a lease with another entity not within the same common control group, the amortization period may not exceed the amortization period of the common control group; and (ii) accounted for as a transfer between entities under common control through an adjustment to equity, if, and when, the lessee no longer controls the use of the underlying asset. Additionally, those leasehold improvements are subject to the impairment guidance in Topic 360, Property, Plant, and Equipment.
The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The amendments either may be applied prospectively to all new and existing leasehold improvements recognized on or after the adoption date with any remaining unamortized balance of existing leasehold improvements amortized over their remaining useful life to the common control group determined at that date; or retrospectively to the beginning of the period in which the entity first applied Topic 842, with any leasehold improvements that otherwise would not have been amortized or impaired recognized through a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the earliest period presented in accordance with Topic 842. The adoption of this guidance is not expected to have a material impact on the Consolidated Financial Statements as the Company's operating lease arrangements in which it is lessee are not between entities under common control.
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

Merger-Related Expenses and Exit Activities
The following table summarizes total merger-related expenses, which were primarily incurred in connection with the merger with Sterling:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Compensation and benefits (1)	$9,583	$5,770	$27,370	$71,472
Occupancy (2)	(79)	4,389	1,151	35,744
Technology and equipment (3)	9,652	1,478	14,780	21,375
Professional and outside services (4)	18,171	10,792	57,119	59,073
Marketing	1,574	64	2,535	199
Other expense (5)	22,724	3,043	28,883	12,808
Total merger-related expenses	$61,625	$25,536	$131,838	$200,671
(1)Comprised primarily of severance and employee retention costs, and executive synergy stock awards.
(2)Comprised primarily of charges associated with the Company's corporate real estate consolidation plan in 2022.
(3)Comprised primarily of technology contract termination costs, and charges to support core conversion activities in 2023.
The amount for the nine months ended September 30, 2023, includes a reduction of $4.8 million to a previously recorded technology-related contract termination charge during the three months ended March 31, 2023, due to a change in the expected use of certain services after core conversion.
(4)Comprised primarily of advisory, accounting, and other professional fees, and charges to support core conversion activities in 2023. The amount for the nine months ended September 30, 2023, includes a reduction of $1.7 million to a previously recorded contract termination charge during the three months ended March 31, 2023, due to a decrease in volume usage.
(5)Comprised primarily of contract termination costs, disposals on property and equipment, and other miscellaneous expenses.
The following tables summarize the change in accrued expenses and other liabilities as it relates to severance and contract termination costs, which were primarily incurred in connection with the merger with Sterling:

	Three months ended September 30,
	2023			2022
(In thousands)	Severance	Contract Termination	Total	Severance	Contract Termination	Total
Balance, beginning of period	$3,169	$23,775	$26,944	$24,514	$17,704	$42,218
Additions charged to expense	3,557	14,000	17,557	840	—	840
Cash payments	(971)	(23,775)	(24,746)	(10,032)	—	(10,032)
Other	(166)	—	(166)	(9)	—	(9)
Balance, end of period	$5,589	$14,000	$19,589	$15,313	$17,704	$33,017

	Nine months ended September 30,
	2023			2022
(In thousands)	Severance	Contract Termination	Total	Severance (1)	Contract Termination	Total
Balance, beginning of period	$7,583	$30,362	$37,945	$10,835	$—	$10,835
Additions charged to expense	11,741	14,000	25,741	35,619	17,704	53,323
Cash payments	(12,509)	(23,775)	(36,284)	(26,827)	—	(26,827)
Other	(1,226)	(6,587)	(7,813)	(4,314)	—	(4,314)
Balance, end of period	$5,589	$14,000	$19,589	$15,313	$17,704	$33,017
(1)Other reflects the release of $4.3 million from the Company's severance accrual, as the Company re-evaluated its strategic priorities as a combined organization in connection with the Sterling merger, which resulted in modifications to the Company's strategic initiatives that were previously announced in December 2020.

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	At September 30, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$407,891	$—	$(20,870)	$387,021
Government agency debentures	302,164	—	(53,628)	248,536
Municipal bonds and notes	1,646,582	2	(123,262)	1,523,322
Agency CMO	55,718	—	(5,813)	49,905
Agency MBS	2,636,344	123	(383,832)	2,252,635
Agency CMBS	2,152,871	—	(397,740)	1,755,131
CMBS	811,117	—	(24,515)	786,602
Corporate debt	706,110	6	(104,534)	601,582
Private label MBS	46,921	—	(7,043)	39,878
Other	9,823	—	(1,044)	8,779
Total available-for-sale securities	$8,775,541	$131	$(1,122,281)	$7,653,391

	At December 31, 2022
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$755,968	$—	$(38,928)	$717,040
Government agency debentures	302,018	—	(43,644)	258,374
Municipal bonds and notes	1,719,110	5	(85,913)	1,633,202
Agency CMO	64,984	—	(5,019)	59,965
Agency MBS	2,461,337	26	(303,339)	2,158,024
Agency CMBS	1,664,600	—	(258,114)	1,406,486
CMBS	929,588	—	(32,948)	896,640
CLO	2,108	—	(1)	2,107
Corporate debt	795,999	—	(91,587)	704,412
Private label MBS	48,895	—	(4,646)	44,249
Other	12,548	—	(350)	12,198
Total available-for-sale securities	$8,757,155	$31	$(864,489)	$7,892,697
(1)Accrued interest receivable on available-for-sale securities of $42.5 million and $36.9 million at September 30, 2023, and December 31, 2022, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	At September 30, 2023
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$—	$—	$387,021	$(20,870)	14	$387,021	$(20,870)
Government agency debentures	—	—	248,536	(53,628)	19	248,536	(53,628)
Municipal bonds and notes	34,562	(1,836)	1,484,023	(121,426)	416	1,518,585	(123,262)
Agency CMO	—	—	49,905	(5,813)	36	49,905	(5,813)
Agency MBS	339,979	(8,137)	1,883,669	(375,695)	477	2,223,648	(383,832)
Agency CMBS	490,774	(39,102)	1,264,357	(358,638)	151	1,755,131	(397,740)
CMBS	43,894	(1,004)	742,708	(23,511)	45	786,602	(24,515)
Corporate debt	—	—	597,275	(104,534)	90	597,275	(104,534)
Private label MBS	—	—	39,878	(7,043)	3	39,878	(7,043)
Other	—	—	8,779	(1,044)	2	8,779	(1,044)
Total	$909,209	$(50,079)	$6,706,151	$(1,072,202)	1,253	$7,615,360	$(1,122,281)

	At December 31, 2022
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$337,563	$(19,167)	$379,477	$(19,761)	23	$717,040	$(38,928)
Government agency debentures	258,374	(43,644)	—	—	19	258,374	(43,644)
Municipal bonds and notes	1,616,771	(85,913)	—	—	444	1,616,771	(85,913)
Agency CMO	55,693	(4,640)	4,272	(379)	39	59,965	(5,019)
Agency MBS	1,641,544	(206,412)	515,206	(96,927)	460	2,156,750	(303,339)
Agency CMBS	485,333	(68,674)	921,153	(189,440)	132	1,406,486	(258,114)
CMBS	273,150	(8,982)	598,490	(23,966)	52	871,640	(32,948)
CLO	—	—	2,107	(1)	1	2,107	(1)
Corporate debt	692,990	(89,692)	8,421	(1,895)	105	701,411	(91,587)
Private label MBS	44,249	(4,646)	—	—	3	44,249	(4,646)
Other	12,198	(350)	—	—	4	12,198	(350)
Total	$5,417,865	$(532,120)	$2,429,126	$(332,369)	1,282	$7,846,991	$(864,489)
The $257.8 million increase in gross unrealized losses from December 31, 2022, to September 30, 2023, is primarily due to higher market rates. The Company assesses each available-for-sale security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis is a result from a credit loss or other factors. At both September 30, 2023, and December 31, 2022, no ACL was recorded on available-for-sale securities as each of the securities in the Company's portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.
At September 30, 2023, based on current market conditions and the Company's current targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities with unrealized loss positions through the anticipated recovery period, and it is more-likely-than-not that the Company will not have to sell these available-for-sale securities before the recovery of the entire amortized cost basis. The issuers of these available-for-sale securities have not, to the Company’s knowledge, established any cause for default. Market prices are expected to approach par as the securities approach maturity.
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	At September 30, 2023
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$48,951	$47,286
After 1 year through 5 years	1,026,082	961,447
After 5 through 10 years	1,348,774	1,198,635
After 10 years	6,351,734	5,446,023
Total available-for-sale securities	$8,775,541	$7,653,391
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
There were no sales of available-for-sale debt securities during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company sold U.S. Treasury notes, Corporate debt securities, and Municipal bonds and notes classified as available-for-sale for proceeds of $398.3 million, which resulted in gross realized losses of $20.5 million, respectively. Because $3.8 million of the total loss recognized for the nine months ended September 30, 2023, was attributed to a decline in credit quality, those portions of the charges have been included in the Provision for credit losses on the accompanying Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2022, the Company sold Municipal bonds and notes classified as available-for-sale for proceeds of $65.3 million, which resulted in gross realized losses on sale of $2.2 million.

Other Information
The following table summarizes the carrying value of available-for-sale securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At September 30, 2023	At December 31, 2022
Pledged for deposits	$2,911,558	$2,573,072
Pledged for borrowings and other	3,991,253	1,195,101
Total available-for-sale securities pledged	$6,902,811	$3,768,173
At September 30, 2023, the Company had callable available-for-sale securities with an aggregate carrying value of $2.5 billion.
Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	At September 30, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$24,406	$—	$(2,482)	$21,924	$—	$24,406
Agency MBS	2,470,192	34	(428,971)	2,041,255	—	2,470,192
Agency CMBS	3,363,390	—	(662,950)	2,700,440	—	3,363,390
Municipal bonds and notes	917,755	2	(96,878)	820,879	203	917,552
CMBS	100,232	—	(9,056)	91,176	—	100,232
Total held-to-maturity securities	$6,875,975	$36	$(1,200,337)	$5,675,674	$203	$6,875,772

	At December 31, 2022
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$28,358	$—	$(2,060)	$26,298	$—	$28,358
Agency MBS	2,626,114	827	(339,592)	2,287,349	—	2,626,114
Agency CMBS	2,831,949	845	(407,648)	2,425,146	—	2,831,949
Municipal bonds and notes	928,845	1,098	(47,183)	882,760	182	928,663
CMBS	149,613	—	(9,713)	139,900	—	149,613
Total held-to-maturity securities	$6,564,879	$2,770	$(806,196)	$5,761,453	$182	$6,564,697
(1)Accrued interest receivable on held-to-maturity securities of $19.7 million and $24.2 million at September 30, 2023, and December 31, 2022, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
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
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Balance, beginning of period	$216	$210	$182	$214
(Benefit) provision for credit losses	(13)	(1)	21	(5)
Balance, end of period	$203	$209	$203	$209
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	At September 30, 2023
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$8,334	$8,308
After 1 year through 5 years	57,037	56,361
After 5 through 10 years	363,281	333,255
After 10 years	6,447,323	5,277,750
Total held-to-maturity securities	$6,875,975	$5,675,674

Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by Standard & Poor's Rating Services, Moody's Investor Services, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade held-to-maturity securities at September 30, 2023, or December 31, 2022. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	September 30, 2023
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$24,406	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,470,192	—	—	—	—	—	—
Agency CMBS	—	3,363,390	—	—	—	—	—	—
Municipal bonds and notes	333,985	162,790	254,061	115,800	32,908	—	4,165	14,046
CMBS	100,232	—	—	—	—	—	—	—
Total held-to-maturity securities	$434,217	$6,020,778	$254,061	$115,800	$32,908	$—	$4,165	$14,046

	December 31, 2022
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$28,358	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,626,114	—	—	—	—	—	—
Agency CMBS	—	2,831,949	—	—	—	—	—	—
Municipal bonds and notes	336,035	163,312	255,235	116,870	38,177	4,165	—	15,051
CMBS	149,613	—	—	—	—	—	—	—
Total held-to-maturity securities	$485,648	$5,649,733	$255,235	$116,870	$38,177	$4,165	$—	$15,051
At September 30, 2023, and December 31, 2022, there were no held-to-maturity securities past due under the terms of their agreements nor in non-accrual status.
Other Information
The following table summarizes the carrying value of held-to-maturity securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At September 30, 2023	At December 31, 2022
Pledged for deposits	$1,623,674	$1,596,777
Pledged for borrowings and other	4,942,275	260,735
Total held-to-maturity securities pledged	$6,565,949	$1,857,512
At September 30, 2023, the Company had callable held-to-maturity securities with an aggregate carrying value of $0.9 billion.

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	At September 30, 2023	At December 31, 2022
Commercial non-mortgage	$16,508,188	$16,392,795
Asset-based	1,632,962	1,821,642
Commercial real estate	13,348,495	12,997,163
Multi-family	7,234,759	6,621,982
Equipment financing	1,431,858	1,628,393
Warehouse lending	118,478	641,976
Commercial portfolio	40,274,740	40,103,951
Residential	8,228,451	7,963,420
Home equity	1,533,046	1,633,107
Other consumer	51,909	63,948
Consumer portfolio	9,813,406	9,660,475
Loans and leases	$50,088,146	$49,764,426
The carrying amount of loans and leases at September 30, 2023, and December 31, 2022, includes net unamortized
(discounts)/premiums and net unamortized deferred (fees)/costs totaling $(34.9) million and $(68.7) million, respectively. Accrued interest receivable of $261.7 million and $226.3 million at September 30, 2023, and December 31, 2022, respectively, is excluded from the carrying amount of loans and leases and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. At September 30, 2023, the Company had pledged $16.6 billion of eligible loans as collateral to support borrowing capacity at the FHLB.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	At September 30, 2023
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$4,209	$1,551	$138	$110,891	$116,789	$16,391,399	$16,508,188
Asset-based	—	—	—	10,325	10,325	1,622,637	1,632,962
Commercial real estate	1,404	—	—	25,376	26,780	13,321,715	13,348,495
Multi-family	2,103	155	—	5,726	7,984	7,226,775	7,234,759
Equipment financing	32,271	765	—	7,972	41,008	1,390,850	1,431,858
Warehouse lending	—	—	—	—	—	118,478	118,478
Commercial portfolio	39,987	2,471	138	160,290	202,886	40,071,854	40,274,740
Residential	12,920	3,329	—	27,623	43,872	8,184,579	8,228,451
Home equity	8,145	3,372	—	26,042	37,559	1,495,487	1,533,046
Other consumer	451	119	—	110	680	51,229	51,909
Consumer portfolio	21,516	6,820	—	53,775	82,111	9,731,295	9,813,406
Total	$61,503	$9,291	$138	$214,065	$284,997	$49,803,149	$50,088,146

	At December 31, 2022
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$8,434	$821	$645	$71,884	$81,784	$16,311,011	$16,392,795
Asset-based	5,921	—	—	20,024	25,945	1,795,697	1,821,642
Commercial real estate	1,494	23,492	68	39,057	64,111	12,933,052	12,997,163
Multi-family	1,157	—	—	636	1,793	6,620,189	6,621,982
Equipment financing	806	9,988	—	12,344	23,138	1,605,255	1,628,393
Warehouse lending	—	—	—	—	—	641,976	641,976
Commercial portfolio	17,812	34,301	713	143,945	196,771	39,907,180	40,103,951
Residential	8,246	3,083	—	25,424	36,753	7,926,667	7,963,420
Home equity	5,293	2,820	—	27,924	36,037	1,597,070	1,633,107
Other consumer	1,028	85	13	148	1,274	62,674	63,948
Consumer portfolio	14,567	5,988	13	53,496	74,064	9,586,411	9,660,475
Total	$32,379	$40,289	$726	$197,441	$270,835	$49,493,591	$49,764,426

The following table provides additional information on non-accrual loans and leases:

	At September 30, 2023		At December 31, 2022
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$110,891	$19,274	$71,884	$12,598
Asset-based	10,325	1,330	20,024	1,491
Commercial real estate	25,376	21,084	39,057	90
Multi-family	5,726	5,726	636	—
Equipment financing	7,972	1,543	12,344	2,240
Commercial portfolio	160,290	48,957	143,945	16,419
Residential	27,623	11,440	25,424	10,442
Home equity	26,042	13,995	27,924	15,193
Other consumer	110	5	148	5
Consumer portfolio	53,775	25,440	53,496	25,640
Total	$214,065	$74,397	$197,441	$42,059
Interest income on non-accrual loans and leases that would have been recognized had the loans and leases been current in accordance with their contractual terms totaled $7.8 million and $7.6 million for the three months ended September 30, 2023, and 2022, respectively, and $18.6 million and $14.1 million for the nine months ended September 30, 2023, and 2022, respectively.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	At or for the three months ended September 30,
	2023			2022
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$572,653	$56,258	$628,911	$511,745	$59,754	$571,499
Provision (benefit)	38,908	(3,069)	35,839	34,513	(3,161)	31,352
Charge-offs	(27,360)	(3,642)	(31,002)	(31,356)	(1,453)	(32,809)
Recoveries	292	1,398	1,690	1,413	2,870	4,283
Balance, end of period	$584,493	$50,945	$635,438	$516,315	$58,010	$574,325

	At or for the nine months ended September 30,
	2023			2022
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$533,125	$61,616	$594,741	$257,877	$43,310	$301,187
Adoption of ASU No. 2022-02	7,704	(1,831)	5,873	—	—	—
Initial allowance for PCD loans and leases (1)	—	—	—	78,376	9,669	88,045
Provision (benefit)	116,489	(7,580)	108,909	230,881	1,267	232,148
Charge-offs	(75,715)	(5,825)	(81,540)	(61,361)	(3,469)	(64,830)
Recoveries	2,890	4,565	7,455	10,542	7,233	17,775
Balance, end of period	$584,493	$50,945	$635,438	$516,315	$58,010	$574,325
Individually evaluated for credit losses	40,756	6,421	47,177	36,394	13,278	49,672
Collectively evaluated for credit losses	$543,737	$44,524	$588,261	$479,921	$44,732	$524,653
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

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At September 30, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$1,998,598	$4,377,097	$1,434,709	$765,133	$630,440	$981,671	$5,629,505	$15,817,153
Special mention	13,863	87,572	75,247	33,537	11,929	18,921	71,822	312,891
Substandard	49,664	114,769	25,383	35,778	44,531	19,772	88,247	378,144
Total commercial non-mortgage	2,062,125	4,579,438	1,535,339	834,448	686,900	1,020,364	5,789,574	16,508,188
Current period gross write-offs	324	2,007	647	511	241	3,782	—	7,512
Asset-based:
Risk rating:
Pass	11,188	1,223	—	1,374	7,776	43,633	1,395,893	1,461,087
Special mention	—	—	—	—	—	—	75,025	75,025
Substandard	—	3,901	—	—	1,330	896	90,723	96,850
Total asset-based	11,188	5,124	—	1,374	9,106	44,529	1,561,641	1,632,962
Current period gross write-offs	—	—	—	—	13,189	3,000	—	16,189
Commercial real estate:
Risk rating:
Pass	1,606,944	3,505,510	1,940,429	1,330,879	1,268,342	3,252,414	167,848	13,072,366
Special mention	825	957	8,044	31,549	23,593	51,125	1,204	117,297
Substandard	23,411	17,455	16,681	15,426	37,360	48,499	—	158,832
Total commercial real estate	1,631,180	3,523,922	1,965,154	1,377,854	1,329,295	3,352,038	169,052	13,348,495
Current period gross write-offs	2,590	—	2,574	3,813	2,754	36,575	—	48,306
Multi-family:
Risk rating:
Pass	1,214,619	1,913,835	1,020,778	419,684	609,830	1,996,593	1	7,175,340
Special mention	—	—	—	9,251	359	36,135	—	45,745
Substandard	—	—	—	368	—	13,306	—	13,674
Total multi-family	1,214,619	1,913,835	1,020,778	429,303	610,189	2,046,034	1	7,234,759
Current period gross write-offs	—	—	—	—	—	1,033	—	1,033
Equipment financing:
Risk rating:
Pass	270,568	321,562	268,145	214,395	211,682	76,550	—	1,362,902
Special mention	—	1,436	1,589	—	10,642	6,850	—	20,517
Substandard	—	5,887	7,020	9,347	13,727	12,458	—	48,439
Total equipment financing	270,568	328,885	276,754	223,742	236,051	95,858	—	1,431,858
Current period gross write-offs	—	—	—	2,634	—	41	—	2,675
Warehouse lending:
Risk rating:
Pass	—	—	—	—	—	—	118,478	118,478
Total warehouse lending	—	—	—	—	—	—	118,478	118,478
Current period gross write-offs	—	—	—	—	—	—	—	—
Total commercial portfolio	$5,189,680	$10,351,204	$4,798,025	$2,866,721	$2,871,541	$6,558,823	$7,638,746	$40,274,740
Current period gross write-offs	$2,914	$2,007	$3,221	$6,958	$16,184	$44,431	$—	$75,715

	At December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$5,154,781	$1,952,158	$965,975	$792,977	$593,460	$780,200	$5,670,532	$15,910,083
Special mention	104,277	15,598	21,168	263	14,370	7,770	40,142	203,588
Substandard	28,203	11,704	69,954	36,604	70,634	16,852	41,917	275,868
Doubtful	—	—	—	1	—	—	3,255	3,256
Total commercial non-mortgage	5,287,261	1,979,460	1,057,097	829,845	678,464	804,822	5,755,846	16,392,795
Asset-based:
Pass	19,659	3,901	9,424	14,413	5,163	55,553	1,551,250	1,659,363
Special mention	—	—	—	—	—	—	80,476	80,476
Substandard	—	—	—	1,491	—	—	80,312	81,803
Total asset-based	19,659	3,901	9,424	15,904	5,163	55,553	1,712,038	1,821,642
Commercial real estate:
Pass	3,420,635	2,246,672	1,556,185	1,605,869	1,058,730	2,681,052	97,832	12,666,975
Special mention	21,878	8,995	7,264	37,570	47,419	66,652	1,000	190,778
Substandard	519	2,459	216	31,163	47,021	57,997	—	139,375
Doubtful	—	—	—	1	—	34	—	35
Total commercial real estate	3,443,032	2,258,126	1,563,665	1,674,603	1,153,170	2,805,735	98,832	12,997,163
Multi-family:
Pass	1,992,980	1,057,705	507,065	694,066	444,564	1,748,337	51,655	6,496,372
Special mention	37,677	—	—	95	40,307	726	8,838	87,643
Substandard	—	—	382	—	12,681	24,904	—	37,967
Total multi-family	2,030,657	1,057,705	507,447	694,161	497,552	1,773,967	60,493	6,621,982
Equipment financing:
Pass	388,641	345,792	331,419	308,441	98,874	83,264	—	1,556,431
Special mention	—	185	—	11,965	6,775	25	—	18,950
Substandard	314	16,711	18,436	5,016	5,307	7,228	—	53,012
Total equipment financing	388,955	362,688	349,855	325,422	110,956	90,517	—	1,628,393
Warehouse lending:
Pass	—	—	—	—	—	—	641,976	641,976
Total warehouse lending	—	—	—	—	—	—	641,976	641,976
Total commercial portfolio	$11,169,564	$5,661,880	$3,487,488	$3,539,935	$2,445,305	$5,530,594	$8,269,185	$40,103,951

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At September 30, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$146,015	$783,183	$1,080,117	$439,900	$152,423	$927,801	$—	$3,529,439
740-799	320,705	774,244	788,042	303,391	106,743	683,795	—	2,976,920
670-739	128,325	307,265	304,316	95,158	48,146	336,117	—	1,219,327
580-669	11,714	48,750	50,865	14,916	11,133	122,544	—	259,922
579 and below	1,322	51,996	8,697	189	116,917	63,722	—	242,843
Total residential	608,081	1,965,438	2,232,037	853,554	435,362	2,133,979	—	8,228,451
Current period gross write-offs	—	—	3	—	—	348	—	351
Home equity:
Risk rating:
800+	20,653	27,163	34,930	25,418	7,914	59,074	409,133	584,285
740-799	20,009	22,878	31,037	15,529	5,887	35,482	351,533	482,355
670-739	13,299	15,757	14,689	5,940	3,418	31,292	250,737	335,132
580-669	2,083	3,261	1,875	1,281	1,266	11,419	66,901	88,086
579 and below	544	787	909	895	556	5,909	33,588	43,188
Total home equity	56,588	69,846	83,440	49,063	19,041	143,176	1,111,892	1,533,046
Current period gross write-offs	—	3	81	—	—	2,312	—	2,396
Other consumer:
Risk rating:
800+	345	434	1,968	336	509	134	21,869	25,595
740-799	1,172	709	565	838	1,102	447	4,144	8,977
670-739	406	588	383	1,143	1,826	154	9,644	14,144
580-669	55	143	123	246	461	67	1,203	2,298
579 and below	59	91	54	11	43	30	607	895
Total other consumer	2,037	1,965	3,093	2,574	3,941	832	37,467	51,909
Current period gross write-offs	2,354	7	3	203	286	225	—	3,078
Total consumer portfolio	$666,706	$2,037,249	$2,318,570	$905,191	$458,344	$2,277,987	$1,149,359	$9,813,406
Current period gross write-offs	$2,354	$10	$87	$203	$286	$2,885	$—	$5,825

	At December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$527,408	$954,568	$469,518	$160,596	$28,361	$997,409	$—	$3,137,860
740-799	963,026	946,339	311,295	111,913	43,684	689,771	—	3,066,028
670-739	381,515	350,671	103,999	62,365	18,451	384,687	—	1,301,688
580-669	40,959	49,648	14,484	5,836	2,357	138,107	—	251,391
579 and below	52,464	3,693	2,057	84,032	1,299	62,908	—	206,453
Total residential	1,965,372	2,304,919	901,353	424,742	94,152	2,272,882	—	7,963,420
Home equity:
800+	25,475	35,129	25,612	7,578	12,545	55,352	465,318	627,009
740-799	26,743	35,178	17,621	8,111	7,765	32,270	398,692	526,380
670-739	18,396	16,679	8,175	3,635	7,614	30,060	259,646	344,205
580-669	2,848	3,068	1,520	1,456	1,163	13,607	76,614	100,276
579 and below	426	386	651	661	563	4,736	27,814	35,237
Total home equity	73,888	90,440	53,579	21,441	29,650	136,025	1,228,084	1,633,107
Other consumer:
800+	495	218	544	1,045	247	56	19,196	21,801
740-799	888	2,624	1,959	2,494	941	364	12,218	21,488
670-739	977	603	2,480	4,238	1,041	118	6,107	15,564
580-669	211	117	337	801	173	54	2,223	3,916
579 and below	169	101	29	116	36	21	707	1,179
Total other consumer	2,740	3,663	5,349	8,694	2,438	613	40,451	63,948
Total consumer portfolio	$2,042,000	$2,399,022	$960,281	$454,877	$126,240	$2,409,520	$1,268,535	$9,660,475

Collateral Dependent Loans and Leases
A loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is substantially expected to be provided through the operation or sale of collateral. At September 30, 2023, and December 31, 2022, the carrying amount of collateral dependent commercial loans and leases totaled $35.9 million and $43.8 million, respectively, and the carrying amount of collateral dependent consumer loans totaled $41.0 million and $45.2 million, respectively. Commercial non-mortgage, asset-based, and equipment financing loans and leases are generally secured by machinery and equipment, inventory, receivables, or other non-real estate assets, whereas commercial real estate, multi-family, residential, home equity, and other consumer loans are secured by real estate. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell. At September 30, 2023, and December 31, 2022, the collateral value associated with collateral dependent loans and leases totaled $110.6 million and $108.0 million, respectively.
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
•Consumer: The Company generally evaluates modifications of loans to consumer borrowers subject to its loss mitigation program and includes them in its disclosures to the extent that the modification is considered other-than-insignificant.

The following table summarizes the amortized cost basis at September 30, 2023, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	For the three months ended September 30, 2023
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Combination Term Extension, Interest Rate Reduction, and Principal Forgiveness	Total	% of Total Class (2)
Commercial non-mortgage	$—	$26,970	$—	$940	$17,798	$—	$45,708	0.3%
Asset-based	—	13,317	—	—	—	896	14,213	0.9
Commercial real estate	—	768	—	17,247	506	—	18,521	0.1
Residential	257	138	—	—	—	—	395	—
Home equity	118	—	4	308	—	—	430	—
Total (1)	$375	$41,193	$4	$18,495	$18,304	$896	$79,267	0.2%

	For the nine months ended September 30, 2023
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Combination Term Extension, Interest Rate Reduction, and Principal Forgiveness	Total	% of Total Class (2)
Commercial non-mortgage	$—	$65,470	$9,409	$1,253	$29,314	$—	$105,446	0.6%
Asset-based	—	13,317	—	—	—	896	14,213	0.9
Commercial real estate	—	3,928	182	17,247	506	—	21,863	0.2
Equipment financing	—	—	1,362	—	—	—	1,362	0.1
Residential	257	1,287	1,600	—	—	—	3,144	—
Home equity	181	105	4	516	—	—	806	0.1
Total (1)	$438	$84,107	$12,557	$19,016	$29,820	$896	$146,834	0.3%
(1)The total amortized cost excludes accrued interest receivable of $0.2 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended September 30, 2023
Financial Effect
Interest Rate Reduction:
Residential	Reduced weighted average interest rate by 2.3%
Home equity	Reduced weighted average interest rate by 0.3%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.3 years
Asset-based	Extended term by a weighted average of 0.4 years
Commercial real estate	Extended term by a weighted average of 0.8 years
Residential	Extended term by a weighted average of 4.9 years
Payment Delay:
Home equity	Provided partial payment deferrals for a weighted average of 0.4 years
Combination Term Extension and Interest Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 0.6 years and reduced weighted average interest rate by 2.0%
Commercial real estate	Extended term by a weighted average of 3.0 years and reduced weighted average interest rate by 2.4%
Home equity	Extended term by a weighted average of 19.6 years and reduced weighted average interest rate by 2.5%
Combination Term Extension and Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 1.2 years and provided partial payment deferrals for a weighted average of 2.0 years
Commercial real estate	Extended term by a weighted average of 0.5 years and provided payment deferrals for a weighted average of 0.5 years
Combination Term Extension, Interest Rate Reduction, and Principal Forgiveness:
Asset-based	Extended term by a weighted average of 4.6 years, reduced weighted average interest rate by 10.8%, and provided 1/3 principal forgiveness contingent upon payment

For the nine months ended September 30, 2023
Financial Effect
Interest Rate Reduction:
Residential	Reduced weighted average interest rate by 2.3%
Home equity	Reduced weighted average interest rate by 0.3%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.1 years
Asset-based	Extended term by a weighted average of 0.4 years
Commercial real estate	Extended term by a weighted average of 1.9 years
Residential	Extended term by a weighted average of 1.8 years
Home equity	Extended term by a weighted average of 11.5 years
Payment Delay:
Commercial non-mortgage	Provided partial payment deferrals for a weighted average of 0.5 years
Commercial real estate	Provided payment deferrals for a weighted average of 0.3 years to be received at contractual maturity
Equipment financing	Provided partial payment deferrals for a weighted average of 0.5 years
Residential	Provided payment deferrals for a weighted average of 1.0 year
Home equity	Provided partial payment deferrals for a weighted average of 0.4 years
Combination Term Extension and Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 1.4 years and reduced weighted average interest rate by 1.8%
Commercial real estate	Extended term by a weighted average of 3.0 years and reduced weighted average interest rate by 2.4%
Home equity	Extended term by a weighted average of 16.8 years and reduced weighted average interest rate by 2.1%
Combination Term Extension and Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 1.1 years and provided partial payment deferrals for a weighted average of 1.9 years
Commercial real estate	Extended term by a weighted average of 0.5 years and provided payment deferrals for a weighted average of 0.5 years
Combination Term Extension, Interest Rate Reduction, and Principal Forgiveness:
Asset-based	Extended term by a weighted average of 4.6 years, reduced weighted average interest rate by 10.8%, and provided 1/3 principal forgiveness contingent upon payment
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table summarizes the aging of loans that have been modified in the nine months ended September 30, 2023:

	At September 30, 2023
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$51,613	$—	$—	$—	$53,833	$105,446
Asset-based	13,317	—	—	—	896	14,213
Commercial real estate	4,435	—	—	—	17,428	21,863
Equipment financing	1,362	—	—	—	—	1,362
Residential	327	—	—	—	2,817	3,144
Home equity	240	—	—	—	566	806
Total	$71,294	$—	$—	$—	$75,540	$146,834
Loans made to borrowers experiencing financial difficulty that were modified during the three or nine months ended September 30, 2023, and that subsequently defaulted were not significant. For the purposes of this disclosure, a payment default is defined as 90 or more days past due and still accruing. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms. Commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified were not significant.

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
The following table summarizes loans and leases modified as TDRs by class and modification type during the three and nine months ended September 30, 2022:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
(Dollars in thousands)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
Commercial non-mortgage
Term extension	1	$24	3	$121
Combination - Term extension and interest rate reduction	3	322	8	765
Other (2)	15	17,408	16	40,372
Equipment financing
Other (2)	—	—	1	1,157
Residential
Extended maturity	—	—	1	893
Maturity/rate combined	1	124	1	124
Other (2)	1	298	7	3,060
Home equity
Adjusted interest rate	—	—	1	74
Combination - Term extension and interest rate reduction	3	1,515	14	2,239
Other (2)	6	444	30	1,777
Total TDRs	30	$20,135	82	$50,582
(1)Post-modification balances approximated pre-modification balances. The aggregate amount of charge-offs due to restructurings was not significant.
(2)Other included covenant modifications, forbearance, discharges under Chapter 7 bankruptcy, or other concessions.
The portion of TDRs deemed to be uncollectible and charged-off totaled zero for the commercial portfolio and $0.1 million for the consumer portfolio for the three months ended September 30, 2022, and $10.0 million for the commercial portfolio and $0.2 million for the consumer portfolio for the nine months ended September 30, 2022. There were 5 loans and leases with an aggregated amortized cost of $0.9 million that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2022.

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
The following table summarizes information related to mortgage banking activities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Net gain on sale	$51	$26	$219	$529
Origination fees	7	22	52	194
Fair value adjustment	(16)	38	(41)	(107)
Mortgage banking activities	$42	$86	$230	$616

Proceeds from sale	$2,590	$1,053	$11,250	$33,886
Loans sold with servicing rights retained	633	147	5,981	30,464
Under certain circumstances, the Company may decide to sell loans that were not originated or otherwise acquired with the intent to sell. During the three months ended September 30, 2023, and 2022, the Company sold commercial loans not originated for sale for proceeds of $71.5 million and $530.1 million, respectively, which resulted in net gains (losses) on sale that were not significant. During the nine months ended September 30, 2023, and 2022, the Company sold commercial loans not originated for sale for proceeds of $512.6 million and $648.6 million, respectively, which resulted in net gains on sale of $0.7 million and $3.1 million, respectively.
In addition, the Company may retain servicing rights on its residential mortgage loans sold in the normal course of business. At September 30, 2023, and December 31, 2022, the aggregate principal balance of residential mortgage loans serviced for others totaled $1.8 billion and $2.0 billion, respectively. Mortgage servicing rights are held at the lower of cost, net of accumulated amortization, or fair market value, and are included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company assesses mortgage servicing rights for impairment each quarter and establishes or adjusts the valuation allowance to the extent that amortized cost exceeds the estimated fair market value.
The following table presents the change in the carrying amount for mortgage servicing rights:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Balance, beginning of period	$8,858	$8,592	$9,515	$9,237
Acquired from Sterling	—	—	—	859
Additions	13	1,627	65	1,892
Amortization	(352)	(382)	(1,061)	(2,151)
Balance, end of period	$8,519	$9,837	$8,519	$9,837
Loan servicing fees, net of mortgage servicing rights amortization, were $1.2 million and $1.3 million for the three months ended September 30, 2023, and 2022, respectively, and $3.8 million and $2.9 million for the nine months ended September 30, 2023, and 2022, respectively, and are included in Loan and lease related fees on the accompanying Condensed Consolidated Statements of Income. Information regarding the fair value of loans held for sale and mortgage servicing rights can be found within Note 14: Fair Value Measurements.

Note 6: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	At September 30, 2023	At December 31, 2022
Balance, beginning of period	$2,514,104	$538,373
interLINK acquisition	143,216	—
Sterling merger (1)	(25,561)	1,939,765
Bend acquisition (1)	(294)	35,966
Balance, end of period	$2,631,465	$2,514,104
(1)The 2023 changes reflect adjustments recorded within the one-year measurement period, which were identified in the first quarter as a result of extended information gathering and new information that arose from integration activities. The allocation of the purchase price and goodwill calculations for both the Sterling merger and Bend acquisition were final as of March 31, 2023.
Information regarding goodwill by reportable segment can be found within Note 16: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	At September 30, 2023			At December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$146,037	$49,871	$96,166	$146,037	$36,710	$109,327
Customer relationships (1)	151,000	38,814	112,186	115,000	24,985	90,015
Non-competition agreement (1)	4,000	600	3,400	—	—	—
Total other intangible assets	$301,037	$89,285	$211,752	$261,037	$61,695	$199,342
(1)The increase in the gross carrying amount is attributed to the acquisition of interLINK during the first quarter of 2023, in which the Company identified and recorded a $36.0 million intangible asset for broker dealer relationships, which is being amortized on an accelerated basis over an estimated useful life of 10 years, and a $4.0 million non-competition agreement, which is being amortized on a straight-line basis over an estimated useful life of 5 years.
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	At September 30, 2023
Remainder of 2023	$8,617
2024	29,618
2025	25,956
2026	25,565
2027	25,565
Thereafter	96,431

Note 7: Deposits
The following table summarizes deposits by type:

(In thousands)	At September 30, 2023	At December 31, 2022
Non-interest-bearing:
Demand	$11,410,063	$12,974,975
Interest-bearing:
Health savings accounts	8,229,889	7,944,892
Checking	8,826,265	9,237,529
Money market	17,755,198	11,062,652
Savings	6,622,833	8,673,343
Time deposits	7,487,519	4,160,949
Total interest-bearing	$48,921,704	$41,079,365
Total deposits	$60,331,767	$54,054,340

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$3,050,332	$1,964,873
Aggregate amount of time deposit accounts that exceeded the FDIC limit	3,467,080	1,894,950
Demand deposit overdrafts reclassified as loan balances	9,867	8,721
(1)Excludes $5.2 billion of money market sweep deposits received through interLINK at September 30, 2023.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	At September 30, 2023
Remainder of 2023	$3,454,002
2024	3,790,109
2025	137,311
2026	54,969
2027	34,419
Thereafter	16,709
Total time deposits	$7,487,519
Note 8: Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At September 30, 2023		At December 31, 2022
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$157,491	0.12%	$282,005	0.11%
Federal funds purchased	—	—	869,825	4.44
Securities sold under agreements to repurchase and other borrowings	$157,491	0.12%	$1,151,830	3.38%
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

The following table summarizes information for FHLB advances:

	At September 30, 2023		At December 31, 2022
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$1,800,113	5.55%	$5,450,187	4.40%
After 1 but within 2 years	—	—	—	—
After 2 but within 3 years	—	—	—	—
After 3 but within 4 years	—	—	—	—
After 4 but within 5 years	471	1.35	252	—
After 5 years	9,634	2.07	10,113	2.09
Total FHLB advances	$1,810,218	5.53%	$5,460,552	4.39%

Aggregate carrying value of assets pledged as collateral	$20,943,861		$13,692,379
Remaining borrowing capacity at FHLB	13,380,838		4,291,326
The Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential and commercial real estate loans, home equity lines of credit, CMBS, Agency MBS, Agency CMO, U.S. Treasury notes, and MBS. The Bank was in compliance with its FHLB collateral requirements at both September 30, 2023, and December 31, 2022.
The following table summarizes long-term debt:

(Dollars in thousands)		At September 30, 2023	At December 31, 2022
4.375%	Senior fixed-rate notes due February 15, 2024 (2)	$132,550	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (3)	329,443	333,458
4.000%	Subordinated fixed-to-floating rate notes due December 30, 2029	274,000	274,000
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	225,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (4)		77,320	77,320
Total senior and subordinated debt		1,038,313	1,059,778
Discount on senior fixed-rate notes		(592)	(756)
Debt issuance cost on senior fixed-rate notes		(1,516)	(1,824)
Premium on subordinated fixed-to-floating rate notes		14,334	15,930
Long-term debt (1)		$1,050,539	$1,073,128
(1)The classification of debt as long-term is based on the initial terms of greater than one year as of the date of issuance.
(2)The Company repurchased and retired $17.5 million of these senior notes at 96 cents on the dollar in May 2023. The resulting
$0.7 million gain recognized on extinguishment is included in Other income on the accompanying Condensed Consolidated Statements of Income for the nine months ended September 30, 2023.
(3)The Company de-designated its fair value hedging relationship on these senior notes in 2020. A basis adjustment of $29.4 million and $33.5 million at September 30, 2023, and December 31, 2022, respectively, is included in the carrying value and is being amortized over the remaining life of the senior notes.
(4)The interest rate on the Webster Statutory Trust I floating-rate notes, which varies quarterly based on 3-month SOFR (previously
3-month LIBOR prior to the July 1, 2023 publication cessation date) plus 2.95%, which yielded 8.62% and 7.69% at
September 30, 2023, and December 31, 2022, respectively.

Note 9: Accumulated Other Comprehensive (Loss) Income, Net of Tax
The following tables summarize the changes in each component of accumulated other comprehensive (loss) income, net of tax:

	Three months ended September 30, 2023				Nine months ended September 30, 2023
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(644,579)	$(35,023)	$(39,221)	$(718,823)	$(631,160)	$(8,874)	$(44,926)	$(684,960)
Other comprehensive (loss) income before reclassifications	(174,594)	(23,132)	—	(197,726)	(203,031)	(50,473)	3,553	(249,951)
Amounts reclassified from accumulated other comprehensive (loss)	—	421	349	770	15,018	1,613	2,501	19,132
Other comprehensive (loss) income, net of tax	(174,594)	(22,711)	349	(196,956)	(188,013)	(48,860)	6,054	(230,819)
Balance, end of period	$(819,173)	$(57,734)	$(38,872)	$(915,779)	$(819,173)	$(57,734)	$(38,872)	$(915,779)

	Three months ended September 30, 2022				Nine months ended September 30, 2022
(In thousands)	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Securities Available For Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(445,616)	$(2,082)	$(33,634)	$(481,332)	$4,536	$6,070	$(33,186)	$(22,580)
Other comprehensive (loss) before reclassifications	(243,872)	(14,416)	(248)	(258,536)	(694,024)	(24,099)	(1,295)	(719,418)
Amounts reclassified from accumulated other comprehensive (loss)	1,641	717	609	2,967	1,641	2,248	1,208	5,097
Other comprehensive (loss) income, net of tax	(242,231)	(13,699)	361	(255,569)	(692,383)	(21,851)	(87)	(714,321)
Balance, end of period	$(687,847)	$(15,781)	$(33,273)	$(736,901)	$(687,847)	$(15,781)	$(33,273)	$(736,901)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss) income:

Accumulated Other Comprehensive (Loss) Income Components	Three months ended		Nine months ended		Associated Line Item on the Condensed Consolidated Statements of Income
	September 30,		September 30,
	2023	2022	2023	2022
(In thousands)
Investment securities available-for-sale:
Net holding (losses)	$—	$(2,234)	$(20,531)	$(2,234)	(Loss) on sale of investment securities
Tax benefit	—	593	5,513	593	Income tax expense
Net of tax	$—	$(1,641)	$(15,018)	$(1,641)
Derivative instruments:
Hedge terminations	$(67)	$(76)	$(242)	$(229)	Interest expense
Premium amortization	(510)	(909)	(1,970)	(2,856)	Interest income
Tax benefit	156	268	599	837	Income tax expense
Net of tax	$(421)	$(717)	$(1,613)	$(2,248)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(479)	$(835)	$(1,562)	$(1,657)	Other expense
Other	—	—	(1,869)	—	Other expense
Tax benefit	130	226	930	449	Income tax expense
Net of tax	$(349)	$(609)	$(2,501)	$(1,208)

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
Quantitative measures established by Basel III to ensure capital adequacy require the Company to maintain minimum ratios of CET1 capital to total risk-weighted assets (CET1 risk-based capital), Tier 1 capital to total risk-weighted assets (Tier 1 risk-based capital), Total capital to total risk-weighted assets (Total risk-based capital), and Tier 1 capital to average tangible assets (Tier 1 leverage capital), as defined in the regulations. CET1 capital consists of common stockholders’ equity less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. Upon adoption of Basel III, the Company elected to opt-out of the requirement to include certain components of AOCI in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes permissible portions of subordinated debt and the ACL.
At September 30, 2023, and December 31, 2022, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
The following tables provides information on the capital ratios for the Holding Company and the Bank:

	At September 30, 2023
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$6,048,469	11.12%	$2,447,347	4.5%	$3,535,056	6.5%
Total risk-based capital	7,497,339	13.79	4,350,838	8.0	5,438,548	10.0
Tier 1 risk-based capital	6,332,448	11.64	3,263,129	6.0	4,350,838	8.0
Tier 1 leverage capital	6,332,448	8.83	2,869,002	4.0	3,586,253	5.0
Webster Bank
CET1 risk-based capital	$6,790,765	12.51%	$2,443,048	4.5%	$3,528,848	6.5%
Total risk-based capital	7,365,002	13.57	4,343,197	8.0	5,428,997	10.0
Tier 1 risk-based capital	6,790,765	12.51	3,257,398	6.0	4,343,197	8.0
Tier 1 leverage capital	6,790,765	9.48	2,866,587	4.0	3,583,234	5.0

	At December 31, 2022
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 risk-based capital	$5,822,369	10.71%	$2,446,344	4.5%	$3,533,608	6.5%
Total risk-based capital	7,203,029	13.25	4,349,056	8.0	5,436,320	10.0
Tier 1 risk-based capital	6,106,348	11.23	3,261,792	6.0	4,349,056	8.0
Tier 1 leverage capital	6,106,348	8.95	2,730,212	4.0	3,412,765	5.0
Webster Bank
CET1 risk-based capital	$6,661,504	12.28%	$2,442,058	4.5%	$3,527,417	6.5%
Total risk-based capital	7,165,935	13.20	4,341,437	8.0	5,426,796	10.0
Tier 1 risk-based capital	6,661,504	12.28	3,256,078	6.0	4,341,437	8.0
Tier 1 leverage capital	6,661,504	9.77	2,727,476	4.0	3,409,345	5.0
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
The Bank paid dividends to the Holding Company totaling $250.0 million and $500.0 million for the three and nine months ended September 30, 2023, respectively, and $250.0 million and $375.0 million for the three and nine months ended September 30, 2022, respectively, for which no express approval from the OCC was required.
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
The following table summarizes the Company's LIHTC investments and related unfunded commitments:

(In thousands)	September 30, 2023	December 31, 2022
Gross investment in LIHTC investments	$921,100	$797,453
Accumulated amortization	(123,708)	(69,424)
Net investment in LIHTC investments	$797,392	$728,029

Unfunded commitments for LIHTC investments	$391,896	$335,959

The aggregate carrying value of the Company's LIHTC investments is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and represents the Company's maximum exposure to loss. The related unfunded commitments are included in Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. There were $120.9 million and $123.4 million of net commitments approved to fund LIHTC investments during the nine months ended September 30, 2023, and 2022, respectively.
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
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the underlying equity is distributed as the investment is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company's other non-marketable investments was $179.5 million and $144.9 million at September 30, 2023, and December 31, 2022, respectively, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $299.9 million and $243.9 million, respectively. Additional information regarding the fair value of other non-marketable investments can be found within
Note 14: Fair Value Measurements.
Note 12: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income	$226,475	$233,968	$682,447	$399,532
Less: Preferred stock dividends	4,162	4,162	12,487	11,756
Net income available to common stockholders	222,313	229,806	669,960	387,776
Less: Earnings allocated to participating securities	2,146	2,128	6,211	3,562
Earnings applicable to common stockholders	$220,167	$227,678	$663,749	$384,214

Weighted-average common shares outstanding - basic	171,210	173,868	172,233	165,743
Add: Effect of dilutive stock options and restricted stock	140	76	93	70
Weighted-average common shares outstanding - diluted	171,350	173,944	172,326	165,813

Basic earnings per common share	$1.29	$1.31	$3.85	$2.32
Diluted earnings per common share	1.28	1.31	3.85	2.32
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
Potential common shares from performance-based restricted stock that were not included in the computation of dilutive earnings per common share because they were anti-dilutive under the treasury stock method were 96,415 and 187,349 for the three and nine months ended September 30, 2023, respectively, and 97,294 and 330,688 for the three and nine months ended September 30, 2022, respectively.

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
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	At September 30, 2023
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$450,000	$8	$5,400,000	$77,384
Not designated as hedging instruments:
Interest rate derivatives (1)	7,580,155	472,844	7,546,167	479,766
Mortgage banking derivatives (2)	1,113	8	—	—
Other (3)	264,524	749	684,520	118
Total not designated as hedging instruments	7,845,792	473,601	8,230,687	479,884
Gross derivative instruments, before netting	$8,295,792	473,609	$13,630,687	557,268
Less: Master netting agreements		78,044		78,044
Cash collateral		392,408		—
Total derivative instruments, after netting		$3,157		$479,224

	At December 31, 2022
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,350,000	$1,515	$1,750,000	$9,632
Not designated as hedging instruments:
Interest rate derivatives (1)	7,024,507	221,225	7,022,844	403,952
Mortgage banking derivatives (2)	3,283	32	—	—
Other (3)	161,934	134	606,478	915
Total not designated as hedging instruments	7,189,724	221,391	7,629,322	404,867
Gross derivative instruments, before netting	$8,539,724	222,906	$9,379,322	414,499
Less: Master netting agreements		16,129		16,129
Cash collateral		184,095		—
Total derivative instruments, after netting		$22,682		$398,370
(1)Balances related to clearing houses are presented as a single unit of account. In accordance with their rule books, clearing houses legally characterize variation margin payments as settlement of derivatives rather than collateral against derivative positions. At September 30, 2023, and December 31, 2022, notional amounts of interest rate swaps cleared through clearing houses include $0.1 billion and $2.7 billion for asset derivatives, respectively, and $0.4 billion and zero for liability derivatives, respectively. The related fair values approximate zero.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $2.2 million and $2.4 million at September 30, 2023, and December 31, 2022, respectively.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $206.4 million and $125.6 million for asset derivatives and $667.6 million and $559.2 million for liability derivatives at September 30, 2023, and December 31, 2022, respectively, which have insignificant related fair values.

The following tables present fair value positions transitioned from gross to net upon applying counterparty netting agreements:

	At September 30, 2023
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$472,969	$78,044	$392,408	$2,517	$2,538
Liability derivatives	78,044	78,044	—	—	6,442

	At December 31, 2022
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Pledged	Net Amount Presented	Amounts Not Offset
Asset derivatives	$217,246	$16,129	$184,095	$17,022	$17,392
Liability derivatives	16,129	16,129	—	—	1,545
Derivative Activity
The following table summarizes the income statement effect of derivatives designated as hedging instruments:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Net Interest Income	2023	2022	2023	2022
Fair value hedges:
Interest rate derivatives	Deposits interest expense	$7,393	$—	$8,086	$—
Hedged item	Deposits interest expense	(6,145)	—	(5,870)	—
Net recognized on fair value hedges		$(1,248)	$—	$(2,216)	$—
Cash flow hedges:
Interest rate derivatives	Long-term debt interest expense	$68	$76	$243	$229
Interest rate derivatives	Interest and fees on loans and leases	(4,197)	(483)	(5,657)	3,320
Net recognized on cash flow hedges		$(4,265)	$(559)	$(5,900)	$3,091
The following table summarizes information related to fair value hedging adjustments:

Condensed Consolidated Balance Sheet Line Item in Which Hedged Item is Located	Notional Amount of Hedged Item		Carrying Amount of Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
(In thousands)	At September 30, 2023	At December 31, 2022	At September 30, 2023	At December 31, 2022	At September 30, 2023	At December 31, 2022
Deposits	$400,000	$—	$394,130	$—	$(5,870)	$—
Long-term debt (1)	300,000	300,000	329,443	333,458	29,443	33,458
(1)The Company de-designated its fair value hedging relationship on its long-term debt in 2020. The basis adjustment included in the carrying amount is being amortized into interest expense over the remaining life of the long-term debt.
Time-value premiums, which are amortized on a straight-line basis, are excluded from the assessment of hedge effectiveness for purchased options designated as cash flow hedges. At September 30, 2023, the remaining unamortized balance of time-value premiums was $0.9 million. Over the next twelve months, an estimated decrease to interest income of $42.0 million will be reclassified from AOCI relating to cash flow hedge gain/loss, and an estimated increase to interest expense of $0.1 million will be reclassified from AOCI relating to cash flow hedge terminations. At September 30, 2023, the remaining unamortized loss on terminated cash flow hedges was $0.1 million. The maximum length of time over which forecasted transactions are hedged is 4.4 years. Additional information regarding cash flow hedge activity impacting AOCI and the related amounts reclassified to net income can be found within Note 9: Accumulated Other Comprehensive (Loss) Income, Net of Tax.
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Non-interest Income	2023	2022	2023	2022
Interest rate derivatives	Other income	$1,474	$6,032	$(2,407)	$25,291
Mortgage banking derivatives	Mortgage banking activities	4	31	(24)	(47)
Other	Other income	1,552	3,196	(104)	4,620
Total not designated as hedging instruments		$3,030	$9,259	$(2,535)	$29,864

Derivative Exposure. At September 30, 2023, the Company had $6.5 million in initial margin collateral posted at clearing houses. In addition, $398.9 million of cash collateral received is included in Cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to derivatives with the Bank's customers was $0.6 million at September 30, 2023. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to derivatives with the Bank's customers totaled $102.4 million at September 30, 2023. The Company has incorporated a valuation adjustment to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $10.4 million and $8.4 million at September 30, 2023, and December 31, 2022, respectively. Various factors impact changes in the valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.
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
The following table compares the fair value to the unpaid principal balance of originated loans held for sale:

	At September 30, 2023			At December 31, 2022
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$837	$1,319	$(482)	$1,991	$1,631	$360
Rabbi Trust Investments. Investments held in each of the Company's Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. The Company has elected to measure the Rabbi Trusts' investments at fair value. Accordingly, the Rabbi Trusts' investments are classified within Level 1 of the fair value hierarchy. At September 30, 2023, and December 31, 2022, the total cost basis of the investments held in the Rabbi Trusts was $10.3 million and $10.0 million, respectively.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At September 30, 2023, and December 31, 2022, equity investments with a readily determinable fair value had a total carrying amount of $0.9 million and $0.4 million, respectively, with no remaining unfunded commitment. During the three and nine months ended September 30, 2023, there were total write-ups in fair value of $0.3 million and $0.5 million, respectively, associated with these alternative investments.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company's alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At September 30, 2023, and December 31, 2022, these alternative investments had a total carrying amount of $31.3 million and $89.2 million, respectively, and a remaining unfunded commitment of $29.9 million and $82.7 million, respectively.
Contingent Consideration. The Company recorded $16.0 million of contingent consideration at fair value related to two earn-out agreements associated with the acquisition of interLINK on January 11, 2023. The terms of the purchase agreement specified that the seller would receive earn-outs based on the ability of the Company to: (i) re-sign the existing broker dealers under contract, and (ii) generate $2.5 billion in new broker dealer deposit programs within three years of the acquisition date. The estimated fair values of the contingent consideration liabilities are measured on a recurring basis and determined using an income approach considering management’s evaluation of the probability of achievement, forecasted achievement date (payment term), and a discount rate equivalent to the counterparty cost of debt. These significant inputs, which are the responsibility of management and calculated with the assistance of a third-party valuation specialist, are not observable and accordingly, are classified within Level 3 of the fair value hierarchy.
The following table summarizes the unobservable inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities at September 30, 2023 (dollars in thousands):

Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers	$4,826	99.0%	2.13	6.40%	$4,231
(ii) Deposit program growth	$12,500	100.0%	1.25	6.40%	$11,568

Contingent consideration liabilities are included within Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. Any fair value adjustments to contingent consideration liabilities are included in Other expense on the accompanying Condensed Consolidated Statements of Income.
The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
U.S. Treasury notes	$387,021	$—	$—	$387,021
Government agency debentures	—	248,536	—	248,536
Municipal bonds and notes	—	1,523,322	—	1,523,322
Agency CMO	—	49,905	—	49,905
Agency MBS	—	2,252,635	—	2,252,635
Agency CMBS	—	1,755,131	—	1,755,131
CMBS	—	786,602	—	786,602
Corporate debt	—	601,582	—	601,582
Private label MBS	—	39,878	—	39,878
Other	—	8,779	—	8,779
Total available-for-sale securities	387,021	7,266,370	—	7,653,391
Gross derivative instruments, before netting (1)	713	472,896	—	473,609
Originated loans held for sale	—	837	—	837
Investments held in Rabbi Trusts	12,837	—	—	12,837
Alternative investments (2)	891	—	—	32,206
Total financial assets	$401,462	$7,740,103	$—	$8,172,880
Financial Liabilities:
Gross derivative instruments, before netting (1)	$64	$557,204	$—	$557,268
Contingent consideration	—	—	15,799	15,799
Total financial liabilities	$64	$557,204	$15,799	$573,067

	At December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
U.S. Treasury notes	$717,040	$—	$—	$717,040
Government agency debentures	—	258,374	—	258,374
Municipal bonds and notes	—	1,633,202	—	1,633,202
Agency CMO	—	59,965	—	59,965
Agency MBS	—	2,158,024	—	2,158,024
Agency CMBS	—	1,406,486	—	1,406,486
CMBS	—	896,640	—	896,640
CLO	—	2,107	—	2,107
Corporate debt	—	704,412	—	704,412
Private label MBS	—	44,249	—	44,249
Other	—	12,198	—	12,198
Total available-for-sale securities	717,040	7,175,657	—	7,892,697
Gross derivative instruments, before netting (1)	79	222,827	—	222,906
Originated loans held for sale	—	1,991	—	1,991
Investments held in Rabbi Trusts	12,103	—	—	12,103
Alternative investments (2)	430	—	—	89,678
Total financial assets	$729,652	$7,400,475	$—	$8,219,375
Financial Liabilities:
Gross derivative instruments, before netting (1)	$843	$413,656	$—	$414,499
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
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At September 30, 2023, and December 31, 2022, the carrying amount of these alternative investments was $50.0 million and $42.8 million, respectively, of which $4.8 million and $5.9 million, respectively, were considered to be measured at fair value. There were $0.9 million and $1.2 million in total write-ups due to observable price changes during the three and nine months ended September 30, 2023, respectively, and $1.0 million in write-downs due to impairment.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At September 30, 2023, and December 31, 2022, there were $45.4 million and zero loans that were transferred to held for sale on the Condensed Consolidated Balance Sheet.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At September 30, 2023, and December 31, 2022, the total book value of OREO and repossessed assets was $3.3 million and $2.3 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that were in process of foreclosure at September 30, 2023, was $16.3 million.
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
Loans and Leases, net. Except for collateral dependent loans and leases, the fair value of loans and leases held for investment is estimated using a discounted cash flow methodology, based on future prepayments and market interest rates inclusive of an illiquidity discount for comparable loans and leases. The associated cash flows are then adjusted for associated credit risks and other potential losses, as appropriate. Loans and leases are classified within Level 3 of the fair value hierarchy.

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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing rights:

	At September 30, 2023		At December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$2,172,731	$2,172,731	$839,943	$839,943
Level 2
Held-to-maturity investment securities	6,875,772	5,675,674	6,564,697	5,761,453
Level 3
Loans and leases, net	49,452,708	47,196,492	49,169,685	47,604,463
Mortgage servicing assets	8,519	24,822	9,515	27,043
Liabilities:
Level 2
Deposit liabilities	$52,844,248	$52,844,248	$49,893,391	$49,893,391
Time deposits	7,487,519	7,452,837	4,160,949	4,091,979
Securities sold under agreements to repurchase and other borrowings	157,491	157,474	1,151,830	1,151,797
FHLB advances	1,810,218	1,810,810	5,460,552	5,459,218
Long-term debt (1)	1,050,539	995,176	1,073,128	1,001,779
(1)Any unamortized premiums/discounts, debt issuance costs, or basis adjustments to long-term debt, as applicable, are excluded from the determination of fair value.

Note 15: Retirement Benefit Plans
Defined Benefit Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost (income):

	Three months ended September 30,
	2023			2022
(In thousands)	Pension	SERP	OPEB	Pension	SERP	OPEB
Service cost	$—	$—	$6	$—	$—	$9
Interest cost	2,164	48	263	1,441	17	194
Expected return on plan assets	(3,435)	—	—	(3,669)	—	—
Amortization of actuarial loss (gain)	1,153	2	(676)	821	7	7
Net periodic benefit (income) cost	$(118)	$50	$(407)	$(1,407)	$24	$210

	Nine months ended September 30,
	2023			2022
(In thousands)	Pension	SERP	OPEB	Pension	SERP	OPEB
Service cost	$—	$—	$20	$—	$—	$24
Interest cost	6,586	162	906	4,198	49	551
Expected return on plan assets	(8,833)	—	—	(11,006)	—	—
Amortization of actuarial loss (gain)	3,585	5	(2,028)	1,667	20	(30)
Net periodic benefit cost (income)	$1,338	$167	$(1,102)	$(5,141)	$69	$545
The components of net periodic benefit cost (income) are included in Other expense on the accompanying Condensed Consolidated Statements of Income. The weighted-average expected long-term rate of return on plan assets determined as of the beginning of the year was 5.50%, and was subsequently remeasured at 6.00% during the September 30, 2023 interim period.
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
Segment Reporting Methodology
The Company uses an internal profitability reporting system to generate information by reportable segment, which is based on a series of management estimates for FTP, and allocations for non-interest expense, provision for credit losses, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are periodically reviewed and refined. Changes in estimates and allocations that affect the results of any reportable segment do not affect the consolidated financial position or results of operations of the Company as a whole. The full profitability measurement reports, which are prepared for each reportable segment, reflect non-GAAP reporting methodologies. The differences between full profitability and GAAP results are reconciled in the Corporate and Reconciling category.
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

The Company allocates a majority of non-interest expense to each reportable segment using an activity and driver-based costing process. Costs, including shared services and back-office support areas, are analyzed, pooled by process, and assigned to the appropriate reportable segment. The combination of direct revenue, direct expenses, FTP, and allocations of non-interest expense produces PPNR, which is the basis the segments are reviewed by executive management. The Company also allocates the provision for credit losses to each reportable segment based on management's estimate of the expected loss content in each of the specific loan and lease portfolios. The ACL on loans and leases is included in total assets within the Corporate and Reconciling category. Business development expenses, such as merger-related and strategic initiatives costs, are also generally included in the Corporate and Reconciling category.
The following tables present balance sheet information, including the appropriate allocations, for the Company's reportable segments and the Corporate and Reconciling category:

	At September 30, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$2,029,204	$57,485	$544,776	$—	$2,631,465
Total assets	42,802,857	118,313	10,803,140	19,406,541	73,130,851

	At December 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,904,291	$57,779	$552,034	$—	$2,514,104
Total assets	44,380,582	122,729	10,625,334	16,148,876	71,277,521
The following tables present operating results, including the appropriate allocations, for the Company’s reportable segments and the Corporate and Reconciling category:

	Three months ended September 30, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$391,386	$77,669	$195,315	$(77,234)	$587,136
Non-interest income	30,605	20,799	26,886	12,092	90,382
Non-interest expense	110,306	39,870	105,703	106,699	362,578
Pre-tax, pre-provision net revenue	311,685	58,598	116,498	(171,841)	314,940
Provision (benefit) for credit losses	39,477	—	(3,638)	661	36,500
Income before income taxes	272,208	58,598	120,136	(172,502)	278,440
Income tax expense	68,324	15,822	31,716	(63,897)	51,965
Net income	$203,884	$42,776	$88,420	$(108,605)	$226,475

	Three months ended September 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$333,554	$58,567	$195,748	$(36,866)	$551,003
Non-interest income	40,497	25,842	33,842	13,455	113,636
Non-interest expense	102,415	36,725	109,588	81,343	330,071
Pre-tax, pre-provision net revenue	271,636	47,684	120,002	(104,754)	334,568
Provision (benefit) for credit losses	33,341	—	(1,989)	5,179	36,531
Income before income taxes	238,295	47,684	121,991	(109,933)	298,037
Income tax expense	59,574	12,779	31,718	(40,002)	64,069
Net income	$178,721	$34,905	$90,273	$(69,931)	$233,968

	Nine months ended September 30, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$1,159,306	$224,820	$610,353	$(228,231)	$1,766,248
Non-interest income	98,257	67,889	81,722	2,654	250,522
Non-interest expense	329,397	126,213	321,462	262,062	$1,039,134
Pre-tax, pre-provision net revenue	928,166	$166,496	370,613	(487,639)	977,636
Provision (benefit) for credit losses	109,994	—	(1,085)	5,838	114,747
Income before income tax expense	818,172	166,496	371,698	(493,477)	862,889
Income tax expense	205,361	44,954	98,128	(168,001)	180,442
Net income	$612,811	$121,542	$273,570	$(325,476)	$682,447

	Nine months ended September 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$954,044	$152,702	$511,712	$(186,547)	$1,431,911
Non-interest income	128,670	79,352	92,541	38,041	338,604
Non-interest expense	294,375	110,674	312,464	330,570	1,048,083
Pre-tax, pre-provision net revenue	788,339	121,380	291,789	(479,076)	722,432
Provision (benefit) for credit losses	238,054	—	(5,906)	5,471	237,619
Income before income tax expense	550,285	121,380	297,695	(484,547)	484,813
Income tax expense	133,966	32,530	77,352	(158,567)	85,281
Net income	$416,319	$88,850	$220,343	$(325,980)	$399,532

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

	Three months ended September 30, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$5,056	$19,573	$15,251	$1,125	$41,005
Loan and lease related fees (1)	4,274	—	—	—	4,274
Wealth and investment services (2)	2,861	—	4,393	—	7,254
Other income	—	1,226	3,541	1,092	5,859
Revenue from contracts with customers	12,191	20,799	23,185	2,217	58,392
Other sources of non-interest income	18,414	—	3,701	9,875	31,990
Total non-interest income	$30,605	$20,799	$26,886	$12,092	$90,382

	Three months ended September 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$7,573	$24,008	$18,728	$498	$50,807
Loan and lease related fees (1)	5,623	—	—	—	5,623
Wealth and investment services	2,672	—	8,756	(9)	11,419
Other income	—	1,834	413	—	2,247
Revenue from contracts with customers	15,868	25,842	27,897	489	70,096
Other sources of non-interest income	24,629	—	5,945	12,966	43,540
Total non-interest income	$40,497	$25,842	$33,842	$13,455	$113,636

	Nine months ended September 30, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$16,028	$62,651	$52,456	$724	$131,859
Loan and lease related fees (1)	13,024	—	—	—	13,024
Wealth and investment services (2)	8,501	—	12,746	(15)	21,232
Other income	—	5,238	5,097	3,146	13,481
Revenue from contracts with customers	37,553	67,889	70,299	3,855	179,596
Other sources of non-interest income	60,704	—	11,423	(1,201)	70,926
Total non-interest income	$98,257	$67,889	$81,722	$2,654	$250,522

	Nine months ended September 30, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$21,905	$74,091	$53,057	$966	$150,019
Loan and lease related fees (1)	16,198	—	—	—	16,198
Wealth and investment services	8,576	—	24,706	(22)	33,260
Other income	—	5,261	1,083	—	6,344
Revenue from contracts with customers	46,679	79,352	78,846	944	205,821
Other sources of non-interest income	81,991	—	13,695	37,097	132,783
Total non-interest income	$128,670	$79,352	$92,541	$38,041	$338,604
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

Contracts with customers did not generate significant contract assets and liabilities at September 30, 2023, or December 31, 2022.
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

The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At September 30, 2023	At December 31, 2022
Commitments to extend credit	$11,130,936	$11,237,496
Standby letters of credit	402,120	380,655
Commercial letters of credit	56,464	53,512
Total credit-related financial instruments with off-balance sheet risk	$11,589,520	$11,671,663
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
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is recorded under the CECL methodology and included in Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets to provide for the unused portion of commitments to lend that are not unconditionally cancellable by the Company. At September 30, 2023, and December 31, 2022, the ACL on unfunded loan commitments totaled $23.0 million and $27.7 million, respectively.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2023. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to the un-remediated material weaknesses in internal control over financial reporting related to certain general information technology controls specific to logical access, which was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Prior to the filing of this Quarterly Report on Form 10-Q (this "Form 10-Q"), we completed substantive procedures for the quarter ended September 30, 2023. Based on these procedures, management believes that our Condensed Consolidated Financial Statements included in this Form 10-Q have been prepared in accordance with GAAP. For additional information, please refer to Part II - Item 9A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
In July 2023, the Company executed and completed its core conversion in connection with the merger with Sterling.
Other than changes made related to such core conversion, as well as the ongoing material weakness remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, or subsequent Quarterly Reports on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for the Company's common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
July 1, 2023 - July 31, 2023	2,249	$41.05	—	$343,340,118
August 1, 2023 - August 31, 2023	720,664	41.65	720,351	313,340,201
September 1, 2023 - September 30, 2023	487,340	41.53	481,125	293,356,942
Total	1,210,253	41.60	1,201,476	293,356,942
(1)During the three months ended September 30, 2023, 8,777 of the total number of shares purchased were acquired at market prices outside of the Company's common stock repurchase program and related to employee share-based compensation plan activity.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
A list of exhibits to this Form 10-Q is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 18, 2021, by and between Sterling Bancorp and Webster Financial Corporation		8-K	2.1	4/23/2021
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of April 28, 2023		8-K	3.1	4/28/2023
3.4	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.5	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.6	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.7	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.8	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.9	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.10	Certificate of Designations establishing the rights of the Company's 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.11	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.12	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
10.1	Webster Financial Corporation 2021 Stock Incentive Plan (as amended and restated effective April 26, 2023)		DEF 14A	A	3/15/2023
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (1)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (1)
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Stockholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
(Registrant)

Date: November 7, 2023	By:	/s/ John R. Ciulla
John R. Ciulla
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2023	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)