Form 10-K
period 2023-12-31
WEBSTER FINANCIAL CORP
filed 2024-02-27
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of voting common stock held by non-affiliates, computed by reference using the closing price on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.5 billion.
The number of shares of common stock, par value $0.01 per share, outstanding as of February 23, 2024 was 171,753,097.
Documents Incorporated by Reference
Part III: Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2024 (the “Proxy Statement”).

i

KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset Liability Committee
Ametros	Ametros Financial Corporation
AOCI (AOCL)	Accumulated other comprehensive income (loss), net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III Capital Rules	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Bend	Bend Financial, Inc.
BHC Act	Bank Holding Company Act of 1956, as amended
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit loss model, defined in ASC 326 “Financial Instruments – Credit Losses”
CET1	Common Equity Tier 1 Capital, defined by the Basel III Capital Rules
CET1 Risk-Based Capital	Ratio of CET1 capital to total risk-weighted assets, defined by the Basel III Capital Rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation securities
CMBS	Non-agency commercial mortgage-backed securities
COVID-19	Coronavirus
CRA	Community Reinvestment Act of 1977
DEIB	Diversity, equity, inclusion and belonging
DTA / DTL	Deferred tax asset / deferred tax liability
EAD	Exposure at default
ESG	Environmental, Social, and Governance
ERMC	Enterprise Risk Management Committee
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDIF	Federal Deposit Insurance Fund
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRA	Federal Reserve Act
FRB	Federal Reserve Bank
FTE	Fully tax-equivalent
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
interLINK	Interlink Insured Sweep LLC
IRA	Inflation Reduction Act of 2022
LGD	Loss given default
LIBOR	London Inter-Bank Offered Rate
LIHTC	Low income housing tax-credit
Moody's	Moody's Investor Services
NAV	Net asset value
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI (OCL)	Other comprehensive income (loss)
OFAC	Office of Foreign Assets Control of the U.S. Department of the Treasury
OPEB	Other post-employment medical and life insurance benefits
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PD	Probability of default

PPNR	Pre-tax, pre-provision net revenue
ROU	Right-of-use
S&P	Standard and Poor's Rating Services
SALT	State and local tax
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental executive retirement plan
SOFR	Secured Overnight Financing Rate
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
TDR	Troubled debt restructuring, defined in ASC 310-40 “Receivables-Troubled Debt Restructurings by Creditors”
Tier 1 Leverage Capital	Ratio of Tier 1 capital to average tangible assets, defined by the Basel III Capital Rules
Tier 1 Risk-Based Capital	Ratio of Tier 1 capital to total risk-weighted assets, defined by the Basel III Capital Rules
Total Risk-Based Capital	Ratio of total capital to total risk-weighted assets, defined by the Basel III Capital Rules
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Requirement to Intercept and Obstruct Terrorism Act of 2001
UTB	Unrecognized tax benefit
VIE / VOE	Variable interest entity / voting interest entity, defined in ASC 810-10 “Consolidation-Overall”
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

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
•continued regulatory changes or other mitigation efforts taken by government agencies in response to turmoil in the banking industry, including due to the bank failures in 2023;
•volatility in Webster's stock price due to investor sentiment, including in light of turmoil in the banking industry;
•local, regional, national, and international economic conditions, and the impact they may have on us or our customers;
•volatility and disruption in national and international financial markets, including as a result of geopolitical conflict;
•unforeseen events, such as pandemics or natural disasters, and any governmental or societal responses thereto;
•changes in laws and regulations, or existing laws and regulations that we become subject to, including those concerning banking, taxes, dividends, securities, insurance, and healthcare administration, with which we and our subsidiaries must comply;
•adverse conditions in the securities markets that could lead to impairment in the value of our securities portfolio;
•inflation, monetary fluctuations, and changes in interest rates, including the impact of such changes on economic conditions, customer behavior, funding costs, and our loans and leases and securities portfolios;
•possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit, as needed, and pass a budget funding the federal government;
•the impact of any U.S. federal government shutdown;
•the timely development and acceptance of new products and services, and the perceived value of those products and services by customers;
•changes in deposit flows, consumer spending, borrowings, and savings habits;
•our ability to implement new technologies and maintain secure and reliable information and technology systems;
•the effects of any cybersecurity threats or fraudulent activity, including those that involve our third-party vendors and service providers;
•performance by our counterparties and third-party vendors;
•our ability to increase market share and control expenses;
•changes in the competitive environment among banks, financial holding companies, and other traditional and non-traditional financial services providers;
•our ability to maintain adequate sources of funding and liquidity;
•changes in the mix of loan geographies, sectors, or types and the level of non-performing assets and charge-offs;
•changes in estimates of future reserve requirements based upon periodic review thereof under relevant regulatory and accounting requirements;
•the effect of changes in accounting policies and practices applicable to us, including impacts of recently adopted accounting guidance;
•legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;
•our ability to appropriately address any environmental, social, governmental, and sustainability concerns that may arise from our business activities; and
•our ability to assess and monitor the effect of artificial intelligence on our business and operations.
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

PART I
ITEM 1. BUSINESS
General
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. Webster Bank, and its HSA Bank Division, is a leading commercial bank in the Northeast that provides a wide range of digital and traditional financial solutions across three differentiated lines of business: Commercial Banking, HSA Bank, and Consumer Banking. While its core footprint spans the northeastern U.S. from New York to Massachusetts, certain businesses operate in extended geographies. HSA Bank is one of the largest providers of employee benefits solutions in the U.S.
Available Information
The Company files reports with the SEC, and makes available, free of charge, within the investor relations section of its internet website (http://investors.websterbank.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The SEC website (http://www.sec.gov) makes reports, proxy and information statements, and other information filed electronically with the SEC available to the public free of charge. Information contained on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
Mergers and Acquisitions
On January 31, 2022, the Company completed its merger with Sterling. Pursuant to the merger agreement, Sterling Bancorp merged with and into the Holding Company, with the Holding Company continuing as the surviving corporation. Following the merger, on February 1, 2022, Sterling National Bank, a wholly-owned subsidiary of Sterling Bancorp, merged with and into the Bank, with the Bank continuing as the surviving bank. Sterling was a full-service regional bank headquartered in Pearl River, New York, that primarily served the Greater New York metropolitan area. The merger expanded the Company's geographic footprint and combined two complementary organizations to create one of the largest commercial banks in the northeastern U.S.
On February 18, 2022, the Bank acquired Bend, a cloud-based platform solution provider for HSAs. The acquisition accelerated the Company's efforts underway to deliver enhanced user experiences at HSA Bank.
On January 11, 2023, the Bank acquired interLINK, a technology-enabled deposit management platform that administers over $9 billion of deposits from FDIC-insured cash sweep programs between banks and broker/dealers and clearing firms. The acquisition provided the Company with access to a unique source of core deposit funding and scalable liquidity and added another technology-enabled channel to its already differentiated, omnichannel deposit gathering capabilities.
On January 24, 2024, the Bank acquired Ametros, a custodian and administrator of medical funds from insurance claims settlements that helps individuals manage their ongoing medical care through its CareGuard service and proprietary technology platform. The Company believes that the acquisition will provide a fast-growing source of low-cost and long-duration deposits, new sources of non-interest income, and enhance its employee benefit and healthcare financial services expertise.
Additional information regarding the Company's mergers and acquisitions can be found in Part II under the section captioned "Recent Developments" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and within Note 2: Mergers and Acquisitions in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
Subsidiaries and Reportable Segments
The Holding Company's principal consolidated subsidiary is the Bank. As of December 31, 2023, the Bank's significant wholly-owned subsidiaries included: Webster Servicing LLC, Webster Public Finance Corporation, Sterling National Funding Corporation, Webster Mortgage Investment Corporation, Sterling Business Credit LLC, Webster Wealth Advisors, Inc., Webster Licensing, LLC, Bend Financial, Inc., Interlink Insured Sweep LLC, Webster Investment Services, Inc., Webster Preferred Capital Corporation, and Webster Community Development Corporation.
As of December 31, 2023, the Company's operations are organized into three reportable segments that represent its primary businesses: Commercial Banking, HSA Bank, and Consumer Banking.

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
HSA Bank, serviced through Webster Servicing LLC, offers a comprehensive consumer-directed employee benefit and healthcare solution that includes HSAs, health reimbursement arrangements, flexible spending accounts, and commuter benefits. HSAs are used in conjunction with high deductible health plans in order to facilitate tax advantages for account holders with respect to health care spending and savings. HSAs are distributed nationwide through employers for and to individual consumers, as well as through national and regional insurance carriers, benefit consultants, and financial advisors. HSA deposits provide long-duration, low-cost funding that is used to minimize the Bank's use of wholesale funding in support of its loan growth. Non-interest revenue is generated predominantly through service fees and interchange income.
Consumer Banking operates a distribution network, primarily throughout southern New England and the New York metro and suburban markets, that comprises 198 banking centers and 349 ATMs, a customer care center, and a full range of web and mobile-based banking services. Consumer Banking's business units consist of Consumer Lending and Small Business Banking.
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

Human Capital Resources
At December 31, 2023, the Company had 4,131 full-time employees and 130 part-time employees, comprised of 61% female and 39% male employees. The average full-time and part-time employee tenure at the Company is approximately 9.0 years.
Diversity, Equity, Inclusion and Belonging
The Company believes DEIB is critical to its growth and success as a leading commercial bank. The Company's commitment to DEIB starts with the senior leadership team, who works to ensure that DEIB is integrated into the way the Company does business. Meeting the increasingly diverse needs of clients is a key to the Company’s long-term success, and having a workforce with diverse backgrounds and experiences better helps the clients and communities that the Company serves to achieve their financial goals.
The Company has established a DEIB Council, which serves as a platform where senior leaders and representatives of various internal business resource groups meet quarterly to shape the strategy and actions of the Company’s DEIB efforts. The DEIB Council is comprised of 39 employee members across the organization and is co-chaired by the Chief Executive Officer and Executive Vice President of Business Banking. The DEIB Council makes recommendations on ways to integrate DEIB in the areas of education and awareness, talent development, employee engagement, and client and community service, and reports quarterly to the Company’s Corporate Responsibility Committee. The Company's Senior Managing Director of DEIB is responsible for strengthening DEIB efforts with employees, clients, and community partners, and promoting a diverse workforce in an open, inclusive environment.
In 2022, the Company developed diversity scorecards to measure the recruitment, retention, and promotion of underrepresented groups, reinforcing that DEIB is a driver of performance. Notable progress was made in 2023 in the areas of diversity turnover, diversity tenure, and DEIB learning and development training hours, with all three indicators exceeding 2023 goals. Areas of focus for 2024 through 2026 include the percentage of Senior Managing Directors and above who are women and/or persons of color, new hire diversity, and the diversity promotion rate.
Compensation and Benefits
The Company's compensation program is designed to attract, retain, and reward performance and align incentives with the achievement of strategic goals and both short- and long-term operating objectives. The Company has an Incentive Compensation Oversight Committee that reviews and approves all business-line incentives and sales plans each year, which ensures consistent governance and behavior. The Company’s Rewards and Recognition Program drives a culture of appreciation, recognizes leadership, and provides employees with meaningful monetary awards, as well as non-monetary recognition.
Competitive benefits packages that reflect the needs of the Company’s workforce are offered to employees, which include medical, dental, and vision plans, prescription benefits, life insurance and disability benefits, HSAs, wellness incentives, health coaching, and telemedicine, as well as paid parental leave, paid time off and paid holidays, matching 401(k) retirement savings plans, Employee Stock Purchase Plan, Employee Assistance Program, back-up child and elder care, Student Loan Repayment Program, pet insurance, and other wellness programs. Benefit plans are continually reviewed and evolved as necessary to remain competitive and meet the needs of the Company’s workforce.
Learning and Development
The Company is focused on investing in its current and future talent by actively supporting the success, growth, and career progression of its employees. Employees have access to more than 490 courses offered through Webster Bank University, the Company's internal learning resource that offers on-demand webinars, e-learning, and in-person learning programs. The Company also provides unlimited access to self-directed e-learning courses taught by industry experts with curated learning paths that are designed specifically for their professional interests through the Company's LinkedIn partnership.
The Company is committed to building and strengthening its workforce for the future with professional and career development programs that go well beyond the immediate skills needed for a current role. In 2023, the Company offered 65 different professional development courses, of which nine were instructor-led programs offered multiple times throughout the year, and and 49 leadership skill development programs. More than 1,500 employees took advantage of and participated in these programs collectively.
The Company makes significant investments in formal development programs to build its talent pipeline. In 2023, the Company’s internship program hosted 25 individuals, who worked in eight lines of business across the bank. In addition, the Company’s Rotational Program offers early-career, high potential college graduates rotating assignments throughout the bank over either an eighteen month or a two-year period, with tracks in Commercial Banking, Finance, HSA Bank, Audit, and Consumer Bank. After completing the program, all 13 Rotational Analysts were hired in 2023.
In 2023, the Company launched The RISE Emerging Talent Program with 21 high-potential individual contributors who are likely to move into a management role or a role with more responsibility. This hybrid program gives participants a chance to learn with peers from across the Bank with three days in the classroom and the balance through virtual instructor led training.

Competition
The Company is subject to strong competition from other commercial banks, savings banks, credit unions, non-bank health savings account trustees, consumer finance companies, investment companies, insurance companies, online lending and savings institutions, and other non-bank financial services companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems, and a wider array of commercial and consumer banking services than the Company. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank organizations including financial technology companies, greater technological developments in the industry, and continued bank regulatory reforms.
The Company faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and hours, mobile banking, and other automated services. Competition for deposits comes from other commercial banks, savings banks, credit unions, non-bank health savings account trustees, money market mutual funds, financial technology companies, and other non-bank financial services companies. The primary factors in competing for commercial and consumer loans are interest rates, loan origination fees, ease and convenience of loan origination channels, the quality and range of lending services, personalized service, and the ability to close within each customer's desired time frame. Competition for the origination of loans comes primarily from commercial banks, non-bank lenders, savings institutions, mortgage banking firms, mortgage brokers, online lenders, and insurance companies. Other factors that affect competition include the general and local economic conditions, current interest rate levels, and volatility in the lending markets.
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
Bank Holding Company Activities
In general, the BHC Act limits the business of bank holding companies to banking, managing, or controlling banks and other activities that the Board of Governors of the Federal Reserve System has determined to be closely related to banking. Bank holding companies that qualify and elect to become financial holding companies, such as Webster Financial Corporation, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either financial in nature or incidental to such financial activity (as determined by the Board of Governors of the Federal Reserve System in consultation with the Secretary of the Treasury), or complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the Board of Governors of the Federal Reserve System). Activities that are financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting, and merchant banking. If a financial holding company or its bank ceases to be well capitalized or well managed, the Board of Governors of the Federal Reserve System may impose corrective capital and managerial requirements and activity restrictions.

Mergers and Acquisitions
Under the BHC Act, prior approval from the Board of Governors of the Federal Reserve System is required in order for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, acquire all or substantially all of the assets of a bank, or merge or consolidate with any other bank holding company. Generally, the Holding Company is not required to obtain prior approval from the Board of Governors of the Federal Reserve System to acquire a non-bank that engages in activities that are financial in nature or incidental to activities that are financial in nature, as long as the Holding Company meets the capital, managerial, and CRA requirements to qualify as a financial holding company. However, the Holding Company is required to receive prior approval from the Board of Governors of the Federal Reserve System for an acquisition in which the total consolidated assets to be acquired exceeds $10 billion.
Pursuant to Section 18(c) of the FDIA, more commonly known as the Bank Merger Act, and for national banks relying on certain other sources of merger authority, prior written approval from a bank's primary federal regulator is required before any insured depository institution may consummate a merger transaction, which includes a merger, consolidation, assumption of deposit liabilities, and certain asset transfers between or among two or more institutions. Prior written approval of a bank's primary federal regulator is also required for merger transactions between or among affiliated institutions, as well as for merger transactions between or among non-affiliated institutions. Transactions that do not involve a transfer of deposit liabilities typically do not require prior approval under the Bank Merger Act unless the transaction involves the acquisition of all or substantially all of an institution's assets. When evaluating and acting on proposed merger transactions, regulators consider the extent of existing competition between and among the merging institutions, other depository institutions, and other providers of similar or equivalent services in the relevant product and geographic markets, the convenience and needs of the community to be served, capital adequacy and earnings prospects, and the effectiveness the merger institutions in combating money-laundering activities, among other factors.
Further, the Change in Bank Control Act of 1978 generally prohibits any person, acting directly or indirectly or in concert with other persons, from acquiring control of a covered institution without providing at least 60 days prior written notice to the FDIC or upon receipt of written notice that the FDIC does not disapprove of the acquisition.
Capital Adequacy
The Board of Governors of the Federal Reserve System, the OCC, and the FDIC have adopted the regulatory capital standards in accordance with Basel III, as developed by the Basel Committee on Banking Supervision. The Basel III Capital Rules strengthened international capital adequacy standards by increasing institutions' minimum capital requirements and holdings of high-quality liquid assets and decreasing bank leverage.
Under the Basel III Capital Rules, the Company's assets, exposures, and certain off-balance sheet commitments and obligations are subject to risk weights used to determine risk-weighted assets. Risk weights can range from 0% for U.S. government securities to 1,250% for certain tranches of complex securitization or equity exposures. Risk-weighted assets serve as the base against which regulatory capital is measured, and are used to calculate the Holding Company's and the Bank's minimum capital ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Capital, as defined in the regulations, which the Company is required to maintain. CET1 capital consists of common stockholders' equity less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. At the time of initial adoption of the Basel III Capital Rules, the Company had elected to opt-out of the requirement to include certain components of AOCI in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes qualifying subordinated debt and the permissible portion of the ACL.
The following table summarizes the ratio thresholds applicable to the Company pursuant to the Basel III Capital Rules as of December 31, 2023:

	Adequately Capitalized	Well Capitalized
CET1 Risk-Based Capital	4.5%	6.5%
Tier 1 Risk-Based Capital	6.0	8.0
Total Risk-Based Capital	8.0	10.0
Tier 1 Leverage Capital	4.0	5.0
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

The Basel III Capital Rules also include a capital conservation buffer comprised entirely of CET1 capital, which is considered in addition to the 4.5% CET1 capital ratio and is equal to 2.5% of risk-weighted assets for both the Holding Company and the Bank. This buffer is designed to absorb losses during periods of economic stress, and is generally required in order to avoid limitations on capital distributions and certain discretionary bonus payments to executive officers.
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
Prompt Corrective Action
Pursuant to Section 38 of the FDIA, the federal banking agencies are required to take prompt corrective action if an insured depository institution fails to meet certain capital adequacy standards. The following table summarizes the prompt corrective action categories:

	Well	Adequately	Under	Significantly
	Capitalized	Capitalized	Capitalized	Under Capitalized
CET1 Risk-Based Capital	6.5%	4.5%	< 4.5%	< 3.0%
Tier 1 Risk-Based Capital	8.0	6.0	< 6.0	< 4.0
Total Risk-Based Capital	10.0	8.0	< 8.0	< 6.0
Tier 1 Leverage Capital	5.0	4.0	< 4.0	< 3.0
Each of the Bank's capital ratios exceeded those required for an insured depository institution to be considered well capitalized at December 31, 2023.
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
All insured depository institutions, regardless of their capital category, are prohibited from making capital distributions or paying management fees if such distributions or payments would result in the insured depository institution becoming under capitalized, unless it is shown that the capital distribution would improve financial condition, or the management fee is being paid to a person or entity without a controlling interest in the insured depository institution. Restrictions are placed on certain brokered deposit activity and on deposit rates offered as the capital category declines below well capitalized. Further, if an insured depository institution receives notice that it is under capitalized, significantly under capitalized, or critically under capitalized, the insured depository institution generally must file a written capital restoration plan with the appropriate federal banking agency within 45 days of receipt, and the bank holding company must guarantee the performance of that plan.
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

Volcker Rule
The Volcker Rule prohibits banking entities, such as the Holding Company and the Bank, from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures, and options on these investments for their own account, and imposes limits on investments in, and other relationships with hedge funds or private equity funds. Banking entities with significant trading operations (those with between $1 and $20 billion in average trading assets and liabilities) are subject to a simplified Volcker Rule compliance program. The Company has incorporated Volcker Rule compliance by reference to the statutory requirements in existing policies, procedures, and compliance programs where relevant and as appropriate for its activities, size, scope, and complexity. The Volcker Rule does not have a material impact on the Company.
On June 25, 2020, the Federal Reserve System, Commodity Futures Trading Commission, FDIC, OCC, and SEC issued a final rule that modified the Volcker Rule's prohibition on banking entities investing in or sponsoring hedge funds or private equity funds, known as covered funds. The final rule, which became effective on October 1, 2020, modified three areas of the Volcker Rule by streamlining the covered funds portion of the rule, addressing the extraterritorial treatment of certain foreign funds, and permitting banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address. The Federal Reserve System had granted the Company an extension until July 21, 2022 to bring its holdings into compliance with the Volcker Rule. The Company dissolved its remaining holdings in illiquid covered funds during 2021, and believes its holdings to be fully compliant with the Volcker Rule as of December 31, 2023.
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
Further, as a national bank and a member of the Federal Reserve System, Webster Bank is required to subscribe to the capital stock of its district FRB in an amount equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call by the Board of Governors of the Federal Reserve System. At December 31, 2023, the Bank held an FRB of New York stock investment of $227.9 million.
Federal Home Loan Bank System
The FHLB System provides a central credit facility for its member institutions. The Bank, as a member of the FHLB, is required to purchase and hold shares of FHLB capital stock for its membership and other activities in an amount equal to 0.05% of total assets as of December 31, 2022, up to a maximum of $5 million, plus an amount that varies from 3.0% to 4.0% depending on the maturities of its FHLB advances, of which there were $2.4 billion outstanding at December 31, 2023. The Bank was in compliance with these requirements at December 31, 2023, and held a FHLB stock investment of $99.0 million.
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

The OCC also has guidelines establishing heightened standards for large national banks, which establish minimum standards for the design and implementation of a risk governance framework. A large bank is defined as a bank with more than $50 billion in average total consolidated assets from its four most recently filed quarterly Call Reports. Upon becoming a covered bank, the bank should have a risk governance framework in compliance with the guidelines within 18 months from the as of date of the most recently filed Call Report used to calculate the average. The framework of a parent holding company may be used when the risks are substantially similar. With the filing of its Call Report for the quarter ended December 31, 2022, the Bank became a covered bank, and will have 18 months to comply with these heightened OCC guidelines. The Company took steps in 2023 to ensure that its risk governance framework meets the OCC heightened standards, and expects to meet the required guidelines within the mandatory timeframe.
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
In more serious instances, enforcement actions may include the issuance of directives to increase capital, the issuance of formal and informal agreements, the imposition of civil monetary penalties, the issuance of a cease and desist order that can be judicially enforced, the issuance of removal and prohibition orders against officers, directors, and other institution affiliated parties, the termination of the insured depository institution’s deposit insurance, the appointment of a conservator or receiver for the insured depository institution, and injunctions or restraining orders based upon a judicial determination that the FDIC, as receiver, would be harmed if such equitable relief was not granted.
Resolution Planning
There is currently a moratorium for insured depository institutions with more than $50 billion in assets but less than $100 billion in assets submitting to the FDIC periodic plans for resolution in the event of an insured depository institution's failure. On August 29, 2023, the FDIC proposed amendments to the resolution planning requirements for insured depository institutions with $50 billion or more in total assets. At December 31, 2023, the Company has approximately $75 billion in consolidated assets. The amendments would require insured depository institutions with between $50 billion and $100 billion in assets to submit information filings on a two-year cycle with an interim update of key information. While the Company would have time to prepare and submit a resolution plan, preparing and submitting such plan may increase related compliance costs.
Dividends
The Holding Company is dependent upon dividends from the Bank to provide funds for its cash requirements, including the payment of dividends to stockholders. Dividends paid by the Bank are subject to federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or would exceed the net income for that year combined with the undistributed net income for the preceding two years. During the year ended December 31, 2023, the Bank declared and paid $600.0 million in dividends to the Holding Company and had $788.7 million of undistributed net income available for the declaration and payment of dividends at December 31, 2023.
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
Financial Privacy and Data Security
The Company is subject to federal and certain state laws and regulations containing consumer privacy and data protection provisions addressing the treatment of nonpublic personal information about consumers by financial institutions. Subject to certain exceptions, financial institutions are prohibited from disclosing nonpublic personal information about a consumer to nonaffiliated third parties, unless the institution satisfies various notice and opt-out requirements, and the consumer has not elected to opt out of the disclosure. Regardless as to whether a financial institution shares nonpublic personal information, the institution must provide notice of its privacy policies and practices to its consumers, and must follow redisclosure and reuse limitations on any nonpublic personal information it receives from a nonaffiliated financial institution.
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
Financial institutions are required to notify customers of security breaches that result in unauthorized access to their nonpublic personal information and its primary regulator of certain types of computer security incidents that result in harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits, as soon as possible and no later than 36 hours after the banking organization determines that a notification incident has occurred.
Community Reinvestment Act and Fair Lending Laws
The Bank has a responsibility under the CRA to help meet the credit needs of its communities, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products or services that it believes are best suited to its particular community. In connection with its examination, the OCC assesses the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, as well as the activities of the Company. Further, the Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by the OCC, as well as other federal regulatory agencies, including the CFPB and the Department of Justice. The Bank received a CRA rating of Outstanding in its most recent examination.

Federal Deposit Insurance
The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, for each account ownership category. The FDIF is funded mainly through quarterly assessments on insured depository institutions, such as the Bank, and provides insurance coverage for certain deposits up to this maximum amount.
The Bank's assessment is calculated in accordance with the FDIC's standardized risk-based methodology by multiplying its assessment rate by its assessment base, which are determined and paid each quarter. The assessment base equals the Bank's average consolidated total assets less average tangible equity during the assessment period. As a large bank, or generally one with $10 billion or more in assets, the Bank is assigned an individual rate based on a scorecard, which combines CAMELS (capital adequacy, asset quality, management, earnings, liquidity, and sensitivity) component ratings, financial measures used to measure a bank's ability to withstand asset-related and funding-related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the bank's failure, to produce a score that is then converted to an assessment rate.
Assessment rates are subject to adjustment by the FDIC. For instance, assessment rates could (i) decrease for the issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt, (ii) increase for holdings of long-term unsecured or subordinated debt issued by other banks, or (iii) increase for significant holdings of brokered deposits for large banks that are not well rated or not well capitalized. On October 18, 2022, the FDIC increased the initial deposit base deposit insurance assessment rate schedules uniformly by 2 basis points for all insured depository institutions, beginning in the first quarterly assessment period of 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the FDIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The final rule levies a special assessment to certain banks at a quarterly rate of 3.36 basis points based on their uninsured deposits balance reported as of December 31, 2022. The special assessment is to be collected for an anticipated total of eight quarterly assessment periods beginning with the first quarter of 2024, which has a payment date of June 28, 2024. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment if actual losses exceed the amounts collected.
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
Anti-Money Laundering
A major focus of U.S. federal governmental policy as it relates to financial institutions is aimed at combating money laundering and terrorist financing. The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with the relevant laws and regulations, could have serious legal and reputational consequences for the financial institution, including causing the applicable bank regulatory authorities to not approve merger or acquisition transactions or to prohibit such transactions even if prior approval is not required.
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
The Chief Executive Officer and Executive management set the tone at the top and reinforce risk culture through strategy setting, formulating objectives, approving resource allocations, and establishing and maintaining effective systems of internal control. A strong risk culture is the foundation of effective risk management because it influences the decisions of management and employees when weighing risks and benefits. The Chief Executive Officer and Executive management also encourage and support risk self-identification and timely escalation throughout the organization.
The Company has adopted the Three Line Model, in which the First Line manages risks, ensures compliance, performs control activities, and works in coordination with the Second Line, who in turn provides additional expertise, support, and tools, and challenges risk management to enhance efficiency and effectiveness of the control environment. The Third Line provides an independent and objective assurance to management and the Board of Directors and assesses whether the First and Second Line functions are operating effectively. Detailed roles and responsibilities for each line are outlined below.
Front Line Units, also referred to as First Line functions, represent process owners that engage in activities designed to generate revenue and reduce expenses, provide operational and technology services, and provide operational support and servicing in the delivery of products or services. Since Front Line Unit activities inherently create risk, the Front Line Units are responsible for assessing and managing that risk.
Independent Risk Management, also referred to as the Second Line Function, is responsible for identifying, measuring, monitoring, or controlling risks independently from the Front Line Units and providing effective challenge to the Front Line Units. Independent Risk Management includes Enterprise Risk that reports to the Chief Risk Officer, Credit Risk Management that reports to the Chief Credit Officer, and the SOX Program Office that reports to the Chief Accounting Officer. The SOX Program Office maintains sufficient autonomy from the Front Line Units to be considered independent.
Internal Audit, also referred to as the Third Line Function, independently assesses the Company’s risk management processes and controls using methodology developed from professional auditing standards and regulatory guidance. Internal Audit undertakes these responsibilities through periodic reviews of the Company’s business activities, operations, and systems, and through special or retrospective reviews that may be specifically requested by the Audit Committee or management. Internal Audit is led by the Chief Audit Executive who reports to the Audit Committee.
Risk identification at the Company is a continuous process and occurs at the transaction, portfolio, and enterprise levels. Approaches used to identify risk include process and data analysis, key risk indicators, and risk assessments. Identified risks are assessed based on qualitative and quantitative factors to understand the likelihood that such events will occur and the degree to which they will impact the Company’s ability to achieve its strategic and business objectives if they occur. Risk assessments evaluate inherent risk (likelihood and impact) and existing controls (control environment) to arrive at residual risk.

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
In addition, reputational risk arises when the Company associates its brand with solutions and services offered through outsourced arrangements, negative publicity regarding matters such as unethical or deceptive business practices, violations of laws or regulations, high profile litigation, poor financial performance, poor execution, or inferior customer service.
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
The overall focus of Credit risk management is to balance returns relative to risk while operating within stated risk tolerances. The Company maintains underwriting standards consistent with its desired risk profile and robust credit process. The Company's loan portfolio, which includes both commercial and consumer lending activity, is actively managed to avoid significant concentrations in borrowers, counterparties, industries, and solutions that could create excessive correlated risk.
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
Financial Risk
Financial risk encompasses Treasury and Accounting risk. Treasury risk includes the risk (i) of capital levels falling below supervisory expectations or being incommensurate with the level of risk; (ii) that the value of a security or investment will decrease; (iii) changes in interest rates could contribute to a reduction in earnings and net worth; and (iv) from decreases or changes in funding sources. Accounting risk includes the risks that arise from the inability to (i) comply with GAAP and regulatory laws/guidelines; (ii) ensure a high integrity financial reporting process; and (iii) disclose appropriate information.
The Treasury components of Financial risk are managed through interest rate, liquidity, and capital scenario analysis and stress testing. Accounting risk is managed through internal control over financial reporting. The Company's Treasury and Accounting Risk Programs are respectively managed by the Treasurer and Chief Accounting Officer. The Asset Liability Committee provides primary oversight of Treasury risk. The Disclosure and SOX Committees provide primary oversight of Accounting risk.
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

The long-range strategic planning process ensures that strategic choices and initiatives are viewed with the overarching goal of allocating capital and resources to support strategies that create value for customers and stockholders and sustainably grow economic profit over time. The impact of a strategic plan on the Company's risk appetite and risk profile is evaluated as part of the strategic planning process. The long-range strategic planning process is managed by the Corporate Strategy Officer. The ERMC and Risk Committee provide primary oversight to Strategic risk.
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
As a financial institution, we depend on our ability to process, record, and monitor a large number of customer transactions. Accordingly, our operational systems and technology infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities, including mobile banking and other recently developed technologies, may stop operating properly or become disabled or compromised as a result of a number of factors that may be beyond our control. For example, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters, pandemics, events arising from political or social matters, including terrorist acts and cyber-attacks, all of which may contribute to a cybersecurity threat.
Although we have business continuity plans and information security and technology processes and controls in place, we are at risk of cybersecurity threats due to disruptions or failures in the operational systems or technology infrastructures that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems, or devices on which information assets are stored or are used by customers to access our products and services. Any of these incidents could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement, or other compensation costs, which could have a material adverse effect on our business strategy, results of operations, or financial condition.
Additionally, third parties with whom we do business or that facilitate our business activities, including exchanges, clearing houses, financial intermediaries, or vendors that provide services or security solutions for our operations, could also be sources of operational risk and information security risk, including breakdowns or failures of their own systems, capacity constraints, and cyber-attacks, each of which could pose a cybersecurity risk.
In recent years, information security risks for financial institutions have risen due to the increased sophistication and activities of organized crime, hackers, terrorists, hostile foreign governments, activists, and other external parties. There have been instances involving financial services and consumer-based companies reporting unauthorized access to, and disclosure of, customer information or the destruction or theft of corporate data. There have also been highly publicized cases where hackers have requested ransom-payments in exchange for allowing access to systems and/or not disclosing customer information.
Our inherent risk and exposure to information security matters remains heightened, and as a result, the continued development and enhancement of our controls, processes, and practices designed to protect operational systems, computers, software, data, and networks from attack, damage, or unauthorized access remains a high priority for us. While we have purchased network and privacy liability insurance coverage, which includes digital asset loss, business interruption loss, network security liability, privacy liability, network extortion, and data breach coverage, such insurance may not cover any and all actual losses. As cybersecurity threats and related regulations continue to evolve, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate any information security vulnerabilities.
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
We maintain an ACL on loans and leases, which is a reserve established through a provision for credit losses charged to expense, that represents management’s best estimate of expected credit losses over the life of the loan or lease within our existing portfolio. The determination of the appropriate level of ACL on loans and leases inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and trends using existing qualitative and quantitative information and reasonable supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers, the softening of macroeconomic variables that we are more susceptible to, along with new information regarding existing loans, identification of additional problems loans, and other factors, both within and outside our control, may indicate the need for an increase in the ACL on loans and leases.
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
We are subject to the risk of default by our counterparties and clients, particularly with respect to certain types of commercial loans.
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

In addition, we consider our commercial real estate loans and commercial and industrial loans to be higher risk categories in our loan portfolio because these loans are particularly sensitive to economic conditions. Commercial real estate loans generally have large balances and can be significantly affected by adverse economic conditions that are outside of the borrower’s control because payments on such loans typically depend on the successful operation and management of the businesses that hold the loans. In the case of commercial and industrial loans, related collateral often consists of accounts receivable, inventory, and equipment. This type of collateral typically does not yield substantial recovery in the event of foreclosure and may rapidly deteriorate, disappear, or be misdirected in advance of foreclosure. In addition, many of our commercial real estate and commercial and industrial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss. The risks associated with these types of loans could have a significant negative affect on our earnings in any quarter. In 2023, higher interest rates and inflation affected the profitability of new commercial real estate developments, the feasibility of some projects, and the volume of commercial real estate investments. The commercial real estate market has experienced increased property vacancies and declining rent growth.
We are subject to commercial lending concentration risks.
At December 31, 2023, approximately 75% of our loan and lease portfolio consisted of commercial non-mortgage, commercial real estate, and multi-family loans, and a large portion of the borrowers or properties associated with these loans are geographically concentrated in New York City and proximate areas. We continue to monitor risks associated with office space, anchor tenants, and the general economic and physical risks (such as severe weather, public health, and personal safety risks), affecting commercial properties and borrowers in the Greater New York City area. Additional information regarding our commercial lending business can be found in Part II under the section captioned "Loans and Leases" contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Compliance Risk
We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business operations.
We are subject to extensive federal and applicable state regulation and supervision, primarily through Webster Bank and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors, the FDIF, and the safety and soundness of the U.S banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continuously review banking laws, regulations, and policies for possible changes, and proposed changes are to be expected if there is a change in the office of the President of the U.S. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation thereof, could affect us in substantial and unpredictable ways. For example, such changes could subject us to additional costs, limit the types of financial services and products we may offer, and restrict what we are able to charge for certain banking services. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil penalties, and reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent these types of violations, there can be no assurance that such violations will not occur.
We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
As a result of the bank failures in 2023, it is expected that the banking sector will be subject to more extensive legal and regulatory requirements within the next few years. In addition, changes in key personnel at the regulatory agencies, including the federal banking regulators, may result in differing interpretations of existing rules and guidelines, including more stringent enforcement and more severe penalties than previously. Disagreements between, or in, the U.S. Congress on the federal budget and debt ceiling may lead to total or partial government shutdowns, which can create economic instability and negatively affect our business and financial performance. New federal or state laws and regulations regarding lending and funding practices and liquidity standards could negatively impact the Bank’s business operations, increase the cost of compliance, and adversely affect profitability. The failure of banks to follow existing laws and regulations contributes to bank failures, which also adversely affects the banking industry and can lead to special FDIC assessments, such as what we will be paying in 2024.
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
The U.S. economy and financial markets have experienced volatility in recent years and may continue to do so in the foreseeable future. Robust demand, labor shortages and supply chain constraints has led to persistent inflationary pressures throughout the economy. In response to these inflationary pressures, the FRB has raised benchmark interest rates in recent months and may continue to raise interest rates in response to economic conditions, particularly a continued high rate of inflation. Amidst these uncertainties, financial markets have continued to experience volatility. If financial markets remain volatile or if the aforementioned conditions result in further economic stress or recession, the performance of various segments of our business, including the value of our investment securities portfolio, could be significantly impacted.
Inflation rose sharply throughout 2022, and continued to rise through the third quarter of 2023, at levels not seen for over 40 years. Prolonged periods of inflation may further impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. In addition, a prolonged period of inflation could cause an increase in wages and other costs to the Company. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer. We continue to closely monitor the pace of inflation and the impacts of inflation on the larger market, including labor and supply chain impacts.

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
Unrealized losses in our available-for-sale securities portfolio could negatively impact our business.
As market interest rates have increased, we have experienced significant unrealized losses on our available-for-sale securities portfolio. Unrealized losses related to available-for-sale securities are reflected in (AOCL) in our Consolidated Balance Sheets and reduce the level of our tangible common equity. Such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-sale securities portfolio and believe that it is not more likely than not that the Company will be required to sell securities before the recovery of the amortized cost basis. Nonetheless, our access to liquidity sources, financial condition, and results of operations, could be affected by unrealized losses if securities must be sold at a loss. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of the Company, which could lead to a loss of depositor confidence and result in an increase in withdrawals, particularly among those with uninsured deposits.

The proportion of our deposit account balances that exceed the FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.
In its assessment of the failures of Silicon Valley Bank and Signature Bank in the first quarter of 2023, the FDIC concluded that a significant contributing factor to the failures of these institutions was the proportion of deposits held by each institution that exceeded FDIC insurance limits. The FDIC similarly concluded that an overreliance on uninsured deposits contributed to the subsequent failure of First Republic Bank in the second quarter of 2023.
In response to the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank, many large depositors across the industry withdrew deposits in excess of the applicable deposit insurance limits and deposited these funds in other financial institutions. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Company may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Additionally, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Further, interest rates paid for borrowings generally exceed interest rates paid on deposits. Our ability to attract and retain depositors during a time of actual or perceived distress of instability in the marketplace may be limited.
Higher mortgage rates and low inventory adversely impact our ability to originate or refinance residential mortgage loans.
The residential mortgage lending business is sensitive to changes in interest rates, especially long-term interest rates. Lower interest rates generally increase the volume of mortgage originations and refinancing, while higher interest rates generally cause that volume to decrease. Therefore, our residential mortgage performance is typically correlated to fluctuations in interest rates. The 10-year Treasury rate averaged 3.96% during 2023, which is 251 basis points higher than average rates experienced during 2021. The sustained higher rates experienced throughout 2023 and 2022 have negatively impacted the mortgage market, including our loan origination volume and refinancing activity. Adverse market conditions, including increased volatility, changes in interest rates and mortgage spreads, and reduced market demand could result in greater risk in retaining mortgage loans. A reduction in our residential mortgage origination and refinancing volume could have a materially adverse effect on our financial condition and results of operations.
We may be subject to more stringent capital and liquidity requirements, which could limit our business activities.
The Holding Company and the Bank are subject to capital and liquidity requirements and standards. Regulators have and may implement changes to these standards. If we fail to meet the minimum capital adequacy and liquidity guidelines and other requirements, our business activities, including lending and our ability to expand, either organically or through acquisitions, could be limited. It could also result in us being required to take steps to increase our regulatory capital that may be dilutive to stockholders or limit our ability to pay dividends, or sell or refrain from acquiring assets.
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
•changes in government regulations; and
•geopolitical conditions such as acts or threats of terrorism or military conflicts, including any military conflict between Russia and Ukraine, or actions between Israel and its neighbors.
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
The Holding Company is a separate and distinct legal entity from the Bank and its non-banking subsidiaries. A substantial portion of the Holding Company’s revenues comes from dividends paid by the Bank. These dividends are the principal source of funds to pay dividends to common and preferred stockholders. Whether the Bank is able to pay dividends depends on its ability to generate sufficient net income and meet certain regulatory requirements, and the amount of such dividends may then be limited by federal and state laws. In the event the Bank is unable to pay the Holding Company dividends, we may not be able to pay dividends to our common and preferred stockholders.
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
A significant merger or acquisition requires us to make estimates, including the fair values of assets acquired and liabilities assumed.
GAAP requires us to record the assets and liabilities of an acquired business to their fair values at the time of the acquisition. With larger transactions, fair value and other estimations can take up to four quarters to finalize. These estimates, and their revisions, can have a substantial effect on the presentation of our financial condition and operating results after the transaction closes. In addition, the excess of the purchase price over the fair value of the assets acquired, net of liabilities assumed, is recorded as goodwill. If the estimates that we have used at any financial statement date are significantly revised in the future, there could be a material negative impact on our goodwill or other acquisition-related intangibles and our results of operations for the period in which the revisions are made.
If our goodwill were determined to be impaired, it could have a negative impact on our profitability.
GAAP requires that goodwill be tested for impairment at the reporting unit level on at least an annual basis or more frequently upon the occurrence of a triggering event. An impairment loss is to be recognized if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit. A significant decline in our expected future cash flows, a continued period of local and national economic disruption, changes to financial markets, slower growth rates, or other external factors, all of which can be highly unpredictable, may impact fair value calculations and require us to recognize an impairment loss in the future. Such an impairment loss may be significant and have a material adverse effect on our financial condition and results of operations.
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
We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our financial markets, many of which are larger and may have more financial resources than we do. Such traditional competitors primarily include national, regional, community, and internet banks within the various markets in which we operate, including the HSA market. We also face competition from many other types of financial institutions, including savings and loans, credit unions, non-bank health savings account trustees, finance companies, brokerage firms, insurance companies, online lenders, factoring companies, and other financial intermediaries. Some of these organizations are not subject to the same degree of regulation that is imposed on bank holding companies and federally insured depository institutions, which may give them greater flexibility in accessing funding and providing various services. Moreover, organizations that are larger than we are may be able to achieve greater economies of scale or offer a broader range of products and services, or better pricing on products and services, than what we can offer.
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

Our ability to compete successfully depends on a number of factors, including, among other things:
•the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound financial position;
•the ability to expand our market position;
•the scope, relevance, and pricing of products and services offered to meet customer needs and demands, including within the HSA market;
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services and the use of artificial intelligence. These new technologies may be superior to, or render obsolete, the technologies currently used in our products and services. Our future success depends, in part, upon our ability to address the needs of our customers by using technology and information to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements because of their larger size and available capital. Developing or acquiring new technologies and incorporating them into our products and services may require significant investment, take considerable time, and ultimately may not be successful. We cannot predict which technological developments or innovations will become widely adopted or how those technologies may be regulated. We also may not be able to effectively market new technology-driven products and services to our customers. Failure to successfully keep pace with and adapt to technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
The loss of key partnerships could adversely affect our HSA Bank division and deposit administration activities.
Our HSA Bank division, the sweep deposit management program that we acquired with interLINK in January 2023, and the insurance claim settlement funds platform that we acquired in with Ametros in January 2024, all rely on partnerships with either health insurance carriers or other financial services partners to maximize our distribution model. To the extent that we fail to maintain such partnerships, which may be due to mergers and/or acquisitions and may result in changes to their business processes, or our partners choosing to align with competitors or develop their own solutions, our business, financial condition, and results of operations could be adversely affected. In particular, health plan partners who provide high deductible health plan options are a significant source of new and existing HSA holders. If these health plan partners or other partners choose to align with our competitors or develop their own solutions, our business, financial condition, and results of operations could be adversely affected.
There is significant competition for our existing partners, and our failure to retain our existing larger partner relationships upon expiration or the earlier loss of a relationship upon the exercise of a partner's early termination rights, or the expiration or termination of a substantial number of small partner relationships, could have a material adverse effect on our results of operations (including growth rates) and financial condition to the extent that we do not acquire new partners of similar size and profitability or otherwise grow our business. In addition, existing relationships may be renewed with less favorable terms to the Company in response to increased competition for such relationships. The competition for new partners is also significant, and our failure to attract new partners could adversely affect our ability to grow.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy. The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats, and is committed to the prevention, detection, and timely response to cybersecurity threats that may impact the confidentiality, integrity, and availability of its information systems and information assets.
The Company has an Information Security Risk Management Program and a Technology Risk Management Program under its Risk Management Framework for the identification, assessment, measurement, mitigation, monitoring, and internal reporting of risks associated with its information systems, information assets, and third parties, including vendors and service providers. The Information Security Risk Management Program and Technology Risk Management Program align with the Company’s Third-Party Risk Management Program in regard to protecting information assets.
The Information Security Risk Management Program and Technology Risk Management Program are managed by the Company’s Corporate Information Security team, led by the Chief Information Security Officer. On average, the Corporate Information Security team members have over a decade of cybersecurity experience and hold over 100 industry-leading certifications in cybersecurity. All information security managers have attained a bachelor’s degree in a related field of study, with several also having a related master’s degree.
“Zero trust principles” drive the Company’s information security architecture, and the Company deploys a “defense in-depth” strategy to protect against cybersecurity threats, layering multiple levels of information security and technology controls within business processes for information assets and relationships with third parties based on the National Institute of Standards and Technology Special Publication 800-53 Framework. The Company’s information systems and risk management are also subject to regulatory requirements and examination by federal banking regulators.
The identification of control weaknesses and vulnerabilities affecting information assets and/or relationships with third parties allows the Company to mitigate risk from, and respond to, cybersecurity threats. Initial risk assessments are performed upon the acquisition, or as part of the development of, information assets in order to evaluate the inherent risk associated with network and host environments and assess the adequacy of implemented technology operation processes and controls. Risk and control self-assessments are conducted on an annual basis to identify gaps resulting from any process changes that occurred during the year, and to evaluate whether the levels of cybersecurity risk remain within the tolerance set in the Company’s Risk Appetite Statement or whether a risk needs to be mitigated.
Due diligence is performed prior to onboarding all third parties with access to the Company’s information assets to ensure such parties maintain security controls contractually required by the Company as part of its Third Party Risk Management Program. The Company provides ongoing monitoring, including cybersecurity maturity assessments, of third parties using a risk-based approach to determine the extent and frequency of periodic assessments. Semi-annual cybersecurity maturity assessments are conducted by the Company’s Corporate Information Security team on its information systems using industry-standard guidelines and tools, including the Federal Financial Institutions Examination Council Cybersecurity Assessment Tool and the Center for Internet Security Critical Security Controls.
Because cybersecurity threats continue to evolve, thereby increasing inherent risk, the Company’s Corporate Information Security team is augmented by contracted external managed security service providers, who collectively work 24/7 to monitor cybersecurity threats through processes such as endpoint and network security, email protection, data loss prevention, vulnerability scanning and mitigation, identity and access management, logging and monitoring, and threat hunting. Independent third parties test the Company’s cyber capabilities and audit its cloud security. The Company regularly tests its systems to discover and address any potential vulnerabilities. Senior and Executive management also participate in cybersecurity industry collaboration and information-sharing forums and utilize the information gained to drive protective and detective cybersecurity strategies and tactics.
The Company requires information security education, training at the time of hire, and annually thereafter, by its employees (including contractors and other third parties for training purposes), designed to mitigate accidental information security incidents. Phishing simulation activities are regularly conducted to assess employees’ competency at identifying potential threats. Employees are assigned incremental training requirements should they fail to identify simulated phishing emails through the initial training.
The Company’s Corporate Information Security team members are also responsible for completing additional mandatory annual training to understand the processes, procedures, and technical requirements for securing information assets across the enterprise. The Company also offers ongoing practice and specialized education for Corporate Information Security team members to stay up to date with emerging trends in cybersecurity threat protection, detection, and response.
The Information Security Management Program sets forth enterprise-wide coordinated responses to identified threats, ensuring timely mitigation and remediation, and facilitating awareness and communication. Tabletop exercises are held regularly at the Senior and Executive management levels, and annually at the Board of Directors level, to validate roles and responsibilities, and response protocols respective to cybersecurity threats.

Employees, contractors, and third parties are required to immediately report any suspected cybersecurity threats to the Corporate Information Security team for triaging. Any threat assessed by the Corporate Information Security team that could impact the safety of customers or personnel, cause damage to, or threaten the confidentiality, integrity, or availability of information assets, or bring about significant business interruption, are escalated for further assessment. In the event that the Chief Information Security Officer, in consultation with the Company’s Legal and Compliance teams, determines that a material cybersecurity incident has occurred, a dedicated Crisis Incident Response Team comprised of individuals from various departments across the organization is assigned to coordinate all planned cybersecurity incident-related response activities. The Company will engage third party specialists to assist in any cybersecurity incident investigation, as needed.
Cybersecurity threats that are identified and deemed material are escalated and communicated directly to Senior and Executive Management and the Risk Committee of the Board of Directors. Materiality determinations are made under the Company's Disclosure Controls and Procedures to ensure timely cybersecurity incident disclosure notification in accordance with securities laws and/or regulations.
Material Cybersecurity Threat Risks. The Company has not experienced any material losses relating to cybersecurity threats or incidents for the year ended December 31, 2023. However, it is possible that the Company could suffer such losses in the future. Information regarding risks from material cybersecurity threats can be found under the section captioned "Information Risk" contained in Item 1A. Risk Factors.
Governance. Oversight of information security risk and information technology risk is the operational responsibility of the Information Risk Committee, which is a management committee, with additional oversight from the Enterprise Risk Management Committee, which is also a management committee, and the Risk Committee of the Board of Directors.
Additional information regarding the Company’s risk management framework, including management-level and Board-level committee experience and expertise, oversight responsibilities, and information risk governance, can be found under the section captioned “Risk Management Framework” contained in Item 1. Business.

ITEM 2. PROPERTIES
The Company's corporate headquarters is located in Stamford, Connecticut. This leased facility houses the Company’s primary executive and administrative functions and serves as the principal banking headquarters of the Bank. Additional corporate functions are housed in owned facilities in Waterbury, Connecticut, and in leased facilities in Southington, Hartford, and New Haven, Connecticut; Providence, Rhode Island; Boston, Massachusetts; Jericho, White Plains, and New York, New York; and Paramus, New Jersey. The Company considers its properties to be suitable and adequate for its current business needs.
Commercial Banking maintains offices across a geographic footprint that ranges from Massachusetts to California. Premises are located in Boston, Massachusetts; Westerly, Rhode Island; Conshohocken, and Radnor, Pennsylvania; Baltimore, and Columbia, Maryland; Atlanta, Georgia; Dallas, Texas; and Laguna Niguel, and Ladera Ranch, California.
HSA Bank is headquartered in Milwaukee, Wisconsin, with an additional leased office in Sheboygan, Wisconsin.
Consumer Banking operates a distribution network that consists of 198 banking centers:

Location	Leased	Owned	Total
Connecticut	61	34	95
Massachusetts	9	9	18
Rhode Island	4	3	7
New York	38	40	78
Total	112	86	198
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock is traded on the NYSE under the symbol WBS. At February 23, 2024, there were
8,352 holders of record, as determined by Broadridge Corporate Issuer Solutions, Inc., the Company's transfer agent.
Information regarding dividend restrictions can be found under the section captioned "Supervision and Regulation" in Part I - Item 1. Business and within Note 14: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.
Recent Sales of Unregistered Securities
There were no unregistered securities sold by the Company during the three year period ended December 31, 2023.
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
October 1, 2023 - October 31, 2023	11,505	$38.25	—	$293,356,942
November 1, 2023 - November 30, 2023	537	42.21	—	293,356,942
December 1, 2023 - December 31, 2023	1,058	47.78	—	293,356,942
Total	13,100	39.18	—	293,356,942
(1)All 13,100 of the shares purchased during the three months ended December 31, 2023, were acquired outside of the Company's common stock repurchase program at market prices and related to employee share-based compensation plan activity.
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

Performance Graph
The performance graph compares the yearly percentage change in the Company's cumulative total stockholder return on its common stock over the last five years to the cumulative total return of (i) the Standard & Poor’s 500 Index (S&P 500 Index) and (ii) the Keefe, Bruyette & Woods Regional Banking Index (KRX Index), assuming the reinvestment of dividends and an initial investment of $100 on December 31, 2018. The KRX Index is a market-capitalization weighted index comprised of 50 regional banks or thrifts located throughout the United States.
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

	Period Ending December 31,
	2018	2019	2020	2021	2022	2023
Webster Financial Corporation	$100	$112	$93	$126	$111	$123
S&P 500 Index	$100	$131	$156	$200	$164	$207
KRX Index	$100	$124	$113	$155	$144	$143
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is necessary to understand the Company's financial condition, results of operations, and cash flows for the year ended December 31, 2023, as compared to 2022. This information should be read in conjunction with the Company's Consolidated Financial Statements, and the accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data, as well as other information set forth throughout this report. For discussion and analysis of the Company's 2022 results, as compared to 2021, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 10, 2023. The Company's financial condition and operating results for the year ended December 31, 2023, are not necessarily indicative of the financial condition or operating results that may be attained in future periods.
Executive Overview
Banking Industry Developments
Throughout 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and concerns related to liquidity, deposit outflows, unrealized losses on securities, the credit quality of commercial real estate portfolios, and eroding consumer confidence in the banking system.
Despite these negative industry developments, the Company's total deposits at December 31, 2023, were $60.8 billion, representing a net $6.8 billion increase as compared to its total deposits at December 31, 2022. The Holding Company's and the Bank's regulatory capital ratios at December 31, 2023, also remained in excess of the well-capitalized minimum as defined by capital adequacy guidelines and the regulatory framework for prompt corrective action.
Additional information regarding regulatory capital ratios can be found in Part I under the section captioned "Supervision and Regulation" contained in Item 1. Business and within Note 14: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Ametros Acquisition
On January 24, 2024, the Bank acquired Ametros, a custodian and administrator of medical funds from insurance claims settlements that helps individuals manage their ongoing medical care through its CareGuard service and proprietary technology platform. The Company believes that the acquisition will provide a fast-growing source of low-cost and long-duration deposits, new sources of non-interest income, and enhance its employee benefit and healthcare financial services expertise.
Additional information regarding the acquisition of Ametros can be found within Note 25: Subsequent Events in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
interLINK Acquisition
On January 11, 2023, the Bank acquired interLINK, a technology-enabled deposit management platform that administers over $9 billion of deposits from FDIC-insured cash sweep programs between banks and broker/dealers and clearing firms. The acquisition expanded the Company's core deposit funding sources and scalable liquidity and added another technology-enabled channel to its already differentiated, omnichannel deposit gathering capabilities. At December 31, 2023, interLINK provided the Company with an additional $5.7 billion of money market deposits.
Additional information regarding the acquisition of interLINK can be found within Note 2: Mergers and Acquisitions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Sterling Integration Update
On January 31, 2022, the Company completed its merger with Sterling. In July 2023, the Company executed and completed its transition to a unified core operating system (“core conversion”). This involved changing and/or merging the legacy Webster and legacy Sterling platforms and software that had historically been used to process the Bank's daily operating activities, as well as other internal systems and applications. The completion of such core conversion marked a significant milestone in the Company's overall integration process.
During the year ended December 31, 2023, the Company recorded merger-related expenses, primarily as it relates to the merger with Sterling, totaling $162.5 million, which comprised of $40.5 million in Compensation and benefits, $1.4 million in Occupancy, $19.2 million in Technology and equipment, $2.5 million in Marketing, $67.3 million in Professional and outside services, and $31.6 million in Other expense.
Additional information regarding the merger with Sterling can be found within Note 2: Mergers and Acquisitions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the years ended December 31,
(In thousands, except per share data)	2023	2022	2021
Income and performance ratios:
Net income	$867,840	$644,283	$408,864
Net income available to common stockholders	851,190	628,364	400,989
Earnings per diluted common share	4.91	3.72	4.42
Return on average assets	1.18%	0.99%	1.19%
Return on average tangible common stockholders' equity (non-GAAP)	16.95	13.34	15.35
Return on average common stockholders' equity	10.59	8.44	12.56
Non-interest income as a percentage of total revenue	11.85	17.81	26.41
Asset quality:
ACL on loans and leases	$635,737	$594,741	$301,187
Non-performing assets (1)	218,600	206,136	112,590
ACL on loans and leases / total loans and leases	1.25%	1.20%	1.35%
Net charge-offs / average loans and leases	0.21	0.15	0.02
Non-performing loans and leases / total loans and leases (1)	0.41	0.41	0.49
Non-performing assets / total loans and leases plus OREO and repossessed assets (1)	0.43	0.41	0.51
ACL on loans and leases / non-performing loans and leases (1)	303.39	291.84	274.36
Other ratios:
Tangible common equity (non-GAAP)	7.73%	7.38%	7.97%
Tier 1 risk-based capital	11.62	11.23	12.32
Total risk-based capital	13.72	13.25	13.64
CET1 risk-based capital	11.11	10.71	11.72
Stockholders' equity / total assets	11.60	11.30	9.85
Net interest margin	3.52	3.49	2.84
Efficiency ratio (non-GAAP)	42.15	43.42	56.16
Equity and share related:
Common equity	$8,406,017	$7,772,207	$3,293,288
Book value per common share	48.87	44.67	36.36
Tangible book value per common share (non-GAAP)	32.39	29.07	30.22
Common stock closing price	50.76	47.34	55.84
Dividends and equivalents declared per common share	1.60	1.60	1.60
Common shares issued and outstanding	172,022	174,008	90,584
Weighted-average common shares outstanding - basic	171,775	167,452	89,983
Weighted-average common shares outstanding - diluted	171,883	167,547	90,206
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.

Non-GAAP Financial Measures
The non-GAAP financial measures identified in the preceding table provide both management and investors with information useful in understanding the Company's financial position, results of operations, the strength of its capital position, and overall business performance. These non-GAAP financial measures are used by management for performance measurement purposes, as well as for internal planning and forecasting, and by securities analysts, investors, and other interested parties to assess peer company operating performance. Management believes that this presentation, together with the accompanying reconciliations, provides investors with a more complete understanding of the factors and trends affecting the Company's business and allows investors to view its performance in a similar manner.
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
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At December 31,
(In thousands, except per share data)	2023	2022	2021
Tangible book value per common share:
Stockholders' equity	$8,689,996	$8,056,186	$3,438,325
Less: Preferred stock	283,979	283,979	145,037
Goodwill and other intangible assets	2,834,600	2,713,446	556,242
Tangible common stockholders' equity	$5,571,417	$5,058,761	$2,737,046
Common shares outstanding	172,022	174,008	90,584
Tangible book value per common share	$32.39	$29.07	$30.22
Book value per common share (GAAP)	$48.87	$44.67	$36.36

Tangible common equity ratio:
Tangible common stockholders' equity	$5,571,417	$5,058,761	$2,737,046
Total assets	$74,945,249	$71,277,521	$34,915,599
Less: Goodwill and other intangible assets	2,834,600	2,713,446	556,242
Tangible assets	$72,110,649	$68,564,075	$34,359,357
Tangible common equity ratio	7.73%	7.38%	7.97%
Common stockholders' equity to total assets (GAAP)	11.22%	10.90%	9.43%

	For the years ended December 31,
(In thousands)	2023	2022	2021
Return on average tangible common stockholders' equity:
Net income	$867,840	$644,283	$408,864
Less: Preferred stock dividends	16,650	15,919	7,875
Add: Intangible assets amortization, tax-affected	28,604	25,233	3,565
Net income adjusted for preferred stock dividends and intangible assets amortization	$879,794	$653,597	$404,554
Average stockholders' equity	$8,323,955	$7,721,488	$3,338,764
Less: Average preferred stock	283,979	272,179	145,037
Average goodwill and other intangible assets	2,848,114	2,548,254	558,462
Average tangible common stockholders' equity	$5,191,862	$4,901,055	$2,635,265
Return on average tangible common stockholders' equity	16.95%	13.34%	15.35%
Return on average common stockholders' equity (GAAP)	10.59%	8.44%	12.56%

	For the years ended December 31,
(In thousands)	2023	2022	2021
Efficiency ratio:
Non-interest expense	$1,416,355	$1,396,473	$745,100
Less: Foreclosed property activity	(1,282)	(906)	(535)
Intangible assets amortization	36,207	31,940	4,513
Operating lease depreciation	5,569	8,193	—
Merger-related expenses	162,517	246,461	37,454
Strategic initiatives charges	—	(3,032)	7,168
Common stock contribution to charitable foundation	—	10,500	—
FDIC special assessment	47,164	—	—
Other expense (1)	—	—	2,526
Non-interest expense	$1,166,180	$1,103,317	$693,974
Net interest income	$2,337,269	$2,034,286	$901,089
Add: Tax-equivalent adjustment	68,939	47,128	9,813
Non-interest income	314,337	440,783	323,372
Other income (2)	18,059	22,887	1,344
Less: Operating lease depreciation	5,569	8,193	—
(Loss) on sale of investment securities	(33,620)	(6,751)	—
Gain on extinguishment of borrowings	—	2,548	—
Income	$2,766,655	$2,541,094	$1,235,618
Efficiency ratio	42.15%	43.42%	56.16%
Non-interest expense as a percentage of total revenue (GAAP)	53.41%	56.42%	60.85%
(1)Other expense (non-GAAP) includes debt prepayments costs in 2021.
(2)Other income (non-GAAP) includes the taxable equivalent of net income generated from LIHTC investments.

Net Interest Income
Net interest income is the Company's primary source of revenue, representing 88.1%, and 82.2% of total revenues for the years ended December 31, 2023, and 2022, respectively. Net interest income is the difference between interest income on interest-earning assets (i.e., loans and leases and investment securities) and interest expense on interest-bearing liabilities
(i.e., deposits and borrowings), which are used to fund interest-earning assets and other activities. Net interest margin is calculated as the ratio of FTE net interest income to average interest-earning assets.
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
Given the merger with Sterling on January 31, 2022, net interest income for the year ended December 31, 2022, does not reflect a full year of combined average balances and combined average yields/rates when compared to the year ended December 31, 2023. The timing of the Sterling merger was a contributing factor to the year over year change in the majority of the Company's interest-earning assets and interest-bearing liabilities, in addition to the drivers that are discussed in more detail below.
Net interest income increased $0.3 billion, or 14.9%, from $2.0 billion for the year ended December 31, 2022, to $2.3 billion for the year ended December 31, 2023. On an FTE basis, net interest income also increased $0.3 billion. Net interest margin increased 3 basis points from 3.49% for the year ended December 31, 2022, to 3.52% for the year ended December 31, 2023. These net increases are primarily attributed to higher average loan and lease balances, higher average deposit balances, the impact of the higher interest rate environment, and lower purchase accounting accretion on interest-earning assets that were acquired from Sterling.
Average total interest-earning assets increased $8.3 billion, or 14.0%, from $59.2 billion for the year ended December 31, 2022, to $67.5 billion for the year ended December 31, 2023, primarily due to increases of $6.8 billion, $1.0 billion, $0.3 billion, and $0.1 billion in average loans and leases, average interest-bearing deposits, average total investment securities, and average FHLB and FRB stock, respectively. The average yield on interest-earning assets increased 151 basis points from 3.91% for the year ended December 31, 2022, to 5.42% for the year ended December 31, 2023, primarily due to the higher interest rate environment, partially offset by lower purchase accounting accretion on interest-earning assets that were acquired from Sterling.
Average loans and leases increased $6.8 billion, or 15.7%, from $43.8 billion for the year ended December 31, 2022, to $50.6 billion for the year ended December 31, 2023, primarily due to organic loan growth. At December 31, 2023, and 2022, average loans and leases comprised 75.0% and 73.9% of average total interest-earning assets, respectively. The average yield on loans and leases increased 165 basis points from 4.50% for the year ended December 31, 2022, to 6.15% for the year ended December 31, 2023, primarily due to the higher interest rate environment, partially offset by lower purchase accounting accretion on loans and leases that were acquired from Sterling.
Average interest-bearing deposits held at the FRB increased $1.0 billion, or 162.1%, from $0.6 billion for the year ended December 31, 2022, to $1.6 billion for the year ended December 31, 2023, which was a direct result of the Company's risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At December 31, 2023, and 2022, average interest-bearing deposits comprised 2.32% and 1.01% of average total interest-earning assets, respectively. The average yield on interest-bearing deposits increased 352 basis points from 1.62% for the year ended December 31, 2022, to 5.14% for the year ended December 31, 2023, primarily due to the higher rate environment.
Average total investment securities increased $0.3 billion, or 2.1%, from $14.5 billion for the year ended December 31, 2022, to $14.8 billion for the year ended December 31, 2023, primarily due to a higher volume of purchase activity net of paydowns, partially offset by sales of U.S. Treasury notes and Corporate debt securities. At December 31, 2023, and 2022, average total investment securities comprised 22.0% and 24.6% of average total interest-earning assets, respectively. The average yield on total investment securities increased 75 basis points from 2.31% for the year ended December 31, 2022, to 3.06% for the year ended December 31, 2023, primarily due to the reinvestment of funds received from securities that either had matured or were sold at higher yields.
Average FHLB and FRB stock increased $0.1 billion, or 41.1%, from $0.3 billion for the year ended December 31, 2022, to $0.4 billion for the year ended December 31, 2023, primarily due to the additional FHLB stock investment required as a result of the increase in average FHLB advances. At December 31, 2023, and 2022, average FHLB and FRB stock comprised 0.6% and 0.5% of total average interest-earning assets, respectively. The average yield on FHLB and FRB stock increased 303 basis points from 3.03% for the year ended December 31, 2022, to 6.06% for the year ended December 31, 2023, primarily due to the higher interest rate environment.

Average total interest-bearing liabilities increased $8.1 billion, or 14.4%, from $55.9 billion for the year ended December 31, 2022, to $64.0 billion for the year ended December 31, 2023, primarily due to increases of $6.4 billion and $2.3 billion in average total deposits and average FHLB advances, respectively, partially offset by decreases of $0.4 billion, and $0.3 billion in average federal funds purchased and average securities sold under agreements to repurchase, respectively. The average rate on interest-bearing liabilities increased 157 basis points from 0.45% for the year ended December 31, 2022, to 2.02% for the year ended December 31, 2023, primarily due to the higher interest rate environment.
Average total deposits increased $6.4 billion, or 12.4%, from $51.8 billion for the year ended December 31, 2022, to $58.2 billion for the year ended December 31, 2023, reflecting an increase of $7.7 billion in interest-bearing deposits, partially offset by a decrease of $1.3 billion in non-interest-bearing deposits. The overall increase in deposits was primarily due to the acquisition of interLINK, as well as time deposit and HSA deposit growth, partially offset by decreases in non-interest-bearing and savings deposits. The decreases in non-interest bearing and savings deposits, and the increase in time deposits, were driven by increased market interest rates as customers sought higher yielding deposit products. December 31, 2023, and 2022, average total deposits comprised 91.1% and 92.7% of average total interest-bearing liabilities, respectively. The average rate on deposits increased 148 basis points from 0.27% for the year ended December 31, 2022, to 1.75% for the year ended December 31, 2023, primarily due to the higher interest rate environment and growth in higher costing deposit products. Average higher cost time deposits as a percentage of average total interest-bearing deposits increased from 7.3% for the year ended December 31, 2022, to 14.0% for the year ended December 31, 2023, primarily due to a shift in customer preferences from lower rate checking and savings products into higher rate certificates of deposit products.
Average FHLB advances increased $2.3 billion, or 117.5%, from $2.0 billion for the year ended December 31, 2022, to $4.3 billion for the year ended December 31, 2023, primarily due to short-term funding needs and a direct result of the Company's risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At December 31, 2023, and 2022, average FHLB advances comprised 6.7% and 3.5% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 223 basis points from 2.98% for the year ended December 31, 2022, to 5.21% for the year ended December 31, 2023, primarily due to the higher interest rate environment.
Average federal funds purchased decreased $0.4 billion, or 72.0%, from $0.6 billion for the year ended December 31, 2022, to $0.2 billion for the year ended December 31, 2023, primarily due to the additional liquidity generated from the interLINK deposit sweep program, which allowed for the Company to decrease its federal funds borrowing volume in 2023. At December 31, 2023, and 2022, average federal funds purchased comprised 0.3% and 1.1% of total average interest-bearing liabilities, respectively. The average rate on federal funds purchased increased 212 basis points from 2.58% for the year ended December 31, 2022, to 4.70% for the year ended December 31, 2023, primarily due to the higher interest rate environment.
Average securities sold under agreements to repurchase decreased $0.3 billion, or 54.8%, from $0.5 billion for the year ended December 31, 2022, to $0.2 billion for the year ended December 31, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements in the third quarter of 2022, and the overall timing of maturities. At December 31, 2023, and 2022, average securities sold under agreements to repurchase comprised 0.3% and 0.8% of total average interest-bearing liabilities, respectively. The average rate on securities sold under agreements to repurchase decreased 20 basis points from 0.78% for the year ended December 31, 2022, to 0.58% for the year ended December 31, 2023, primarily due to the Company's extinguishment of its two long-term structured repurchase agreements in the third quarter of 2022, which were contracted at a higher cost.

The following table summarizes daily average balances, interest, and average yield/rate by major category, and net interest margin on an FTE basis:

	Years ended December 31,
	2023			2022			2021
(In thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$50,637,569	$3,113,709	6.15%	$43,751,112	$1,967,761	4.50%	$21,584,872	$765,682	3.55%
Investment securities: (2)
Taxable	12,350,012	423,289	3.22	12,067,294	295,158	2.36	8,507,766	155,902	1.88
Non-taxable	2,489,732	54,207	2.18	2,461,428	50,442	2.05	720,977	27,728	3.85
Total investment securities	14,839,744	477,496	3.06	14,528,722	345,600	2.31	9,228,743	183,630	2.03
FHLB and FRB stock	408,673	24,785	6.06	289,595	8,775	3.03	76,015	1,224	1.61
Interest-bearing deposits (3)	1,564,255	80,475	5.14	596,912	9,651	1.62	1,379,081	1,875	0.14
Loans held for sale	28,710	734	2.56	9,842	78	0.80	10,705	246	2.30
Total interest-earning assets	67,478,951	$3,697,199	5.42%	59,176,183	$2,331,865	3.91%	32,279,416	$952,657	2.97%
Non-interest-earning assets	6,344,931			5,586,025			1,955,330
Total assets	$73,823,882			$64,762,208			$34,234,746
Liabilities and Equity
Interest-bearing liabilities:
Deposits:
Demand deposits	$11,596,949	$—	—%	$12,912,894	$—	—%	$6,897,464	$—	—%
Health savings accounts	8,249,332	12,366	0.15	7,826,576	6,315	0.08	7,390,702	5,777	0.08
Interest-bearing checking, money market, and savings	31,874,457	756,521	2.37	28,266,128	115,271	0.41	12,843,843	6,936	0.05
Time deposits	6,531,610	252,531	3.87	2,838,502	16,966	0.60	2,105,809	7,418	0.35
Total deposits	58,252,348	1,021,418	1.75	51,844,100	138,552	0.27	29,237,818	20,131	0.07
Securities sold under agreements to repurchase	210,676	1,231	0.58	466,282	3,614	0.78	527,250	3,027	0.57
Federal funds purchased	167,495	7,871	4.70	598,269	15,444	2.58	16,036	13	0.08
Other borrowings	—	—	—	—	1	—	—	—	—
FHLB advances	4,275,394	222,537	5.21	1,965,577	58,557	2.98	108,216	1,708	1.58
Long-term debt (2)	1,058,621	37,934	3.69	1,031,446	34,283	3.44	565,271	16,876	3.22
Total interest-bearing liabilities	63,964,534	$1,290,991	2.02%	55,905,674	$250,451	0.45%	30,454,591	$41,755	0.14%
Non-interest-bearing liabilities	1,535,393			1,135,046			441,391
Total liabilities	65,499,927			57,040,720			30,895,982
Preferred stock	283,979			272,179			145,037
Common stockholders' equity	8,039,976			7,449,309			3,193,727
Total stockholders' equity	8,323,955			7,721,488			3,338,764
Total liabilities and equity	$73,823,882			$64,762,208			$34,234,746
Net interest income (FTE)		2,406,208			2,081,414			910,902
Less: FTE adjustment		(68,939)			(47,128)			(9,813)
Net interest income		$2,337,269			$2,034,286			$901,089
Net interest margin (FTE)			3.52%			3.49%			2.84%
(1)Non-accrual loans have been included in the computation of average balances.
(2)For the purposes of our average yield/rate and margin computations, unsettled trades on investment securities, unrealized gains (losses) on available-for-sale investment securities, and basis adjustments on long-term debt from de-designated fair value hedges are excluded.
(3)Interest-bearing deposits are a component of cash and cash equivalents on the Consolidated Statements of Cash Flows included in Part II - Item 8. Financial Statements and Supplementary Data.

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on an FTE basis:

	Years ended December 31,
	2023 vs. 2022 Increase (decrease) due to			2022 vs. 2021 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$833,430	$312,518	$1,145,948	$580,849	$621,230	$1,202,079
Investment securities	124,572	7,324	131,896	67,152	94,818	161,970
FHLB and FRB stock	12,402	3,608	16,010	4,113	3,438	7,551
Interest-bearing deposits	55,184	15,640	70,824	8,840	(1,064)	7,776
Loans held for sale	364	292	656	48	(216)	(168)
Total interest income	$1,025,952	$339,382	$1,365,334	$661,002	$718,206	$1,379,208
Change in interest on interest-bearing liabilities:
Health savings accounts	$5,710	$341	$6,051	$197	$341	$538
Interest-bearing checking, money market, and savings	596,023	45,227	641,250	108,272	63	108,335
Time deposits	178,262	57,303	235,565	11,274	(1,726)	9,548
Securities sold under agreements to repurchase	(402)	(1,981)	(2,383)	937	(350)	587
Federal funds purchased	3,547	(11,120)	(7,573)	14,960	471	15,431
Other borrowings	(1)	—	(1)	1	—	1
FHLB advances	95,168	68,812	163,980	27,530	29,319	56,849
Long-term debt	2,715	936	3,651	2,388	15,019	17,407
Total interest expense	$881,022	$159,518	$1,040,540	$165,559	$43,137	$208,696
Net change in net interest income	$144,930	$179,864	$324,794	$495,443	$675,069	$1,170,512
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
Provision for Credit Losses
The provision for credit losses totaled $150.7 million and $280.6 million for the year ended December 31, 2023, and 2022, respectively. The balance for the year ended December 31, 2022, included the establishment of the initial ACL of $175.1 million for non-PCD loans and leases that were acquired from Sterling in the merger. Excluding this charge, the provision for credit losses increased $45.2 million, primarily due to the impact of the current macroeconomic environment on credit performance and organic loan growth.
Additional information regarding the Company's provision for credit losses and ACL can be found under the sections captioned "Loans and Leases" through "Allowance for Credit Losses on Loans and Leases" contained elsewhere in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Years ended December 31,
(In thousands)	2023	2022	2021
Deposit service fees	$169,318	$198,472	$162,710
Loan and lease related fees	84,861	102,987	36,658
Wealth and investment services	28,999	40,277	39,586
Mortgage banking activities	1,240	705	6,219
Cash surrender value of life insurance policies	26,228	29,237	14,429
(Loss) on sale of investment securities	(33,620)	(6,751)	—
Other income	37,311	75,856	63,770
Total non-interest income	$314,337	$440,783	$323,372
Total non-interest income decreased $126.5 million, or 28.7%, from $440.8 million for the year ended December 31, 2022, to $314.3 million for the year ended December 31, 2023, primarily due to decreases in Other income, Deposit service fees, Loan and lease related fees, and Wealth and investment services, and an increase in (Loss) on sale of investment securities.
Other income decreased $38.6 million, or 50.8%, from $75.9 million for the year ended December 31, 2022, to $37.3 million for the year ended December 31, 2023, primarily due to lower income generated from customer interest rate derivative activities and direct investments.
Deposit service fees decreased $29.2 million, or 14.7%, from $198.5 million for the year ended December 31, 2022, to
$169.3 million for the year ended December 31, 2023, primarily due to lower customer account service fees and cash management and analysis fees, partially offset by higher interchange income.
Loan and lease related fees decreased $18.1 million, or 17.6%, from $103.0 million for the year ended December 31, 2022, to $84.9 million for the year ended December 31, 2023, primarily due to lower loan servicing fee income, syndication fees, and prepayment penalties.
Wealth and investment services decreased $11.3 million, or 28.0%, from $40.3 million for the year ended December 31, 2022, to $29.0 million for the year ended December 31, 2023, primarily due to lower net investment services income in 2023, which is a direct result of the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022.
During the year ended December 31, 2023, the Company sold $827.0 million of U.S. Treasury notes, Corporate debt securities, and Municipal bonds and notes classified as available-for-sale for proceeds of $789.6 million, which resulted in $37.4 million of gross realized losses. The $33.6 million loss on sale of investment securities included in non-interest income for the year ended December 31, 2023, represents the portion of the total charge that was not attributed to a decline in credit quality.
During the year ended December 31, 2022, the Company sold $179.7 million of Municipal bonds and notes classified as available-for-sale for proceeds of $172.9 million, which resulted in $6.8 million of gross realized losses.

Non-Interest Expense

	Years ended December 31,
(In thousands)	2023	2022	2021
Compensation and benefits	$711,752	$723,620	$419,989
Occupancy	77,520	113,899	55,346
Technology and equipment	197,928	186,384	112,831
Intangible assets amortization	36,207	31,940	4,513
Marketing	18,622	16,438	12,051
Professional and outside services	107,497	117,530	47,235
Deposit insurance	98,081	26,574	15,794
Other expense	168,748	180,088	77,341
Total non-interest expense	$1,416,355	$1,396,473	$745,100
Total non-interest expense remained relatively flat at approximately $1.4 billion for both the years ended December 31, 2023 and 2022. Although the financial statement caption as a whole did not change significantly, notable fluctuations were experienced in Compensation and benefits, Occupancy, Technology and equipment, Professional and outside services, Deposit insurance, and Other expense.
Compensation and benefits decreased $11.9 million, or 1.6%, from $723.6 million for the year ended December 31, 2022, to $711.7 million for the year ended December 31, 2023, primarily due to a $38.5 million decrease in merger-related expenses, particularly as it relates to severance and retention, the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022, and decreases in incentive compensation and commissions, partially offset by increases in salaries, group insurance, and other compensation costs.
Occupancy decreased $36.4 million, or 31.9%, from $113.9 million for the year ended December 31, 2022, to $77.5 million for the year ended December 31, 2023, primarily due to the launch of the Company's corporate real estate consolidation plan in the second quarter of 2022, which resulted in a $23.1 million ROU asset impairment charge and a combined $12.3 million in related exit costs and accelerated depreciation on property and equipment for the year ended December 31, 2022. There were no such charges, or similar charges, for the year ended December 31, 2023.
Technology and equipment increased $11.5 million, or 6.2%, from $186.4 million for the year ended December 31, 2022, to $197.9 million for the year ended December 31, 2023, primarily due to an increase in technology service contracts and automated services, partially offset by a $5.5 million decrease in merger-related expenses.
Professional and outside services decreased $10.0 million, or 8.5%, from $117.5 million for the year ended December 31, 2022, to $107.5 million for the year ended December 31, 2023, primarily due to a $5.7 million decrease in merger-related expenses and decreased consulting costs, partially offset by an increase in legal fees.
Deposit insurance increased $71.5 million, or 269.1%, from $26.6 million for the year ended December 31, 2022, to
$98.1 million for the year ended December 31, 2023, primarily due to the $47.2 million FDIC special assessment charge recorded in the fourth quarter of 2023, and the impact of the increased initial base deposit insurance assessment rate schedules adopted by the FDIC, which took effect in the first quarter of 2023 for all insured depository institutions.
Other expense decreased $11.4 million, or 6.3%, from $180.1 million for the year ended December 31, 2022, to $168.7 million for the year ended December 31, 2023, primarily due to the $10.5 million common stock contribution to the Webster Bank Charitable Foundation in the third quarter of 2022, as there was no such charge for the year ended December 31, 2023.

Income Taxes
For the years ended December 31, 2023, and 2022, the Company recognized income tax expense of $216.7 million and $153.7 million, respectively, reflecting effective tax rates of 20.0% and 19.3%, respectively.
The $63.0 million increase in income tax expense is primarily due the increase in pre-tax income in 2023, which included lower one-time charges associated with the Sterling merger as compared to 2022. The 0.7% point increase in the effective tax rate primarily reflects the effects of the lower one-time charges and related tax benefits in 2023 associated with the Sterling merger, partially offset by the effects of higher tax-exempt income and lower SALT expense in 2023 as compared to 2022.
At December 31, 2023, and 2022, the Company recorded a valuation allowance on its DTAs of $28.7 million and $29.2 million, respectively. The valuation allowance at December 31, 2023, is primarily related to the portion of SALT net operating loss carryforwards that, in management's judgment, is not more likely than not to be realized. At December 31, 2023, and 2022, the Company's gross DTAs included $64.2 million and $66.9 million, respectively, applicable to SALT net operating loss and credit carryforwards that are available to offset future taxable income, generally through 2032.
The ultimate realization of DTAs is dependent on the generation of future taxable income during the periods in which the net operating loss and credit carryforwards are available. In making its assessment, management considers the Company's forecasted future results of operations, estimates the content and apportionment of its income by legal entity over the near term for SALT purposes, and also applies longer-term growth rate assumptions. Based on its estimates, management believes it is more likely than not that the Company will realize its DTAs, net of the valuation allowance, at December 31, 2023. However, it is possible that some or all of the Company's net operating loss and credit carryforwards could expire unused, or that more net operating loss and credit carryforwards could be utilized than estimated, either as a result of changes in future forecasted levels of taxable income or if future economic or market conditions or interest rates were to vary significantly from the Company's forecasts and, in turn, impact its future results of operations.
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
Given the merger with Sterling on January 31, 2022, operating results for the Commercial Banking and Consumer Banking segments for the year ended December 31, 2022, do not reflect a full year of combined business activities when compared to the year ended December 31, 2023. Similarly, operating results for the HSA Bank segment for the year ended December 31, 2022, do not reflect a full year of business activities associated with Bend given the acquisition on February 18, 2022. The timing of both the Sterling merger and Bend acquisition was a contributing factor to the year over year change in their corresponding segments' PPNR, in addition to the drivers that are discussed in more detail throughout this section.
The following is a description of the Company’s three reportable segments and their primary services at December 31, 2023:
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
Consumer Banking serves individual customers and small businesses with less than $2 million of revenues by offering consumer deposits, residential mortgages, home equity lines, secured and unsecured loans, debit and credit card products, and investment services. Consumer Banking operates a distribution network consisting of 198 banking centers and 349 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and the New York Metro and Suburban markets.
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

Commercial Banking
Operating Results:

	Years ended December 31,
(In thousands)	2023	2022	2021
Net interest income	$1,537,031	$1,346,384	$585,297
Non-interest income	132,660	171,437	83,538
Non-interest expense	439,290	398,100	192,977
Pre-tax, pre-provision net revenue	$1,230,401	$1,119,721	$475,858
Commercial Banking's PPNR increased $110.6 million, or 9.9%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to increases in both net interest income and non-interest income, partially offset by an increase in non-interest expense. The $190.6 million increase in net interest income is primarily due to organic loan growth, the impact of the higher interest rate environment, and lower deposit balances. The $38.8 million decrease in non-interest income is primarily due to lower customer interest rate derivative activities, other loan servicing fees, prepayment penalties, syndication fees, cash management fees, and other miscellaneous income. The $41.2 million increase in non-interest expense is primarily due to an increase in both technology and employee-related costs in order to support balance sheet growth.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2023	2022
Loans and leases	$40,934,356	$40,115,067
Deposits	18,245,575	19,563,227
Assets under administration / management (off-balance sheet)	2,911,293	2,258,635
Loans and leases increased $0.8 billion, or 2.0%, at December 31, 2023, as compared to at December 31, 2022, primarily due to organic growth in the commercial real estate and commercial non-mortgage categories, partially offset by net principal paydowns in the warehouse lending, equipment finance, and asset-based lending categories. Total portfolio originations for the years ended December 31, 2023, and 2022, were $9.2 billion and $14.7 billion, respectively. The $5.5 billion decrease was primarily due to a decrease in commercial real estate and commercial non-mortgage originations.
Deposits decreased $1.3 billion, or 6.7%, at December 31, 2023, as compared to at December 31, 2022, primarily due to a decrease in non-interest-bearing deposits, as increased interest rates drove customers to seek higher yielding deposit products and other alternatives elsewhere. This decrease was partially offset by the seasonal inflow of municipal deposits.
Commercial Banking held $0.9 billion and $0.6 billion in assets under administration and $2.0 billion and $1.7 billion in assets under management at December 31, 2023, and 2022, respectively. The combined increase of $0.6 billion, or 28.9%, was primarily due to customers shifting their deposits into investment accounts to purchase U.S. Treasury securities with government-backing, and higher valuations in the equity markets during 2023.

HSA Bank
Operating Results:

	Years ended December 31,
(In thousands)	2023	2022	2021
Net interest income	$302,856	$218,149	$168,595
Non-interest income	88,113	104,586	102,814
Non-interest expense	168,160	151,329	134,258
Pre-tax net revenue	$222,809	$171,406	$137,151
HSA Bank's pre-tax net revenue increased $51.4 million, or 30.0%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $84.7 million increase in net interest income is primarily due to an increase in the net deposit interest rate spread and organic deposit growth. The $16.5 million decrease in non-interest income is primarily due to lower customer fees. The $16.8 million increase in non-interest expense is primarily due to an increase in compensation and benefits, higher service contract expenses related to additional account holders, and costs associated with the ongoing HSA Bank user experience build out.
Selected Balance Sheet and Off-Balance Sheet Information:

	At December 31,
(In thousands)	2023	2022
Deposits	$8,287,705	$7,944,919
Assets under administration, through linked brokerage accounts (off-balance sheet)	4,641,830	3,393,832
Deposits increased $0.3 billion, or 4.3%, at December 31, 2023, as compared to at December 31, 2022, primarily due to an increase in the number of account holders and organic deposit growth. HSA deposits accounted for approximately 13.6% and 14.7% of the Company's total consolidated deposits at December 31, 2023, and 2022, respectively.
Assets under administration, through linked brokerage accounts, increased $1.2 billion, or 36.8%, at December 31, 2023, as compared to at December 31, 2022, primarily due to additional account holders and higher valuations in the equity markets during 2023.

Consumer Banking
Operating Results:

	Years ended December 31,
(In thousands)	2023	2022	2021
Net interest income	$798,483	$720,789	$375,318
Non-interest income	107,456	119,691	95,887
Non-interest expense	425,281	426,133	297,217
Pre-tax, pre-provision net revenue	$480,658	$414,347	$173,988
Consumer Banking's PPNR increased $66.3 million, or 16.0%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $77.7 million increase in net interest income is primarily due to organic loan and deposit growth, and the impact of the higher interest rate environment. The $12.2 million decrease in non-interest income is primarily due to lower net investment services income driven by the outsourcing of the consumer investment services platform in the fourth quarter of 2022, and lower deposit fees and loan servicing fee income, partially offset by higher miscellaneous fee income. The $0.8 million decrease in non-interest expense is primarily due to lower technology and lower compensation and benefits expenses driven by the outsourcing of the consumer investment services platform effective as of the fourth quarter of 2022, partially offset by increased staffing, marketing, and servicing costs associated with deposit growth initiatives.
Selected Balance Sheet Information:

	At December 31,
(In thousands)	2023	2022
Loans	$9,781,332	$9,624,465
Deposits	24,059,997	23,609,941
Assets under administration (off-balance sheet)	7,876,437	7,872,397
Loans increased $0.2 billion, or 1.6%, at December 31, 2023, as compared to at December 31, 2022, primarily due to growth in residential mortgages and small business commercial loans, partially offset by net principal paydowns in home equity and other consumer loans. Total portfolio originations for the years ended December 31, 2023, and 2022, were $1.3 billion and $2.8 billion, respectively. The $1.5 billion decrease was primarily due to the increase in market rates and low housing inventories, which resulted in lower residential mortgage originations, particularly mortgage refinances.
Deposits increased $0.5 billion, or 1.9%, at December 31, 2023, as compared to at December 31, 2022, primarily due to the impact of the higher interest rate environment, which has attracted consumers to certificates of deposit products, partially offset by lower money market, savings, and demand deposit account balances.
Assets under administration remained flat at $7.9 billion at both December 31, 2023, and 2022, as customer investment activities were offset by higher valuations in the equity markets during 2023.

Financial Condition
Total assets increased $3.6 billion, or 5.1%, from $71.3 billion at December 31, 2022, to $74.9 billion at December 31, 2023. The change in total assets was primarily attributed to the following, which experienced changes greater than $100 million:
•Cash and cash equivalents increased $875.9 million, primarily due to the Company's risk management approach to hold higher levels of on-balance sheet liquidity in 2023;
•Total investment securities, net increased $1.6 billion, reflecting increases of $1.1 billion and $0.5 billion in the available-for-sale and held-to-maturity portfolios, respectively. The increase in total investment securities was primarily due to purchases exceeding paydown activities, primarily across the Agency MBS and Agency CMBS categories, partially offset by $0.8 billion in sales of available-for-sale U.S. Treasury notes, Corporate debt securities, and Municipal bonds and notes;
•FHLB and FRB stock decreased $119.0 million, primarily due to the lower FHLB stock investment required as a result of the decrease in FHLB advances;
•Loans and leases increased $1.0 billion, primarily due to $10.5 billion of originations during the year ended December 31, 2023, particularly across the commercial non-mortgage and commercial real estate categories, partially offset by net principal paydowns and sales of commercial and consumer loans not originated for sale;
•Goodwill and other net intangible assets increased a combined $121.2 million. Goodwill increased $117.4 million, which reflects the $143.2 million recognized in connection with the interLINK acquisition, partially offset by the impact of the Sterling merger measurement period adjustments recorded during the first quarter of 2023. The $3.8 million increase in other net intangible assets is primarily due to the $36.0 million broker dealer relationship and $4.0 million non-competition agreement recognized in connection with the interLINK acquisition, partially offset by amortization charges; and
•Accrued interest receivable and other assets increased $271.9 million. Notable drivers of the change included increases in LIHTC and other alternative investments, and accrued interest receivable, which were partially offset by decreases in miscellaneous receivables and income taxes receivable.
Total liabilities increased $3.1 billion, or 4.8%, from $63.2 billion at December 31, 2022, to $66.3 billion at December 31, 2023. The change in total liabilities was attributed to the following:
•Total deposits increased $6.8 billion, reflecting a $8.9 billion increase in interest-bearing deposits, partially offset by a $2.2 billion decrease in non-interest-bearing deposits. The overall increase in deposits is primarily due to $5.7 billion of sweep money market deposits added at December 31, 2023, as a result of the interLINK acquisition, as well as time deposit and HSA deposit growth, partially offset by decreases in checking and savings account products;
•Securities sold under agreements to repurchase and other borrowings decreased $0.7 billion, primarily due to the additional liquidity generated from the interLINK deposit sweep program, which allowed for a $0.8 billion decrease in federal funds.
•FHLB advances decreased $3.1 billion, primarily due to the additional liquidity generated from the interLINK deposit sweep program, which also allowed for a decrease in FHLB advances;
•Long-term debt decreased $24.3 million, primarily due to the repurchase and retirement of $17.5 million of the 4.375% Senior fixed-rate notes due February 15, 2024; and
•Accrued expenses and other liabilities increased $122.3 million. Notable drivers of the change included increases in unfunded LIHTC commitments and accrued interest payable, as well as the impact of the FDIC special assessment charge recorded in the fourth quarter of 2023, which were partially offset by a decrease in treasury derivative liabilities.
Total stockholders' equity increased $0.6 billion, or 7.9%, from $8.1 billion at December 31, 2022, to $8.7 billion at December 31, 2023. The change in stockholders' equity was attributed to the following:
•The adoption of ASU No. 2022-02, which resulted in a $4.3 million cumulative-effect adjustment to retained earnings;
•Net income recognized of $867.8 million;
•Other comprehensive income, net of tax, of $134.4 million;
•Dividends paid to common and preferred stockholders of $278.3 million and $16.7 million, respectively;
•Stock-based compensation expense of $54.1 million;
•Stock options exercised of $1.7 million; and
•Repurchases of common stock of $108.8 million under the Company's common stock repurchase program and $16.3 million related to employee share-based compensation plans.

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
The ALCO manages the Company's investment securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in such security presents a safety and soundness concern. At December 31, 2023, and 2022, the Company had total investment securities of $16.0 billion and $14.5 billion, respectively, with an average risk weighting for regulatory purposes of 17.2% and 19.0%, respectively. Although the Bank held the entirety of the Company's investment securities portfolio at both December 31, 2023, and 2022, the Holding Company may also directly hold investments.
The following table summarizes the balances and percentage composition of the Company's investment securities:

	At December 31,
	2023		2022
(In thousands)	Amount	%	Amount	%
Available-for-sale:
U.S. Treasury notes	$—	—%	$717,040	9.1%
Government agency debentures	264,633	3.0	258,374	3.3
Municipal bonds and notes	1,573,233	17.6	1,633,202	20.7
Agency CMO	48,941	0.5	59,965	0.8
Agency MBS	3,347,098	37.4	2,158,024	27.3
Agency CMBS	2,288,071	25.5	1,406,486	17.8
CMBS	763,749	8.5	896,640	11.4
CLO	—	—	2,107	—
Corporate debt	622,155	6.9	704,412	8.9
Private label MBS	42,808	0.5	44,249	0.6
Other	9,041	0.1	12,198	0.1
Total available-for-sale	$8,959,729	100.0%	$7,892,697	100.0%
Held-to-maturity:
Agency CMO	$23,470	0.3%	$28,358	0.4%
Agency MBS	2,409,521	34.1	2,626,114	40.0
Agency CMBS	3,625,627	51.2	2,831,949	43.1
Municipal bonds and notes (1)	916,104	13.0	928,845	14.2
CMBS	100,075	1.4	149,613	2.3
Total held-to-maturity	$7,074,797	100.0%	$6,564,879	100.0%
Total investment securities	$16,034,526		$14,457,576
(1)The balances at both December 31, 2023, and 2022, exclude the $0.2 million ACL recorded on held-to-maturity securities.
Available-for-sale securities increased $1.1 billion, or 13.5%, from $7.9 billion at December 31, 2022, to $9.0 billion at December 31, 2023, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories, partially offset by sales of $0.8 billion in U.S. Treasury notes, Corporate debt securities, and Municipal bonds and notes. The sale of available-for-sale securities during the year ended December 31, 2023, resulted in $37.4 million of gross realized losses, $3.8 million of which was attributed to a decline in credit quality, and therefore has been included in the Provision for credit losses. The average FTE yield on the available-for-sale portfolio was 3.11% for the year ended December 31, 2023, as compared to 2.29% for the year ended December 31, 2022. The 82 basis point increase is primarily due to higher market rates on securities purchased throughout 2023.
At December 31, 2023, and 2022, gross unrealized losses on available-for-sale securities were $0.8 billion and $0.9 billion, respectively. The $0.1 billion decrease is primarily due to lower long-term market rates. Available-for-sale securities are evaluated for credit losses on a quarterly basis. At both December 31, 2023, and 2022, no ACL was recorded on available-for-sale securities as each of the securities in the Company's portfolio are investment grade and current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences. As of December 31, 2023, based on current market conditions and the Company's targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.

Held-to-maturity securities increased $0.5 billion, or 7.8%, from $6.6 billion at December 31, 2022, to $7.1 billion at December 31, 2023, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories. The average FTE yield on the held-to-maturity portfolio was 2.99% for the year ended December 31, 2023, as compared to 2.33% for the year ended December 31, 2022. The 66 basis point increase is primarily due to higher market rates on securities purchased throughout 2023.
At both December 31, 2023, and 2022, gross unrealized losses on held-to-maturity securities were $0.8 billion. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At both December 31, 2023, and 2022, the ACL on held-to-maturity securities was $0.2 million.
The following table summarizes the book value of investment securities by the earlier of either contractual maturity or call date, as applicable, along with the respective weighted-average yields:

	At December 31, 2023
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(In thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
Government agency debentures	$—	—%	$75,557	2.41%	$7,661	2.20%	$181,415	3.26%	$264,633	2.99%
Municipal bonds and notes	19,427	1.79	174,479	1.68	691,790	1.56	687,537	1.61	1,573,233	1.60
Agency CMO	—	—	290	4.04	4,567	3.10	44,084	2.86	48,941	2.89
Agency MBS	4	(4.41)	18,388	1.31	137,261	1.77	3,191,445	3.85	3,347,098	3.75
Agency CMBS	8,345	0.85	101,209	1.11	31,895	2.12	2,146,622	4.41	2,288,071	4.22
CMBS	—	—	68,718	6.94	—	—	695,031	6.92	763,749	6.92
Corporate debt	9,182	3.45	172,687	2.88	386,533	3.22	53,753	3.54	622,155	3.16
Private label MBS	—	—	—	—	—	—	42,808	4.01	42,808	4.01
Other	—	—	4,848	3.80	4,193	2.70	—	—	9,041	3.29
Total available-for-sale	$36,958	1.99%	$616,176	2.60%	$1,263,900	2.12%	$7,042,695	4.08%	$8,959,729	3.70%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$23,470	2.90%	$23,470	2.90%
Agency MBS	77	2.81	673	2.14	28,266	2.60	2,380,505	2.49	2,409,521	2.49
Agency CMBS	—	—	—	—	120,928	2.67	3,504,699	3.53	3,625,627	3.50
Municipal bonds and notes	8,045	3.30	59,259	3.23	214,304	2.69	634,496	3.22	916,104	3.10
CMBS	—	—	—	—	—	—	100,075	2.66	100,075	2.66
Total held-to-maturity	$8,122	3.29%	$59,932	3.22%	$363,498	2.67%	$6,643,245	3.11%	$7,074,797	3.09%
Total investment securities	$45,080	2.22%	$676,108	2.66%	$1,627,398	2.24%	$13,685,940	3.61%	$16,034,526	3.43%
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

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company's loans and leases:

	At December 31,
	2023		2022
(In thousands)	Amount	%	Amount	%
Commercial non-mortgage	$16,885,475	33.3%	$16,392,795	32.9%
Asset-based	1,557,841	3.1	1,821,642	3.7
Commercial real estate	13,569,762	26.7	12,997,163	26.1
Multi-family	7,587,970	15.0	6,621,982	13.3
Equipment financing	1,328,786	2.6	1,628,393	3.3
Warehouse lending	—	—	641,976	1.3
Residential	8,227,923	16.2	7,963,420	16.0
Home equity	1,516,955	3.0	1,633,107	3.3
Other consumer	51,340	0.1	63,948	0.1
Total loans and leases (1)	$50,726,052	100.0%	$49,764,426	100.0%
(1)The amortized cost balances at December 31, 2023, and 2022, exclude the ACL recorded on loans and leases of $635.7 million and $594.7 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At December 31, 2023
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$179,863	$671,268	$2,286,452	$1,520,997	$4,658,580
Asset-based	5,237	82,268	—	—	87,505
Commercial real estate	562,651	1,902,473	1,155,443	109,287	3,729,854
Multi-family	340,938	3,239,735	1,227,315	63,427	4,871,415
Equipment financing	121,617	960,431	246,738	—	1,328,786
Residential	703	45,960	384,135	5,578,347	6,009,145
Home equity	3,128	24,893	173,002	210,931	411,954
Other consumer	19,626	7,708	975	131	28,440
Total fixed rate loans and leases	$1,233,763	$6,934,736	$5,474,060	$7,483,120	$21,125,679
Variable rate:
Commercial non-mortgage	$4,052,885	$7,608,188	$493,831	$71,991	$12,226,895
Asset-based	444,341	1,025,995	—	—	1,470,336
Commercial real estate	2,180,159	4,757,420	2,213,151	689,178	9,839,908
Multi-family	432,243	1,093,364	1,161,328	29,620	2,716,555
Residential	673	19,570	290,941	1,907,594	2,218,778
Home equity	2,656	6,581	130,675	965,089	1,105,001
Other consumer	9,311	11,862	1,727	—	22,900
Total variable rate loans and leases (2)	$7,122,268	$14,522,980	$4,291,653	$3,663,472	$29,600,373
Total loans and leases (1)	$8,356,031	$21,457,716	$9,765,713	$11,146,592	$50,726,052
(1)Amounts due exclude total accrued interest receivable of $270.4 million.
(2)The Company has a back-to-back swap program, whereby it enters into an interest rate swap with a qualified customer and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty, to hedge interest rate risk. At December 31, 2023, there were 880 customer interest rate swaps arrangements with a total notional amount of $7.0 billion to convert floating-rate loan payments to fixed-rate loan payments.

Portfolio Concentrations
The Company actively monitors and manages concentrations of credit risk pertaining to specific industries and geographies that may exist in its loan and lease portfolio.
At December 31, 2023, and 2022, commercial non-mortgage, commercial real estate, and multi family loans comprised 75.0% and 72.3%, respectively, of the Company's loan and lease portfolio, with a large portion of the borrowers or properties associated with these loans geographically concentrated in New York City and the proximate areas.
The following table summarizes commercial non-mortgage loans by industry, as determined using standardized industry classification codes, which are used by the Company to categorize loans based on the borrower's type of business.

	At December 31,
	2023		2022
(In thousands)	Amount	%	Amount	%
Finance	$4,109,280	24.4%	$3,780,409	23.1%
Services	2,928,621	17.3	3,038,338	18.5
Communications	1,166,668	6.9	1,073,233	6.5
Manufacturing	1,163,798	6.9	1,141,943	7.0
Retail & Wholesale	874,547	5.2	1,003,892	6.1
Healthcare	848,867	5.0	751,779	4.6
Real Estate	815,769	4.8	656,002	4.0
Transportation & Public Utilities	547,967	3.3	762,935	4.7
Construction	477,303	2.8	491,365	3.0
Other	3,952,655	23.4	3,692,899	22.5
Total Commercial non-mortgage	$16,885,475	100.0%	$16,392,795	100.0%
As illustrated above, the Company's commercial non-mortgage portfolio is well diversified across industries, and concentrations are generally consistent year over year. Any change in composition is consistent with the Company's portfolio growth strategy.
The following table summarizes commercial real estate and multifamily loans by geography and property type:

	At December 31,
(In thousands)	2023		2022
Geography:	Amount	%	Amount	%
New York City	$7,482,324	35.4%	$7,043,329	35.9%
Other New York County	3,321,313	15.7	3,169,801	16.2
Connecticut	1,749,839	8.3	1,558,888	7.9
New Jersey	1,729,139	8.2	1,525,757	7.8
Massachusetts	1,338,936	6.3	1,375,289	7.0
Southeast	2,311,574	10.9	1,991,929	10.1
Other	3,224,607	15.2	2,954,152	15.1
Total Commercial real estate & Multifamily	$21,157,732	100.0%	$19,619,145	100.0%

Property Type:
Multifamily	$7,587,970	35.9%	$6,621,982	33.8%
Industrial & Warehouse	3,467,859	16.4	3,102,205	15.8
Retail	1,765,512	8.3	1,821,498	9.3
Healthcare & Senior Living	1,576,511	7.5	1,605,075	8.2
Construction	1,442,621	6.8	1,143,153	5.8
Office	1,041,451	4.9	1,322,492	6.7
Hotel	489,379	2.3	498,716	2.5
Other	3,786,429	17.9	3,504,024	17.9
Total Commercial real estate & Multifamily	$21,157,732	100.0%	$19,619,145	100.0%
Given the foundational change in office demand driven by the acceptance of remote work options, the commercial real estate market has experienced an increase in office property vacancies following the COVID-19 pandemic. As such, commercial real estate performance across the United States related to the office sector continues to be an area of uncertainty.
At December 31, 2023, the Company's outstanding balance for commercial real estate office loans was $1.0 billion, or 2.1% of total loans and leases. In addition, at December 31, 2023, the Company has established reserves of $35.7 million against commercial real estate office loans. While the Company does anticipate ongoing change in the office sector, management believes that its reserve levels reflect the expected credit losses in the portfolio.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $41.0 million, or 6.9%, from $594.7 million at December 31, 2022, to $635.7 million at December 31, 2023, primarily due to the impact of the current macroeconomic environment on credit performance and organic loan growth, partially offset by net charge-offs.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At December 31,
	2023		2022
(In thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$211,699	33.3%	$197,950	33.3%
Asset-based	15,828	2.5	16,094	2.7
Commercial real estate	248,921	39.2	214,771	36.1
Multi-family	80,582	12.7	80,652	13.6
Equipment financing	20,633	3.2	23,081	3.9
Warehouse lending	—	—	577	0.1
Residential	29,739	4.7	26,907	4.5
Home equity	26,154	4.1	32,296	5.4
Other consumer	2,181	0.3	2,413	0.4
Total ACL on loans and leases	$635,737	100.0%	$594,741	100.0%
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
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on product type and credit quality, and expected losses are determined using models that follow a PD, LGD, EAD, or loss rate framework. For portfolios using the PD, LGD, and EAD framework, expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. The Company's PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, loan-level risk attributes, and credit quality indicators. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of a similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses, the loan's amortization schedule, and prepayment rates. Under the loss rate framework, expected credit losses are estimated using a loss rate that is multiplied by the amortized cost of the asset at the balance sheet date. For each loan segment identified, management applies an expected historical loss trend based on third-party loss estimates, and correlates them to observed economic metrics, and reasonable and supportable forecasts of economic conditions.
The Company's models incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes each macroeconomic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. Reversion towards long-term expectations generally begins two to three years from the forecast start date and is complete within three to five years. Certain models use output reversion and revert to mean historical portfolio loss rates on a straight-line basis in the third year of the forecast. Other models incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the Company's assets.
The Company incorporates forecasts of macroeconomic variables in the determination of expected credit losses. Macroeconomic variables are selected for each class of financing receivable based on relevant factors, such as asset type and the correlation of the variables to credit losses, among others. Data from the forecast scenario of these macroeconomic variables are used as inputs to the modeled loss calculation.
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
Individually Assessed Loans and Leases. If the risk characteristics of a loan or lease change such that it no longer matches the risk characteristics of the collectively assessed pool, it is removed from the population and individually assessed for credit losses. Generally, all non-accrual loans and loans with a charge-off are individually assessed. The measurement method used to calculate the expected credit loss on an individually assessed loan or lease is dependent on the type and whether the loan or lease is considered to be collateral dependent. Methods for collateral dependent loans are either based on the fair value of the collateral less estimated cost to sell (when the basis of repayment is the sale of collateral), or the present value of the expected cash flows from the operation of the collateral. For non-collateral dependent loans, either a discounted cash flow method or other loss factor method is used. Any individually assessed loan or lease for which no specific valuation allowance is deemed necessary is either the result of sufficient cash flows or sufficient collateral coverage relative to the amortized cost of the asset.
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
The following table summarizes key asset quality ratios and their underlying components:

	At or for the years ended December 31,
(In thousands)	2023	2022	2021
Non-performing loans and leases (1)	$209,544	$203,791	$109,778
Total loans and leases	50,726,052	49,764,426	22,271,729
Non-performing loans and leases as a percentage of loans and leases	0.41%	0.41%	0.49%

Non-performing assets (1)	$218,600	$206,136	$112,590
Total loans and leases	$50,726,052	$49,764,426	$22,271,729
Add: OREO and repossessed assets	9,056	2,345	2,812
Total loans and leases plus OREO and repossessed assets	$50,735,108	$49,766,771	$22,274,541
Non-performing assets as a percentage of loans and leases plus OREO and repossessed assets	0.43%	0.41%	0.51%

Non-performing assets (1)	$218,600	$206,136	$112,590
Total assets	74,945,249	71,277,521	34,915,599
Non-performing assets as a percentage of total assets	0.29%	0.29%	0.32%

ACL on loans and leases	$635,737	$594,741	$301,187
Non-performing loans and leases (1)	209,544	203,791	109,778
ACL on loans and leases as a percentage of non-performing loans and leases	303.39%	291.84%	274.36%

ACL on loans and leases	$635,737	$594,741	$301,187
Total loans and leases	50,726,052	49,764,426	22,271,729
ACL on loans and leases as a percentage of loans and leases	1.25%	1.20%	1.35%

ACL on loans and leases	$635,737	$594,741	$301,187
Net charge-offs (2)	108,086	67,288	3,829
Ratio of ACL on loans and leases to net charge-offs	5.88x	8.84x	78.66x
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)The $40.8 million increase in net charge-offs from December 31, 2022, to December 31, 2023, is primarily due to the impact of the current macroeconomic environment on credit performance and higher commercial portfolio optimization charges in 2023.
The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	At or for the years ended December 31,
	2023			2022			2021
(In thousands)	Net Charge-offs (Recoveries)	Average Balance	%	Net Charge-offs (Recoveries)	Average Balance	%	Net Charge-offs (Recoveries)	Average Balance	%
Commercial non-mortgage	$13,531	$16,900,423	0.08%	$44,250	$13,625,382	0.32%	$2,305	$6,829,799	0.03%
Asset-based	17,088	1,699,064	1.01	4,473	1,746,888	0.26	(1,447)	950,602	(0.15)
Commercial real estate	62,208	13,397,036	0.46	20,471	11,299,259	0.18	4,483	5,324,853	0.08
Multi-family	3,447	7,072,507	0.05	1,298	6,025,702	0.02	—	1,114,977	—
Equipment financing	4,949	1,509,948	0.33	931	1,660,935	0.06	375	614,055	0.06
Warehouse lending	—	316,729	—	—	537,430	—	—	—	—
Residential	3,601	8,126,878	0.04	(1,377)	7,112,890	(0.02)	(1,149)	4,953,100	(0.02)
Home equity	(123)	1,560,707	(0.01)	(4,201)	1,663,198	(0.25)	(4,289)	1,681,921	(0.26)
Other consumer	3,385	54,277	6.24	1,443	79,428	1.82	3,551	115,565	3.07
Total	$108,086	$50,637,569	0.21%	$67,288	$43,751,112	0.15%	$3,829	$21,584,872	0.02%

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
At December 31, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Although regulatory agencies have not issued formal guidance mandating more stringent liquidity and capital requirements, the Company is anticipating a greater focus on the liquidity and capital adequacy of financial institutions in response to the high-profile bank failures that occurred in 2023, and has taken appropriate measures to mitigate the risk that such requirements, if implemented, may have on its business, financial positions, and results of operations.
Cash inflows are provided through a variety of sources, including principal and interest payments on loans and investments, unpledged securities that can be sold or utilized to secure funding, and new deposits. The Company is committed to maintaining a strong base of core deposits, which consist of demand, interest-bearing checking, savings, health savings, and money market accounts, to support growth in its loan portfolios. Management actively monitors the interest rate environment and makes adjustments to its deposit strategy in response to evolving market conditions, bank funding needs, and client relationship dynamics.
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
During the year ended December 31, 2023, the Bank paid $600.0 million in dividends to the Holding Company. At December 31, 2023, there was $788.7 million of retained earnings available for the payment of dividends by the Bank to the Holding Company. On January 24, 2024, the Bank was approved to pay the Holding Company $175.0 million in dividends for the first quarter of 2024.
There are certain restrictions on the Bank's payment of dividends to the Holding Company, which can be found within the section captioned "Supervision and Regulation" in Part I - Item 1. Business, and within Note 14: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
The quarterly cash dividend to common stockholders remained at $0.40 per common share throughout 2023. On January 24, 2024, it was announced that the Holding Company's Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share were declared, respectively. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Holding Company maintains a common stock repurchase program, which was approved by the Board of Directors, that authorizes management to purchase shares of its common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to certain conditions. During the year ended December 31, 2023, the Holding Company repurchased 2,667,149 shares under the repurchase program at a weighted-average price of $40.49 per share, totaling $108.0 million. At December 31, 2023, the Holding Company's remaining purchase authority was $293.4 million. In addition, the Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the year ended December 31, 2023, the Company repurchased 315,729 shares at a weighted-average price of $51.48 per share, totaling $16.3 million, for this purpose.
The IRA imposed a 1% excise tax on the value of net stock repurchased by certain publicly traded corporations, including the Company, after December 31, 2022. At December 31, 2023, the Company has recorded a $0.8 million liability for such excise tax owed, with an offset to Treasury stock on the Consolidated Balance Sheet.
Webster Bank Liquidity. The Bank's primary source of funding is its core deposits. Including time deposits, the Bank had a loan to total deposit ratio of 83.5% and 92.1% at December 31, 2023, and 2022, respectively.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At December 31, 2023, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.

Capital Requirements. The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and/or the the regulatory framework for prompt corrective action (applies to the Bank only), both the Holding Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by Basel III to ensure capital adequacy require the Holding Company and the Bank to maintain minimum ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Capital, as defined in the regulations. At December 31, 2023, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, capital ratios will phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2022, 2023, and 2024, the Company is allowed 75%, 50%, and 25%, respectively, of the regulatory capital benefit as of December 31, 2021, with full absorption occurring in 2025. At December 31, 2023, the regulatory capital benefit allowed from the delayed CECL adoption resulted in a 6, 6, and 4 basis point increase to the Holding Company's and the Bank's CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Tier 1 Leverage Capital, respectively, and a 1 basis point decrease to Total Risk-Based Capital. Both the Holding Company's and the Bank's regulatory ratios remain in excess of being well-capitalized, even without the regulatory capital benefit of the delayed CECL adoption impact.
Additional information regarding the required regulatory capital levels and ratios applicable to the Holding Company and the Bank can be found within Note 14: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Sources and Uses of Funds
Sources of Funds. Deposits are the primary source of cash flows for the Bank’s lending activities and general operational needs. Loan and securities repayments, proceeds from sales of loans and securities held for sale, and maturities also provide cash flows. While scheduled loan and securities repayments are a relatively stable source of funds, prepayments and other deposit inflows are influenced by economic conditions and prevailing interest rates, the timing of which are inherently uncertain. Additional sources of funds are provided by both short-term and long-term borrowings, and to a lesser extent, dividends received as part of the Bank's membership with the FHLB and FRB.
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
With the acquisition of interLINK during the first quarter of 2023, the Bank received $5.7 billion of money market deposits at December 31, 2023, which added a unique source of core deposit funding and scalable liquidity to the Company's already differentiated, omnichannel deposit gathering capabilities.
Total deposits were $60.8 billion and $54.0 billion at December 31, 2023, and 2022, respectively. The $6.8 billion increase was primarily due to the interLINK money market deposits, as well as time deposit and HSA deposit growth, partially offset by decreases in non-interest-bearing and savings deposits. Throughout 2023, customer preferences have shifted from checking and savings account products to certificates of deposit and money market products, which are currently more attractive in the higher interest rate environment.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Years ended December 31,
	2023		2022		2021
(In thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$11,596,949	—%	$12,912,894	—%	$6,897,464	—%
Interest-bearing:
Checking	8,845,284	1.48	8,842,792	0.34	3,929,941	0.04
Health savings accounts	8,249,332	0.15	7,826,576	0.08	7,390,702	0.08
Money market	15,769,533	3.61	10,797,645	0.66	3,526,373	0.11
Savings	7,259,640	0.78	8,625,691	0.16	5,387,529	0.02
Time deposits	6,531,610	3.87	2,838,502	0.60	2,105,809	0.35
Total interest-bearing	46,655,399	2.19	38,931,206	0.36	22,340,354	0.09
Total average deposits	$58,252,348	1.75%	$51,844,100	0.27%	$29,237,818	0.07%
Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion and affiliate deposits. At December 31, 2023, and 2022, total uninsured deposits as per regulatory reporting requirements and reported on Schedule RC-O of the Bank's Call Report were $21.0 billion and $22.5 billion, respectively.
The following table summarizes additional uninsured deposits information after certain exclusions:

(In thousands)	At December 31, 2023
Uninsured deposits, per regulatory reporting requirements	$20,956,950
Less: Affiliate deposits	(4,414,203)
Collateralized deposits	(2,737,575)
Uninsured deposits, after exclusions	$13,805,172

Immediately available liquidity (1)	$20,426,445
Uninsured deposits coverage	148.0%
(1)Reflects $12.5 billion and $6.6 billion of additional borrowing capacity from the FHLB and the FRB, respectively, and $1.3 billion of interest-bearing deposits held at the FRB.

Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 22.7% of total deposits at December 31, 2023. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer facing, and therefore are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Annual Report on Form 10-K, the Company's uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and collateralized deposits, is consistent with the percentage reported at December 31, 2023.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	At December 31, 2023
Portion of U.S. time deposits in excess of insurance limit	$463,387
Time deposits otherwise uninsured with a maturity of:
3 months or less	$172,427
Over 3 months through 6 months	178,642
Over 6 months through 12 months	105,791
Over 12 months	6,527
Additional information regarding period-end deposit balances and rates can be found within Note 10: Deposits in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Borrowings. The Bank's primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowed funds were $3.9 billion and $7.7 billion at December 31, 2023, and 2022, respectively, and represented 5.2% and 10.8% of total assets, respectively. The $3.8 billion decrease is primarily due to decreases of $3.1 billion and $0.8 billion in FHLB advances and federal funds purchased, respectively, partially offset by an increase of $0.1 billion in securities sold under agreements to repurchase.
The Bank had additional borrowing capacity from the FHLB of $12.5 billion and $4.3 billion at December 31, 2023, and 2022, respectively. The Bank also had additional borrowing capacity from the FRB of $6.6 billion and $1.2 billion at December 31, 2023, and 2022, respectively. Unencumbered investment securities of $1.2 billion at December 31, 2023, could have been used for collateral on borrowings or to increase borrowing capacity by either $0.8 billion with the FHLB or $1.0 billion with the FRB.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $0.4 billion and $0.3 billion at December 31, 2023, and 2022, respectively. The $0.1 billion increase is primarily due to short-term funding needs.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. Federal funds purchased totaled $0.1 billion and $0.9 billion at December 31, 2023, and 2022, respectively. The $0.8 billion decrease is primarily due to the additional liquidity generated from the interLINK deposit sweep program, which allowed for the Company to reduce its federal funds purchase volume in 2023.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $2.4 billion and $5.5 billion at December 31, 2023, and 2022, respectively. The $3.1 billion decrease is also primarily due to the additional liquidity generated from the interLINK deposit sweep program, which allowed for the Company to reduce its FHLB advances in 2023.
Long-term debt consists of senior fixed-rate notes maturing in 2024 and 2029, subordinated fixed-to-floating-rate notes maturing in 2029 and 2030, and floating-rate junior subordinated notes maturing in 2033. Long-term debt remained relatively flat on a comparative basis, totaling approximately $1.1 billion at both December 31, 2023, and 2022.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Years ended December 31,
	2023		2022		2021
(In thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$210,676	0.58%	$466,282	0.78%	$527,250	0.57%
Federal funds purchased	167,495	4.70	598,269	2.58	16,036	0.08
FHLB advances	4,275,394	5.21	1,965,577	2.98	108,216	1.58
Long-term debt	1,058,621	3.69	1,031,446	3.44	565,271	3.22
Total average borrowings	$5,712,186	4.74%	$4,061,574	2.78%	$1,216,773	1.84%
Additional information regarding period-end borrowings balances and rates can be found within Note 11: Borrowings in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of eleven district FHLBs, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for the Bank to maintain its membership and access to advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. The Bank held FHLB capital stock of $99.0 million and $221.4 million at December 31, 2023, and 2022, respectively. During the year ended December 31, 2023, the Bank received $15.6 million in dividends from the FHLB. The most recent FHLB quarterly cash dividend was paid on November 2, 2023, in an amount equal to an annual yield of 8.31%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. The Bank held FRB capital stock of $227.9 million and $224.5 million at December 31, 2023, and 2022, respectively. During the year ended December 31, 2023, the Bank received $9.2 million in dividends from the FRB. The most recent FRB semi-annual cash dividend was paid on December 29, 2023, in an amount equal to an annual yield of 4.30%.
Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at December 31, 2023. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company's current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Senior notes	$132,550	$—	$—	$—	$—	$300,000	$432,550
Subordinated notes	—	—	—	—	—	499,000	499,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	2,350,000	—	—	235	228	9,555	2,360,018
Securities sold under agreements to repurchase	358,387	—	—	—	—	—	358,387
Federal funds purchased	100,000	—	—	—	—	—	100,000
Time deposits	8,217,683	138,769	53,807	32,865	21,335	—	8,464,459
Operating lease liabilities	38,575	39,449	35,665	31,128	26,999	81,918	253,734
Contingent consideration	12,500	4,826	—	—	—	—	17,326
Royalty liabilities	9,482	1,560	—	—	—	—	11,042
Purchase obligations (2)	79,644	34,294	17,485	12,583	4,333	14,287	162,626
Total contractual obligations	$11,298,821	$218,898	$106,957	$76,811	$52,895	$982,080	$12,736,462
(1)Interest payments on borrowings have been excluded.
(2)Purchase obligations represent agreements to purchase goods or services of $1.0 million or more that are enforceable and legally binding and specify all significant terms.
In addition, in the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $12.6 billion at December 31, 2023, does not necessarily reflect future cash payments.
The Company also enters into commitments to invest in venture capital and private equity funds and tax credit structures to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $0.7 billion at December 31, 2023. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
Pension obligations are funded by the Company, as needed, to provide for participant benefit payments as it relates to the Company's frozen, non-contributory, qualified defined benefit pension plan. Decisions to contribute to the defined benefit pension plan are made based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. The Company was not required to contribute to the defined benefit pension plan in 2023, nor does it currently anticipate that it will be required to contribute in 2024. The Company's non-qualified supplemental executive retirement plans and other post-employment benefit plans are unfunded. Expected future net benefit payments related to the Company's defined benefit pension and other postretirement benefit plans include $14.0 million in less than one year, $28.7 million in one to three years, $29.4 million in three to five years, and $73.2 million after five years.

At December 31, 2023, the Company's Consolidated Balance Sheet reflects a liability for uncertain tax positions of $13.8 million and $3.8 million of accrued interest and penalties, respectively. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The final rule levies a special assessment to certain banks at a quarterly rate of 3.36 basis points based on their uninsured deposits balance reported as of December 31, 2022. The special assessment is to be collected for an anticipated total of eight quarterly assessment periods beginning with the first quarter of 2024, which has a payment date of June 28, 2024. Based on the final rule, the Company estimates that its special assessment charge is approximately $47.2 million. However, the FDIC retains the right to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment if actual losses exceed the amounts collected.
On February 23, 2024, the Company received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank is $20.4 billion, an increase of approximately $4.1 billion from the estimate of $16.3 billion described in the final rule. The FDIC plans to provide institutions subject to the special assessment with an updated estimate of each institution's quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, to be released in June 2024. The Company will continue to evaluate new information as it becomes available.
Additional information regarding credit-related financial instruments and the FDIC special assessment, alternative investments, defined benefit pension and other postretirement benefit plans, and income taxes can be found within Note 23: Commitments and Contingencies, Note 15: Variable Interest Entities, Note 19: Retirement Benefit Plans, and Note 9: Income Taxes, respectively, in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

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
At December 31, 2023, and 2022, the flat rate base scenario assumed a federal funds rate of 5.50% and 4.50%, respectively. The federal funds rate target range was 5.25-5.50% at December 31, 2023, and 4.25-4.50% at December 31, 2022. Since interest rates rose sharply throughout 2022, and continued to rise into the third quarter of 2023, management has incorporated the up and down 300 basis point rate scenarios back into its assessment of interest rate risk.
Equity at risk is defined as the change in the net economic value of financial assets and financial liabilities due to changes in interest rates compared to a base net economic value. Equity at risk analyzes sensitivity in the present value of cash flows over the expected life of existing financial assets, financial liabilities, and off-balance sheet financial instruments. It is a measure of the long-term interest rate risk to future earnings' streams embedded in the current balance sheet.
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
The equity at risk simulation process uses multiple interest rate paths generated by an arbitrage-free trinomial lattice term structure model. The base case rate scenario, against which all others are compared, currently uses the month-end SOFR/swap yield curve as a starting point to derive forward rates for future months. Using interest rate swap option volatilities as inputs, the model creates multiple rate paths for this scenario with forward rates as the mean. In shock scenarios, the starting yield curve is shocked up or down in a parallel fashion. Future rate paths are then constructed in a similar manner to the base case scenario.
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
In addition, certain derivative instruments are used by the Bank to manage the risk of loss associated with its mortgage banking activities. Generally, prior to closing and funds disbursement, an interest-rate lock commitment is extended to the borrower. During this time, the Bank is subject to the risk that market interest rates may change, which could impact pricing on loan sales. In an effort to mitigate this risk, the Bank establishes forward delivery sales commitments, thereby setting the sales price.
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
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company’s net interest income over a twelve-month period starting at December 31, 2023, and 2022, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
December 31, 2023	(7.2)%	(4.5)%	(2.0)%	1.7%	3.3%	5.4%
December 31, 2022	n/a	(6.9)%	(3.3)%	3.2%	6.5%	n/a
Asset sensitivity in terms of net interest income decreased at December 31, 2023, as compared to at December 31, 2022, primarily due to changes in the overall balance sheet composition, which included the addition of $5.7 billion in price-sensitive deposits from interLINK, an increase in interest paid on deposits, and the implementation of incremental asset sensitivity measures, such as hedges and the investment of fixed-rate debt securities to extend duration. Loans at floors were $0.3 billion and $0.4 billion at December 31, 2023, and 2022, respectively. While loans with floors, which are considered “in the money”, have the impact of reducing overall asset sensitivity, as interest rates continue to rise, these loans will move through their floors and reprice accordingly.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company's net interest income for the subsequent twelve-month period starting at December 31, 2023, and 2022:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2023	(1.8)%	(0.8)%	0.4%	0.7%	(2.3)%	(1.1)%	1.1%	2.2%
December 31, 2022	(4.2)%	(2.0)%	1.7%	3.3%	(2.4)%	(1.2)%	1.3%	2.6%
These non-parallel scenarios are modeled with the short end of the yield curve moving up or down 50 and 100 basis points, while the long end of the yield curve remains unchanged, and vice versa. The short end of the yield curve is defined as terms less than eighteen months, and the long end of the yield curve is defined as terms greater than eighteen months. The results reflect the annualized impact of immediate interest rate changes.
Sensitivity to the both the short end and long end of the yield curve for net interest income decreased at December 31, 2023, as compared to December 31, 2022, primarily due to changes in the overall balance sheet composition.

The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at December 31, 2023, and 2022:

	Book Value	Estimated Economic Value	Estimated Economic Value Change

(In thousands)			-100bp	+100bp
At December 31, 2023
Assets	$74,945,249	$70,356,779	$1,297,870	$(1,350,496)
Liabilities	66,255,253	61,722,480	1,960,088	(1,786,228)
Net	$8,689,996	$8,634,299	$(662,218)	$435,732
Net change as % base net economic value			(7.7)%	5.0%

At December 31, 2022
Assets	$71,277,521	$67,920,989	$1,161,794	$(1,247,083)
Liabilities	63,221,335	55,951,495	1,959,399	(1,716,697)
Net	$8,056,186	$11,969,494	$(797,605)	$469,614
Net change as % base net economic value			(6.7)%	3.9%
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
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At December 31, 2023, and 2022, the Company's duration gap was negative 1.1 years and negative
1.4 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than the duration of financial assets, and therefore, liabilities have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, the Company's net estimated economic value would generally be expected to increase when interest rates rise, as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise, and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company's interest rate risk position at December 31, 2023, represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of expected lifetime credit losses within the Company's loan and lease portfolios at the balance sheet date. The calculation of expected credit losses is determined using predictive methods and models that follow a
PD, LGD, EAD, or loss rate framework, and include consideration of past events, current conditions, macroeconomic variables (i.e., unemployment, gross domestic product, property values, and interest rate spreads), and reasonable and supportable economic forecasts that affect the collectability of the reported amounts. Changes to the ACL on loans and leases, and therefore, to the related provision for credit losses, can materially affect financial results.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for credit losses for certain commercial and consumer loans and leases evaluated on a collective basis
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2023 was $635.7 million, a portion of which related to the allowance for credit losses for certain commercial and consumer loans and leases evaluated on a collective basis (the Collective Allowance). The Collective Allowance includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases with similar risk characteristics. The Company’s collectively assessed loans and leases are segmented based on product type and credit quality and expected losses are determined using models that follow a probability of default (PD), loss given default (LGD), exposure at default (EAD), or loss rate framework. The expected credit losses are calculated as the product of the Company’s estimate of PD, LGD, and individual loan level EAD. The Company’s PD and LGD calculations use predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, loan-level risk attributes and credit quality indicators. The Company’s models incorporate a single economic forecast scenario and macroeconomic variables over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes each macroeconomic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. Reversion towards long-term expectations generally begins two to three years from the forecast start date and is complete within three to five years. Certain models use output reversion and revert to mean historical portfolio loss rates on a straight-line basis in the third year of the forecast. Other models incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the Company’s assets. A portion of the Collective Allowance is comprised of qualitative adjustments for risk characteristics that are not reflected or captured in the quantitative models but are likely to impact the measurement of expected credit losses.
We identified the assessment of the Collective Allowance as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the Collective Allowance methodology, including the methods and models used to estimate (1) the PD, LGD, EAD, and loss rate and their significant assumptions, including the single economic forecast scenario and macroeconomic variables and (2) qualitative adjustments and their significant assumptions not reflected in the PD, LGD, and loss rate models and EAD method. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and loss rate models and EAD method. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the Collective Allowance estimate, including controls over the:
•evaluation of the Collective Allowance methodology;
•continued use and appropriateness of changes made to certain PD, LGD, and loss rate models and EAD method;
•identification and determination of the significant assumptions used in the PD, LGD, and loss rate models and EAD method;
•performance monitoring of certain PD, LGD, and loss rate models and EAD method;
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
•evaluating judgments made by the Company relative to the assessment and performance testing of the PD, LGD, and loss rate models and EAD method by comparing them to relevant Company-specific metrics and trends and the applicable industry practices;
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
New York, New York
February 27, 2024

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2023	2022
Assets:
Cash and due from banks	$429,323	$264,118
Interest-bearing deposits	1,286,472	575,825
Investment securities available-for-sale, at fair value	8,959,729	7,892,697
Investment securities held-to-maturity, net of allowance for credit losses of $209 and $182	7,074,588	6,564,697
Federal Home Loan Bank and Federal Reserve Bank stock	326,882	445,900
Loans held for sale ($2,610 and $1,991 valued under fair value option)	6,541	1,991
Loans and leases	50,726,052	49,764,426
Allowance for credit losses on loan and leases	(635,737)	(594,741)
Loans and leases, net	50,090,315	49,169,685
Deferred tax assets, net	369,212	371,634
Premises and equipment, net	429,561	430,184
Goodwill	2,631,465	2,514,104
Other intangible assets, net	203,135	199,342
Cash surrender value of life insurance policies	1,247,938	1,229,169
Accrued interest receivable and other assets	1,890,088	1,618,175
Total assets	$74,945,249	$71,277,521
Liabilities and stockholders' equity:
Deposits:
Non-interest-bearing	$10,732,516	$12,974,975
Interest-bearing	50,051,768	41,079,365
Total deposits	60,784,284	54,054,340
Securities sold under agreements to repurchase and other borrowings	458,387	1,151,830
Federal Home Loan Bank advances	2,360,018	5,460,552
Long-term debt	1,048,820	1,073,128
Accrued expenses and other liabilities	1,603,744	1,481,485
Total liabilities	66,255,253	63,221,335
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares	1,828	1,828
Paid-in capital	6,179,753	6,173,240
Retained earnings	3,282,530	2,713,861
Treasury stock, at cost—10,756,089 and 8,770,472 shares	(507,523)	(431,762)
Accumulated other comprehensive (loss), net of tax	(550,571)	(684,960)
Total stockholders' equity	8,689,996	8,056,186
Total liabilities and stockholders' equity	$74,945,249	$71,277,521
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2023	2022	2021
Interest income:
Interest and fees on loans and leases	$3,071,378	$1,946,558	$762,713
Taxable interest on investment securities	396,681	269,233	155,902
Non-taxable interest on investment securities	54,207	50,442	20,884
Loans held for sale	734	78	246
Other interest and dividends	105,260	18,426	3,099
Total interest income	3,628,260	2,284,737	942,844
Interest expense:
Deposits	1,021,418	138,552	20,131
Securities sold under agreements to repurchase and other borrowings	9,102	19,059	3,040
Federal Home Loan Bank advances	222,537	58,557	1,708
Long-term debt	37,934	34,283	16,876
Total interest expense	1,290,991	250,451	41,755
Net interest income	2,337,269	2,034,286	901,089
Provision (benefit) for credit losses	150,747	280,619	(54,500)
Net interest income after provision (benefit) for credit losses	2,186,522	1,753,667	955,589
Non-interest income:
Deposit service fees	169,318	198,472	162,710
Loan and lease related fees	84,861	102,987	36,658
Wealth and investment services	28,999	40,277	39,586
Mortgage banking activities	1,240	705	6,219
Cash surrender value of life insurance policies	26,228	29,237	14,429
(Loss) on sale of investment securities	(33,620)	(6,751)	—
Other income	37,311	75,856	63,770
Total non-interest income	314,337	440,783	323,372
Non-interest expense:
Compensation and benefits	711,752	723,620	419,989
Occupancy	77,520	113,899	55,346
Technology and equipment	197,928	186,384	112,831
Intangible assets amortization	36,207	31,940	4,513
Marketing	18,622	16,438	12,051
Professional and outside services	107,497	117,530	47,235
Deposit insurance	98,081	26,574	15,794
Other expense	168,748	180,088	77,341
Total non-interest expense	1,416,355	1,396,473	745,100
Income before income taxes	1,084,504	797,977	533,861
Income tax expense	216,664	153,694	124,997
Net income	867,840	644,283	408,864
Preferred stock dividends	(16,650)	(15,919)	(7,875)
Net income available to common stockholders	$851,190	$628,364	$400,989

Earnings per common share:
Basic	$4.91	$3.72	$4.43
Diluted	4.91	3.72	4.42
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2023	2022	2021
Net income	$867,840	$644,283	$408,864
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale	113,710	(635,696)	(62,888)
Derivative instruments	6,005	(14,944)	(13,848)
Defined benefit pension and postretirement benefit plans	14,674	(11,740)	11,900
Other comprehensive income (loss), net of tax	134,389	(662,380)	(64,836)
Comprehensive income (loss)	$1,002,229	$(18,097)	$344,028
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders' Equity
Balance at December 31, 2020	$145,037	$937	$1,109,532	$2,077,522	$(140,659)	$42,256	$3,234,625
Net income	—	—	—	408,864	—	—	408,864
Other comprehensive (loss), net of tax	—	—	—	—	—	(64,836)	(64,836)
Common stock dividends and equivalents—$1.60 per share	—	—	—	(145,223)	—	—	(145,223)
Series F preferred stock dividends—$1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Stock-based compensation	—	—	4,235	—	9,427	—	13,662
Exercise of stock options	—	—	(5,173)		8,665	—	3,492
Common shares acquired from stock compensation plan activity	—	—	—	—	(4,384)	—	(4,384)
Balance at December 31, 2021	145,037	937	1,108,594	2,333,288	(126,951)	(22,580)	3,438,325
Net income	—	—	—	644,283	—	—	644,283
Other comprehensive (loss), net of tax	—	—	—	—	—	(662,380)	(662,380)
Common stock dividends and equivalents—$1.60 per share	—	—	—	(247,791)	—	—	(247,791)
Series F preferred stock dividends—$1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Series G preferred stock dividends—$65.00 per share	—	—	—	(8,044)	—	—	(8,044)
Issued in business combination	138,942	891	5,040,291	—	—	—	5,180,124
Common stock contribution to charitable foundation	—	—	(1,701)	—	12,201	—	10,500
Stock-based compensation	—	—	26,748	—	27,351	—	54,099
Exercise of stock options	—	—	(692)	—	1,395	—	703
Common shares acquired from stock compensation plan activity	—	—	—	—	(23,655)	—	(23,655)
Common stock repurchase program	—	—	—	—	(322,103)	—	(322,103)
Balance at December 31, 2022	283,979	1,828	6,173,240	2,713,861	(431,762)	(684,960)	8,056,186
Adoption of ASU No. 2022-02	—	—	—	(4,245)	—	—	(4,245)
Net income	—	—	—	867,840	—	—	867,840
Other comprehensive income, net of tax	—	—	—	—	—	134,389	134,389
Common stock dividends and equivalents—$1.60 per share	—	—	—	(278,276)	—	—	(278,276)
Series F preferred stock dividends—$1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Series G preferred stock dividends—$65.00 per share	—	—	—	(8,775)	—	—	(8,775)
Stock-based compensation	—	—	8,539	—	45,548	—	54,087
Exercise of stock options	—	—	(2,026)	—	3,749	—	1,723
Common shares acquired from stock compensation plan activity	—	—	—	—	(16,278)	—	(16,278)
Common stock repurchase program	—	—	—	—	(108,780)	—	(108,780)
Balance at December 31, 2023	$283,979	$1,828	$6,179,753	$3,282,530	$(507,523)	$(550,571)	$8,689,996
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2023	2022	2021
Operating Activities:
Net income	$867,840	$644,283	$408,864
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	150,747	280,619	(54,500)
Deferred income tax (benefit)	(53,634)	(69,664)	(4,998)
Stock-based compensation	54,087	54,099	13,662
Common stock contribution to charitable foundation	—	10,500	—
Depreciation and amortization of property and equipment and intangible assets	76,490	81,800	35,913
Net (accretion) and amortization of interest-earning assets and borrowings	(23,267)	(26,215)	133,069
Amortization of low-income housing tax credit investments	71,775	44,208	3,918
Amortization of mortgage servicing rights	1,063	870	5,593
Reduction of right-of-use lease assets	30,616	56,783	22,781
Net (gain) on sale, net of write-downs, of foreclosed properties and repossessed assets	(337)	(1,130)	(744)
Net loss (gain) on sale, net of write-downs, of property and equipment	4,020	8,293	(1,236)
Loss on sale of investment securities	33,620	6,751	—
Originations of loans held for sale	(13,319)	(33,107)	(235,066)
Proceeds from sale of loans held for sale	13,882	36,335	247,634
Net (gain) on mortgage banking activities	(1,126)	(580)	(5,912)
Net (gain) on sale of loans not originated for sale	(860)	(3,322)	(3,862)
(Increase) in cash surrender value of life insurance policies	(26,228)	(29,237)	(14,429)
(Gain) from life insurance policies	(3,566)	(6,311)	(4,402)
Net (increase) decrease in derivative contract assets and liabilities	(73,295)	536,820	173,506
Net (increase) in accrued interest receivable and other assets	(13,774)	(106,740)	(69,263)
Net (decrease) increase in accrued expenses and other liabilities	(116,085)	(149,103)	38,064
Net cash provided by operating activities	978,649	1,335,952	688,592
Investing Activities:
Purchases of available-for-sale securities	(2,372,249)	(1,099,810)	(1,957,562)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	591,207	754,545	935,621
Proceeds from sale of available-for-sale securities	789,603	172,947	—
Purchases of held-to-maturity securities	(891,761)	(1,150,023)	(1,968,133)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	390,073	750,752	1,288,140
Net decrease (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	119,018	(223,562)	5,758
Alternative investments (capital calls), net of distributions	(27,430)	(24,887)	(11,361)
Net (increase) in loans	(1,653,257)	(7,501,545)	(773,443)
Proceeds from sale of loans not originated for sale	625,968	679,693	82,187
Proceeds from sale of foreclosed properties and repossessed assets	4,033	2,568	1,998
Proceeds from sale of property and equipment	6,894	300	3,221
Additions to property and equipment	(40,303)	(28,762)	(16,589)
Proceeds from life insurance policies	20,098	21,893	5,074
Net cash paid for acquisition of interLINK	(157,646)	—	—
Net cash paid for acquisition of Bend	—	(54,407)	—
Net cash received in merger with Sterling	—	513,960	—
Net cash (used for) investing activities	(2,595,752)	(7,186,338)	(2,405,089)
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2023	2022	2021
Financing Activities:
Net increase in deposits	6,721,028	936,001	2,511,163
Net (decrease) increase in Federal Home Loan Bank advances	(3,100,534)	5,449,555	(122,167)
Proceeds from extinguishment of borrowings	—	2,548	—
Net increase (decrease) in securities sold under agreements to repurchase and other borrowings	(693,443)	447,202	(320,459)
Repayment of long-term debt	(16,752)	—	—
Dividends paid to common stockholders	(278,155)	(247,767)	(144,807)
Dividends paid to preferred stockholders	(16,650)	(13,725)	(7,875)
Exercise of stock options	1,723	703	3,492
Common stock repurchase program	(107,984)	(322,103)	—
Common shares acquired related to stock compensation plan activity	(16,278)	(23,655)	(4,384)
Net cash provided by financing activities	2,492,955	6,228,759	1,914,963
Net increase in cash and cash equivalents	875,852	378,373	198,466
Cash and cash equivalents, beginning of period	839,943	461,570	263,104
Cash and cash equivalents, end of period	$1,715,795	$839,943	$461,570

Supplemental disclosure of cash flow information:
Interest paid	$1,248,620	$240,851	$42,151
Income taxes paid	268,598	193,544	112,587
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$10,485	$774	$1,757
Transfer of returned finance lease equipment to assets held for sale	5,139	—	—
Transfer of loans to loans held for sale	629,172	652,855	78,316
Deposits assumed	—	313	—
Merger with Sterling: (1)
Tangible assets acquired	17,607	26,922,010	—
Goodwill and other intangible assets	(25,561)	2,149,865	—
Liabilities assumed	(7,954)	24,405,711	—
Common stock issued	—	5,041,182	—
Preferred stock exchanged	—	138,942	—
Acquisition of Bend: (1)
Tangible assets acquired	294	15,731	—
Goodwill and other intangible assets	(294)	38,966	—
Liabilities assumed	—	290	—
Acquisition of interLINK:
Tangible assets acquired	6,417	—	—
Goodwill and other intangible assets	183,216	—	—
Liabilities assumed	15,948	—	—
Contingent consideration	16,039	—	—
(1)The non-cash merger and acquisition activities presented for 2023 reflect adjustments recorded within the one-year measurement period, which were identified as a result of extended information gathering and new information that arose from integration activities during the first quarter of 2023. Additional information regarding these amounts can be found within Note 2: Mergers and Acquisitions and Note 8: Goodwill and Other Intangible Assets.
See accompanying Notes to Consolidated Financial Statements.

Note 1: Summary of Significant Accounting Policies
Nature of Operations
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. Webster Bank, and its HSA Bank Division, is a leading commercial bank in the Northeast that provides a wide range of digital and traditional financial solutions across three differentiated lines of business: Commercial Banking, HSA Bank, and Consumer Banking. While its core footprint spans the northeastern U.S. from New York to Massachusetts, certain businesses operate in extended geographies. HSA Bank is one of the largest providers of employee benefits solutions in the U.S.
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
Business Combinations
Business combinations are accounted for under the acquisition method, in which the identifiable assets acquired and liabilities assumed are generally measured and recognized at fair value as of the acquisition date, with the excess of the purchase price over the fair value of the net assets acquired recognized as goodwill. Items such as acquired ROU lease assets and operating lease liabilities as lessee, employee benefit plans, and income-tax related balances are recognized in accordance with other applicable GAAP, which may result in measurements that differ from fair value. After the adoption of ASU No. 2021-08—Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, contract assets and contract liabilities from contracts with customers discussed below, may result in measurements that differ from fair value as well.
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

Cash and Cash Equivalents
Cash and cash equivalents is comprised of cash and due from banks and interest-bearing deposits. Cash equivalents have an original maturity of three months or less.
Cash and due from banks includes cash on hand, certain deposits at the FRB, and cash due from banks. Restricted cash related to Federal Reserve System requirements and cash collateral received on derivative positions are also included in Cash and due from banks.
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
Debt securities classified as available-for-sale are recorded at fair value with unrealized gains and losses recorded as a component of (AOCL). If a debt security is transferred from available-for-sale to held-to-maturity, it is recorded at fair value at the time of transfer and any respective gain or loss would be recorded as a separate component of (AOCL) and amortized as an adjustment to interest income over the remaining life of the security. Debt securities classified as available-for-sale are reviewed for credit losses when the fair value of a security falls below the amortized cost basis and the decline is evaluated to determine if any portion is attributable to credit loss. The decline in fair value attributable to credit loss is recorded directly to earnings, with a corresponding allowance for credit loss, limited to the amount that fair value is less than the amortized cost. If the credit quality subsequently improves, previously recorded allowance amounts may be reversed. An available-for-sale debt security will be placed on non-accrual status if collection of principal and interest in accordance with contractual terms is doubtful. When the Company intends to sell an impaired available-for-sale debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis, the entire fair value adjustment will immediately be recognized in earnings through non-interest income. The gain or loss on sale is calculated using the carrying value plus any related (AOCL) balance associated with the securities sold.
Debt securities classified as held-to-maturity are those in which the Company has the ability and intent to hold to maturity. Debt securities classified as held-to-maturity are recorded at amortized cost net of unamortized premiums and discounts. Discount accretion income and premium amortization expense are recognized as interest income using the effective interest method, with consideration given to prepayment assumptions on mortgage-backed securities. Premiums are amortized to the earliest call date for debt securities purchased at a premium, with explicit, non-contingent call features and are callable at a fixed price and preset date. Debt securities classified as held-to-maturity are reviewed for credit losses under the CECL model with an allowance recorded on the balance sheet for expected lifetime credit losses. The ACL is calculated on a pooled basis using statistical models which include forecasted scenarios of future economic conditions. Forecasts revert to long-run loss rates implicitly through the economic scenario, generally over three years. If the risk for a particular security no longer matches the collective assessment pool, it is removed and individually assessed for credit deterioration. The non-accrual policy for held-to-maturity debt securities is the same as for available-for-sale debt securities.
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
Loans and Leases
Loans and leases are stated at the principal amount outstanding, net of amounts charged-off, unamortized premiums and discounts, and deferred loan and lease fees or costs, which are recognized as yield adjustments in interest income using the effective interest method. These yield adjustments are amortized over the contractual life of the related loans and leases and are adjusted for prepayments, as applicable. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Amounts of cash receipts and cash payments for loans and leases are presented net within Investing activities on the Consolidated Statements of Cash Flows.
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
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on product type and credit quality, and expected losses are determined using a PD, LGD, EAD, or loss rate framework. For portfolios using the PD, LGD, and EAD framework, expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. The Company’s PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, loan-level risk attributes, and credit quality indicators. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of a similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses, the loan's amortization schedule, and prepayment rates. Under the loss rate framework, expected credit losses are estimated using a loss rate that is multiplied by the amortized cost of the asset at the balance sheet date. For each loan segment identified, management applies an expected historical loss trend based on third-party loss estimates, and correlates them to observed economic metrics, and reasonable and supportable forecasts of economic conditions.
The Company’s models incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast period assumes that each macroeconomic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. Reversion towards long-term expectations generally begins two to three years from the forecast start date and is complete within three to five years. Certain models use output reversion and revert to mean historical loss rates on a straight-line basis in the third year of the forecast. Other models incorporate a reasonable and supportable forecast of various macroeconomic variables over the remaining life of the Company's assets. Historical loss rates are based on approximately 10 years of recently available data and are updated annually.

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
Individually Assessed Loans and Leases. When loans and leases no longer match the risk characteristics of the collectively assessed pool, they are removed from the collectively assessed population and individually assessed for credit losses. Generally, all non-accrual loans and loans with a charge-off are individually assessed.
Individual assessment for commercial loans that are considered to be collateral dependent is based on the fair value of the collateral less estimated cost to sell, the present value of the expected cash flows from the operation of the collateral, or a scenario weighted approach of both of these methods. If a loan is not collateral dependent, the individual assessment is based on a discounted cash flow approach. For collateral dependent commercial loans and leases, the Company's process requires the Company to determine the fair value of the collateral by obtaining a third-party appraisal or asset valuation, an interim valuation analysis, blue book reference, or other internal methods. Fair value of the collateral for commercial loans is reevaluated quarterly. Whenever the Company has a third-party real estate appraisal performed by independent licensed appraisers, a licensed in-house appraisal officer or qualified individual reviews these appraisals for compliance with the Financial Institutions Reform Recovery and Enforcement Act and the Uniform Standards of Professional Appraisal Practice.
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

PCD Loans and Leases
PCD loans and leases are defined as those that have experienced a more-than-insignificant deterioration in credit quality since origination. The Company considers a variety of factors to evaluate and identify whether acquired loans are PCD, including but not limited to, nonaccrual status, delinquency, whether the borrower is experiencing financial difficulty, partial charge-offs, decreases in FICO scores, risk rating downgrades, and other factors. Upon acquisition, expected credit losses are added to the fair value of individual PCD loans and leases to determine the amortized cost basis. After initial recognition, any changes to the estimate of expected credit losses, favorable or unfavorable, are recorded as a provision for credit loss during the period of change.
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
Troubled Debt Restructurings
Prior to the adoption of ASU No. 2022-02—Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, a modified loan was considered a TDR when the following two conditions were met: (i) the borrower was experiencing financial difficulty, and (ii) the modification constituted a concession (i.e., the modified terms of the loan were more attractive to the borrower than standard market terms). The Company's most common types of TDRs included covenant modifications and forbearance.
The Company’s policy was to place consumer loan TDRs, except those that were performing prior to TDR classification, on non-accrual status for a minimum period of six months. Commercial loan TDRs were evaluated on a case-by-case basis when determining whether or not to place them on non-accrual status. Loans qualified for return-to-accrual status when the borrower had demonstrated performance with the restructured terms of the loan agreement for a minimum period of six months. TDRs were also to be reported as such for the remaining life of the loan and individually assessed for expected credit losses under the Company’s ACL methodology.
Upon adoption of ASU No. 2022-02 on January 1, 2023, the existing measurement and disclosure requirements for TDRs by creditors were eliminated and disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty were enhanced. Additional information regarding modifications to borrowers experiencing financial difficulty can be found under the section captioned “Accounting Standards Adopted During the Current Year” and within Note 4: Loans and Leases.
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
Operating Leases
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
Share-Based Compensation
The Company maintains a stock compensation plan that provides for the grant of stock options, stock appreciation rights, restricted stock, performance-based stock, and stock units to employees and directors. Share awards are issued from available treasury shares. Stock compensation expense is recognized over the required service vesting period for each award based on the grant date fair value, and is included within Compensation and benefits expense on the accompanying Consolidated Statements of Income. For time-based restricted stock awards and average return on equity performance-based restricted stock awards, fair value is measured using the closing price of Webster common stock at the grant date. For total stockholder return performance-based restricted stock awards, fair value is measured using the Monte Carlo simulation model. Performance-based restricted stock awards ultimately vest in a range from 0% to 150% of the target number of shares under the grant. Compensation expense may be subject to adjustment based on management's assessment of the Company's average return on equity performance relative to the target number of shares condition. Stock option awards use the Black-Scholes Option-Pricing Model to measure fair value at the grant date. Excess tax benefits or tax deficiencies result when tax return deductions differ from recognized compensation cost determined using the grant-date fair value approach for financial statement purposes. Dividends are paid on time-based shares upon grant and are non-forfeitable, while dividends are accrued on performance-based awards and are paid with the vested shares when the performance target is met. Additional information regarding share-based compensation can be found within Note 20: Share-Based Plans.

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
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during the period, except those resulting from transactions with stockholders. Comprehensive income (loss) comprises net income and the after-tax effect changes in the following items: net unrealized gain (loss) on available-for-sale securities, net unrealized gain (loss) on derivative instruments, and net actuarial gain (loss) related to defined benefit pension and other postretirement benefit plans. Comprehensive income (loss) is reported on the accompanying Consolidated Statements of Stockholders' Equity and the accompanying Consolidated Statements of Comprehensive Income. Additional information regarding comprehensive income (loss) can be found within Note 13: Accumulated Other Comprehensive (Loss) Income, Net of Tax.
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
Derivatives Designated in Hedge Relationships. The Company uses derivatives to hedge exposures or to modify interest rate characteristics for certain balance sheet accounts under its interest rate risk management strategy. The Company designates derivatives in qualifying hedge relationships either as fair value or cash flow hedges for accounting purposes. Derivative financial instruments receive hedge accounting treatment if they are qualified and are properly designated as a hedge, and remain highly effective in offsetting changes in the fair value or cash flows attributable to the risk being hedged, both at hedge inception and on an ongoing basis throughout the life of the hedge. Quarterly prospective and retrospective assessments are performed to ensure hedging relationships continue to be highly effective. If a hedge relationship is no longer highly effective, hedge accounting would be discontinued.
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
Offsetting Assets and Liabilities. Derivative assets and derivative liabilities with the same counterparty are presented on a net basis in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets when master netting agreements are in place. Cash collateral paid or received for non-exchange cleared transactions are presented net with the associated derivative assets and derivative liabilities. Securities collateral is not offset. Amounts paid to dealers for initial margin are also included in Accrued interest receivable and other assets. Additional information regarding derivatives can be found within Note 17: Derivative Financial Instruments.
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
Employee Retirement Benefit Plans
The Company sponsors defined contribution postretirement benefit plans that are established under Section 401(k) of the Internal Revenue Code. Expenses to maintain the plans, as well as employer contributions, are charged to Compensation and benefits expense on the accompanying Consolidated Statements of Income.
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
Pension contributions are funded in accordance with the requirements of the Employee Retirement Income Security Act. Net periodic benefit cost (income), which is based upon actuarial computations of current and future benefits for eligible employees, are charged to Other expense on the accompanying Consolidated Statements of Income. The funded status of the plans is recorded as an asset when over-funded or a liability when under-funded. Additional information regarding the defined benefit pension and postretirement benefit plans can be found within Note 19: Retirement Benefit Plans.
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
The Company adopted the Update on January 1, 2023. The Company elected the option to apply the modified retrospective transition method related to the recognition and measurement of TDRs, which resulted in a $5.9 million increase to the Allowance for credit losses on loans and leases and a $1.6 million increase to DTAs, net, with a corresponding $4.3 million cumulative-effect adjustment to retained earnings as of the adoption date. The enhanced disclosure requirements provided for by the Update were adopted on a prospective basis. Reporting periods prior to the adoption of the Update are accounted for and presented in accordance with the applicable GAAP.

Additional information regarding modifications granted to borrowers experiencing financial difficulty can be found within
Note 4: Loans and Leases.
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
Relevant Accounting Standards Issued But Not Yet Adopted
ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, to provide more transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. Specifically, the amendments in this Update require disclosure of: (i) a tabular reconciliation, using both percentages and reporting currency amounts, with prescribed categories that are required to be disclosed, and the separate disclosure and disaggregation of prescribed reconciling items with an effect equal to 5% or more of the amount determined by multiplying pretax income from continuing operations by the application statutory rate; (ii) a qualitative description of the states and local jurisdictions that make up the majority (greater than 50%) of the effect of the state and local income taxes; and (iii) amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions that comprise 5% or more of total income taxes paid, net of refunds received. The amendments in this Update also include certain other amendments to improve the effectiveness of income tax disclosures.
The Update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating this guidance to determine the impact on its income tax disclosures.
ASU No. 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Specifically, the amendments in this Update require disclosure of: (i) significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss; (ii) an amount for other segment items by reportable segment and a description of its composition; and (iii) the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses each reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources.
In addition, all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280, will be required in interim periods. Overall, the Update does not change how a public entity identifies its operating segments, aggregates those operating segments, or determines its reportable segments, or applies the quantitative thresholds to determine its reportable segments.

The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements, in which, upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating this guidance to determine the impact on its segment reporting disclosures.
ASU No. 2023-02—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issue Task Force)
In March 2023, the FASB issued ASU No. 2023-02—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force), which permits reporting entities to elect to account for their tax equity investments, regardless of the program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method in accordance with paragraph 323-740-25-4 on a tax-credit-program by tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments.
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
The Company will adopt the Update on January 1, 2024. The adoption of this guidance will not have a material impact on the Company's Consolidated Financial Statements and disclosures as its investments in tax credit structures are currently limited to LIHTC investments, which are already being accounted for using the proportional amortization method.
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
The Company will adopt the Update on January 1, 2024. The adoption of this guidance will not have a material impact on the Company's Consolidated Financial Statements and disclosures as its operating lease arrangements in which it is lessee are currently not between entities under common control.

ASU No. 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restriction
In June 2022, the FASB issued ASU No. 2022-03—Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction, and requires the following disclosures for equity securities subject to contractual sale restrictions: (i) the fair value of equity securities subject to contractual sale restrictions reflected on the balance sheet; (ii) the nature and remaining duration of the restriction(s); and (iii) the circumstances that could cause a lapse in the restriction(s).
The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. For all entities except investment companies, the amendments should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption.
The Company will adopt the Update on January 1, 2024. The adoption of this guidance will not have a material impact on the Company's Consolidated Financial Statements and disclosures. The Company does not currently consider contractual restrictions on the sale of an equity security in measuring fair value.

Note 2: Mergers and Acquisitions
Merger with Sterling
On January 31, 2022, the Company completed its merger with Sterling pursuant to an Agreement and Plan of Merger dated as of April 18, 2021. Pursuant to the merger agreement, Sterling Bancorp merged with and into the Holding Company, with the Holding Company continuing as the surviving corporation. Following the merger, on February 1, 2022, Sterling National Bank, a wholly-owned subsidiary of Sterling Bancorp, merged with and into the Bank, with the Bank continuing as the surviving bank. Sterling was a full-service regional bank headquartered in Pearl River, New York, that primarily served the Greater New York metropolitan area. The merger expanded the Company's geographic footprint and combined two complementary organizations to create one of the largest commercial banks in the northeastern U.S.
Pursuant to the merger agreement, each share of Sterling common stock issued and outstanding immediately prior to the merger, other than certain shares held by the Company and Sterling, was converted into the right to receive a fixed 0.4630 share of Webster common stock. Furthermore, certain equity awards granted under Sterling's equity compensation plans were converted into a corresponding award with respect to Webster common stock, generally subject to the same terms and conditions, with the number of shares underlying such awards adjusted based on the 0.4630 fixed exchange ratio. Cash was also paid to Sterling common stockholders in lieu of fractional shares, as applicable.
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
(1)The fair value of the replacement equity awards issued by the Company and included in the consideration transferred pertains to services performed prior to the merger effective date. The fair value attributed to services performed after the merger effective date is being recognized over the required service vesting period for each award and recorded as Compensation and benefits expense on the accompanying Consolidated Statements of Income. During the years ended December 31, 2023, and 2022, the Company recognized an increase of $22.8 million and $18.8 million in stock compensation expense related to the replacement equity awards.
The merger was accounted for as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values as of the merger effective date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and are subject to change. Fair value estimates of the assets acquired and liabilities assumed were subject to adjustment during the one-year measurement period following the closing date of the merger if new information was obtained about facts and circumstances that existed as of the merger effective date that, if known, would have affected the measurement of the amounts recognized as of that date.
Measurement period adjustments pertaining to other assets and other liabilities and their deferred tax impact were made during the first quarter of 2023, totaling a net $25.6 million. The Company's valuations of the assets acquired and liabilities assumed in the merger with Sterling were considered final as of March 31, 2023.

The following table summarizes the final allocation of the purchase price to the fair value of the identifiable assets acquired and liabilities assumed from Sterling:

(In thousands)	Unpaid Principal Balance	Fair Value
Purchase price consideration		$5,180,300
Assets:
Cash and due from banks		510,929
Interest-bearing deposits		3,207
Investment securities available-for-sale		4,429,948
Federal Home Loan Bank and Federal Reserve Bank Stock		150,502
Loans held for sale		23,517
Loans and leases:
Commercial non-mortgage	$5,570,782	5,527,657
Asset-based	694,137	683,958
Commercial real estate	6,790,600	6,656,405
Multi-family	4,303,381	4,255,906
Equipment financing	1,350,579	1,314,311
Warehouse lending	647,767	643,754
Residential	1,313,785	1,281,637
Home equity	132,758	122,553
Other consumer	12,559	12,525
Total loans and leases	$20,816,348	20,498,706
Deferred tax assets, net		(59,716)
Premises and equipment (1)		264,421
Other intangible assets		210,100
Bank-owned life insurance policies		645,510
Accrued interest receivable and other assets		986,729
Total assets acquired		$27,663,853
Liabilities:
Non-interest-bearing deposits		$6,620,248
Interest-bearing deposits		16,643,755
Securities sold under agreements to repurchase and other borrowings		27,184
Long-term debt		516,881
Accrued expenses and other liabilities (1)		589,689
Total liabilities assumed		$24,397,757
Net assets acquired		3,266,096
Goodwill		$1,914,204
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
Investment securities available-for-sale. The fair values for investment securities available-for-sale were based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs, including quoted market prices for similar instruments. Investment securities held-to-maturity were classified as investment securities available-for-sale based on the Company's intent at closing.
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
Long-term debt. The fair values of long-term debt instruments were estimated based on quoted market prices for the instrument, if available, or for similar instruments, if not available, or by using a discounted cash flow methodology based on current incremental borrowing rates for similar types of instruments.
PCD Loans and Leases
Purchased loans and leases that have experienced more-than-insignificant deterioration in credit quality since origination are considered PCD. For PCD loans and leases, the initial estimate of expected credit losses was recognized as an adjustment to the unpaid principal balance and non-credit discount at acquisition. Subsequent to the merger effective date, the Company recorded an ACL for non-PCD loans and leases of $175.1 million through an increase to the Provision for credit losses. There was no carryover of Sterling's previously recorded ACL on loans and leases.
The following table reconciles the unpaid principal balance to the fair value of PCD loans and leases by portfolio segment:

(In thousands)	Commercial	Consumer	Total
Unpaid principal balance	$3,394,963	$541,471	$3,936,434
ACL at acquisition	(115,464)	(20,852)	(136,316)
Non-credit (discount)	(40,947)	(2,784)	(43,731)
Fair value	$3,238,552	$517,835	$3,756,387

Supplemental Pro Forma Financial Information (Unaudited)
The following table summarizes supplemental pro forma financial information giving effect to the merger as if it had been completed on January 1, 2021:

	Years ended December 31,
(In thousands)	2022	2021
Net interest income	$1,961,005	$1,802,862
Non-interest income	440,783	487,301
Net income	869,639	574,927
The supplemental pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company merged with Sterling on January 1, 2021. The supplemental pro forma financial information includes the impact of (i) accreting and amortizing the discounts and premiums associated with the estimated fair value adjustments to acquired loans and leases, investment securities, deposits, and long-term debt, (ii) the amortization of recognized intangible assets, (iii) the elimination of Sterling's historical accretion and amortization of discounts and premiums and deferred origination fees and costs on loans and leases, (iv) the elimination of Sterling's historical accretion and amortization of discounts and premiums on investment securities, and (v) the related estimated income tax effects. Cost savings and other business synergies related to the merger are not included in the supplemental pro forma financial information.
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
(3)Comprised primarily of technology contract termination costs.
(4)Comprised primarily of advisory, legal, accounting, and other professional fees.
(5)Comprised primarily of disposals on property and equipment, contract termination costs, and other miscellaneous expenses.
The Company's operating results for the years ended December 31, 2023, and 2022, include the operating results of acquired assets and assumed liabilities of Sterling subsequent to the merger on January 31, 2022. Due to the various conversions of Sterling systems during the years ended December 31, 2023, and 2022, as well as other streamlining and integration of operating activities into those of the Company, historical reporting for the former Sterling operations after January 31, 2022, is impracticable, and thus disclosures of Sterling's revenue and earnings since the merger effective date that are included in the accompanying Consolidated Statements of Income for the reporting period is impracticable.
Bend Acquisition
On February 18, 2022, the Company acquired 100% of the equity interests of Bend, a cloud-based platform solution provider for HSAs, in exchange for cash of $55.3 million. The acquisition accelerated the Company's efforts underway to deliver enhanced user experiences at HSA Bank. The transaction was accounted for as a business combination, and resulted in the addition of $19.6 million in net assets, which primarily comprised $15.9 million of internal use software and a $3.0 million customer relationship intangible asset. The Company's valuations of the assets acquired and liabilities assumed in the Bend acquisition were considered final as of March 31, 2023.
Inland Bank and Trust HSA Portfolio Acquisition
On November 7, 2022, the Company acquired a portfolio of HSAs from Inland Bank and Trust. The transaction was accounted for as an asset acquisition, and the Company received $15.6 million in both cash and deposits on the acquisition date. The Company also paid a 2.00% deposit premium based on the final settlement of deposits, which resulted in the recognition of a $0.3 million core deposit intangible asset. The accounts and associated deposits obtained from this transaction provided stable funding for future loan growth and increased the Company's revenues.

interLINK Acquisition
On January 11, 2023, the Company acquired 100% ownership of interLINK from StoneCastle Partners LLC. interLINK is a technology-enabled deposit management platform that administers over $9 billion of deposits from FDIC-insured cash sweep programs between banks and broker/dealers and clearing firms. The acquisition provided the Company with access to a unique source of core deposit funding and scalable liquidity and added another technology-enabled channel to its already differentiated, omnichannel deposit gathering capabilities.
The total purchase price of the acquisition was $174.6 million, which included cash paid of $158.6 million and $16.0 million of contingent consideration measured at fair value. The contingent consideration is payable in cash upon the achievement of discrete customer and deposit growth events within three years of the acquisition date. Additional information regarding the determination of fair value for contingent consideration liabilities can be found within Note 18: Fair Value Measurements.
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
Exit Activities
The following table summarizes the change in Accrued expenses and other liabilities as it relates to severance and contract termination costs, which were primarily incurred in connection with the Sterling merger:

	Years ended December 31,
	2023			2022
(In thousands)	Severance	Contract Termination (1)	Total	Severance (2)	Contract Termination	Total
Balance, beginning of period	$7,583	$30,362	$37,945	$10,835	$—	$10,835
Additions charged to expense	18,069	14,000	32,069	36,092	34,152	70,244
Cash payments	(14,247)	(30,551)	(44,798)	(35,014)	(3,790)	(38,804)
Other	(1,300)	(6,587)	(7,887)	(4,330)	—	(4,330)
Balance, end of period	$10,105	$7,224	$17,329	$7,583	$30,362	$37,945
(1)Other contract termination includes (i) a reduction of $4.8 million to a previously recorded technology-related contract termination charge recorded in Technology and equipment expense due to a change in the expected use of certain services after core conversion in 2023, and (ii) a reduction of $1.7 million to a previously recorded contract termination charge recorded in Other expense due to a decrease in volume usage in 2023.
(2)Other severance reflects the release of $4.1 million from the Company's severance accrual in 2022, as the Company re-evaluated its strategic priorities as a combined organization in connection with the Sterling merger, which resulted in modifications to the Company's strategic initiatives that were announced in December 2020.

Note 3: Investment Securities
Available-for-Sale
The following table summarizes the amortized cost and fair value of available-for-sale securities by major type:

	At December 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Government agency debentures	$302,212	$—	$(37,579)	$264,633
Municipal bonds and notes	1,626,126	8	(52,901)	1,573,233
Agency CMO	52,994	—	(4,053)	48,941
Agency MBS	3,568,140	32,461	(253,503)	3,347,098
Agency CMBS	2,569,438	18,204	(299,571)	2,288,071
CMBS	788,478	—	(24,729)	763,749
Corporate debt	704,569	—	(82,414)	622,155
Private label MBS	46,635	—	(3,827)	42,808
Other	9,830	—	(789)	9,041
Total available-for-sale	$9,668,422	$50,673	$(759,366)	$8,959,729

	At December 31, 2022
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury notes	$755,968	$—	$(38,928)	$717,040
Government agency debentures	302,018	—	(43,644)	258,374
Municipal bonds and notes	1,719,110	5	(85,913)	1,633,202
Agency CMO	64,984	—	(5,019)	59,965
Agency MBS	2,461,337	26	(303,339)	2,158,024
Agency CMBS	1,664,600	—	(258,114)	1,406,486
CMBS	929,588	—	(32,948)	896,640
CLO	2,108	—	(1)	2,107
Corporate debt	795,999	—	(91,587)	704,412
Private label MBS	48,895	—	(4,646)	44,249
Other	12,548	—	(350)	12,198
Total available-for-sale	$8,757,155	$31	$(864,489)	$7,892,697
(1)Accrued interest receivable on available-for-sale securities of $42.5 million and $36.9 million at December 31, 2023, and 2022, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	At December 31, 2023
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$264,633	$(37,579)	19	$264,633	$(37,579)
Municipal bonds and notes	18,066	(124)	1,536,656	(52,777)	386	1,554,722	(52,901)
Agency CMO	—	—	48,941	(4,053)	36	48,941	(4,053)
Agency MBS	71,187	(272)	1,945,221	(253,231)	457	2,016,408	(253,503)
Agency CMBS	430,070	(16,137)	1,314,681	(283,434)	145	1,744,751	(299,571)
CMBS	43,844	(856)	719,905	(23,873)	42	763,749	(24,729)
Corporate debt	4,278	(27)	617,877	(82,387)	91	622,155	(82,414)
Private label MBS	—	—	42,808	(3,827)	3	42,808	(3,827)
Other	—	—	9,041	(789)	2	9,041	(789)
Total	$567,445	$(17,416)	$6,499,763	$(741,950)	1,181	$7,067,208	$(759,366)

	At December 31, 2022
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
U.S. Treasury notes	$337,563	$(19,167)	$379,477	$(19,761)	23	$717,040	$(38,928)
Government agency debentures	258,374	(43,644)	—	—	19	258,374	(43,644)
Municipal bonds and notes	1,616,771	(85,913)	—	—	444	1,616,771	(85,913)
Agency CMO	55,693	(4,640)	4,272	(379)	39	59,965	(5,019)
Agency MBS	1,641,544	(206,412)	515,206	(96,927)	460	2,156,750	(303,339)
Agency CMBS	485,333	(68,674)	921,153	(189,440)	132	1,406,486	(258,114)
CMBS	273,150	(8,982)	598,490	(23,966)	52	871,640	(32,948)
CLO	—	—	2,107	(1)	1	2,107	(1)
Corporate debt	692,990	(89,692)	8,421	(1,895)	105	701,411	(91,587)
Private label MBS	44,249	(4,646)	—	—	3	44,249	(4,646)
Other	12,198	(350)	—	—	4	12,198	(350)
Total	$5,417,865	$(532,120)	$2,429,126	$(332,369)	1,282	$7,846,991	$(864,489)
The $105.1 million decrease in gross unrealized losses from December 31, 2022, to December 31, 2023, is primarily due to lower long-term market rates. The Company assesses each available-for-sale security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis is a result from a credit loss or other factors. At both December 31, 2023, and 2022, no ACL was recorded on available-for-sale securities as each of the securities in the Company's portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.
As of December 31, 2023, based on current market conditions and the Company's targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities with unrealized loss positions through the anticipated recovery period. The issuers of these available-for-sale securities have not, to the Company’s knowledge, established any cause for default. Market prices are expected to approach par as the securities approach maturity.
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	At December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$37,908	$36,958
After 1 year through 5 years	644,959	616,176
After 5 years through 10 years	1,363,257	1,263,900
After 10 years	7,622,298	7,042,695
Total available-for-sale	$9,668,422	$8,959,729
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
During the year ended December 31, 2023, the Company sold U.S. Treasury notes, Corporate debt securities, and Municipal bonds and notes classified as available-for-sale for proceeds of $789.6 million, which resulted in gross realized losses of $37.4 million. Because $3.8 million of the total loss recognized for the year ended December 31, 2023, was attributed to a decline in credit quality, this portion of the charge has been included in the Provision for credit losses on the accompanying Consolidated Statements of Income.
During the year ended December 31, 2022, the Company sold Municipal bonds and notes classified as available-for-sale for proceeds of $172.9 million, which resulted in gross realized losses of $6.8 million.
There were no sales of available-for-sales securities during the year ended December 31, 2021.

Other Information
The following table summarizes the carrying value of available-for-sale securities pledged for deposits, borrowings, and other purposes:

	At December 31,
(In thousands)	2023	2022
Pledged for deposits	$2,102,115	$2,573,072
Pledged for borrowings and other	6,111,430	1,195,101
Total available-for-sale securities pledged	$8,213,545	$3,768,173
At December 31, 2023, the Company had callable available-for-sale securities with an aggregate carrying value of $3.0 billion.
Held-to-Maturity
The following table summarizes the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	At December 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$23,470	$—	$(1,728)	$21,742	$—	$23,470
Agency MBS	2,409,521	1,141	(284,776)	2,125,886	—	2,409,521
Agency CMBS	3,625,627	18,586	(514,534)	3,129,679	—	3,625,627
Municipal bonds and notes	916,104	2,440	(24,877)	893,667	209	915,895
CMBS	100,075	—	(6,426)	93,649	—	100,075
Total held-to-maturity	$7,074,797	$22,167	$(832,341)	$6,264,623	$209	$7,074,588

	At December 31, 2022
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$28,358	$—	$(2,060)	$26,298	$—	$28,358
Agency MBS	2,626,114	827	(339,592)	2,287,349	—	2,626,114
Agency CMBS	2,831,949	845	(407,648)	2,425,146	—	2,831,949
Municipal bonds and notes	928,845	1,098	(47,183)	882,760	182	928,663
CMBS	149,613	—	(9,713)	139,900	—	149,613
Total held-to-maturity	$6,564,879	$2,770	$(806,196)	$5,761,453	$182	$6,564,697
(1)Accrued interest receivable on held-to-maturity securities of $24.9 million and $24.2 million at December 31, 2023, and 2022, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.
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
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Years ended December 31,
(In thousands)	2023	2022	2021
Balance, beginning of period	$182	$214	$299
Provision (benefit) for credit losses	27	(32)	(85)
Balance, end of period	$209	$182	$214
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	At December 31, 2023
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$8,122	$8,136
After 1 year through 5 years	59,932	60,434
After 5 years through 10 years	363,498	349,083
After 10 years	6,643,245	5,846,970
Total held-to-maturity	$7,074,797	$6,264,623

Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by Standard & Poor's Rating Services, Moody's, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody's, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade held-to-maturity securities at December 31, 2023, or December 31, 2022. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	At December 31, 2023
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMOs	$—	$23,470	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,409,521	—	—	—	—	—	—
Agency CMBS	—	3,625,627	—	—	—	—	—	—
Municipal bonds and notes	333,479	162,615	253,671	115,404	32,732	—	4,165	14,038
CMBS	100,075	—	—	—	—	—	—	—
Total held-to-maturity	$433,554	$6,221,233	$253,671	$115,404	$32,732	$—	$4,165	$14,038

	At December 31, 2022
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMOs	$—	$28,358	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,626,114	—	—	—	—	—	—
Agency CMBS	—	2,831,949	—	—	—	—	—	—
Municipal bonds and notes	336,035	163,312	255,235	116,870	38,177	4,165	—	15,051
CMBS	149,613	—	—	—	—	—	—	—
Total held-to-maturity	$485,648	$5,649,733	$255,235	$116,870	$38,177	$4,165	$—	$15,051

At December 31, 2023, and 2022, there were no held-to-maturity debt securities past due under the terms of their agreements or in non-accrual status.
Other Information
The following table summarizes the carrying value of held-to-maturity securities pledged for deposits, borrowings, and other purposes:

	At December 31,
(In thousands)	2023	2022
Pledged for deposits	$1,212,824	$1,596,777
Pledged for borrowings and other	5,582,379	260,735
Total held-to-maturity securities pledged	$6,795,203	$1,857,512
At December 31, 2023, the Company had callable held-to-maturity securities with an aggregate carrying value of $0.9 billion.

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

	At December 31,
(In thousands)	2023	2022
Commercial non-mortgage	$16,885,475	$16,392,795
Asset-based	1,557,841	1,821,642
Commercial real estate	13,569,762	12,997,163
Multi-family	7,587,970	6,621,982
Equipment financing	1,328,786	1,628,393
Warehouse lending	—	641,976
Commercial portfolio	40,929,834	40,103,951
Residential	8,227,923	7,963,420
Home equity	1,516,955	1,633,107
Other consumer	51,340	63,948
Consumer portfolio	9,796,218	9,660,475
Loans and leases	$50,726,052	$49,764,426
The carrying amount of loans and leases at December 31, 2023, and 2022, includes net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs totaling $(33.8) million and $(68.7) million, respectively. Accrued interest receivable of $270.4 million and $226.3 million at December 31, 2023, and 2022, respectively, is excluded from the carrying amount of loans and leases and is included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.
At December 31, 2023, the Company had pledged $16.6 billion of eligible loans as collateral to support borrowing capacity at the FHLB.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	At December 31, 2023
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$2,270	$890	$94	$122,855	$126,109	$16,759,366	$16,885,475
Asset-based	—	—	—	35,068	35,068	1,522,773	1,557,841
Commercial real estate	1,459	—	184	11,383	13,026	13,556,736	13,569,762
Multi-family	5,198	2,340	—	—	7,538	7,580,432	7,587,970
Equipment financing	3,966	8	—	9,828	13,802	1,314,984	1,328,786
Commercial portfolio	12,893	3,238	278	179,134	195,543	40,734,291	40,929,834
Residential	14,894	6,218	—	5,704	26,816	8,201,107	8,227,923
Home equity	5,676	3,285	—	23,545	32,506	1,484,449	1,516,955
Other consumer	410	94	—	142	646	50,694	51,340
Consumer portfolio	20,980	9,597	—	29,391	59,968	9,736,250	9,796,218
Total	$33,873	$12,835	$278	$208,525	$255,511	$50,470,541	$50,726,052

	At December 31, 2022
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$8,434	$821	$645	$71,884	$81,784	$16,311,011	$16,392,795
Asset-based	5,921	—	—	20,024	25,945	1,795,697	1,821,642
Commercial real estate	1,494	23,492	68	39,057	64,111	12,933,052	12,997,163
Multi-family	1,157	—	—	636	1,793	6,620,189	6,621,982
Equipment financing	806	9,988	—	12,344	23,138	1,605,255	1,628,393
Warehouse Lending	—	—	—	—	—	641,976	641,976
Commercial portfolio	17,812	34,301	713	143,945	196,771	39,907,180	40,103,951
Residential	8,246	3,083	—	25,424	36,753	7,926,667	7,963,420
Home equity	5,293	2,820	—	27,924	36,037	1,597,070	1,633,107
Other consumer	1,028	85	13	148	1,274	62,674	63,948
Consumer portfolio	14,567	5,988	13	53,496	74,064	9,586,411	9,660,475
Total	$32,379	$40,289	$726	$197,441	$270,835	$49,493,591	$49,764,426
(1)At December 31, 2022, there were $28.5 million of commercial loans that had reached their contractual maturity but were actively in the process of being refinanced with the Company. Due to the status of the refinancing, these commercial loans have been reported as current in the table above.
The following table provides additional information on non-accrual loans and leases:

	At December 31,
	2023		2022
(In thousands)	Non-accrual	Non-accrual With No Allowance	Non-accrual	Non-accrual With No Allowance
Commercial non-mortgage	$122,855	$20,066	$71,884	$12,598
Asset-based	35,068	1,330	20,024	1,491
Commercial real estate	11,383	2,681	39,057	90
Multi-family	—	—	636	—
Equipment financing	9,828	1,584	12,344	2,240
Commercial portfolio	179,134	25,661	143,945	16,419
Residential	5,704	856	25,424	10,442
Home equity	23,545	12,471	27,924	15,193
Other consumer	142	49	148	5
Consumer portfolio	29,391	13,376	53,496	25,640
Total	$208,525	$39,037	$197,441	$42,059
Interest income on non-accrual loans and leases that would have been recognized had the loans and leases been current in accordance with their contractual terms totaled $22.9 million, $16.9 million, and $11.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Allowance for Credit Losses on Loans and Leases
The following tables summarize the change in the ACL on loans and leases by portfolio segment:

	At or for the Years ended December 31,
	2023			2022			2021
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$533,125	$61,616	$594,741	$257,877	$43,310	$301,187	$312,244	$47,187	$359,431
Adoption of ASU No. 2022-02	7,704	(1,831)	5,873	—	—	—	—	—	—
Initial allowance for PCD loans and leases (1)	—	—	—	78,376	9,669	88,045	—	—	—
Provision (benefit)	138,057	5,152	143,209	268,295	4,502	272,797	(48,651)	(5,764)	(54,415)
Charge-offs	(104,509)	(12,703)	(117,212)	(82,860)	(4,662)	(87,522)	(9,437)	(9,217)	(18,654)
Recoveries	3,286	5,840	9,126	11,437	8,797	20,234	3,721	11,104	14,825
Balance, end of period	$577,663	$58,074	$635,737	$533,125	$61,616	$594,741	$257,877	$43,310	$301,187
Individually evaluated for credit losses	43,559	4,635	48,194	34,793	12,441	47,234	16,965	4,108	21,073
Collectively evaluated for credit losses	$534,104	$53,439	$587,543	$498,332	$49,175	$547,507	$240,912	$39,202	$280,114
(1)Represents the establishment of the initial reserve for PCD loans and leases, which is reported net of $48.3 million of day one charge-offs recognized at the date of acquisition in accordance with GAAP.

Credit Quality Indicators
To measure credit risk for the commercial portfolio, the Company employs a dual grade credit risk grading system for estimating the PD and LGD. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of loss. Grades (1) to (6) are considered pass ratings, and grades (7) to (10) are considered criticized, as defined by the regulatory agencies. A (7) "Special Mention" rating has a potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. An (8) "Substandard" rating has a well-defined weakness that jeopardizes the full repayment of the debt. A (9) "Doubtful" rating has all of the same weaknesses as a substandard asset with the added characteristic that the weakness makes collection or liquidation in full given current facts, conditions, and values improbable. Assets classified as a (10) "Loss" rating are considered uncollectible and charged-off. Risk ratings, which are assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrower's current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information or other loan factors on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.
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

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$2,602,444	$4,089,327	$1,371,139	$711,362	$610,199	$952,097	$5,970,588	$16,307,156
Special mention	15,184	60,240	61,235	33,111	—	720	48,561	219,051
Substandard	48,849	104,087	23,258	28,222	44,612	30,426	79,778	359,232
Doubtful	—	8	—	—	3	25	—	36
Total commercial non-mortgage	2,666,477	4,253,662	1,455,632	772,695	654,814	983,268	6,098,927	16,885,475
Current period gross write-offs	325	7,637	1,775	512	969	4,391	—	15,609
Asset-based:
Risk rating:
Pass	23,007	—	—	—	3,280	34,999	1,333,271	1,394,557
Special mention	651	763	—	—	3,676	—	29,610	34,700
Substandard	—	—	—	—	1,330	—	127,254	128,584
Total asset-based	23,658	763	—	—	8,286	34,999	1,490,135	1,557,841
Current period gross write-offs	—	—	—	—	13,189	3,900	—	17,089
Commercial real estate:
Risk rating:
Pass	2,265,428	3,502,425	1,831,005	1,195,732	1,193,642	3,112,770	176,668	13,277,670
Special mention	850	4,675	14,463	31,405	23,443	37,688	1,210	113,734
Substandard	25,802	16,179	9,545	15,418	58,602	52,812	—	178,358
Total commercial real estate	2,292,080	3,523,279	1,855,013	1,242,555	1,275,687	3,203,270	177,878	13,569,762
Current period gross write-offs	4,632	—	12,617	3,813	2,754	38,569	—	62,385
Multi-family:
Risk rating:
Pass	1,597,599	1,934,100	1,041,416	442,888	595,676	1,920,618	—	7,532,297
Special mention	—	—	—	—	260	35,942	—	36,202
Substandard	—	—	—	364	11,563	7,544	—	19,471
Total multi-family	1,597,599	1,934,100	1,041,416	443,252	607,499	1,964,104	—	7,587,970
Current period gross write-offs	—	—	—	—	—	3,447	—	3,447
Equipment financing:
Risk rating:
Pass	335,874	297,186	232,304	176,061	183,679	69,927	—	1,295,031
Special mention	—	—	116	—	90	—	—	206
Substandard	—	9,144	8,064	6,600	4,285	5,456	—	33,549
Total equipment financing	335,874	306,330	240,484	182,661	188,054	75,383	—	1,328,786
Current period gross write-offs	—	—	—	2,633	3,304	42	—	5,979
Total commercial portfolio	$6,915,688	$10,018,134	$4,592,545	$2,641,163	$2,734,340	$6,261,024	$7,766,940	$40,929,834
Current period gross write-offs	$4,957	$7,637	$14,392	$6,958	$20,216	$50,349	$—	$104,509

	At December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$5,154,781	$1,952,158	$965,975	$792,977	$593,460	$780,200	$5,670,532	$15,910,083
Special mention	104,277	15,598	21,168	263	14,370	7,770	40,142	203,588
Substandard	28,203	11,704	69,954	36,604	70,634	16,852	41,917	275,868
Doubtful	—	—	—	1	—	—	3,255	3,256
Total commercial non-mortgage	5,287,261	1,979,460	1,057,097	829,845	678,464	804,822	5,755,846	16,392,795
Asset-based:
Pass	19,659	3,901	9,424	14,413	5,163	55,553	1,551,250	1,659,363
Special mention	—	—	—	—	—	—	80,476	80,476
Substandard	—	—	—	1,491	—	—	80,312	81,803
Total asset-based	19,659	3,901	9,424	15,904	5,163	55,553	1,712,038	1,821,642
Commercial real estate:
Pass	3,420,635	2,246,672	1,556,185	1,605,869	1,058,730	2,681,052	97,832	12,666,975
Special mention	21,878	8,995	7,264	37,570	47,419	66,652	1,000	190,778
Substandard	519	2,459	216	31,163	47,021	57,997	—	139,375
Doubtful	—	—	—	1	—	34	—	35
Total commercial real estate	3,443,032	2,258,126	1,563,665	1,674,603	1,153,170	2,805,735	98,832	12,997,163
Multi-family:
Pass	1,992,980	1,057,705	507,065	694,066	444,564	1,748,337	51,655	6,496,372
Special mention	37,677	—	—	95	40,307	726	8,838	87,643
Substandard	—	—	382	—	12,681	24,904	—	37,967
Total multi-family	2,030,657	1,057,705	507,447	694,161	497,552	1,773,967	60,493	6,621,982
Equipment financing:
Pass	388,641	345,792	331,419	308,441	98,874	83,264	—	1,556,431
Special mention	—	185	—	11,965	6,775	25	—	18,950
Substandard	314	16,711	18,436	5,016	5,307	7,228	—	53,012
Total equipment financing	388,955	362,688	349,855	325,422	110,956	90,517	—	1,628,393
Warehouse lending:
Pass	—	—	—	—	—	—	641,976	641,976
Total warehouse lending	—	—	—	—	—	—	641,976	641,976
Total commercial portfolio	$11,169,564	$5,661,880	$3,487,488	$3,539,935	$2,445,305	$5,530,594	$8,269,185	$40,103,951

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$214,446	$847,009	$1,096,109	$451,307	$141,919	$910,117	$—	$3,660,907
740-799	363,696	703,568	755,750	279,946	112,303	633,578	—	2,848,841
670-739	137,460	293,699	292,255	95,838	48,412	346,663	—	1,214,327
580-669	20,208	52,962	45,770	14,840	10,492	106,497	—	250,769
579 and below	6,909	52,690	11,749	1,345	128,714	51,672	—	253,079
Total residential	742,719	1,949,928	2,201,633	843,276	441,840	2,048,527	—	8,227,923
Current period gross write-offs	—	—	387	—	153	4,630	—	5,170
Home equity:
Risk rating:
800+	27,047	27,439	35,927	25,586	8,110	56,062	391,616	571,787
740-799	24,772	20,069	27,147	13,888	5,158	34,190	355,926	481,150
670-739	15,857	15,655	15,389	5,992	3,189	29,454	242,189	327,725
580-669	3,080	3,786	1,991	1,658	1,115	9,988	70,102	91,720
579 and below	696	1,109	1,079	576	552	6,319	34,242	44,573
Total home equity	71,452	68,058	81,533	47,700	18,124	136,013	1,094,075	1,516,955
Current period gross write-offs	—	4	81	—	104	3,114	—	3,303
Other consumer:
Risk rating:
800+	432	356	1,913	189	255	77	25,699	28,921
740-799	1,318	586	486	730	690	381	7,180	11,371
670-739	526	570	358	981	1,210	79	3,549	7,273
580-669	69	169	129	153	303	56	1,983	2,862
579 and below	125	97	61	11	28	1	590	913
Total other consumer	2,470	1,778	2,947	2,064	2,486	594	39,001	51,340
Current period gross write-offs	3,263	7	2	218	377	363	—	4,230
Total consumer portfolio	816,641	2,019,764	2,286,113	893,040	462,450	2,185,134	1,133,076	9,796,218
Current period gross write-offs	$3,263	$11	$470	$218	$634	$8,107	$—	$12,703

	At December 31, 2022
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
800+	$527,408	$954,568	$469,518	$160,596	$28,361	$997,409	$—	$3,137,860
740-799	963,026	946,339	311,295	111,913	43,684	689,771	—	3,066,028
670-739	381,515	350,671	103,999	62,365	18,451	384,687	—	1,301,688
580-669	40,959	49,648	14,484	5,836	2,357	138,107	—	251,391
579 and below	52,464	3,693	2,057	84,032	1,299	62,908	—	206,453
Total residential	1,965,372	2,304,919	901,353	424,742	94,152	2,272,882	—	7,963,420
Home equity:
800+	25,475	35,129	25,612	7,578	12,545	55,352	465,318	627,009
740-799	26,743	35,178	17,621	8,111	7,765	32,270	398,692	526,380
670-739	18,396	16,679	8,175	3,635	7,614	30,060	259,646	344,205
580-669	2,848	3,068	1,520	1,456	1,163	13,607	76,614	100,276
579 and below	426	386	651	661	563	4,736	27,814	35,237
Total home equity	73,888	90,440	53,579	21,441	29,650	136,025	1,228,084	1,633,107
Other consumer:
800+	495	218	544	1,045	247	56	19,196	21,801
740-799	888	2,624	1,959	2,494	941	364	12,218	21,488
670-739	977	603	2,480	4,238	1,041	118	6,107	15,564
580-669	211	117	337	801	173	54	2,223	3,916
579 and below	169	101	29	116	36	21	707	1,179
Total other consumer	2,740	3,663	5,349	8,694	2,438	613	40,451	63,948
Total consumer portfolio	2,042,000	2,399,022	960,281	454,877	126,240	2,409,520	1,268,535	9,660,475

Collateral Dependent Loans and Leases
A non-accrual loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and when repayment is substantially expected to be provided through the operation or sale of collateral. Commercial non-mortgage loans, asset-based loans, and equipment financing loans and leases are generally secured by machinery and equipment, inventory, receivables, or other non-real estate assets, whereas commercial real estate, multi-family, residential, home equity, and other consumer loans are secured by real estate.
At December 31, 2023, and 2022, the carrying amount of collateral dependent loans was $66.1 million and $43.8 million, respectively, for commercial loans and leases, and $22.7 million and $45.2 million, respectively, for consumer loans. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At December 31, 2023, and 2022, the collateral value associated with collateral dependent loans and leases was $93.7 million and $108.0 million, respectively.
Modifications to Borrowers Experiencing Financial Difficulty
On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs and enhanced the disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. For a description of the Company's accounting policies related to the accounting and reporting of TDRs, for which comparative period information is presented, refer to Note 1: Summary of Significant Accounting Policies.
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
•Payment delays – Deferral arrangements that allow borrowers to delay a scheduled loan payment to a later date. Deferred loan payments do not affect the original contracted maturity terms of the loan. Modifications that result in only an insignificant payment delay are not disclosed. The Company generally considers a payment delay of three months or less to be insignificant.
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
Significant judgment is required to determine if a borrower is experiencing financial difficulty. These considerations vary by portfolio class. The Company has identified modifications to borrowers experiencing financial difficulty that are included in its disclosures as follows:
•Commercial: The Company evaluates modifications of loans to commercial borrowers that are rated substandard or worse, and includes the modification in its disclosures to the extent that the modification is considered other-than-insignificant.
•Consumer: The Company generally evaluates all modifications of loans to consumer borrowers subject to its loss mitigation program and includes them in its disclosures to the extent that the modification is considered other-than-insignificant.

The following table summarizes the amortized cost basis at December 31, 2023, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	For the year ended December 31, 2023
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	CombinationTerm Extension & Interest Rate Reduction	CombinationTerm Extension & Payment Delay	CombinationInterest Rate Reduction & Payment Delay	CombinationTerm Extension, Interest Rate Reduction, & Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$96,895	$5,858	$1,062	$28,860	$35	$425	$133,135	0.8%
Asset-based	—	45,042	—	—	—	—	—	45,042	2.9
Commercial real estate	—	3,090	174	17,107	511	—	—	20,882	0.2
Equipment financing	—	357	1,284	—	—	—	—	1,641	0.1
Residential	—	186	804	136	—	—	—	1,126	—
Home equity	62	76	—	513	—	—	—	651	—
Total (1)	$62	$145,646	$8,120	$18,818	$29,371	$35	$425	$202,477	0.4%
(1)The total amortized cost excludes accrued interest receivable of $0.7 million for the year ended December 31, 2023.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the year ended December 31, 2023
Financial Effect
Interest Rate Reduction:
Home equity	Reduced weighted average interest rate by 0.5%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.3 years
Asset-based	Extended term by a weighted average of 0.7 years
Commercial real estate	Extended term by a weighted average of 2.2 years
Equipment financing	Extended term by a weighted average of 4.5 years
Residential	Extended term by a weighted average of 2.8 years
Home equity	Extended term by a weighted average of 10.1 years
Payment Delay:
Commercial non-mortgage	Provided partial payment deferrals for a weighted average of 0.5 years
Commercial real estate	Provided payment deferrals for a weighted average of 0.3 years to be received at contractual maturity
Equipment financing	Provided partial payment deferrals for a weighted average of 0.5 years
Residential	Provided payment deferrals for a weighted average of 1.0 year
Combination Term Extension & Interest Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 1.4 years and reduced weighted average interest rate by 1.8%
Commercial real estate	Extended term by a weighted average of 3.0 years and reduced weighted average interest rate by 2.4%
Residential	Extended term by a weighted average of 17.9 years and reduced weighted average interest rate by 0.3%
Home equity	Extended term by a weighted average of 16.8 years and reduced weighted average interest rate by 2.1%
Combination Term Extension & Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 1.1 years and provided partial payment deferrals for a weighted average of 1.0 year
Commercial real estate	Extended term by a weighted average of 0.5 years and provided payment deferrals for a weighted average of 0.5 years
Combination Interest Rate Reduction & Payment Delay:
Commercial non-mortgage	Reduced weighted average interest rate by 2.0% and provided payment deferrals for a weighted average of 0.5 years
Combination Term Extension, Interest Rate Reduction, & Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 0.5 years, reduced weighted average interest rate by 2.0%, and provided payment deferrals for a weighted average of 0.5 years

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table summarizes the aging of loans that have been modified in the year ended December 31, 2023:

	At December 31, 2023
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$107,852	$—	$—	$—	$25,283	$133,135
Asset-based	45,042	—	—	—	—	45,042
Commercial real estate	20,708	—	—	—	174	20,882
Equipment financing	1,284	—	—	—	357	1,641
Residential	990	—	—	—	136	1,126
Home equity	547	—	—	—	104	651
Total	$176,423	$—	$—	$—	$26,054	$202,477
Loans made to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023, and that subsequently defaulted were not significant. For the purposes of this disclosure, a payment default is defined as 90 or more days past due and still accruing. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms. Commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified were not significant.
Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
The following table summarizes information related to TDRs:

(In thousands)	At December 31, 2022
Accrual status	$110,868
Non-accrual status	83,954
Total TDRs	$194,822

Additional funds committed to borrowers in TDR status	$1,724
Specific reserves for TDRs included in the ACL on loans and leases:
Commercial portfolio	$14,578
Consumer portfolio	3,559

The following table summarizes loans and leases modified as TDRs by class and modification type:

	Years ended December 31,
	2022		2021
	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
(Dollars in thousands)
Commercial non-mortgage:
Extended maturity	5	$291	8	$605
Maturity / rate combined	8	765	9	352
Other (2)	19	52,070	12	14,160
Asset-based:
Other (2)	1	23,298	—	—
Commercial real estate:
Extended maturity	—	—	1	183
Other (2)	—	—	1	1,582
Equipment financing:
Other (2)	3	1,692	—	—
Residential:
Extended maturity	2	1,185	1	99
Maturity / rate combined	2	133	2	401
Other (2)	8	3,158	3	280
Home equity:
Extended maturity	—	—	85	1,809
Adjusted interest rate	1	74	—	—
Maturity / rate combined	21	2,623	6	1,025
Other (2)	37	2,134	22	1,481
Total TDRs	107	$87,423	150	$21,977
(1)Post-modification balances approximate pre-modification balances. The aggregate amount of charge-offs due to restructurings was not significant.
(2)Other includes covenant modifications, forbearance, discharges under Chapter 7 bankruptcy, or other concessions.
For the years ended December 31, 2022, and 2021, the portion of TDRs deemed to be uncollectible and charged-off were $14.7 million and $3.0 million for the commercial portfolio, respectively, and $0.3 million and $0.4 million for the consumer portfolio, respectively.
For the year ended December 31, 2022, there were three commercial non-mortgage, two residential, and two other consumer loans with an aggregate amortized cost of $3.6 million, $0.6 million, and $0.3 million, respectively, that were modified as TDRs within the previous twelve months and for which there was a payment default. For the year ended December 31, 2021, there were no significant loans and leases modified as TDRs within the previous twelve months and for which there was a payment default.

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
The following table summarizes information related to mortgage banking activities:

	Years ended December 31,
(In thousands)	2023	2022	2021
Net gain on sale	$1,126	$580	$5,192
Origination fees	68	219	1,440
Fair value adjustments	46	(94)	(413)
Mortgage banking activities	$1,240	$705	$6,219

Proceeds from sale	$13,882	$36,335	$247,634
Loans sold with servicing rights retained	6,499	32,056	237,834
Under certain circumstances, the Company may decide to sell loans that were not originated or otherwise acquired with the intent to sell. During the years ended December 31, 2023, 2022, and 2021, the Company sold loans not originated for sale for proceeds of $626.0 million, $679.7 million, and $82.2 million, respectively, which resulted in net gains on sale of $0.9 million, $3.3 million, and $3.9 million, respectively.
At December 31, 2023, and 2022, the aggregate principal balance of residential mortgage loans serviced for others was $1.8 billion and $2.0 billion, respectively.
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
The following table presents the change in the carrying amount for mortgage servicing rights:

	Years ended December 31,
(In thousands)	2023	2022	2021
Balance, beginning of period	$9,515	$9,237	$13,422
Acquired from Sterling	—	859	—
Additions	71	289	2,053
Amortization (1)	(1,063)	(870)	(5,593)
Adjustment to valuation allowance	—	—	(645)
Balance, end of period	$8,523	$9,515	$9,237
(1)The Company implemented a change in the method of amortization applied to its mortgage servicing rights during the year ended December 31, 2022, to better reflect the pattern of consumption, where estimated future cash flows are now assessed at the individual loan level as opposed to on a pooled basis.
During the fourth quarter of 2023, the Company committed to and initiated a plan to actively market and sell the majority of its mortgage servicing portfolio (over nine thousand individual mortgage loans with an aggregate unpaid principal balance of approximately $1.4 billion). The Company treated the related mortgage servicing rights as assets held for disposition and ceased recognizing amortization expense on these assets. At December 31, 2023, the carrying amount of mortgage servicing rights held for disposition was $8.3 million. The Company expects the sale to close in the first quarter of 2024.
Loan servicing fees, net of mortgage servicing rights amortization, for the years ended December 31, 2023, 2022, and 2021, totaled $4.0 million, $5.9 million, and $1.7 million, respectively, and are included in Loan and lease related fees on the accompanying Consolidated Statements of Income. Information regarding the fair value of loans held for sale and mortgage servicing rights can be found within Note 18: Fair Value Measurements.

Note 6: Premises and Equipment
The following table summarizes the components of premises and equipment:

	At December 31,
(In thousands)	2023	2022
Land	$73,916	$73,916
Buildings and improvements	107,794	106,180
Leasehold improvements	88,065	84,477
Furniture, fixtures, and equipment	68,680	71,542
Data processing equipment and software	94,030	128,153
Property and equipment	432,485	464,268
Less: Accumulated depreciation and amortization	(186,365)	(225,152)
Property and equipment, net	246,120	239,116
ROU lease assets, net	183,441	191,068
Premises and equipment, net	$429,561	$430,184
Depreciation and amortization of property and equipment was $34.7 million, $41.7 million, and $31.4 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in both Occupancy and Technology and equipment expense on the accompanying Consolidated Statements of Income.
The Company recognized $4.6 million and $6.3 million in losses on disposals of property and equipment for the years ended December 31, 2023, and 2022, respectively, which primarily pertained to retired internal use software and construction in progress due to the Company's decision to stop further project development. Losses on disposal of property and equipment for the year ended December 31, 2021, were not significant.
Additional information regarding ROU lease assets can be found within Note 7: Leasing.
Property Held for Sale
Assets held for disposition are included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.
During the year ended December 31, 2022, the Company launched and completed a corporate real estate consolidation strategy in which the Company closed 14 locations in order to reduce its corporate real estate facility square footage by approximately 45%. In connection with this corporate real estate consolidation plan, in the third quarter of 2022, the Company had arranged to sell its New Britain, Connecticut facility, which comprised of land, buildings, and improvements, within the next twelve months. This resulted in a $1.8 million write-down to the fair market value of the property and the subsequent transfer of the property, which was valued at $4.8 million, to assets held for disposition.
The sale of the New Britain property closed during the third quarter of 2023. The Company received cash proceeds of $4.1 million and recognized a loss on sale of $0.7 million.

Note 7: Leasing
Lessor Arrangements
The Company leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of one to ten years, some of which include renewal options and/or options for the lessee to purchase the lease near or at the end of the lease term. The Company recognized interest income from its sales-type and direct financing lessor activities of $18.7 million, $15.4 million, and $7.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company does not have any significant operating leases in which it is the lessor. Additional information regarding the Company's equipment financing portfolio can be found within Note 4: Loans and Leases.
The following table summarizes the components of the Company's net investment in its sales-type and direct financing leases:

	At December 31,
(In thousands)	2023	2022
Lease receivables	$347,827	$330,690
Unguaranteed residual values	60,747	100,368
Total net investment	$408,574	$431,058
The following table reconciles undiscounted future lease payments to the total sales-type and direct financing leases' net investment:

(In thousands)	At December 31, 2023
2024	$116,506
2025	107,211
2026	98,157
2027	51,058
2028	31,179
Thereafter	44,911
Total lease payments receivable	449,022
Present value adjustment	(40,448)
Total net investment	$408,574
Lessee Arrangements
The Company enters into operating leases in the normal course of business, primarily for office space, banking centers, and other operational activities. These leases generally have remaining lease terms of one to fifteen years. The Company does not have any finance leases in which it is the lessee, nor any significant sub-lease arrangements.
The following table summarizes the Company's ROU lease assets and operating lease liabilities:

		At December 31,
(In thousands)	Consolidated Balance Sheet Line Item	2023	2022
ROU lease assets	Premises and equipment, net	$183,441	$191,068
Operating lease liabilities	Accrued expenses and other liabilities	222,439	239,281
ROU lease asset impairment charges were zero, $23.1 million and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in Occupancy on the accompanying Consolidated Statements of Income. The ROU lease asset impairment charge recognized for the year ended December 31, 2022, pertained to the Company's corporate real estate consolidation plan, discussed previously in Note 6: Premises and Equipment, and was calculated as the difference between the estimated fair value of the assets determined using a discounted cash flow technique, relative to their book value.

The following table summarizes the components of operating lease expense and other relevant information:

	At or for the Years ended December 31,
(In thousands)	2023	2022	2021
Lease Cost:
Operating and variable lease costs	$38,497	$44,654	$30,936
Sublease income	(223)	(1,383)	(554)
Total operating lease expense	$38,274	$43,271	$30,382

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$37,615	$44,767	$30,487
ROU lease assets obtained in exchange for operating lease liabilities (1)	22,989	27,897	15,226
Weighted-average remaining lease term (in years)	7.46	7.72	7.50
Weighted-average discount rate	2.96%	2.65%	3.04%
(1)The amount for the year ended December 31, 2022, excludes ROU lease assets acquired from Sterling in the merger.
The following table reconciles undiscounted future lease payments to total operating lease liabilities:

(In thousands)	At December 31, 2023
2024	$38,575
2025	39,449
2026	35,665
2027	31,128
2028	26,999
Thereafter	81,918
Total operating lease payments	253,734
Present value adjustment	(31,295)
Total operating lease liabilities	$222,439

Note 8: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

	At December 31,
(In thousands)	2023	2022
Balance, beginning of period	$2,514,104	$538,373
interLINK acquisition	143,216	—
Sterling merger (1)	(25,561)	1,939,765
Bend acquisition (1)	(294)	35,966
Balance, end of period	$2,631,465	$2,514,104
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
Other Intangible Assets
The following table summarizes other intangible assets:

	At December 31,
	2023			2022
(In thousands)	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$146,037	$53,986	$92,051	$146,037	$36,710	$109,327
Customer relationships (1)	151,000	43,116	107,884	115,000	24,985	90,015
Non-competition agreement (1)	4,000	800	3,200	—	—	—
Other intangible assets	$301,037	$97,902	$203,135	$261,037	$61,695	$199,342
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
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	At December 31, 2023
2024	$29,618
2025	25,956
2026	25,565
2027	25,565
2028	23,216
Thereafter	73,215

Note 9: Income Taxes
Income tax expense reflects the following expense (benefit) components:

	Years ended December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$219,548	$170,779	$109,621
State and local	50,750	52,579	20,374
Total current	270,298	223,358	129,995
Deferred:
Federal	(43,615)	(45,421)	(9,844)
State and local	(10,019)	(24,243)	4,846
Total deferred	(53,634)	(69,664)	(4,998)

Total federal	175,933	125,358	99,777
Total state and local	40,731	28,336	25,220
Income tax expense	$216,664	$153,694	$124,997
Included in the Company's income tax expense for the years ended December 31, 2023, 2022, and 2021, are net tax credits of approximately $11.9 million, $14.0 million, and $2.6 million, respectively. These amounts relate primarily to LIHTC investments and include associated SALT credits and benefits.
Also included in the Company's income tax expense for the years ended December 31, 2023, 2022, and 2021 are benefits from operating loss carryforwards of $0.2 million, $10.3 million, and $0.4 million, respectively. The 2022 amount includes a $9.9 million benefit related to a reduction in the Company's beginning-of-year valuation allowance for its SALT DTAs.
The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 21.0%:

	Years ended December 31,
	2023		2022		2021
(In thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$227,746	21.0%	$167,575	21.0%	$112,111	21.0%
Reconciliation to reported income tax expense:
SALT expense, net of federal	32,177	3.0	32,259	4.1	19,924	3.7
Tax-exempt interest income, net	(44,473)	(4.1)	(35,371)	(4.4)	(6,814)	(1.3)
Increase in cash surrender value of life insurance	(5,469)	(0.5)	(6,122)	(0.8)	(3,030)	(0.6)
Non-deductible FDIC deposit insurance premiums	10,693	1.0	5,581	0.7	2,064	0.4
Low income housing tax credits and other benefits, net	(3,866)	(0.4)	(7,627)	(1.0)	(615)	(0.1)
Non-deductible compensation expense	4,167	0.4	7,948	1.0	786	0.1
Non-deductible merger-related expenses, excluding compensation	45	—	2,717	0.3	3,451	0.7
DTA valuation allowance adjustment, net	(368)	—	(9,874)	(1.2)	—	—
Other, net	(3,988)	(0.4)	(3,392)	(0.4)	(2,880)	(0.5)
Income tax expense and effective tax rate	$216,664	20.0%	$153,694	19.3%	$124,997	23.4%

The following table reflects the significant components of DTAs, net:

	At December 31,
(In thousands)	2023	2022
Deferred tax assets:
ACL on loans and leases	$171,870	$161,932
Net operating loss and credit carry forwards	68,103	72,035
Compensation and employee benefit plans	46,670	55,093
Lease liabilities under operating leases	60,331	64,899
Net unrealized loss on available-for-sale securities	191,922	233,978
Other	72,546	38,314
Gross deferred tax assets	611,442	626,251
Valuation allowance	(28,746)	(29,176)
Total deferred tax assets, net of valuation allowance	$582,696	$597,075
Deferred tax liabilities:
ROU assets under operating leases	$49,754	$51,822
Equipment financing leases	54,300	74,295
Goodwill and other intangible assets	59,817	56,223
Purchase accounting and fair value adjustments	15,527	11,529
Other	34,086	31,572
Gross deferred tax liabilities	213,484	225,441
Deferred tax assets, net	$369,212	$371,634
The Company's net DTAs decreased by $2.4 million during 2023, reflecting a $49.7 million expense allocated directly to (AOCL) and a $7.9 million net DTL recognized as part of purchase accounting adjustments related to the merger with Sterling and acquisition of Bend, partially offset by the $53.6 million deferred tax benefit and a $1.6 million benefit recorded to equity upon the adoption of ASU 2022-02 .
The valuation allowance of $28.7 million at December 31, 2023, is primarily attributable to SALT net operating loss carryforwards, as compared to $29.2 million at December 31, 2022, consisting of approximately $28.6 million attributable to SALT net operating loss carryforwards and $0.6 million of federal credit carryforwards. The net decrease in the valuation allowance during 2023 primarily reflects a reduction in the beginning-of-year valuation allowance related to a change in management's estimate about the realizability of the Company's federal credits.
SALT net operating loss carryforwards approximated $1.1 billion at December 31, 2023, including those related to the Sterling merger and Bend acquisition, and are generally scheduled to expire in varying amounts during tax years 2024 through 2032. Federal net operating loss carryforwards of approximately $16.8 million and federal credit carryforwards of $0.4 million at December 31, 2023, related to the Bend acquisition are subject to annual limitations on utilization, with the net operating losses able to be carried forward indefinitely and the credits scheduled to expire in varying amounts between 2038 and 2042. The valuation allowance reflects approximately $486.6 million of those SALT net operating loss carryforwards that are estimated to expire unused.
Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its total DTAs, net of the valuation allowance. Although taxable income in prior years is no longer able to be included as a source of taxable income, due to the general repeal of the carryback of net operating losses under the Tax Cuts and Jobs Act of 2017, significant positive evidence remains in support of management's conclusion regarding the realizability of the Company's DTAs, including projected future reversals of existing taxable temporary differences and book-taxable income levels in recent years and projected in future years. There can, however, be no assurance that any specific level of future income will be generated or that the Company’s DTAs will ultimately be realized.
DTLs of $63.2 million at both December 31, 2023, and 2022, have not been recognized for certain thrift bad-debt reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by the Bank in excess of certain earnings and profits; the redemption of the Bank’s stock; or liquidation. The Company does not expect any of those events to occur. At both December 31, 2023, and 2022, the cumulative taxable temporary differences applicable to those reserves approximated $233.1 million.

The following table reflects a reconciliation of the beginning and ending balances of UTBs:

	Years ended December 31,
(In thousands)	2023	2022	2021
Beginning balance	$9,875	$4,249	$4,252
Additions as a result of tax positions taken during the current year	359	223	294
Additions as a result of tax positions taken during prior years	4,255	8,807	434
Reductions as a result of tax positions taken during prior years	—	(503)	(186)
Reductions relating to settlements with taxing authorities	—	(2,110)	(267)
Reductions as a result of lapse of statute of limitation periods	(653)	(791)	(278)
Ending balance	$13,836	$9,875	$4,249
At December 31, 2023, 2022, and 2021, there were $12.4 million, $9.1 million, and $3.5 million, respectively, of UTBs that if recognized would affect the effective tax rate.
The Company recognizes interest and penalties related to UTBs, where applicable, in income tax expense. The Company recognized expense of $1.8 million, $0.1 million, and $0.3 million during the years ended December 31, 2023, 2022, and 2021, respectively. At December 31, 2023 and 2022, the Company had accrued interest and penalties related to UTBs of $3.8 million and $2.0 million respectively.
The Company has determined it is reasonably possible that its total UTBs could decrease by between $0.4 million and $9.3 million by the end of 2024 as a result of potential lapses in statute-of-limitation periods and/or potential settlements with taxing authorities, primarily concerning various depreciation and state and local apportionment and tax-base determinations.
The Company's federal tax returns for all years subsequent to 2018 remain open to examination, including the carryback of a Sterling 2019 net operating loss under the CARES Act in 2020 to tax years 2014 and 2016, currently under audit by the Internal Revenue Service. The Company's tax returns filed in its other principal tax jurisdictions of Connecticut, New York State, New York City, Massachusetts and New Jersey for years subsequent to 2014 are either under or remain open to examination.

Note 10: Deposits
The following table summarizes deposits by type:

	At December 31,
(In thousands)	2023	2022
Non-interest-bearing:
Demand	$10,732,516	$12,974,975
Interest-bearing:
Health savings accounts	8,287,889	7,944,892
Checking	8,994,095	9,237,529
Money market	17,662,826	11,062,652
Savings	6,642,499	8,673,343
Time deposits	8,464,459	4,160,949
Total interest-bearing	50,051,768	41,079,365
Total deposits	$60,784,284	$54,054,340

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$3,673,733	$1,964,873
Aggregate amount of time deposit accounts that exceeded the FDIC limit	1,221,887	1,894,950
Demand deposit overdrafts reclassified as loan balances	10,432	8,721
(1)Excludes $5.7 billion of interLINK money market sweep deposits at December 31, 2023.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	At December 31, 2023
2024	$8,217,683
2025	138,769
2026	53,807
2027	32,865
2028	21,335
Total time deposits	$8,464,459

Note 11: Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At December 31,
	2023		2022
(In thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$358,387	3.43%	$282,005	0.11%
Federal funds purchased	100,000	5.48	869,825	4.44
Securities sold under agreements to repurchase and other borrowings	$458,387	3.88%	$1,151,830	3.38%
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
The following table summarizes information for FHLB advances:

	At December 31,
	2023		2022
(In thousands)	Total Outstanding	Weighted-Average Contractual Coupon Rate	Total Outstanding	Weighted-Average Contractual Coupon Rate
Maturing within 1 year	$2,350,000	5.53%	$5,450,187	4.40%
After 1 but within 2 years	—	—	—	—
After 2 but within 3 years	—	—	—	—
After 3 but within 4 years	235	—	—	—
After 4 but within 5 years	228	2.75	252	—
After 5 years	9,555	2.07	10,113	2.09
FHLB advances	$2,360,018	5.52%	$5,460,552	4.39%

Aggregate market value of assets pledged as collateral	$20,734,035		$13,692,379
Remaining borrowing capacity at FHLB	12,535,423		4,291,326
The Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential and commercial real estate loans, home equity lines of credit, CMBS, Agency MBS, Agency CMO, and U.S. Treasury notes. The Bank was in compliance with its FHLB collateral requirements at both December 31, 2023, and 2022.

The following table summarizes long-term debt:

		At December 31,
(In thousands)		2023	2022
4.375%	Senior fixed-rate notes due February 15, 2024 (2)	$132,550	$150,000
4.100%	Senior fixed-rate notes due March 25, 2029 (3)	328,104	333,458
4.000%	Subordinated fixed-to-floating rate notes due December 30, 2029	274,000	274,000
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	225,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (4)		77,320	77,320
Total senior and subordinated debt		1,036,974	1,059,778
Discount on senior fixed-rate notes		(537)	(756)
Debt issuance cost on senior fixed-rate notes		(1,419)	(1,824)
Premium on subordinated fixed-to-floating rate notes		13,802	15,930
Long-term debt (1)		$1,048,820	$1,073,128
(1)The classification of debt as long-term is based on the initial terms of greater than one year as of the date of issuance.
(2) The Company repurchased and retired $17.5 million of these senior notes at 96 cents on the dollar in May 2023. The resulting
$0.7 million gain recognized on extinguishment is included in Other income on the accompanying Consolidated Statements of Income for the year ended December 31, 2023.
(3)The Company de-designated its fair value hedging relationship on these senior notes in 2020. A basis adjustment of $28.1 million and $33.5 million at December 31, 2023, and 2022, respectively, is included in the carrying value and is being amortized over the remaining life of the senior notes.
(4)The interest rate on the Webster Statutory Trust I floating-rate notes varies quarterly based on 3-month SOFR plus a credit spread adjustment plus a market spread of 2.95%. Prior to LIBOR cessation on July 1, 2023, the notes varied quarterly based on 3-month LIBOR plus a market spread of 2.95%. The interest rates yielded 8.59% and 7.69% at December 31, 2023, and 2022, respectively.
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

Note 12: Stockholders' Equity
The following table summarizes the changes in shares of preferred and common stock issued and common stock held as treasury shares for the year ended December 31, 2023:

	Preferred Stock Series F Issued	Preferred Stock Series G Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance, beginning of period	6,000	135,000	182,778,045	8,770,472	174,007,573
Restricted stock compensation plan activity	—	—	—	(605,684)	605,684
Stock options exercised	—	—	—	(75,848)	75,848
Common stock repurchase program	—		—	2,667,149	(2,667,149)
Balance, end of period	6,000	135,000	182,778,045	10,756,089	172,021,956
Repurchases of Common Stock
The Company maintains a common stock repurchase program, which was approved by the Board of Directors on
October 24, 2017, that authorizes management to purchase shares of Webster common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company's financial performance. On April 27, 2022, the Board of Directors increased the Company's authority to repurchase shares of Webster common stock under the repurchase program by $600.0 million in shares. During the year ended December 31, 2023, the Company repurchased 2,667,149 shares under the repurchase program at a weighted-average price of $40.49 per share, totaling $108.0 million. At December 31, 2023, the Company's remaining purchase authority was $293.4 million.
In addition, the Company will periodically acquire Webster common stock outside of the repurchase program related to employee stock compensation plan activity. During the year ended December 31, 2023, the Company repurchased 315,729 shares at a weighted-average price of $51.48 per share, totaling $16.3 million for this purpose.
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

Note 13: Accumulated Other Comprehensive (Loss) Income, Net of Tax
The following table summarizes the changes in each component of accumulated other comprehensive (loss) income, net of tax:

(In thousands)	Investment Securities Available- For-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at December 31, 2020	$67,424	$19,918	$(45,086)	$42,256
Other comprehensive (loss) income before reclassifications	(62,888)	(17,109)	8,876	(71,121)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,261	3,024	6,285
Other comprehensive (loss) income, net of tax	(62,888)	(13,848)	11,900	(64,836)
Balance at December 31, 2021	4,536	6,070	(33,186)	(22,580)
Other comprehensive (loss) before reclassifications	(640,656)	(17,810)	(13,350)	(671,816)
Amounts reclassified from accumulated other comprehensive income (loss)	4,960	2,866	1,610	9,436
Other comprehensive (loss), net of tax	(635,696)	(14,944)	(11,740)	(662,380)
Balance at December 31, 2022	(631,160)	(8,874)	(44,926)	(684,960)
Other comprehensive income before reclassifications	86,391	4,066	11,794	102,251
Amounts reclassified from accumulated other comprehensive (loss)	27,319	1,939	2,880	32,138
Other comprehensive income, net of tax	113,710	6,005	14,674	134,389
Balance at December 31, 2023	$(517,450)	$(2,869)	$(30,252)	$(550,571)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss) income:

	Years ended December 31,
Accumulated Other Comprehensive (Loss) Income Components	2023	2022	2021	Associated Line Item in the Consolidated Statement Of Income
(In thousands)
Investment securities available-for-sale:
Net unrealized holding (losses)	$(37,356)	$(6,751)	$—	(Loss) on sale of investment securities (1)
Tax benefit	10,037	1,791	—	Income tax expense
Net of tax	$(27,319)	$(4,960)	$—
Derivative instruments:
Hedge terminations	$(310)	$(306)	$(306)	Interest expense
Premium amortization	(2,349)	(3,626)	(4,109)	Interest income
Tax benefit	720	1,066	1,154	Income tax expense
Net of tax	$(1,939)	$(2,866)	$(3,261)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(2,083)	$(2,210)	$(4,102)	Other expense
Other	(1,869)	—	—	Other expense
Tax benefit	1,072	600	1,078	Income tax expense
Net of tax	$(2,880)	$(1,610)	$(3,024)
(1)Losses recognized on the sale of investment securities are generally included as a component of non-interest income, unless any portion or all of the loss is attributed to a decline in credit quality, in which the amount recognized is then included in the Provision for credit losses. During the years ended December 31, 2023, and 2022, $3.8 million and zero of the total loss recognized on the sale of investment securities was included in the Provision for credit losses, respectively.

The following tables summarize each component of other comprehensive income (loss) and the related tax effects:

	Year ended December 31, 2023
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Investment securities available-for-sale:
Net unrealized holding gains arising during the year	$118,410	$(32,019)	$86,391
Reclassification adjustment for net realized losses included in net income	37,356	(10,037)	27,319
Total investment securities available-for-sale	155,766	(42,056)	113,710
Derivative instruments:
Net unrealized gains arising during the year	5,578	(1,512)	4,066
Reclassification adjustment for net realized losses included in net income	2,659	(720)	1,939
Total derivative instruments	8,237	(2,232)	6,005
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during the year	16,183	(4,389)	11,794
Reclassification adjustment for actuarial net loss amortization and other included in net income	3,952	(1,072)	2,880
Total defined benefit pension and postretirement benefit plans	20,135	(5,461)	14,674
Other comprehensive income, net of tax	$184,138	$(49,749)	$134,389

	Year ended December 31, 2022
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Investment securities available-for-sale:
Net unrealized holding (losses) arising during the year	$(878,366)	$237,710	$(640,656)
Reclassification adjustment for net realized losses included in net income	6,751	(1,791)	4,960
Total investment securities available-for-sale	(871,615)	235,919	(635,696)
Derivative instruments:
Net unrealized (losses) arising during the year	(24,440)	6,630	(17,810)
Reclassification adjustment for net realized losses included in net income	3,932	(1,066)	2,866
Total derivative instruments	(20,508)	5,564	(14,944)
Defined benefit pension and other postretirement benefit plans:
Net actuarial (loss) arising during the year	(18,319)	4,969	(13,350)
Reclassification adjustment for net actuarial loss amortization included in net income	2,210	(600)	1,610
Total defined benefit pension and postretirement benefit plans	(16,109)	4,369	(11,740)
Other comprehensive (loss), net of tax	$(908,232)	$245,852	$(662,380)

	Year ended December 31, 2021
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Investment securities available-for-sale:
Net unrealized holding (losses) arising during the year	$(85,368)	$22,480	$(62,888)
Total investment securities available-for-sale	(85,368)	22,480	(62,888)
Derivative instruments:
Net unrealized (losses) arising during the year	(23,216)	6,107	(17,109)
Reclassification adjustment for net realized losses included in net income	4,415	(1,154)	3,261
Total derivative instruments	(18,801)	4,953	(13,848)
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during the year	12,052	(3,176)	8,876
Reclassification adjustment for net actuarial loss amortization included in net income	4,102	(1,078)	3,024
Total defined benefit pension and postretirement benefit plans	16,154	(4,254)	11,900
Other comprehensive (loss), net of tax	$(88,015)	$23,179	$(64,836)

Note 14: Regulatory Capital and Restrictions
Capital Requirements
The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and/or the regulatory framework for prompt corrective action (applies to the Bank only), both the Holding Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by Basel III to ensure capital adequacy require the Holding Company and the Bank to maintain minimum ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Capital, as defined in the regulations. CET1 capital consists of common stockholders’ equity less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. At the time of initial adoption of the Basel III Capital Rules, the Company had elected to opt-out of the requirement to include certain components of AOCI in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes qualifying subordinated debt and the permissible portion of the ACL.
At December 31, 2023, and 2022, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to year-end that would change this designation.
The following table provides information on the regulatory capital ratios for the Holding Company and the Bank:

	At December 31, 2023
	Actual (1)		Minimum Requirement		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,188,433	11.11%	$2,507,190	4.5%	$3,621,497	6.5%
Tier 1 Risk-Based Capital	6,472,412	11.62	3,342,920	6.0	4,457,227	8.0
Total Risk-Based Capital	7,643,423	13.72	4,457,227	8.0	5,571,534	10.0
Tier 1 Leverage Capital	6,472,412	9.06	2,857,890	4.0	3,572,362	5.0
Webster Bank
CET1 Risk-Based Capital	$6,913,443	12.43%	$2,502,835	4.5%	$3,615,206	6.5%
Tier 1 Risk-Based Capital	6,913,443	12.43	3,337,113	6.0	4,449,484	8.0
Total Risk-Based Capital	7,494,332	13.47	4,449,484	8.0	5,561,855	10.0
Tier 1 Leverage Capital	6,913,443	9.69	2,855,212	4.0	3,569,015	5.0

	At December 31, 2022
	Actual (1)		Minimum Requirement		Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$5,822,369	10.71%	$2,446,344	4.5%	$3,533,608	6.5%
Tier 1 Risk-Based Capital	6,106,348	11.23	3,261,792	6.0	4,349,056	8.0
Total Risk-Based Capital	7,203,029	13.25	4,349,056	8.0	5,436,320	10.0
Tier 1 Leverage Capital	6,106,348	8.95	2,730,212	4.0	3,412,765	5.0
Webster Bank
CET1 Risk-Based Capital	$6,661,504	12.28%	$2,442,058	4.5%	$3,527,417	6.5%
Tier 1 Risk-Based Capital	6,661,504	12.28	3,256,078	6.0	4,341,437	8.0
Total Risk-Based Capital	7,165,935	13.20	4,341,437	8.0	5,426,796	10.0
Tier 1 Leverage Capital	6,661,504	9.77	2,727,476	4.0	3,409,345	5.0
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
The Bank paid the Holding Company $600.0 million and $475.0 million in dividends during the years ended December 31, 2023, and 2022, respectively, for which no express approval from the OCC was required.
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
The Rabbi Trusts' assets are included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. Investment earnings and any changes in fair value are included in Other income on the accompanying Consolidated Statements of Income. Additional information regarding the Rabbi Trusts' investments can be found within Note 18: Fair Value Measurements.
Non-Consolidated
Low Income Housing Tax Credit Investments. The Company makes non-marketable equity investments in entities that sponsor affordable housing and other community development projects that qualify for the LIHTC Program pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is not only to assist the Bank in meeting its responsibilities under the CRA, but also to provide a return, primarily through the realization of tax benefits. While the Company's investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as the Company is not the primary beneficiary. The Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The Company applies the proportional amortization method to subsequently measure its investments in qualified affordable housing projects.
The following table summarizes the Company's LIHTC investments and related unfunded commitments:

	At December 31,
(In thousands)	2023	2022
Gross investment in LIHTC investments	$1,135,192	$797,453
Accumulated amortization	(141,199)	(69,424)
Net investment in LIHTC investments	$993,993	$728,029

Unfunded commitments for LIHTC investments	$549,258	$335,959
The aggregate carrying value of the Company's LIHTC investments is included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets and represents the Company's maximum exposure to loss. The related unfunded commitments are included in Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. There were $334.9 million and $211.8 million of net commitments approved to fund LIHTC investments during the years ended December 31, 2023, and 2022.
Webster Statutory Trust. The Company owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The Company is not the primary beneficiary of Webster Statutory Trust. Webster Statutory Trust's only assets are junior subordinated debentures that are issued by the Company, which were acquired using the proceeds from the issuance of trust preferred securities and common stock. The junior subordinated debentures are included in Long-term debt on the accompanying Consolidated Balance Sheets, and the related interest expense is included in Long-term debt on the accompanying Consolidated Statements of Income. Additional information regarding these junior subordinated debentures can be found within Note 11: Borrowings.

Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company's other non-marketable investments was $190.1 million and $144.9 million at December 31, 2023, and 2022, respectively, which is included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $307.2 million and $243.9 million, respectively. Additional information regarding other non-marketable investments can be found within Note 18: Fair Value Measurements.

Note 16: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Years ended December 31,
(In thousands, except per share data)	2023	2022	2021
Net income	$867,840	$644,283	$408,864
Less: Preferred stock dividends	16,650	15,919	7,875
Net income available to common stockholders	851,190	628,364	400,989
Less: Earnings allocated to participating securities	7,922	5,672	2,302
Earnings applicable to common stockholders	$843,268	$622,692	$398,687

Weighted-average common shares outstanding - basic	171,775	167,452	89,983
Add: Effect of dilutive stock options and restricted stock	108	95	223
Weighted-average common shares outstanding - diluted	171,883	167,547	90,206

Basic earnings per common share	$4.91	$3.72	$4.43
Diluted earnings per common share	4.91	3.72	4.42
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
Potential common shares from performance-based restricted stock that were not included in the computation of dilutive earnings per common share, because they were anti-dilutive under the treasury stock method, were 204,945, 176,177, and 56,829 for the years ended December 31, 2023, 2022, and 2021, respectively. Additional information regarding stock options and restricted stock awards can be found within Note 20: Share-Based Plans.

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
The following table presents the notional amounts and fair values, including accrued interest, of derivative positions:

	At December 31, 2023
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$2,750,000	$11,140	$2,700,000	$13,679
Not designated as hedging instruments:
Interest rate derivatives (1)	8,284,356	319,122	8,272,197	321,064
Mortgage banking derivatives (2)	2,798	37	—	—
Other (3)	340,553	337	731,055	1,067
Total not designated as hedging instruments	8,627,707	319,496	9,003,252	322,131
Gross derivative instruments, before netting	$11,377,707	330,636	$11,703,252	335,810
Less: Master netting agreements		55,949		55,949
Cash collateral received/paid		232,190		—
Total derivative instruments, after netting		$42,497		$279,861

	At December 31, 2022
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$1,350,000	$1,515	$1,750,000	$9,632
Not designated as hedging instruments:
Interest rate derivatives (1)	7,024,507	221,225	7,022,844	403,952
Mortgage banking derivatives (2)	3,283	32	—	—
Other (3)	161,934	134	606,478	915
Total not designated as hedging instruments	7,189,724	221,391	7,629,322	404,867
Gross derivative instruments, before netting	$8,539,724	222,906	$9,379,322	414,499
Less: Master netting agreements		16,129		16,129
Cash collateral received/paid		184,095		—
Total derivative instruments, after netting		$22,682		$398,370
(1)Balances related to clearing houses are presented as a single unit of account. In accordance with their rule books, clearing houses legally characterize variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through clearing houses included $0.1 billion and $2.7 billion for asset derivatives at December 31, 2023, and 2022, respectively. The related fair values approximate zero. For liability derivatives, there were no interest rate swaps cleared through clearing houses at both December 31, 2023, and 2022.
(2)Notional amounts related to residential loans exclude approved floating rate commitments of $1.0 million and $2.4 million at December 31, 2023, and 2022, respectively.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements include $299.2 million and $125.6 million for asset derivatives and $682.9 million and $559.2 million for liability derivatives at December 31, 2023, and 2022, respectively, which have insignificant related fair values.

The following tables represent the off-setting of derivative financial instruments that are subject to master netting agreements:

	At December 31, 2023
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Paid	Net Amount Presented
Asset derivatives	$289,778	$55,949	$232,190	$1,639
Liability derivatives	55,949	55,949	—	—

	At December 31, 2022
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Paid	Net Amount Presented
Asset derivatives	$217,246	$16,129	$184,095	$17,022
Liability derivatives	16,129	16,129	—	—

Derivative Activity
The following table summarizes the income statement effect of derivatives designated as hedging instruments:

	Recognized In	Years ended December 31,
(In thousands)	Net Interest Income	2023	2022	2021
Fair value hedges:
Interest rate derivatives	Deposits interest expense	$3,194	$—	$—
Hedged item	Deposits interest expense	(15)	—	—
Net recognized on fair value hedges		$(3,179)	$—	$—
Cash flow hedges:
Interest rate derivatives	Long-term debt interest expense	$310	$306	$411
Interest rate derivatives	Interest and fees on loans and leases	(14,628)	1,935	10,676
Net recognized on cash flow hedges		$(14,938)	$1,629	$10,265
The following table summarizes information related to fair value hedging adjustments:

Consolidated Balance Sheet Line Item in Which Previously Hedged Item is Located	Notional Amount of Previously Hedged Item		Carrying Amount of Previously Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount (1)
	At December 31,		At December 31,		At December 31,
(In thousands)	2023	2022	2023	2022	2023	2022
Deposits	$400,000	$—	$401,320	$—	$1,320	$—
Long-term debt	300,000	300,000	328,104	333,458	28,104	33,458
(1)The Company de-designated its fair value hedging relationships on its deposits and long-term debt in 2023 and 2020, respectively. The basis adjustment included in each of the carrying amounts is being amortized into interest expense over the remaining life of the deposits and long-term debt.
Time-value premiums, which are amortized on a straight-line basis, are excluded from the assessment of hedge effectiveness for purchased options designated as cash flow hedges. The remaining unamortized balance of time-value premiums at December 31, 2023, was $0.5 million. Over the next twelve months, an estimated $21.9 million decrease to interest income will be reclassified from (AOCL) relating to cash flow hedge gain/loss. The maximum length of time over which forecasted transactions are hedged is 3.3 years. Additional information regarding cash flow hedge activity impacting (AOCL) and the related amounts reclassified to net income can be found within Note 13: Accumulated Other Comprehensive (Loss) Income, Net of Tax.
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Years ended December 31,
(In thousands)	Non-interest Income	2023	2022	2021
Interest rate derivatives	Other income	$(6,159)	$25,092	$10,369
Mortgage banking derivatives	Mortgage banking activities	5	(48)	(776)
Other	Other income	(2,476)	3,249	878
Total not designated as hedging instruments		$(8,630)	$28,293	$10,471

Derivative Exposure. At December 31, 2023, the Company had $3.0 million in initial margin posted at clearing houses. In addition, $232.7 million of cash collateral received is included in Cash and due from banks on the accompanying Consolidated Balance Sheets. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to derivatives with the Bank's customers was $40.8 million at December 31, 2023. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to derivatives with the Bank's customers totaled $109.8 million at December 31, 2023. The Company has incorporated a credit valuation adjustment (contra-liability) to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $6.2 million and $8.4 million at December 31, 2023, and 2022, respectively. Various factors impact changes in the valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has a process in place to challenge their valuations and methodologies. Government agency debentures, Municipal bonds and notes, Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, Corporate debt, Private label MBS, and Other available-for-sale securities are classified within Level 2 of the fair value hierarchy.
Derivative Instruments. The fair values presented for derivative instruments include any accrued interest. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and accordingly are classified within Level 1 of the fair value hierarchy. Except for mortgage banking derivatives, all other derivative instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is then validated against valuations performed by dealer counterparties. These derivative instruments are classified within Level 2 of the fair value hierarchy.
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
The following table compares the fair value to the unpaid principal balance of originated loans held for sale:

	At December 31,
	2023			2022
(In thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Originated loans held for sale	$2,610	$2,658	$(48)	$1,991	$1,631	$360
Rabbi Trust Investments. Investments held in each of the Company's Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. Accordingly, the Rabbi Trusts' investments are classified within Level 1 of the fair value hierarchy. At December 31, 2023, and 2022, the total cost basis of the investments held in the Rabbi Trusts was $9.2 million and $10.0 million, respectively.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At December 31, 2023, and 2022, equity investments with a readily determinable fair value had a total carrying amount of $0.9 million and $0.4 million, respectively, with no remaining unfunded commitment. During the year ended December 31, 2023, there were total write-ups in fair value of $0.5 million associated with these alternative investments.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company's alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At December 31, 2023, and 2022, these alternative investments had a total carrying amount of $35.9 million and $89.2 million, respectively, and a remaining unfunded commitment of $29.8 million and $82.7 million, respectively.
Contingent Consideration. The Company recorded $16.0 million of contingent consideration at fair value related to two earn-out agreements associated with the acquisition of interLINK on January 11, 2023. The terms of the purchase agreement specified that the seller would receive earn-outs based on the ability of the Company to: (i) re-sign the existing broker dealers under contract, and (ii) generate $2.5 billion in new broker dealer deposit programs within three years of the acquisition date. The estimated fair values of the contingent consideration liabilities are measured on a recurring basis and determined using an income approach considering management’s evaluation of the probability of achievement, forecasted achievement date (payment term), and a discount rate equivalent to the counterparty cost of debt. These significant inputs, which are the responsibility of management and calculated with the assistance of a third-party valuation specialist, are not observable, and accordingly, are classified within Level 3 of the fair value hierarchy.
The following table summarizes the unobservable inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities at December 31, 2023 (dollars in thousands):

Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers	$4,826	99.0%	1.88	6.40%	$4,232
(ii) Deposit program growth	$12,500	100.0%	1.00	6.40%	$11,568
Contingent consideration liabilities are included within Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Any fair value adjustments to contingent consideration liabilities are included in Other expense on the accompanying Consolidated Statements of Income.

The following table summarizes the fair values of assets and liabilities measured at fair value on a recurring basis:

	At December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$264,633	$—	$264,633
Municipal bonds and notes	—	1,573,233	—	1,573,233
Agency CMO	—	48,941	—	48,941
Agency MBS	—	3,347,098	—	3,347,098
Agency CMBS	—	2,288,071	—	2,288,071
CMBS	—	763,749	—	763,749
Corporate debt	—	622,155	—	622,155
Private label MBS	—	42,808	—	42,808
Other	—	9,041	—	9,041
Total available-for-sale securities	—	8,959,729	—	8,959,729
Gross derivative instruments, before netting (1)	217	330,419	—	330,636
Originated loans held for sale	—	2,610	—	2,610
Investments held in Rabbi Trusts	11,900	—	—	11,900
Alternative investments	959	—	—	959
Alternative investments measured at NAV (2)	—	—	—	35,888
Total financial assets	$13,076	$9,292,758	$—	$9,341,722
Financial Liabilities:
Gross derivative instruments, before netting (1)	$970	$334,840	$—	$335,810
Contingent consideration	—	—	15,800	15,800
Total financial liabilities	$970	$334,840	$15,800	$351,610

	At December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale investment securities:
U.S. Treasury notes	$717,040	$—	$—	$717,040
Government agency debentures	—	258,374	—	258,374
Municipal bonds and notes	—	1,633,202	—	1,633,202
Agency CMO	—	59,965	—	59,965
Agency MBS	—	2,158,024	—	2,158,024
Agency CMBS	—	1,406,486	—	1,406,486
CMBS	—	896,640	—	896,640
CLO	—	2,107	—	2,107
Corporate debt	—	704,412	—	704,412
Private label MBS	—	44,249	—	44,249
Other	—	12,198	—	12,198
Total available-for-sale securities	717,040	7,175,657	—	7,892,697
Gross derivative instruments, before netting (1)	79	222,827	—	222,906
Originated loans held for sale	—	1,991	—	1,991
Investments held in Rabbi Trust	12,103	—	—	12,103
Alternative investments	430	—	—	430
Alternative investments measured at NAV (2)	—	—	—	89,248
Total financial assets	$729,652	$7,400,475	$—	$8,219,375
Financial Liabilities:
Gross derivative instruments, before netting (1)	$843	$413,656	$—	$414,499
(1)Additional information regarding the impact of netting derivative assets and derivative liabilities, as well as the impact from offsetting cash collateral paid to the same derivative counterparties, can be found within Note 17: Derivative Financial Instruments.
(2)Certain alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets at fair value on a non-recurring basis. The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At December 31, 2023, and 2022, the carrying amount of these alternative investments was $53.1 million and $42.8 million, respectively, of which $7.9 million and $5.9 million, respectively, were considered to be measured at fair value. During the year ended December 31, 2023, there were $1.8 million of total net write-ups due to observable price changes and $1.0 million of total write-downs due to impairment.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At December 31, 2023, and 2022, there were $3.9 million and zero loans transferred to held for sale on the accompanying Consolidated Balance Sheets, respectively.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At December 31, 2023, and 2022, the total carrying value of OREO and repossessed assets was $9.1 million and $2.3 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that are in the process of foreclosure at December 31, 2023, was $8.7 million.
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
Held-to-Maturity Securities. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service's results and has a process in place to challenge their valuations and methodologies. Held-to-maturity securities, which include Agency CMO, Agency MBS, Agency CMBS, Municipal bonds and notes, and CMBS, are classified within Level 2 of the fair value hierarchy.
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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing rights:

	At December 31,
	2023		2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$1,715,795	$1,715,795	$839,943	$839,943
Level 2
Held-to-maturity investment securities	7,074,588	6,264,623	6,564,697	5,761,453
Level 3
Loans and leases, net	50,090,315	48,048,106	49,169,685	47,604,463
Mortgage servicing rights	8,523	24,495	9,515	27,043
Liabilities:
Level 2
Deposit liabilities	$52,319,825	$52,319,825	$49,893,391	$49,893,391
Time deposits	8,464,459	8,426,708	4,160,949	4,091,979
Securities sold under agreements to repurchase and other borrowings	458,387	458,380	1,151,830	1,151,797
FHLB advances	2,360,018	2,358,381	5,460,552	5,459,218
Long-term debt (1)	1,048,820	999,918	1,073,128	1,001,779
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
In connection with the merger with Sterling, on January 31, 2022, the Company assumed the benefit obligations of Sterling's non-qualified SERP and OPEB plans, which included the Astoria Bank Excess Benefit and Supplemental Benefit Plans, Astoria Bank Directors' Retirement Plan, Retirement Plan of the Greater New York Savings Bank for Non-Employee Directors, Supplemental Executive Retirement Plan of Provident Bank, Supplemental Executive Retirement Plan of Provident Bank - Other, Sterling Bancorp Supplemental Postretirement Life Insurance Plan, Astoria Bank Postretirement Welfare Benefit Plans, and a Split Dollar Life Insurance Arrangement.
Each of the plan's measurement dates, including the plans assumed from Sterling in the merger, coincides with the Company's December 31 year end.
The following table summarizes the changes in the benefit obligation, fair value of plan assets, and funded status of the defined benefit pension and postretirement benefit plans at December 31:

	Pension		SERP		OPEB
(In thousands)	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Beginning balance	$187,836	$250,263	$4,245	$1,873	$22,822	$1,904
Benefit obligation assumed from Sterling	—	—	—	4,517	—	26,030
Service cost	—	—	—	—	27	34
Interest cost	8,782	5,565	191	107	1,042	652
Actuarial (gain) loss	3,333	(57,751)	183	(581)	(382)	(4,992)
Benefits paid	(9,965)	(10,241)	(480)	(1,671)	(840)	(806)
Ending balance	189,986	187,836	4,139	4,245	22,669	22,822
Change in plan assets:
Beginning balance	201,382	271,846	—	—	—	—
Actual return on plan assets	25,750	(60,223)	—	—	—	—
Employer contributions	—	—	480	1,671	840	806
Benefits paid	(9,965)	(10,241)	(480)	(1,671)	(840)	(806)
Ending balance	217,167	201,382	—	—	—	—
Funded status (1)	$27,181	$13,546	$(4,139)	$(4,245)	$(22,669)	$(22,822)
(1)The overfunded (underfunded) status of each plan is respectively included in Accrued interest receivable and other assets or Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets, as applicable.
The following table summarizes the weighted-average assumptions used to determine the benefit obligation at December 31:

	Discount Rate
	2023	2022
Pension:
Webster Bank Pension Plan	4.76%	4.96%
SERP:
Webster Bank Supplemental Defined Benefit Plan for Executive Officers	4.68%	4.88%
Astoria Bank Excess Benefit and Supplemental Benefit Plans	4.56	4.77
Astoria Bank Directors' Retirement Plan	4.50	4.70
Retirement Plan of the Greater New York Savings Bank for Non-Employee Directors	4.50	4.70
Supplemental Executive Retirement Plan of Provident Bank	4.83	5.04
Supplemental Executive Retirement Plan of Provident Bank - Other	4.71	4.90
OPEB:
Webster Bank Postretirement Medical Benefit Plan	4.54%	4.72%
Sterling Bancorp Supplemental Postretirement Life Insurance Plan	4.51	4.70
Astoria Bank Postretirement Welfare Benefit Plans	4.74	4.94
Split Dollar Life Insurance Arrangement	4.45	4.63

The following table summarizes the amounts recorded in accumulated other comprehensive (loss) income that have not yet been recognized in net periodic benefit cost (income) at December 31:

	Pension		SERP		OPEB
(In thousands)	2023	2022	2023	2022	2023	2022
Net actuarial loss (gain)	$41,296	$56,717	$312	$50	$(3,231)	$(5,573)
Deferred tax (benefit) expense	(11,201)	(15,383)	(85)	(14)	876	1,512
Net amount recorded in (AOCL)	$30,095	$41,334	$227	$36	$(2,355)	$(4,061)
The following table summarizes the components of net periodic benefit cost (income) for the years ended December 31:

	Pension			SERP			OPEB
(In thousands)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$—	$—	$—	$—	$—	$—	$27	$34	$—
Interest cost	8,782	5,565	4,663	191	107	30	1,042	652	19
Expected return on plan assets	(11,778)	(14,675)	(14,385)	—	—	—	—	—	—
Amortization of actuarial loss (gain)	4,781	2,224	4,102	6	26	38	(2,704)	(40)	(38)
Net periodic benefit cost (income) (1)	$1,785	$(6,886)	$(5,620)	$197	$133	$68	$(1,635)	$646	$(19)
(1)Net periodic benefit cost (income) is included in Other expense on the accompanying Consolidated Statements of Income.
The following table summarizes the weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31:

	Discount Rate
	2023	2022	2021
Pension:
Webster Bank Pension Plan	4.96%	2.65%	2.29%
SERP:
Webster Bank Supplemental Defined Benefit Plan for Executive Officers	4.88%	2.45%	1.91%
Astoria Bank Excess Benefit and Supplemental Benefit Plans	4.77	2.58	n/a
Astoria Bank Directors' Retirement Plan	4.70	2.23	n/a
Retirement Plan of the Greater New York Savings Bank for Non-Employee Directors	4.70	2.37	n/a
Supplemental Executive Retirement Plan of Provident Bank	5.04	2.76	n/a
Supplemental Executive Retirement Plan of Provident Bank - Other	4.90	2.38	n/a
OPEB:
Webster Bank Postretirement Medical Benefit Plan	4.72%	1.99%	1.40%
Sterling Bancorp Supplemental Postretirement Life Insurance Plan	4.70	2.35	n/a
Astoria Bank Postretirement Welfare Benefit Plans	4.94	2.93	n/a
Split Dollar Life Insurance Arrangement	4.63	2.20	n/a

	Expected Long-Term Rate of Return on Plan Assets
	2023	2022	2021
Pension:
Webster Bank Pension Plan	6.00%	5.50%	5.50%

	Assumed Health Care Cost Trend Rate (1)
	2023	2022	2021
OPEB:
Webster Bank Postretirement Medical Benefit Plan	6.50%	6.25%	6.50%
Astoria Bank Postretirement Welfare Benefit Plans	6.40	6.60	n/a
(1)The rates to which the healthcare cost trend rates are assumed to decline (ultimate trend rates) along with the year that the ultimate trend rates will be reached for the Webster Bank Postretirement Medical Benefit Plan and the Astoria Bank Postretirement Welfare Benefit Plans are 4.40% in 2032, and 4.50% in 2033, respectively.
The discount rates used to determine the benefit obligation and net periodic benefit cost (income) for the Company's defined benefit pension and postretirement benefit plans were generally selected by reference to a high-quality bond yield curve, using a full yield curve approach, and matched to the timing and amount of each plan's expected benefit payments.

The following table summarizes amounts recognized in other comprehensive (loss) income, including reclassification adjustments, for the years ended December 31:

	Pension			SERP			OPEB
(In thousands)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net actuarial (gain) loss	$(10,639)	$17,148	$(12,008)	$183	$(581)	$(77)	$(382)	$(4,992)	$33
Amounts reclassified from (AOCL)	(4,781)	(2,224)	(4,102)	(6)	(26)	(38)	2,704	40	38
Total (gain) loss recognized in OCI (OCL)	$(15,420)	$14,924	$(16,110)	$177	$(607)	$(115)	$2,322	$(4,952)	$71
At December 31, 2023, the expected future benefit payments for the Company's defined benefit pension and postretirement benefits plans are as follows:

(In thousands)	Pension	SERP	OPEB
2024	$10,634	$489	$2,926
2025	11,038	473	2,789
2026	11,429	455	2,552
2027	11,864	433	2,339
2028	12,246	409	2,083
Thereafter	64,148	1,646	7,393
Asset Management
The Pension Plan invests primarily in common collective trusts and registered investment companies. However, the Pension Plan's investment policy guidelines also allow for the investment in cash and cash equivalents, fixed income securities, and equity securities. Common collective trusts and registered investment companies are both benchmarked against the Standard & Poor's 500 Index. Incremental benchmarks used to assess the common collective trusts include the S&P 400 Mid Cap Index, Russell 200 Index, MSCI ACWI ex U.S. Index, and the Barclay's Capital U.S. Long Credit Index. The standard deviation should not exceed that of the composite index. The Pension Plan's investment strategy and asset allocations are monitored by the Company's Retirement Plans Committee with the assistance of external investment advisors, and the investment portfolio is rebalanced, as appropriate. The target asset allocation percentages for the year ended December 31, 2023, were 64.5%
fixed-income investments and 35.5% equity investments. The actual asset allocation percentages for the year ended
December 31, 2023, were 64.2% fixed-income investments, 35.2% equity investments, and 0.6% cash and cash equivalents.
The overall investment objective of the Pension Plan is to maintain a diversified portfolio with a targeted expected long-term rate of return on plan assets of approximately 6.00%. The expected long-term rate of return on plans assets is the average rate of return expected to be realized on funds invested, or expected to be invested, to provide for the benefits included in the benefit obligation. The expected long-term rate of return on plans assets is generally established as of the beginning of the year based upon historical and projected returns for each asset category, with subsequent remeasurements occurring in interim periods, as appropriate. Depending on market conditions, the expected long-term rate of return on plan assets may exceed or fall short of the targeted percentage.
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

The following table sets forth by level within the fair value hierarchy the Pension Plan's assets at fair value:

	At December 31,
	2023				2022
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$195,004	$—	$195,004	$—	$172,941	$—	$172,941
Registered investment companies	20,965	—	—	20,965	26,923	—	—	26,923
Cash and cash equivalents	1,198	—	—	1,198	1,518	—	—	1,518
Total pension plan assets	$22,163	$195,004	$—	$217,167	$28,441	$172,941	$—	$201,382
Multiple-Employer Defined Benefit Pension Plan
The Bank participates in a multi-employer plan that provides pension benefits to former employees of a bank acquired by the Company. Participation in the plan was frozen as of September 1, 2004. The plan maintains a single trust and does not segregate the assets or liabilities of its participating employers. Minimum required employer contributions are determined by an independent actuary and are calculated using a 15-year shortfall amortization factor. There are no collective bargaining agreements or other obligations requiring contributions to the plan, nor has a funding improvement plan been implemented.
The following table summarizes information related to the Bank's participation in the multi-employer plan:

(In thousands)				Contributions Years Ended December 31,			Funded Status At December 31,
Plan Name	Employer Identification Number	Plan Number	Surcharge Imposed	2023	2022	2021	2023	2022
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888	333	No	$448	$448	$692	At least 80 percent	At least 80 percent
The Bank's contributions to the multi-employer plan for the years ended December 31, 2023, 2022, and 2021, did not exceed more than 5% of total plan contributions for the plan years ended June 30, 2022, 2021, and 2020. The plan's Form 5500 was not available for the plan year ended June 30, 2023, as of the date the Company's Consolidated Financial Statements were issued. As of July 1, 2023, the date of the most recent actuarial valuation, the plan administrator confirmed that the Bank’s portion of the multi-employer plan was $3.1 million underfunded.
Defined Contribution Postretirement Benefit Plans
The Bank also sponsors defined contribution postretirement benefit plans established under Section 401(k) of the Internal Revenue Code:
Webster Bank Retirement Savings Plan. Employees who have attained age 21 may elect to contribute up to 75% of their eligible compensation on either a pre-tax or post-tax basis. The Bank makes matching contributions equal to 100% of the first 2% and 50% of the next 6% of employees contributions after employees have completed one year of eligible service. If an employee fails to enroll in the plan within 90 days of hire, the employee will be automatically enrolled on a pre-tax basis with a deferral rate set at 3% of eligible compensation. As of December 31, 2023, individuals who became employees of the Company as a result of the merger with Sterling were not eligible to participate in the plan.
Sterling National Bank 401k and Profit Sharing Plan. Eligible legacy Sterling employees as January 31, 2022, who are now employees of the Company may elect to contribute up to 50% of their eligible compensation on either a pre-tax or post-tax basis. The Bank makes matching contributions equal to 50% of employee contributions up to 4% of eligible compensation, for a maximum match of 2%, and a profit sharing contribution equal to 3% of eligible compensation for all eligible legacy Sterling employees, regardless of whether they had contributed to the plan in the current year. The plan also includes an automatic employee deferral increase provision, whereby deferral contributions for participants who had been automatically enrolled in the plan will increase by 1% every January 1 up to 10%.
Compensation and benefits expense included total employer contributions under the plans of $20.3 million, $18.2 million, and $13.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 20: Share-Based Plans
The Company maintains a stock compensation plan that provides for the grant of stock options, stock appreciation rights, restricted stock, performance-based stock, and stock units to better align the interests of its employees and directors with those of its stockholders. The total number of shares of Webster common stock authorized for issuance under the plan is 21.4 million shares. At December 31, 2023, there were 4.5 million shares available to be granted. Stock compensation expense is recognized over the required service vesting period for each award based on the grant-date fair value and is included in Compensation and benefits on the accompanying Consolidated Statements of Income.
The following table summarizes stock-based compensation plan activity for the year ended December 31, 2023:

	Non-Vested Restricted Stock Awards Outstanding				Stock Options Outstanding
	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance, beginning of period	1,479,742	$50.47	310,374	$57.65	88,229	$23.76
Granted	937,735	51.35	286,161	48.86	—	—
Vested	(740,748)	48.88	(60,988)	60.24	—	—
Forfeited	(77,310)	51.62	(15,544)	55.54	—	—
Exercised	—	—	—	—	(77,257)	23.00
Balance, end of period	1,599,419	52.72	520,003	52.58	10,972	29.14
Restricted Stock Awards
Time-based restricted stock awards vest over the applicable service period ranging from one to three years. Under the plan, the number of time-based restricted stock awards that may be granted to an eligible individual per calendar year is limited to 300,000 shares. The fair value of time-based restricted stock awards used to determine compensation expense is measured using the closing price of Webster common stock at the grant date.
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
For the years ended December 31, 2023, 2022, and 2021, the Company recognized restricted stock compensation expense totaling $54.5 million, $55.1 million, and $13.7 million, respectively. The corresponding income tax benefit recognized was $13.9 million, $12.0 million, and $5.4 million, respectively. The fair value of restricted stock awards that had vested during the years ended December 31, 2023, 2022, and 2021, was $39.9 million, $51.7 million, and $12.5 million, respectively. At December 31, 2023, there was $40.0 million of unrecognized restricted stock expense related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.
Stock Options
Stock options are granted at an exercise price equal to the market value of Webster common stock on the grant date. Each stock option grants the holder the right to acquire one share of Webster common stock over a contractual life of ten years. The Company has not granted stock options since 2013. At December 31, 2023, there were 10,278 and 694 incentive and non-qualified stock options outstanding, respectively, which have a weighted-average remaining contractual life of 1.1 years, and all of which have vested and are exercisable.
Total pre-tax intrinsic value, or the difference between the Webster common stock closing price on the last trading day of the year and the weighted-average exercise price multiplied by the number of shares, represents the aggregate intrinsic value that would have been received by the option holders had all of their outstanding options been exercised on December 31, 2023. At December 31, 2023, the total pre-tax intrinsic value was $0.2 million. For the years ended December 31, 2023, 2022, and 2021, the total intrinsic value of the options exercised was $2.2 million, $1.0 million, and $9.0 million, respectively. The amount of cash received from the exercise of stock options during the years ended December 31, 2023, 2022, and 2021, was $1.8 million, $0.7 million, and $7.1 million, respectively.

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
In connection with the acquisition of interLINK on January 11, 2023, the $143.2 million of goodwill recorded was allocated entirely to Commercial Banking. In addition, as previously discussed in Note 2: Mergers and Acquisitions and Note 8: Goodwill and Other Intangible Assets, the allocation of the purchase price for both the Sterling merger and Bend acquisition was final as of March 31, 2023. As a result, of the total $1.9 billion in goodwill recorded in connection with the Sterling merger, $1.7 billion and $0.2 billion was allocated to Commercial Banking and Consumer Banking, respectively. The $35.7 million of goodwill recorded in connection with the Bend acquisition was allocated entirely to HSA Bank.
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
The following table presents balance sheet information, including the appropriate allocations, for the Company's reportable segments and the Corporate and Reconciling category:

	At December 31, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$2,029,204	$57,485	$544,776	$—	$2,631,465
Total assets	43,381,361	122,421	10,789,339	20,652,128	74,945,249

	At December 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,904,291	$57,779	$552,034	$—	$2,514,104
Total assets	44,380,582	122,729	10,625,334	16,148,876	71,277,521

The following tables present operating results, including the appropriate allocations, for the Company’s reportable segments and the Corporate and Reconciling category:

	Year ended December 31, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$1,537,031	$302,856	$798,483	$(301,101)	$2,337,269
Non-interest income	132,660	88,113	107,456	(13,892)	314,337
Non-interest expense	439,290	168,160	425,281	383,624	1,416,355
Pre-tax, pre-provision net revenue	1,230,401	222,809	480,658	(698,617)	1,235,251
Provision for credit losses	131,237	—	11,972	7,538	150,747
Income before income taxes	1,099,164	222,809	468,686	(706,155)	1,084,504
Income tax expense	246,212	58,822	118,108	(206,478)	216,664
Net income	$852,952	$163,987	$350,578	$(499,677)	$867,840

	Year ended December 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$1,346,384	$218,149	$720,789	$(251,036)	$2,034,286
Non-interest income	171,437	104,586	119,691	45,069	440,783
Non-interest expense	398,100	151,329	426,133	420,911	1,396,473
Pre-tax, pre-provision net revenue	1,119,721	171,406	414,347	(626,878)	1,078,596
Provision (benefit) for credit losses	276,550	—	(3,754)	7,823	280,619
Income before income taxes	843,171	171,406	418,101	(634,701)	797,977
Income tax expense	207,188	45,937	108,657	(208,088)	153,694
Net income	$635,983	$125,469	$309,444	$(426,613)	$644,283

	Year ended December 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$585,297	$168,595	$375,318	$(228,121)	$901,089
Non-interest income	83,538	102,814	95,887	41,133	323,372
Non-interest expense	192,977	134,258	297,217	120,648	745,100
Pre-tax, pre-provision net revenue	475,858	137,151	173,988	(307,636)	479,361
(Benefit) for credit losses	(51,348)	—	(3,068)	(84)	(54,500)
Income before income taxes	527,206	137,151	177,056	(307,552)	533,861
Income tax expense	134,965	36,619	42,139	(88,726)	124,997
Net income	$392,241	$100,532	$134,917	$(218,826)	$408,864

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

	Year ended December 31, 2023
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$20,527	$81,051	$66,999	$741	$169,318
Loan and lease related fees (1)	17,633	—	—	—	17,633
Wealth and investment services (2)	11,543	—	17,478	(22)	28,999
Other	—	7,062	6,199	4,193	17,454
Revenue from contracts with customers	49,703	88,113	90,676	4,912	233,404
Other sources of non-interest income	82,957	—	16,780	(18,804)	80,933
Total non-interest income	$132,660	$88,113	$107,456	$(13,892)	$314,337

	Year ended December 31, 2022
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$27,663	$97,654	$71,353	$1,802	$198,472
Loan and lease related fees (1)	21,498	—	—	—	21,498
Wealth and investment services	11,350	—	28,957	(30)	40,277
Other	—	6,932	1,493	—	8,425
Revenue from contracts with customers	60,511	104,586	101,803	1,772	268,672
Other sources of non-interest income	110,926	—	17,888	43,297	172,111
Total non-interest income	$171,437	$104,586	$119,691	$45,069	$440,783

	Year ended December 31, 2021
(In thousands)	Commercial Banking	HSA Bank	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$16,933	$94,844	$50,561	$372	$162,710
Wealth and investment services	12,152	—	27,471	(37)	39,586
Other	—	7,970	2,140	—	10,110
Revenue from contracts with customers	29,085	102,814	80,172	335	212,406
Other sources of non-interest income	54,453	—	15,715	40,798	110,966
Total non-interest income	$83,538	$102,814	$95,887	$41,133	$323,372
(1)A portion of loan and lease related fees comprises income generated from factored receivables and payroll financing activities that is within the scope of ASC Topic 606. These Commercial Banking revenue streams were new to the Company in 2022 due to the businesses acquired in connection with the Sterling merger.
(2)Effective as of the fourth quarter of 2022, the wealth and investment services revenue stream for Consumer Banking was impacted by the restructuring of a process in which the Company offers brokerage, investment advisory, and certain insurance-related services to customers. The staff providing these services, who had previously been employees of the Bank, are now employees of a third-party service provider. As a result, the Company now recognizes income from this program on a net basis, which thereby reduces gross reported wealth and investment services non-interest income and the related compensation and benefits non-interest expense on the accompanying Consolidated Statements of Income.
Contracts with customers did not generate significant contract assets and liabilities at December 31, 2023, or 2022.

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

	At December 31,
(In thousands)	2023	2022
Commitments to extend credit	$12,026,597	$11,237,496
Standby letters of credit	482,462	380,655
Commercial letters of credit	54,382	53,512
Total credit-related financial instruments with off-balance sheet risk	$12,563,441	$11,671,663
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
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is recorded under the CECL methodology and included in Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets to provide for the unused portion of commitments to lend that are not unconditionally cancellable by the Company. At December 31, 2023, and 2022, the ACL on unfunded loan commitments totaled $24.7 million and $27.7 million, respectively.

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
Federal Deposit Insurance Corporation Special Assessment
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The final rule levies a special assessment to certain banks at a quarterly rate of 3.36 basis points based on their uninsured deposits balance reported as of December 31, 2022. The special assessment is to be collected for an anticipated total of eight quarterly assessment periods beginning with the first quarter of 2024, which has a payment date of June 28, 2024. Based on the final rule, the Company estimates that its special assessment charge is approximately $47.2 million. However, the FDIC retains the right to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment if actual losses exceed the amounts collected.

Note 24: Parent Company Financial Information
The following tables summarize condensed financial information for the Parent Company only:

CONDENSED BALANCE SHEETS
	December 31,
(In thousands)	2023	2022
Assets:
Cash and due from banks	$406,754	$305,331
Intercompany debt securities	150,000	150,000
Investment in subsidiaries	9,131,026	8,631,202
Alternative investments	59,015	46,349
Other assets	13,314	13,358
Total assets	$9,760,109	$9,146,240
Liabilities and stockholders’ equity:
Senior notes	$458,698	$480,878
Subordinated notes	512,802	514,930
Junior subordinated debt	77,320	77,320
Accrued interest payable	12,693	7,457
Due to subsidiaries	477	3,858
Other liabilities	8,123	5,611
Total liabilities	1,070,113	1,090,054
Stockholders’ equity	8,689,996	8,056,186
Total liabilities and stockholders’ equity	$9,760,109	$9,146,240

CONDENSED STATEMENTS OF INCOME
	Years ended December 31,
(In thousands)	2023	2022	2021
Income:
Dividend income from bank subsidiary	$600,000	$475,000	$200,000
Interest income on securities and interest-bearing deposits	11,259	5,955	3,444
Alternative investments income	1,272	6,416	13,033
Other non-interest income	908	112	75
Total income	613,439	487,483	216,552
Expense:
Interest expense on borrowings	37,933	34,284	16,876
Merger-related expenses	2,111	40,314	16,266
Other non-interest expense	31,600	22,592	15,921
Total expense	71,644	97,190	49,063
Income before income taxes and equity in undistributed earnings of subsidiaries	541,795	390,293	167,489
Income tax benefit	15,106	20,799	3,121
Equity in undistributed earnings of subsidiaries	310,939	233,191	238,254
Net income	$867,840	$644,283	$408,864

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Years ended December 31,
(In thousands)	2023	2022	2021
Net income	$867,840	$644,283	$408,864
Other comprehensive income (loss), net of tax:
Derivative instruments	229	226	226
Other comprehensive income (loss) of subsidiaries	134,160	(662,606)	(65,062)
Other comprehensive income (loss), net of tax	134,389	(662,380)	(64,836)
Comprehensive income (loss)	$1,002,229	$(18,097)	$344,028

CONDENSED STATEMENTS OF CASH FLOWS
	Years ended December 31,
(In thousands)	2023	2022	2021
Operating activities:
Net income	$867,840	$644,283	$408,864
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(310,939)	(233,191)	(238,254)
Common stock contribution to charitable foundation	—	10,500	—
Other, net	(8,312)	(2,853)	3,562
Net cash provided by operating activities	548,589	418,739	174,172
Investing activities:
Alternative investments (capital call), net of distributions	(13,070)	(16,292)	(6,304)
Net cash received in business combination	—	193,238	—
Net cash (used in) provided by investing activities	(13,070)	176,946	(6,304)
Financing activities:
Repayment of long-term debt	(16,752)	—	—
Dividends paid to common stockholders	(278,155)	(247,767)	(145,223)
Dividends paid to preferred stockholders	(16,650)	(13,725)	(7,875)
Exercise of stock options	1,723	703	3,492
Common stock repurchase program	(107,984)	(322,103)	—
Common shares acquired related to stock compensation plan activity	(16,278)	(23,655)	(4,384)
Net cash (used in) financing activities	(434,096)	(606,547)	(153,990)

Net increase (decrease) in cash and cash equivalents	101,423	(10,862)	13,878
Cash and cash equivalents, beginning of period	305,331	316,193	302,315
Cash and cash equivalents, at end of period	$406,754	$305,331	$316,193

Note 25: Subsequent Events
On January 24, 2024, the Bank acquired Ametros, a custodian and administrator of medical funds from insurance claims settlements that helps individuals manage their ongoing medical care through its CareGuard service and proprietary technology platform, for $350 million in cash, subject to customary adjustments. The Company believes that the acquisition will provide a fast-growing source of low-cost and long-duration deposits, new sources of non-interest income, and enhance its employee benefit and healthcare financial services expertise.
The transaction will be accounted for as a business combination, and the assets acquired and liabilities assumed from Ametros will be recorded at fair value as of the acquisition date. Given the proximity between the transaction close date and the Company's Annual Report on Form 10-K, the preliminary purchase price allocation has not yet been completed. Management expects to complete the purchase price allocation later on in the first quarter of 2024.
On February 12, 2024, the Bank closed on the sale of its mortgage servicing portfolio, as previously discussed in Note 5: Transfers and Servicing of Financial Assets. The Company received cash proceeds of $18.6 million and recognized a gain on sale of $11.9 million in non-interest income.
On February 15, 2024, the Company repaid the $132.6 million principal balance due on its 4.375% senior fixed-rate notes.
In the first quarter of 2024, through the date of issuance of this Annual Report on Form 10-K, the Company sold Municipal bonds and notes classified as available-for-sale for proceeds of $281.3 million, resulting in net realized losses of $11.3 million.
The Company has evaluated subsequent events from the date of the Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that, other than the above, there were no other significant events identified requiring recognition or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2023. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective.
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
Our management conducted an assessment, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer under the oversight of our Board of Directors, of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2023.
Remediation
As disclosed in Part II - Item 9A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, management identified material weaknesses in internal control over financial reporting related to certain general information technology controls specific to logical access during the fourth quarter of 2022.
Throughout the year ended December 31, 2023, our management executed upon its previously disclosed remediation plan, which included: (i) designing and implementing controls related to deprovisioning, privileged access, and user access reviews, (ii) developing an enhanced risk assessment process to evaluate logical access, and (iii) improving the existing training program associated with control design and implementation.
Our management completed testing of the implemented controls during the quarter ended December 31, 2023, and found them to be operating effectively. As a result, management has concluded that the material weaknesses in internal control over financial reporting have been remediated as of December 31, 2023.

Changes in Internal Control Over Financial Reporting
Other than the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Attestation Report of Independent Registered Public Accounting Firm
The Company's independent registered public accounting firm, KPMG LLP, has issued an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, which appears below under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Webster Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Webster Financial Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
February 27, 2024

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.
Jack Kopnisky, our former Executive Chairman, who retired on January 31, 2024, entered into a 10b5-1 trading arrangement with a brokerage firm, intended to satisfy the affirmative defense of Rule 10b5-1(c), on May 2, 2023 for trades over a period of time from August 1, 2023 until July 31, 2024, or when 120,000 shares of Webster common stock are sold.
Following the end of our most recent fiscal quarter, John Ciulla, our Chairman and Chief Executive Officer, entered into a 10b5-1 trading arrangement with a brokerage firm, intended to satisfy the affirmative defense of Rule 10b5-1(c), on February 13, 2024 for trades over a period of time from May 20, 2024 until May 20, 2025, or such earlier time as when 32,000 shares of Webster common stock are sold.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has adopted a Code of Conduct and Ethics Policy that applies to all directors, officers, and employees, including its principal executive officer, principal financial officer, and principal accounting officer. The Company has also adopted a Corporate Governance Policy and a charter for each of the Board of Directors' standing committees, which includes an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Company's Code of Conduct and Ethics Policy, Corporate Governance Policy, and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees can be found within the investor relations section of its internet website
(http://investors.websterbank.com).
A printed copy of any of these documents can be obtained, without charge, directly from the Company at the following address:
Webster Financial Corporation
200 Elm Street
Stamford, Connecticut 06902
Attn: Investor Relations
Telephone: (203) 578-2202
Information regarding directors and executive officers, and additional information regarding corporate governance, will be set forth in the Proxy Statement, including under the sections captioned "Election of Directors," "Board Meetings, Committees of the Board and Related Matters," "Executive Officers," and "Delinquent Section 16(a) Reports" (if required to be included), which are incorporated herein by reference. The Proxy Statement is required to be filed with the SEC no later than 120 days after the close of the year ended December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be set forth in the Proxy Statement, including under the sections captioned "Compensation of Directors," "Executive Officers," "Compensation of Named Executive Officers," and "Compensation Discussion and Analysis," which are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters can be found within Note 20: Share-Based Plans in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of this report, and will be set forth in the Proxy Statement, including under the section captioned "Security Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference.

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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Financial Statements
The Company’s Consolidated Financial Statements, and the accompanying Notes thereto, and the Report of Independent Registered Public Accounting Firm thereon, are included in Part II - Item 8. Financial Statements and Supplementary Data.
Financial Statement Schedules
All financial statement schedules for the Company have been included in the Consolidated Financial Statements, and the accompanying Notes thereto, or are either inapplicable or not required, and therefore, have been omitted.
Exhibits
A list of exhibits to this Form 10-K is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
2	Agreement and Plan of Merger, dated as of April 18, 2021, by and between Sterling Bancorp and Webster Financial Corporation		8-K	2.1	4/23/2021
3	Certificate of Incorporation and Bylaws
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2.1	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of April 28, 2023		8-K	3.1	4/28/2023
3.2.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.4	Certificate of Designations establishing the rights of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.5	Certificate of Designations establishing the rights of the Company's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.7	Certificate of Designations establishing the rights of the Company's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.8	Certificate of Designations establishing the rights of the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.9	Certificate of Designations establishing the rights of the Company's 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.10	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.11	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
4	Instruments Defining the Rights of Security Holders
4.1	Description of the Securities of the Registrant		10-K	4.1	2/25/2022
4.2	Specimen Common Stock Certificate		10-K	4.1	3/10/2006
4.3	Junior Subordinated Indenture, dated as of January 29, 1997, between the Company and The Bank of New York, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-K	10.41	3/27/1997
4.4	Deposit Agreement, dated as of December 12, 2017, by and among the Company, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts		8-K	4.1	12/12/2017
4.5.1	Deposit Agreement, dated as of March 19, 2013, by and among Astoria Financial Corporation, Computershare Shareowner Services, LLC, as depositary, and the holders from time to time of the depositary receipts described therein		8-K	4.1	2/1/2022
4.5.2	First Amendment to the Deposit Agreement, effective as of October 2, 2017, by and between Sterling Bancorp (as successor in interest to Astoria Financial Corporation) and Computershare Inc. (as successor in interest to Computershare Shareowner Services LLC)		8-K	4.2	2/1/2022
4.5.3	Second Amendment to Deposit Agreement, dated as of January 31, 2022, by and among Webster Financial Corporation, Sterling Bancorp, Computershare Inc. and Broadridge Corporate Issuer Solutions, Inc.		8-K	4.3	2/1/2022
4.6	Form of Global Receipt (included as Exhibit A of Exhibit 4.5.3)		8-K	4.4	2/1/2022
4.7	Senior Debt Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee		8-K	4.1	2/11/2014
4.8	Supplemental Indenture, dated as of February 11, 2014, between the Company and The Bank of New York Mellon, as trustee, relating to the Company’s 4.375% Senior Notes due February 15, 2024		8-K	4.2	2/11/2014
4.9	Form of specimen stock certificate for the Company's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	4.3	12/12/2017
4.10	Senior Debt Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as trustee		8-K	4.1	3/25/2019

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
4.11	Supplemental Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as trustee		8-K	4.2	3/25/2019
4.12	Junior Subordinated Indenture, dated as of September 17, 2003, between the Company and US Bank, as trustee, relating to the Company's Junior Subordinated Deferrable Interest Debentures		10-Q	4	5/6/2021
10	Material Contracts (1)
10.1	Webster Financial Corporation 2021 Stock Incentive Plan, as amended and restated effective April 26, 2023	X
10.2	Webster Bank Deferred Compensation Plan for Directors and Officers, as amended and restated on October 22, 2007		8-K	10.2	12/21/2007
10.3	Amendment No. 1 to the Amended and Restated Webster Bank Deferred Compensation Plan for Directors and Officers		8-K	10.3	12/21/2007
10.4	Sterling National Bank Deferred Director Fee Plan, as amended and restated Effective January 1, 2016		10-K	10.4	3/10/2023
10.5	Amended and Restated Deferred Director Fee Plan, effective January 1, 2023		10-K	10.5	3/10/2023
10.6	Supplemental Retirement Plan for Employees of Webster Bank, as amended and restated on October 22, 2007		8-K	10.1	10/26/2007
10.7	Amendment No. 1 to the Amended and Restated Supplemental Retirement Plan for Employees of Webster Bank		8-K	10.1	12/21/2007
10.8	Employee Stock Purchase Plan, as amended and restated effective April 1, 2019		10-Q	10.1	5/7/2019
10.9	Provident Bank 2005 Supplemental Executive Retirement Plan		10-K	10.26	2/25/2022
10.10	Change in Control Agreement, dated as of December 21, 2012, by and between Webster Financial Corporation and Glenn I. MacInnes	X
10.11	Non-Competition Agreement, dated as of February 22, 2017, by and between Webster Financial Corporation and Glenn I. MacInnes		10-K	10.20	3/1/2017
10.12	Retention Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and Glenn I. MacInnes		8-K	10.2	2/1/2022
10.13	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, by and between Webster Financial Corporation and Daniel Bley		10-Q	10.1	5/5/2017
10.14	Change in Control Agreement, dated as of February 1, 2013, by and between Webster Financial Corporation and Daniel H. Bley		10-K	10.13	2/28/2013
10.15	Change in Control Agreement, dated as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.13	2/28/2014
10.16	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, by and between Webster Financial Corporation and Charles Wilkins		10-Q	10.5	5/5/2017
10.17	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and John Ciulla		10-K	10.18	3/1/2018
10.18	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, by and between Webster Financial Corporation and John Ciulla		10-Q	10.2	5/5/2017
10.19	Retention Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and John R. Ciulla		8-K	10.1	2/1/2022
10.20	Change in Control Agreement, dated as of January 1, 2017, by and between Webster Financial Corporation and Christopher Motl	X
10.21	Amendment to Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Christopher Motl	X
10.22	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, by and between Webster Financial Corporation and Christopher Motl		10-Q	10.4	5/5/2017
10.23	Letter Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and Jack L. Kopnisky		8-K	10.3	2/1/2022
10.24	Retention Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and Luis Massiani		8-K	10.4	2/1/2022
10.25	Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Luis Massiani	X
10.26	Non-Competition Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Luis Massiani	X
10.27	Change in Control Agreement, dated as of September 21, 2023, by and between Webster Financial Corporation and Kristy Berner	X

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
10.28	Non-Solicitation Agreement, dated as of September 21, 2023, by and between Webster Financial Corporation and Kristy Berner	X
10.29	Change in Control Agreement, dated as of October 12, 2023, by and between Webster Financial Corporation and Elzbieta Cieslik	X
10.30	Non-Competition Agreement, dated as of October 12, 2023, by and between Webster Financial Corporation and Elzbieta Cieslik	X
10.31	Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Javier Evans	X
10.32	Non-Competition Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Javier Evans	X
10.33	Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and James Griffin	X
10.34	Non-Competition Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and James Griffin	X
10.35	Change in Control Agreement, dated as of October 12, 2023, by and between Webster Financial Corporation and Vikram Nafde	X
10.36	Non-Competition Agreement, dated as of October 12, 2023, by and between Webster Financial Corporation and Vikram Nafde	X
10.37	Change in Control Agreement, dated as of August 11, 2023, by and between Webster Financial Corporation and Jason Soto	X
10.38	Non-Competition Agreement, dated as of August 11, 2023, by and between Webster Financial Corporation and Jason Soto	X
10.39	Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Marissa Weidner	X
10.40	Non-Competition Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Marissa Weidner	X
10.41	Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Benjamin Krynick	X
10.42	Non-Competition Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Benjamin Krynick	X
21	Subsidiaries	X
23	Consent of KPMG LLP	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X (2)

97	Policy for Recoupment of Incentive Compensation	X

101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Stockholders' Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements, tagged in summary and in detail
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
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2024.

WEBSTER FINANCIAL CORPORATION

By	/s/ John R. Ciulla
John R. Ciulla
Chief Executive Officer, Chairman, and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2024.

Signature:	Title:

/s/ John R. Ciulla	Chief Executive Officer, Chairman, and Director
John R. Ciulla	(Principal Executive Officer)

/s/ Glenn I. MacInnes	Executive Vice President and Chief Financial Officer
Glenn I. MacInnes	(Principal Financial Officer)

/s/ Albert J. Wang	Executive Vice President and Chief Accounting Officer
Albert J. Wang	(Principal Accounting Officer)

/s/ Richard O'Toole	Lead Director
Richard O'Toole

/s/ William L. Atwell	Director
William L. Atwell

/s/ John P. Cahill	Director
John P. Cahill

/s/ E. Carol Hayles	Director
E. Carol Hayles

/s/ Linda H. Ianieri	Director
Linda H. Ianieri

/s/ Mona Aboelnaga Kanaan	Director
Mona Aboelnaga Kanaan

/s/ James J. Landy	Director
James J. Landy

/s/ Maureen B. Mitchell	Director
Maureen B. Mitchell

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Karen R. Osar	Director
Karen R. Osar

/s/ Mark Pettie	Director
Mark Pettie

/s/ Lauren C. States	Director
Lauren C. States

/s/ William E. Whiston	Director
William E. Whiston