Form 10-Q
period 2024-03-31
WEBSTER FINANCIAL CORP
filed 2024-05-10
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
or
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
(203) 578-2202
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $0.01 per share, outstanding as of May 3, 2024 was 171,486,534.

i

KEY TO ACRONYMS AND TERMS

ACL	Allowance for credit losses
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
Ametros	Ametros Financial Corporation
AOCI (AOCL)	Accumulated other comprehensive income (loss), net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
Basel III Capital Rules	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
CECL	Current expected credit losses
CET1	Common Equity Tier 1 Capital, defined by Basel III capital rules
CET1 Risk-Based Capital	Ratio of CET1 capital to total risk-weighted assets, defined by the Basel III Capital Rules
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligations
CMBS	Non-agency commercial mortgage-backed securities
COVID-19	Coronavirus
CRA	Community Reinvestment Act of 1977
DTA	Deferred tax asset
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTE	Fully tax-equivalent
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
interLINK	Interlink Insured Sweep LLC
LGD	Loss given default
LIHTC	Low-income housing tax credit
MBS	Non-agency mortgage-backed securities
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
PTNR	Pre-tax, net revenue
ROU	Right-of-use
S&P	Standard and Poor’s Rating Services
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
Tier 1 Leverage Capital	Ratio of Tier 1 capital to average tangible assets, defined by the Basel III Capital Rules
Tier 1 Risk-Based Capital	Ratio of Tier 1 capital to total risk-weighted assets, defined by the Basel III Capital Rules
Total Risk-Based Capital	Ratio of total capital to total risk-weighted assets, defined by the Basel III Capital Rules
UPB	Unpaid principal balance
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries
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
▪continued regulatory changes or other mitigation efforts taken by government agencies in response to volatility in the banking industry, including due to the bank failures in 2023;
▪volatility in Webster’s stock price due to investor sentiment, including in light of the bank failures of 2023 and related turmoil in the banking industry;
▪local, regional, national, and international economic conditions, and the impact they may have on us or our customers;
▪volatility and disruption in national and international financial markets, including as a result of geopolitical conflict;
▪the impact of unrealized losses in our available-for-sale securities portfolio;
▪changes in laws and regulations, or existing laws and regulations that we become subject to, including those concerning banking, taxes, dividends, securities, insurance, and healthcare administration, with which we must comply;
▪adverse conditions in the securities markets that could lead to impairment in the value of our securities portfolio;
▪inflation, monetary fluctuations, the possibility of a recession, and changes in interest rates, including the impact of such changes on economic conditions, customer behavior, funding costs, and our loans and leases and securities portfolios;
▪possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the ability of the U.S. Congress to increase the U.S. statutory debt limit, as needed, as well as the impact of the 2024 U.S presidential election;
▪the impact of a potential U.S. federal government shutdown;
▪the timely development and acceptance of new products and services, and the perceived value of those products and services by customers;
▪changes in deposit flows, consumer spending, borrowings, and savings habits;
▪our ability to implement new technologies and maintain secure and reliable information and technology systems;
▪the effects of any cybersecurity threats or fraudulent activity, including those that involve our third-party vendors and service providers;
▪performance by our counterparties and third-party vendors;
▪our ability to increase market share and control expenses;
▪changes in the competitive environment among banks, financial holding companies, and other traditional and non-traditional financial service providers;
▪our ability to maintain adequate sources of funding and liquidity;
▪changes in the mix of loan geographies, sectors, or types and the level of non-performing assets and charge-offs;
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
▪our ability to navigate any environmental, social, governmental, and sustainability concerns of different stakeholders and activists that may arise from our business activities; and
▪our ability to assess and monitor the effect of artificial intelligence on our business and operations.
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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, CT. Webster Bank is a leading commercial bank in the Northeast that provides a wide range of digital and traditional financial solutions across three differentiated lines of business: Commercial Banking, Healthcare Financial Services, and Consumer Banking. While its core footprint spans the northeastern U.S. from New York to Massachusetts, certain businesses operate in extended geographies.
The following discussion and analysis provides information that management believes is necessary to understand the Company’s financial condition, results of operations, and cash flows for the three months ended March 31, 2024, as compared to 2023. This information should be read in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, contained in Part I - Item 1. Financial Statements of this report, and the Consolidated Financial Statements, and accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s financial condition, results of operations, and cash flows for the three months ended March 31, 2024, are not necessarily indicative of future results that may be attained for the entire year or other interim periods.
Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the three months ended March 31,
(In thousands, except per share and ratio data)	2024	2023
Income and performance ratios:
Net income	$216,323	$221,004
Net income available to common stockholders	212,160	216,841
Earnings per diluted common share	1.23	1.24
Return on average assets (annualized)	1.15%	1.22%
Return on average tangible common stockholders’ equity (annualized) (non-GAAP)	16.30	17.66
Return on average common stockholders’ equity (annualized)	10.01	10.94
Non-interest income as a percentage of total revenue	14.89	10.62
Asset quality:
ACL on loans and leases	$641,442	$613,914
Non-performing assets (1)	289,254	186,551
ACL on loans and leases / total loans and leases	1.26%	1.21%
Net charge-offs / average loans and leases (annualized)	0.29	0.20
Non-performing loans and leases / total loans and leases (1)	0.56	0.36
Non-performing assets / total loans and leases plus OREO and repossessed assets (1)	0.57	0.37
ACL on loans and leases / non-performing loans and leases (1)	226.17	331.81
Other ratios:
Tangible common equity (non-GAAP)	7.15%	7.15%
Tier 1 Risk-Based Capital	11.08	10.93
Total Risk-Based Capital	13.21	12.99
CET1 Risk-Based Capital	10.57	10.42
Stockholders’ equity / total assets	11.49	11.08
Net interest margin	3.35	3.66
Efficiency ratio (non-GAAP)	45.25	41.64
Equity and share related:
Common stockholders’ equity	$8,463,519	$8,010,315
Book value per common share	49.07	45.85
Tangible book value per common share (non-GAAP)	30.22	29.47
Common stock closing price	50.77	39.42
Dividends and equivalents declared per common share	0.40	0.40
Common shares issued and outstanding	172,464	174,712
Weighted-average common shares outstanding - basic	170,445	172,766
Weighted-average common shares outstanding - diluted	170,704	172,883
(1)Non-performing assets and the related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.

Non-GAAP Financial Measures
The non-GAAP financial measures identified in the preceding table provide both management and investors with information useful in understanding the Company’s financial position, results of operations, the strength of its capital position, and overall business performance. These non-GAAP financial measures are used by management for performance measurement purposes, as well as for internal planning and forecasting, and by securities analysts, investors, and other interested parties to assess peer company operating performance. Management believes that this presentation, together with the accompanying reconciliations, provides investors with a more complete understanding of the factors and trends affecting the Company’s business and allows investors to view its performance in a similar manner.
Tangible book value per common share represents stockholders’ equity less preferred stock and goodwill and other intangible assets (tangible common equity) divided by common shares outstanding at the end of the reporting period. The tangible common equity ratio represents tangible common equity divided by total assets less goodwill and other intangible assets (tangible assets). Both of these measures are used by management to evaluate the Company’s capital position. The annualized return on average tangible common stockholders’ equity is calculated using net income available to common stockholders, adjusted for the annualized tax-effected amortization of intangible assets, as a percentage of average tangible common equity. This measure is used by management to assess the Company’s performance against its peer financial institutions. The efficiency ratio, which represents the costs expended to generate a dollar of revenue, is calculated excluding certain non-operational items in order to measure how well the Company is managing its recurring operating expenses.
These non-GAAP financial measures should not be considered a substitute for GAAP basis financial measures. Because non-GAAP financial measures are not standardized, it may not be possible to compare these with other companies that present financial measures having the same or similar names.
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At March 31,
(Dollars and shares in thousands, except per share data)	2024	2023
Tangible book value per common share:
Stockholders’ equity	$8,747,498	$8,294,294
Less: Preferred stock	283,979	283,979
Common stockholders’ equity	$8,463,519	$8,010,315
Less: Goodwill and other intangible assets	3,250,909	2,861,310
Tangible common stockholders’ equity	$5,212,610	$5,149,005
Common shares outstanding	172,464	174,712
Tangible book value per common share	$30.22	$29.47
Book value per common share (GAAP)	$49.07	$45.85

Tangible common equity ratio:
Tangible common stockholders’ equity	$5,212,610	$5,149,005
Total assets	$76,161,693	$74,844,395
Less: Goodwill and other intangible assets	3,250,909	2,861,310
Tangible assets	$72,910,784	$71,983,085
Tangible common equity ratio	7.15%	7.15%
Common stockholders’ equity to total assets (GAAP)	11.11%	10.70%

	Three months ended March 31,
(Dollars in thousands)	2024	2023
Return on average tangible common stockholders’ equity:
Net income	$216,323	$221,004
Less: Preferred stock dividends	4,163	4,163
Add: Intangible assets amortization, tax-effected	7,263	7,503
Net income adjusted for preferred stock dividends and intangible assets amortization	$219,423	$224,344
Net income adjusted for preferred stock dividends and intangible assets amortization (annualized)	$877,692	$897,376
Average stockholders’ equity	$8,759,992	$8,215,676
Less: Average preferred stock	283,979	283,979
Average goodwill and other intangible assets	3,090,751	2,849,673
Average tangible common stockholders’ equity	$5,385,262	$5,082,024
Return on average tangible common stockholders’ equity	16.30%	17.66%
Return on average common stockholders’ equity (annualized) (GAAP)	10.01%	10.94%

Efficiency ratio:
Non-interest expense	$335,923	$332,467
Less: Foreclosed property activities	(330)	(262)
Intangible assets amortization	9,194	9,497
Operating lease depreciation	663	1,884
FDIC special assessment estimate	11,862	—
Merger-related expenses (1)	3,139	29,373
Non-interest expense	$311,395	$291,975
Net interest income	$567,739	$595,283
Add: FTE adjustment	15,879	15,911
Non-interest income	99,353	70,766
Other income (2)	7,626	4,311
Less: Operating lease depreciation	663	1,884
(Loss) on sale of investment securities, net	(9,826)	(16,747)
Net gain on sale of mortgage servicing rights	11,655	—
Income	$688,105	$701,134
Efficiency ratio	45.25%	41.64%
Non-interest expense as a percentage of total revenue (GAAP)	50.36%	49.92%
(1)Merger-related expenses include Ametros acquisition expenses and primarily Sterling merger expenses for the three months ended March 31, 2024, and 2023, respectively. Additional information regarding the Company’s business developments, including the acquisition of Ametros in January 2024, can be found within Note 2: Business Developments in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
(2)Other income (non-GAAP) includes the taxable equivalent of net income generated from LIHTC investments.

Net Interest Income
Net interest income is the Company’s primary source of revenue, representing 85.1% and 89.4% of total revenue for the three months ended March 31, 2024, and 2023, respectively. Net interest income is the difference between interest income on interest-earning assets (i.e., loans and leases and investment securities) and interest expense on interest-bearing liabilities
(i.e., deposits and borrowings), which are used to fund interest-earning assets and other activities. Net interest margin is calculated as the ratio of FTE net interest income to average interest-earning assets.
Net interest income, net interest margin, yields, and ratios on an FTE basis are considered non-GAAP financial measures, and are used by management to evaluate the comparability of the Company’s revenue arising from both taxable and non-taxable sources. FTE adjustments are determined assuming a statutory federal income tax rate of 21%.
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
Net interest income decreased $27.6 million, or 4.6%, from $595.3 million for the three months ended March 31, 2023, to $567.7 million for the three months ended March 31, 2024. On an FTE basis, net interest income also decreased $27.6 million. Net interest margin decreased 31 basis points from 3.66% for the three months ended March 31, 2023, to 3.35% for the three months ended March 31, 2024.
Average total interest-earning assets increased $2.0 billion, or 3.1%, from $66.1 billion for the three months ended March 31, 2023, to $68.1 billion for the three months ended March 31, 2024, primarily due to increases of $1.6 billion and $0.8 billion in average total investment securities and average loans and leases, respectively, partially offset by decreases of $0.3 billion and $0.1 billion in average interest-bearing deposits held at the FRB and average FHLB and FRB stock, respectively. The average yield on interest-earning assets increased 51 basis points from 5.08% for the three months ended March 31, 2023, to 5.59% for the three months ended March 31, 2024, primarily due to the higher interest rate environment, partially offset by lower purchase accounting accretion on loans and leases that were acquired in the Sterling merger.
Average total investment securities increased $1.6 billion, or 11.0%, from $14.6 billion for the three months ended March 31, 2023, to $16.2 billion for the three months ended March 31, 2024, primarily due to a higher volume of purchases net of paydown activities and sales of available-for-sale securities. At March 31, 2024, and 2023, the average total investment securities portfolio comprised 23.8% and 22.1% of average total interest-earning assets, respectively. The average yield on total investment securities increased 85 basis points from 2.79% for the three months ended March 31, 2023, to 3.64% for the three months ended March 31, 2024, primarily due to the reinvestment of funds received from the sale of lower yielding securities for securities at higher interest rates.
Average loans and leases increased $0.8 billion, or 1.7%, from $50.1 billion for the three months ended March 31, 2023, to $50.9 billion for the three months ended March 31, 2024, primarily due to commercial real estate and residential mortgage growth in 2023, partially offset by a decrease in mortgage warehouse loans. At March 31, 2024, and 2023, average loans and leases comprised 74.8% and 75.8% of average total interest-earning assets, respectively. The average yield on loans and leases increased 44 basis points from 5.80% for the three months ended March 31, 2023, to 6.24% for the three months ended March 31, 2024, primarily due to the higher interest rate environment, partially offset by lower purchase accounting accretion on loans and leases that were acquired in the Sterling merger.
Average interest-bearing deposits held at the FRB decreased $0.3 billion, or 36.3%, from $0.9 billion for the three months ended March 31, 2023, to $0.6 billion for the three months ended March 31, 2024, primarily due to the Company's risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At March 31, 2024, and 2023, average interest-bearing deposits held at the FRB comprised 0.8% and 1.4% of total average interest-earning assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 75 basis points from 4.63% for the three months ended March 31, 2023, to 5.38% for the three months ended March 31, 2024, primarily due to the higher interest rate environment.
Average FHLB and FRB stock decreased $0.1 billion, or 25.1%, from $0.5 billion for the three months ended March 31, 2023, to $0.4 billion for the three months ended March 31, 2024, primarily due to the lower FHLB stock investment required as a result of the decrease in FHLB advances in the second half of 2023. At March 31, 2024, and 2023, average FHLB and FRB stock comprised 0.5% and 0.7% of total average interest-earning assets, respectively. The average yield on average FHLB and FRB stock increased 75 basis points from 4.34% for the three months ended March 31, 2023, to 5.09% for the three months ended March 31, 2024, primarily due to the higher interest rate environment.

Average total interest-bearing liabilities increased $2.0 billion, or 3.3%, from $62.5 billion for the three months ended March 31, 2023, to $64.5 billion for the three months ended March 31, 2024, primarily due to an increase of $5.8 billion in average total deposits, partially offset by decreases of $3.0 billion, $0.6 billion, $0.1 billion, and $0.1 billion in average FHLB advances, average federal funds purchased, average securities sold under agreements to repurchase, and average long-term debt, respectively. The average rate on interest-bearing liabilities increased 87 basis points from 1.52% for the three months ended March 31, 2023, to 2.39% for the three months ended March 31, 2024, primarily due to the higher interest rate environment.
Average total deposits increased $5.8 billion, or 10.5%, from $54.8 billion for the three months ended March 31, 2023, to $60.6 billion for the three months ended March 31, 2024, reflecting an increase of $7.8 billion in interest-bearing deposits, partially offset by a decrease of $2.0 billion in non-interest-bearing deposits. The overall increase in average total deposits was primarily due to growth in interLINK, money market deposits, and retail certificates of deposit, partially offset by decreases in average non-interest-bearing and savings deposits. At March 31, 2024, and 2023, average total deposits comprised 93.9% and 87.7% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 112 basis points from 1.11% for the three months ended March 31, 2023, to 2.23% for the three months ended March 31, 2024, primarily due to the higher interest rate environment and growth in higher costing deposit products, such as money market accounts and certificates of deposit. Time deposits as a percentage of average total interest-bearing deposits increased from 9.5% for the three months ended March 31, 2023, to 14.6% for the three months ended March 31, 2024, primarily due to a shift in customer preferences from lower rate savings accounts into higher rate certificates of deposits.
Average FHLB advances decreased $3.0 billion, or 52.6%, from $5.7 billion for the three months ended March 31, 2023, to $2.7 billion for the three months ended March 31, 2024, primarily due to the Company’s risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At March 31, 2024, and 2023, average FHLB advances comprised 4.2% and 9.1% of average total interest-bearing liabilities, respectively. The average rate on FHLB advances to repurchase increased 70 basis points from 4.80% for the three months ended March 31, 2023, to 5.50% for the three months ended March 31, 2024, primarily due to the higher interest rate environment.
Average federal funds purchased decreased $0.6 billion, or 79.1%, from $0.7 billion for the three months ended March 31, 2023, to $0.1 billion for the three months ended March 31, 2024, primarily due to the additional liquidity generated from the interLINK deposit sweep program, which allowed for the Company to decrease its federal funds borrowing volume in 2023.
At March 31, 2024, and 2023, average federal funds purchased comprised 0.2% and 1.1% of average total interest-bearing liabilities, respectively. The average rate on federal funds purchased increased 85 basis points from 4.62% for the three months ended March 31, 2023, to 5.47% for the three months ended March 31, 2024, primarily due to the higher interest rate environment.
Average securities sold under agreements to repurchase decreased $0.1 billion, or 46.4% from $0.2 billion for the three months ended March 31, 2023, to $0.1 billion for the three months ended March 31, 2024, primarily due to short-term liquidity management needs. At March 31, 2024, and 2023, average securities sold under agreements to repurchase comprised 0.2% and 0.4% of total average interest-bearing liabilities, respectively. The average rate on securities sold under agreements to repurchase increased 41 basis points from 0.11% for the three months ended March 31, 2023, to 0.52% for the three months ended March 31, 2024, primarily due to the higher interest rate environment.
Average long-term debt decreased $0.1 billion, or 8.5%, from $1.1 billion for the three months ended March 31, 2023, to $1.0 billion for the three months ended March 31, 2024, primarily due to the maturity of its 4.375% senior fixed rate notes in February 2024. At March 31, 2024, and 2023, average long-term debt comprised 1.5% and 1.7% of average total interest-bearing liabilities, respectively. The average rate on long-term debt remained relatively flat at approximately 3.65% for both the three months ended March 31, 2024, and 2023.

The following table summarizes daily average balances, interest, and average yield/rate by major category, and net interest margin on an FTE basis:

	Three months ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate

Assets
Interest-earning assets:
Loans and leases (1)	$50,938,418	$801,864	6.24%	$50,095,192	$725,543	5.80%
Investment securities: (2)
Taxable	13,955,397	141,131	3.87	12,093,477	92,290	2.91
Non-taxable	2,287,952	12,514	2.18	2,539,768	13,684	2.16
Total investment securities	16,243,349	153,645	3.64	14,633,245	105,974	2.79
FHLB and FRB stock	343,992	4,352	5.09	459,375	4,910	4.34
Interest-bearing deposits (3)	572,401	7,786	5.38	898,884	10,396	4.63
Loans held for sale	13,418	82	2.45	4,630	16	1.39
Total interest-earning assets	68,111,578	$967,729	5.59%	66,091,326	$846,839	5.08%
Non-interest-earning assets	7,221,187			6,225,199
Total assets	$75,332,765			$72,316,525
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Demand deposits	$10,582,416	$—	—%	$12,629,928	$—	—%
Health savings accounts	8,605,640	3,191	0.15	8,292,450	3,027	0.15
Interest-bearing checking, money market, and savings	34,055,685	249,650	2.95	29,853,370	123,048	1.67
Time deposits	7,321,625	83,130	4.57	4,024,472	24,129	2.43
Total deposits	60,565,366	335,971	2.23	54,800,220	150,204	1.11
Securities sold under agreements to repurchase	130,653	171	0.52	243,848	67	0.11
Federal funds purchased	140,165	1,937	5.47	671,175	7,760	4.62
FHLB advances	2,689,632	37,367	5.50	5,673,826	68,126	4.80
Long-term debt (2)	980,926	8,665	3.64	1,072,252	9,488	3.65
Total borrowings	3,941,376	48,140	4.88	7,661,101	85,441	4.48
Total interest-bearing liabilities	64,506,742	$384,111	2.39%	62,461,321	$235,645	1.52%
Non-interest-bearing liabilities	2,066,031			1,639,528
Total liabilities	66,572,773			64,100,849
Preferred stock	283,979			283,979
Common stockholders’ equity	8,476,013			7,931,697
Total stockholders’ equity	8,759,992			8,215,676
Total liabilities and stockholders’ equity	$75,332,765			$72,316,525
Net interest income (FTE)		$583,618			$611,194
Less: FTE adjustment		(15,879)			(15,911)
Net interest income		$567,739			$595,283
Net interest margin (FTE)			3.35%			3.66%

(1)Non-accrual loans have been included in the computation of average balances.
(2)For the purpose of our average yield/rate and margin computations, unsettled trades on investment securities, unrealized gains (losses) on available-for-sale investment securities, and basis adjustments on long-term debt from de-designated fair value hedges are excluded.
(3)Interest-bearing deposits are a component of Cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows included in Part I - Item 1. Financial Statements.

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on an FTE basis:

	Three months ended March 31,
	2024 vs. 2023 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$69,137	$7,184	$76,321
Investment securities	36,483	11,188	47,671
FHLB and FRB stock	675	(1,233)	(558)
Interest-bearing deposits	1,166	(3,776)	(2,610)
Loans held for sale	76	(10)	66
Total interest income	$107,537	$13,353	$120,890
Change in interest on interest-bearing liabilities:
Health savings accounts	$50	$114	$164
Interest-bearing checking, money market, and savings	70,546	56,056	126,602
Time deposits	42,447	16,554	59,001
Securities sold under agreements to repurchase	135	(31)	104
Federal funds purchased	317	(6,140)	(5,823)
FHLB advances	5,073	(35,832)	(30,759)
Long-term debt	11	(834)	(823)
Total interest expense	$118,579	$29,887	$148,466
Net change in net interest income	$(11,042)	$(16,534)	$(27,576)
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
Provision for Credit Losses
The provision for credit losses decreased $1.2 million, or 2.7%, from $46.7 million for the three months ended March 31, 2023, to $45.5 million for the three months ended March 31, 2024. The balance for the three months ended March 31, 2023, included a one-time merger related charge of $6.8 million, which increased the provision for unfunded loan commitments. Excluding this charge, the provision for credit losses increased $5.6 million, primarily due to the impact of the current macroeconomic environment on credit performance, risk rating migration, and loan growth.
Additional information regarding the Company’s provision for credit losses and ACL can be found under the sections captioned “Loans and Leases” through “Allowance for Credit Losses on Loans and Leases” contained elsewhere in this
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Three months ended March 31,
(In thousands)	2024	2023
Deposit service fees	$42,589	$45,436
Loan and lease related fees	19,767	23,005
Wealth and investment services	7,924	6,587
Cash surrender value of life insurance policies	5,946	6,728
(Loss) on sale of investment securities, net	(9,826)	(16,747)
Other income	32,953	5,757
Total non-interest income	$99,353	$70,766
Total non-interest income increased $28.6 million, or 40.4%, from $70.8 million for the three months ended March 31, 2023, to $99.4 million for the three months ended March 31, 2024, primarily due to an increase in Other income and lower net losses on sale of investment securities, partially offset by decreases in Loan and lease related fees and Deposit service fees.
Other income increased $27.2 million, or 472.4%, from $5.8 million for the three months ended March 31, 2023, to $33.0 million for the three months ended March 31, 2024, primarily due to a $11.7 million net gain on sale of mortgage servicing rights, excess proceeds from bank-owned life insurance policies, higher income generated from interest rate derivative activities, and incremental fee income related to the acquired Ametros business.
Net losses on sale of investment securities decreased $6.9 million, or 41.3%, from $16.7 million for the three months ended March 31, 2023, to $9.8 million or the three months ended March 31, 2024. The Company sold $344.1 million of Agency MBS, Corporate debt securities, and Municipal bonds and notes classified as available-for-sale for proceeds of $331.7 million during the three months ended March 31, 2024, and $415.9 million of U.S. Treasury notes and Corporate debt securities classified as available-for-sale for proceeds of $395.4 million during the three months ended March 31, 2023. The amount included in non-interest income reflects the portion of the total loss that was not attributed to a decline in credit quality.
Loan and lease related fees decreased $3.2 million, or 14.1%, from $23.0 million for the three months ended March 31, 2023, to $19.8 million for the three months ended March 31, 2024, primarily due to lower loan servicing fees.
Deposit service fees decreased $2.8 million, or 6.3%, from $45.4 million for the three months ended March 31, 2023, to $42.6 million for the three months ended March 31, 2024, primarily due to lower customer account service fees, partially offset by higher cash management fees.

Non-Interest Expense

	Three months ended March 31,
(In thousands)	2024	2023
Compensation and benefits	$188,540	$173,200
Occupancy	19,439	20,171
Technology and equipment	45,836	44,366
Intangible assets amortization	9,194	9,497
Marketing	4,281	3,476
Professional and outside services	12,981	32,434
Deposit insurance	24,223	12,323
Other expense	31,429	37,000
Total non-interest expense	$335,923	$332,467
Total non-interest expense increased $3.4 million, or 1.0%, from $332.5 million for the three months ended March 31, 2023, to $335.9 million for the three months ended March 31, 2024, primarily due to increases in Compensation and benefits and Deposit insurance, partially offset by decreases in Professional and outside services and Other expense.
Compensation and benefits increased $15.3 million, or 8.9%, from $173.2 million for the three months ended March 31, 2023, to $188.5 million for the three months ended March 31, 2024, primarily due to the impact from the employees acquired in the Ametros acquisition, and higher compensation, performance-based incentives, and employee benefits.
Deposit insurance increased $11.9 million, or 96.6%, from $12.3 million for the three months ended March 31, 2023, to $24.2 million for the three months ended March 31, 2024, due to an increase in the FDIC special assessment estimate.
Professional and outside services decreased $19.4 million, or 60.0%, from $32.4 million for the three months ended March 31, 2023, to $13.0 million for the three months ended March 31, 2024, primarily due to a decrease in technology consulting fees, which were higher in 2023 as a result of the core conversion of the legacy Webster and legacy Sterling platforms.
Other expense decreased $5.6 million, or 15.1%, from $37.0 million for the three months ended March 31, 2023, to $31.4 million for the three months ended March 31, 2024, primarily due to a decrease in pension expense and other miscellaneous expenses.

Income Taxes
The Company recognized income tax expense of $69.3 million and $65.8 million for the three months ended March 31, 2024, and 2023, respectively, reflecting effective tax rates of 24.3% and 23.0%, respectively.
The increase in both income tax expense and the effective tax rate reflects the recognition of $9.4 million of net discrete tax expense during the three months ended March 31, 2024, which included a $10.9 million expense related to items recognized in prior years, as compared to the recognition of $6.0 million of net discrete tax benefits during the three months ended March 31, 2023, which included benefits related to Sterling merger related costs.
Additional information regarding the Company’s income taxes, including its DTAs, can be found within Note 9: Income Taxes in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Segment Reporting
The Company has three reportable segments, which reflect its primary differentiated lines of business: Commercial Banking, Healthcare Financial Services, and Consumer Banking. Segment performance is evaluated using PPNR, or PTNR, as appropriate. Certain Treasury activities and other functional divisions, such as information technology, human resources, risk management, bank operations, and the operations of interLINK, as well as amounts required to reconcile non-GAAP profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category.
Effective January 1, 2024, the Company realigned certain of its Business Banking operations to better serve its customers and deliver operational efficiencies. Under this realignment, $1.5 billion of loans and $2.2 billion of deposits were reassigned from Commercial Banking to Consumer Banking. Prior period amounts have been recast accordingly.
In addition, with the acquisition of Ametros on January 24, 2024, the Company formed a new reportable segment called Healthcare Financial Services, which includes the aggregated financial information of the HSA Bank and Ametros businesses.
The following is a description of the Company’s three reportable segments and their primary services at March 31, 2024:
Commercial Banking serves businesses with more than $10 million of revenue through its Commercial Real Estate, Equipment Finance, Middle Market, Regional Banking, Asset-Based Lending, Commercial Services, Public Sector Finance, Sponsor and Specialty Finance, Verticals and Support, Private Banking, and Treasury Management business units.
Healthcare Financial Services offers consumer-directed healthcare solutions that includes HSAs, health reimbursement arrangements, the administration of medical insurance claim settlements, flexible spending accounts, and commuter benefits. Accounts are distributed nationwide directly to employers and individual consumers, as well as through national and regional insurance carriers, benefit consultants, and financial advisors.
Consumer Banking offers consumer deposit and fee-based services, residential mortgages, home equity lines, secured and unsecured loans, debit and credit card products, and investment services to individual consumers and small businesses through its Consumer Lending and Business Banking business units. Consumer Banking operates a distribution network consisting of 196 banking centers and 347 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and the New York metro and suburban markets.
Additional information regarding the Company’s reportable segments and its segment reporting methodology can be found within Note 14: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report, and within Note 21: Segment Reporting in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Commercial Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2024	2023
Net interest income	$341,942	$360,293
Non-interest income	34,280	33,720
Non-interest expense	106,225	98,833
Pre-tax, pre-provision net revenue	$269,997	$295,180
Commercial Banking’s PPNR decreased $25.2 million, or 8.5%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income. The $18.4 million decrease in net interest income is primarily due to lower average deposit balances and higher rates paid on deposits. The $0.6 million increase in non-interest income is primarily due to higher cash management fees and interest rate derivative activities, partially offset by lower loan servicing fees. The $7.4 million increase in non-interest expense is primarily due to higher employee compensation, operational support, and technology expenses in order to support balance sheet growth.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2024	At December 31, 2023
Loans and leases	$39,883,343	$39,480,945
Deposits	16,075,390	16,053,850
Assets under administration / management (off-balance sheet)	3,016,817	2,911,293
Loans and leases increased $0.4 billion, or 1.0%, at March 31, 2024, as compared to December 31, 2023, primarily due to organic growth in the commercial real estate, public sector finance and private banking business units, partially offset by net principal paydowns in the commercial non-mortgage, asset-based lending, and equipment finance categories. Total portfolio originations for the three months ended March 31, 2024, and 2023, were $2.2 billion and $3.0 billion, respectively. The $0.8 billion decrease was primarily due to lower originations in all loan categories except for commercial real estate, which increased as compared to the prior year quarter.
Deposits increased $21.5 million, or 0.1%, at March 31, 2024, as compared to December 31, 2023, primarily due to higher money market and savings account balances, partially offset by lower non-interest-bearing demand deposit balances.
Commercial Banking held assets under administration of $0.9 billion at both March 31, 2024, and December 31, 2023, and assets under management of $2.1 billion and $2.0 billion at March 31, 2024, and December 31, 2023, respectively. The combined $0.1 billion increase, or 3.6%, was primarily due to an increase in investment account balances as a result of higher valuations in the equity markets and net funds invested.

Healthcare Financial Services
Operating Results:

	Three months ended March 31,
(In thousands)	2024	2023
Net interest income	$86,138	$71,730
Non-interest income	31,061	24,067
Non-interest expense	52,127	43,700
Pre-tax net revenue	$65,072	$52,097
Healthcare Financial Services’ PTNR increased $13.0 million, or 24.9%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $14.4 million increase in net interest income is primarily due to the acquisition of Ametros, an increase in net deposit spread, and organic HSA deposit growth. The $7.0 million increase in non-interest income is primarily due to incremental fee income related to the acquired Ametros business, and higher customer account and interchange fees. The $8.4 million increase in non-interest expense is primarily due to incremental expenses related to the acquired Ametros business, and higher employee compensation and service contract expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2024	At December 31, 2023
Deposits	$9,473,560	$8,287,705
Assets under administration, through linked investment accounts (off-balance sheet)	5,194,204	4,641,830
Deposits increased $1.2 billion, or 14.3%, at March 31, 2024, as compared to December 31, 2023, primarily due to additional HSA account holders, organic HSA deposit growth, and the acquisition of Ametros.
Assets under administration, through linked investment accounts, increased $0.6 billion, or 11.9%, at March 31, 2024, as compared to December 31, 2023, primarily due to additional HSA account holders and an increase in investment account balances as a result of higher valuations in the equity markets.

Consumer Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2024	2023
Net interest income	$205,777	$234,604
Non-interest income	33,978	27,636
Non-interest expense	120,121	116,555
Pre-tax, pre-provision net revenue	$119,634	$145,685
Consumer Banking’s PPNR decreased $26.1 million, or 17.9%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due to a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income. The $28.8 million decrease in net interest income is primarily due to higher rates paid on deposits, partially offset by higher average loan balances and deposit growth. The $6.3 million increase in non-interest income is primarily due to a net gain on sale of mortgage servicing rights, partially offset by lower customer account service fees and loan servicing fees. The $3.6 million increase in non-interest expense is primarily due to higher employee compensation and operational support expenses, partially offset by lower technology and professional service costs.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At March 31, 2024	At December 31, 2023
Loans	$11,208,804	$11,234,743
Deposits	26,914,464	26,251,722
Assets under administration (off-balance sheet)	8,124,874	7,876,437
Loans decreased $25.9 million, or 0.2%, at March 31, 2024, as compared to December 31, 2023, primarily due to net principal paydowns in home equity lines and loans, other consumer loans, and small business commercial and industrial loans, partially offset by organic growth in small business commercial real estate and residential mortgages. Total portfolio originations for both the three months ended March 31, 2024, and 2023, were $0.3 billion.
Deposits increased $0.7 billion, or 2.5%, at March 31, 2024, as compared to December 31, 2023, primarily due to higher money market, savings, and certificates of deposit balances, partially offset by lower non-interest-bearing demand deposits balances.
Assets under administration increased $0.2 billion, or 3.2% at March 31, 2024, as compared to December 31, 2023, primarily due to an increase in investment account balances as a result of higher valuations in the equity markets.

Financial Condition
Total assets increased $1.3 billion, or 1.6%, from $74.9 billion at December 31, 2023, to $76.2 billion at March 31, 2024. The change in total assets was primarily attributed to the following, which experienced changes greater than $100 million:
•Cash and cash equivalents decreased $170.6 million, primarily due to the Company’s risk management approach to hold higher levels of on-balance sheet liquidity in 2023;
•Total investment securities increased $246.7 million, reflecting a $605.3 million increase in the held-to-maturity portfolio, partially offset by a decrease of $358.6 million in the available-for-sale portfolio. The net increase in total investment securities was primarily due to purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories, partially offset by $344.1 million in sales of available-for-sale Agency MBS, Corporate debt and Municipal bonds and notes;
•Loans held for sale increased $233.2 million, primarily due to the transfer of an aggregate $220.2 million of payroll finance and factored receivables loans from portfolio to held for sale at March 31, 2024;
•Loans and leases increased $372.6 million, primarily due to $2.5 billion of originations during the three months ended March 31, 2024, particularly across the commercial real estate and commercial non-mortgage categories, partially offset by net principal paydowns, and the aforementioned transfer of $220.2 million of payroll finance and factored receivables loans from portfolio to held for sale;
•Goodwill and other net intangible assets increased a combined $416.3 million, primarily due to the acquisition of Ametros on January 24, 2024, which resulted in the recognition of $228.2 million in goodwill, a $182.8 million core deposit intangible asset, and a $6.1 million trade name; and
•Accrued interest receivable and other assets increased $113.8 million. Notable drivers of the change included increases in LIHTC investments, accrued interest receivable, and accrued income from bank-owned life insurance policies, partially offset by decreases in treasury derivative assets and other asset balances.
Total liabilities increased $1.1 billion, or 1.7%, from $66.3 billion at December 31, 2023, to $67.4 billion at March 31, 2024. The change in total liabilities was primarily attributed to the following:
•Total deposits decreased $36.5 million, reflecting a $520.0 million decrease in non-interest-bearing deposits, partially offset by a $483.5 million increase in interest-bearing deposits. The net decrease in total deposits was primarily due to a $1.9 billion decrease in brokered certificates of deposit and lower balances in non-interest-bearing demand, partially offset by higher balances across all other deposit products, the receipt of the remaining Ametros deposits that were held at other banks, and organic HSA deposit growth;
•Securities sold under agreements to repurchase and other borrowings decreased $96.5 million, reflecting a $231.5 million decrease in short-term repurchase agreements, which was primarily due to the timing of maturities in the first quarter of 2024, partially offset by a $135.0 million increase in overnight federal funds, which was primarily due to a change in short-term funding mix;
•FHLB advances increased $1.3 billion, also primarily due to a change in short-term funding mix;
•Long-term debt decreased $134.3 million, primarily due to the maturity of its 4.375% senior fixed-rate notes on
February 15, 2024; and
•Accrued expenses and other liabilities increased $126.4 million. Notable drivers of the change included increases in unfunded commitments for LIHTC investments, treasury derivative liabilities, income taxes payable, and deferred revenue, partially offset by decreases in accrued compensation and accrued interest payable.
Total stockholders’ equity remained relatively flat at approximately $8.7 billion at both March 31, 2024, and December 31, 2023. Although the financial statement caption as a whole did not significantly change, activity within total stockholders’ equity included the following during the three months ended March 31, 2024:
•Net income recognized of $216.3 million;
•Other comprehensive loss, net of tax, of $65.5 million;
•Dividends paid to common and preferred stockholders of $69.0 million and $4.2 million, respectively;
•Stock-based compensation expense of $13.8 million; and
•Repurchases of common stock of $20.4 million under the Company’s common stock repurchase program and $13.5 million related to employee stock-based compensation plans.

Investment Securities
Through its Corporate Treasury function, the Company maintains and invests in debt securities that are primarily used to provide a source of liquidity for operating needs, to generate interest income, and as a means to manage the Company’s interest-rate risk. The Company’s investment securities are classified into two major categories: available-for-sale and held-to-maturity.
The ALCO manages the Company’s investment securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in any such security presents a safety and soundness concern. At March 31, 2024, and December 31, 2023, the Company had total investment securities of $16.3 billion and $16.0 billion, respectively, with an average risk weighting for regulatory purposes of 16.3% and 17.2%, respectively. The Bank held the entirety of the Company's investment securities portfolio at both March 31, 2024, and December 31, 2023. However, the Holding Company may also directly hold investment securities.
The following table summarizes the balances and percentage composition of the Company’s investment securities:

	At March 31, 2024		At December 31, 2023
(In thousands)	Amount	%	Amount	%
Available-for-sale:
Government agency debentures	$262,488	3.1%	$264,633	3.0%
Municipal bonds and notes	1,207,350	14.0	1,573,233	17.6
Agency CMO	46,236	0.5	48,941	0.5
Agency MBS	3,364,414	39.1	3,347,098	37.4
Agency CMBS	2,321,230	27.0	2,288,071	25.5
CMBS	731,851	8.5	763,749	8.5
Corporate debt	617,209	7.2	622,155	6.9
Private label MBS	41,308	0.5	42,808	0.5
Other	9,055	0.1	9,041	0.1
Total available-for-sale	$8,601,141	100.0%	$8,959,729	100.0%
Held-to-maturity:
Agency CMO	$22,489	0.3%	$23,470	0.3%
Agency MBS	2,618,783	34.1	2,409,521	34.1
Agency CMBS	4,028,799	52.5	3,625,627	51.2
Municipal bonds and notes (1)	910,422	11.8	916,104	13.0
CMBS	99,582	1.3	100,075	1.4
Total held-to-maturity	$7,680,075	100.0%	$7,074,797	100.0%
Total investment securities	$16,281,216		$16,034,526
(1)The balances at both March 31, 2024, and December 31, 2023, exclude the $0.2 million ACL recorded on held-to-maturity securities.
Available-for-sale securities decreased $0.4 billion, or 4.0%, from $9.0 billion at December 31, 2023, to $8.6 billion at
March 31, 2024, primarily due to the sale of $0.3 billion in Agency MBS, Corporate debt securities, and Municipal bonds and notes, which resulted in $12.4 million of gross realized losses, $2.6 million of which were attributed to a decline in credit quality, and therefore, have been included in the Provision for credit losses. This decrease was partially offset by purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories. The average FTE yield on the available-for-sale portfolio was 3.85% for the three months ended March 31, 2024, as compared to 2.76% for the three months ended March 31, 2023. The 109 basis point increase is primarily due to the reinvestment of funds received from the sale of lower yielding securities for securities at higher interest rates.
At both March 31, 2024, and December 31, 2023, gross unrealized losses on available-for-sale securities were $0.8 billion. Available-for-sale securities are evaluated for credit losses on a quarterly basis. At both March 31, 2024, and December 31, 2023, no ACL was recorded on available-for-sale securities as each of the securities in the Company’s portfolio are investment grade and current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences. As of March 31, 2024, based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.

Held-to-maturity securities increased $0.6 billion, or 8.6%, from $7.1 billion at December 31, 2023, to $7.7 billion at
March 31, 2024, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories. The average FTE yield on the held-to-maturity portfolio was 3.37% for the three months ended March 31, 2024, as compared to 2.82% for the three months ended March 31, 2023, respectively. The 55 basis point increase is primarily due to higher interest rates on recent securities purchases, as compared to interest rates on securities with paydown activities.
At March 31, 2024, and December 31, 2023, gross unrealized losses on held-to-maturity securities were $0.9 billion and $0.8 billion, respectively. The $0.1 billion increase is primarily due to higher interest rates. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At both March 31, 2024, and December 31, 2023, the ACL on held-to-maturity securities was $0.2 million.
The following table summarizes the book value of investment securities by the earlier of either contractual maturity or call date, as applicable, along with the respective weighted-average yields:

	At March 31, 2024
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
Government agency debentures	$—	—%	$75,163	2.41%	$16,350	2.26%	$170,975	3.31%	$262,488	2.99%
Municipal bonds and notes	13,973	1.94	112,977	1.74	613,219	1.64	467,181	1.64	1,207,350	1.66
Agency CMO	—	—	234	2.98	4,260	3.09	41,742	2.85	46,236	2.87
Agency MBS	—	—	16,461	1.33	129,198	1.79	3,218,755	3.94	3,364,414	3.84
Agency CMBS	8,382	0.85	100,352	1.08	31,436	2.12	2,181,060	4.49	2,321,230	4.29
CMBS	—	—	69,319	6.92	—	—	662,532	6.90	731,851	6.90
Corporate debt	9,266	3.44	186,102	2.66	375,065	3.26	46,776	3.67	617,209	3.12
Private label MBS	—	—	—	—	—	—	41,308	4.01	41,308	4.01
Other	—	—	4,855	3.80	4,200	2.70	—	—	9,055	3.29
Total available-for-sale	$31,621	2.09%	$565,463	2.66%	$1,173,728	2.21%	$6,830,329	4.22%	$8,601,141	3.83%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$22,489	2.88%	$22,489	2.88%
Agency MBS	90	3.09	462	1.99	27,025	2.66	2,591,206	2.82	2,618,783	2.82
Agency CMBS	—	—	57,690	2.96	60,029	2.38	3,911,080	3.88	4,028,799	3.84
Municipal bonds and notes	29,756	3.15	36,446	2.84	212,658	2.73	631,562	3.24	910,422	3.10
CMBS	—	—	—	—	—	—	99,582	2.69	99,582	2.69
Total held-to-maturity	$29,846	3.15%	$94,598	2.91%	$299,712	2.65%	$7,255,919	3.43%	$7,680,075	3.39%
Total investment securities	$61,467	2.61%	$660,061	2.69%	$1,473,440	2.30%	$14,086,248	3.81%	$16,281,216	3.63%
(1)Weighted-average yields exclude FTE adjustments, and are calculated using the sum of the total book value multiplied by the yield divided by the sum of the total book value for each security, major type, and maturity bucket.
Additional information regarding the Company’s investment securities’ portfolios can be found within Note 3: Investment Securities in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company’s loans and leases:

	At March 31, 2024		At December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$16,696,070	32.7%	$16,885,475	33.3%
Asset-based	1,492,886	2.9	1,557,841	3.1
Commercial real estate	13,972,916	27.3	13,569,762	26.7
Multi-family	7,896,586	15.5	7,587,970	15.0
Equipment financing	1,280,058	2.5	1,328,786	2.6
Residential	8,226,154	16.1	8,227,923	16.2
Home equity	1,479,420	2.9	1,516,955	3.0
Other consumer	54,552	0.1	51,340	0.1
Total loans and leases (1)	$51,098,642	100.0%	$50,726,052	100.0%
(1)The amortized cost balances at March 31, 2024, and December 31, 2023, exclude the ACL recorded on loans and leases of $641.4 million and $635.7 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At March 31, 2024
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$129,444	$788,203	$2,328,841	$1,510,237	$4,756,725
Asset-based	—	95,369	—	—	95,369
Commercial real estate	514,891	1,965,463	1,122,284	124,036	3,726,674
Multi-family	363,685	3,510,062	1,121,337	63,908	5,058,992
Equipment financing	119,567	924,002	236,489	—	1,280,058
Residential	844	50,788	364,416	5,015,988	5,432,036
Home equity	2,986	23,777	167,846	210,170	404,779
Other consumer	21,117	6,166	1,043	112	28,438
Total fixed rate loans and leases	$1,152,534	$7,363,830	$5,342,256	$6,924,451	$20,783,071
Variable rate:
Commercial non-mortgage	$4,123,296	$7,176,187	$569,885	$69,977	$11,939,345
Asset-based	415,701	981,816	—	—	1,397,517
Commercial real estate	2,497,244	4,811,981	2,255,905	681,112	10,246,242
Multi-family	346,702	1,254,661	1,207,623	28,608	2,837,594
Residential	185	10,448	287,848	2,495,637	2,794,118
Home equity	1,638	6,526	124,349	942,128	1,074,641
Other consumer	3,588	20,534	1,992	—	26,114
Total variable rate loans and leases	$7,388,354	$14,262,153	$4,447,602	$4,217,462	$30,315,571
Total loans and leases (1)	$8,540,888	$21,625,983	$9,789,858	$11,141,913	$51,098,642
(1)Amounts due exclude total accrued interest receivable of $284.1 million.
(2)The Company has a back-to-back swap program, whereby it enters into an interest rate swap with a qualified customer and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty, to hedge interest rate risk. At March 31, 2024, there were 898 customer interest rate swaps arrangements with a total notional amount of $7.2 billion to convert floating-rate loan payments to fixed-rate loan payments.

Portfolio Concentrations
The Company actively monitors and manages concentrations of credit risk pertaining to specific industries and geographies that may exist in its loan and lease portfolio.
At March 31, 2024, and December 31, 2023, commercial non-mortgage, commercial real estate, and multi-family loans comprised 75.5% and 75.0%, respectively, of the Company’s loan and lease portfolio, with a large portion of the borrowers or properties associated with these loans geographically concentrated in New York City and the proximate areas.
The following table summarizes commercial non-mortgage loans by industry, as determined using standardized industry classification codes, which are used by the Company to categorize loans based on the borrower’s type of business:

	At March 31, 2024		At December 31, 2023
(In thousands)	Amount	%	Amount	%
Finance	$3,928,510	23.5%	$4,109,280	24.4%
Services	2,720,172	16.3	2,928,621	17.3
Communications	1,391,025	8.3	1,166,668	6.9
Healthcare	1,027,056	6.2	848,867	5.0
Manufacturing	996,336	6.0	1,163,798	6.9
Retail & Wholesale	780,762	4.7	874,547	5.2
Real Estate	773,660	4.6	815,769	4.8
Transportation & Public Utilities	550,132	3.3	547,967	3.3
Construction	447,574	2.7	477,303	2.8
Other	4,080,843	24.4	3,952,655	23.4
Total Commercial non-mortgage	$16,696,070	100.0%	$16,885,475	100.0%
As illustrated above, the Company’s commercial non-mortgage portfolio is well diversified across industries, and concentrations are generally consistent from period to period. Any change in composition is consistent with the Company's portfolio growth strategy.
The following tables summarize commercial real estate and multi-family loans by both geography and property type:

(In thousands)	At March 31, 2024		At December 31, 2023
Geography:	Amount	%	Amount	%
New York City	$7,634,045	34.9%	$7,482,324	35.4%
Other New York County	3,297,133	15.1	3,321,313	15.7
Connecticut	1,789,142	8.2	1,749,839	8.3
New Jersey	1,782,090	8.1	1,729,139	8.2
Massachusetts	1,336,681	6.1	1,338,936	6.3
Southeast	2,523,181	11.6	2,311,574	10.9
Other	3,507,230	16.0	3,224,607	15.2
Total Commercial real estate & Multi-family	$21,869,502	100.0%	$21,157,732	100.0%

Property Type:
Multi-family (1)	$7,896,586	36.1%	$7,587,970	35.9%
Industrial & Warehouse	3,721,986	17.0	3,467,859	16.4
Retail	1,620,643	7.4	1,765,512	8.3
Healthcare & Senior Living	1,581,836	7.3	1,576,511	7.5
Construction	1,512,655	6.9	1,442,621	6.8
Office	986,182	4.5	1,041,451	4.9
Hotel	462,961	2.1	489,379	2.3
Other	4,086,653	18.7	3,786,429	17.9
Total Commercial real estate & Multi-family	$21,869,502	100.0%	$21,157,732	100.0%
(1)Includes $1.5 billion and $1.3 billion of rent-regulated multi-family loans at March 31, 2024, and December 31, 2023, respectively.
Given the foundational change in office demand driven by the acceptance of remote work options, the commercial real estate market has experienced an increase in office property vacancies following the COVID-19 pandemic. As such, commercial real estate performance across the United States related to the office sector continues to be an area of uncertainty.
At March 31, 2024, the Company’s outstanding balance for commercial real estate office loans was $1.0 billion, or 1.9% of total loans and leases. In addition, at March 31, 2024, the Company has established reserves of $50.0 million against commercial real estate office loans. While the Company does anticipate ongoing change in the office sector, management believes that its reserve levels reflect the expected credit losses in the portfolio.

Credit Policies and Procedures
The Bank has credit policies and procedures in place designed to support its lending activities within an acceptable level of risk, which are reviewed and approved by management and the Board of Directors on a regular basis. To assist with this process, management inspects reports generated by the Company’s loan reporting systems related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans.
Commercial non-mortgage, asset-based, and equipment finance loans are underwritten after evaluating and understanding the borrower’s ability to operate and service its debt. Assessment of the borrower’s management is a critical element of the underwriting process and credit decision. Once it has been determined that the borrower’s management possesses sound ethics and a solid business acumen, current and projected cash flows are examined to determine the ability of the borrower to repay obligations, as contracted. Commercial non-mortgage, asset-based, and equipment finance loans are primarily made based on the identified cash flows of the borrower, and secondarily on the underlying collateral provided by the borrower. However, the cash flows of borrowers may not be as expected, and the collateral securing these loans, as applicable, may fluctuate in value. Most commercial non-mortgage, asset-based, and equipment finance loans are secured by the assets being financed and may incorporate personal guarantees of the principal balance.
Commercial real estate loans, including multi-family, are subject to underwriting standards and processes similar to those for commercial non-mortgage, asset-based, equipment finance, and warehouse lending loans. These loans are primarily viewed as cash flow loans, and secondarily as loans secured by real estate. Repayment of commercial real estate loans is largely dependent on the successful operation of the property securing the loan, the market in which the property is located, and the tenants of the property securing the loan. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location, which reduces the Company’s exposure to adverse economic events that may affect a particular market. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. All transactions are appraised to determine market value. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. Management periodically utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting its commercial real estate loan portfolio.
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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $5.7 million, or 0.9%, from $635.7 million at December 31, 2023, to $641.4 million at March 31, 2024, primarily due to the impact of the current macroeconomic environment on credit performance and nominal organic loan growth, partially offset by net charge-offs.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At March 31, 2024		At December 31, 2023
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$186,448	29.1%	$211,699	33.3%
Asset-based	31,832	5.0	15,828	2.5
Commercial real estate	268,692	41.9	248,921	39.2
Multi-family	81,839	12.7	80,582	12.7
Equipment financing	20,298	3.2	20,633	3.2
Residential	25,948	4.0	29,739	4.7
Home equity	24,186	3.8	26,154	4.1
Other consumer	2,199	0.3	2,181	0.3
Total ACL on loans and leases	$641,442	100.0%	$635,737	100.0%
(1)The ACL allocated to a single loan and lease category does not preclude its availability to absorb losses in other categories.

Methodology
The Company’s ACL on loans and leases is considered to be a critical accounting policy. The ACL on loans and leases is a contra-asset account that offsets the amortized cost basis of loans and leases for the credit losses that are expected to occur over the life of the asset. Executive management reviews and advises on the adequacy of the allowance, which is maintained at a level that management deems to be sufficient to cover expected losses within the loan and lease portfolios.
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
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on product type and credit quality, and expected losses are determined using models that follow a PD, LGD, EAD, or loss rate framework. For portfolios using the PD, LGD, and EAD framework, expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. The Company’s PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, loan-level risk attributes, and credit quality indicators. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of a similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses, the loan’s amortization schedule, and prepayment rates. Under the loss rate framework, expected credit losses are estimated using a loss rate that is multiplied by the amortized cost of the asset at the balance sheet date. For each loan segment identified, management applies an expected historical loss trend based on third-party loss estimates, and correlates them to observed economic metrics, and reasonable and supportable forecasts of economic conditions.
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
The Company incorporates forecasts of macroeconomic variables in the determination of expected credit losses. Macroeconomic variables are selected for each class of financing receivable based on relevant factors, such as asset type and the correlation of the variables to credit losses, among others. Data from the forecast scenario of these macroeconomic variables are used as an inputs to the modeled loss calculation.
A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics that are not reflected or captured in the quantitative models, but are likely to impact the measurement of estimated credit losses. Qualitative factors are based on management’s judgement of the Company, market, industry, or business specific data including loan trends, portfolio segment composition, and loan rating or credit scores. Qualitative adjustments may be applied in relation to economic forecasts when relevant facts and circumstances are expected to impact credit losses, particularly in times of significant volatility in economic activity.
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
Additional information regarding the Company’s ACL methodology can be found within Note 1: Summary of Significant Accounting Policies in the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	At March 31, 2024	At December 31, 2023
Non-performing loans and leases (1)	$283,612	$209,544
Total loans and leases	51,098,642	50,726,052
Non-performing loans and leases as a percentage of loans and leases	0.56%	0.41%

Non-performing assets (1)	$289,254	$218,600
Total loans and leases	$51,098,642	$50,726,052
Add: OREO and repossessed assets	5,642	9,056
Total loans and leases plus OREO and repossessed assets	$51,104,284	$50,735,108
Non-performing assets as a percentage of loans and leases plus OREO and repossessed assets	0.57%	0.43%

Non-performing assets (1)	$289,254	$218,600
Total assets	76,161,693	74,945,249
Non-performing assets as a percentage of total assets	0.38%	0.29%

ACL on loans and leases	$641,442	$635,737
Non-performing loans and leases (1)	283,612	209,544
ACL on loans and leases as a percentage of non-performing loans and leases	226.17%	303.39%

ACL on loans and leases	$641,442	$635,737
Total loans and leases	51,098,642	50,726,052
ACL on loans and leases as a percentage of loans and leases	1.26%	1.25%

ACL on loans and leases	$641,442	$635,737
Net charge-offs (annualized)	149,956	108,086
Ratio of ACL on loans and leases to net charge-offs (annualized)	4.28x	5.88x
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
The following table summarizes net charge-offs as an annualized percentage of average loans and leases for each category:

	At or for the three months ended March 31,
	2024			2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	%	Net Charge-offs (Recoveries)	Average Balance	%
Commercial non-mortgage	$31,333	$16,941,546	0.74%	$2,723	$16,635,874	0.07%
Asset-based	—	1,523,616	—	13,189	1,790,992	2.95
Commercial real estate	2,112	13,719,196	0.06	8,551	13,260,223	0.26
Multi-family	1,128	7,684,569	0.06	1,033	6,710,103	0.06
Equipment financing	3,335	1,293,856	1.03	(660)	1,625,463	(0.16)
Warehouse lending	—	—	—	—	409,580	—
Residential	(72)	8,225,151	—	(461)	7,995,327	(0.02)
Home equity	(1,206)	1,499,529	(0.32)	(421)	1,608,428	(0.10)
Other consumer	859	50,955	6.74	567	59,202	3.83
Total	$37,489	$50,938,418	0.29%	$24,521	$50,095,192	0.20%
Net charge-offs increased $13.0 million, or 52.9%, from $24.5 million for the three months ended March 31, 2024, as compared to $37.5 million for the three months ended March 31, 2023, primarily due to an increase in net charge-offs in the commercial non-mortgage category, partially offset by a decrease in net charge-offs in the asset-based lending category.

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
At March 31, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Although regulatory agencies have not issued formal guidance mandating more stringent liquidity and capital requirements, the Company is anticipating a greater focus on the liquidity and capital adequacy of financial institutions in response to the high-profile bank failures that occurred in 2023 and related turmoil in the banking industry. The Company has taken appropriate measures to mitigate the risk that such requirements, if implemented, may have on its business, financial positions, and results of operations.
Cash inflows are provided through a variety of sources, including principal and interest payments on loans and investments, unpledged securities that can be sold or utilized to secure funding, and new deposits. The Company is committed to maintaining a strong base of core deposits, which consists of demand, interest-bearing checking, savings, health savings, and money market accounts, to support growth in its loan portfolios. Management actively monitors the interest rate environment and makes adjustments to its deposit strategy in response to evolving market conditions, funding needs, and client relationship dynamics.
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
During the three months ended March 31, 2024, the Bank paid $175.0 million in dividends to the Holding Company. At March 31, 2024, there was $598.6 million of retained earnings available for the payment of dividends by the Bank to the Holding Company. On April 24, 2024, the Bank was approved to pay the Holding Company $125.0 million in dividends for the second quarter of 2024.
There are certain restrictions on the Bank’s payment of dividends to the Holding Company, which can be found within
Note 9: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report, and in the section captioned “Supervision and Regulation” in Part I - Item 1. Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The quarterly cash dividend to common stockholders remained at $0.40 per common share for the three months ended
March 31, 2024. On April 24, 2024, it was announced that the Holding Company’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For the Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share were declared, respectively. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Holding Company maintains a common stock repurchase program, which was approved by the Board of Directors, that authorizes management to purchase shares of its common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to certain conditions. During the three months ended March 31, 2024, the Holding Company repurchased 434,061 shares under the repurchase program at a weighted-average price of $47.01 per share, totaling $20.4 million. At March 31, 2024, the Holding Company’s remaining purchase authority was $273.0 million. In addition, the Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the three months ended March 31, 2024, the Company repurchased 280,517 shares at a weighted-average price of $48.11 per share, totaling $13.5 million, for this purpose.
Webster Bank Liquidity. The Bank’s primary source of funding is its core deposits. Including time deposits, the Bank had a loan to deposit ratio of 84.1% and 83.5% at March 31, 2024, and December 31, 2023, respectively.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At March 31, 2024, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.

Capital Requirements. The Holding Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s Condensed Consolidated Financial Statements. Under capital adequacy guidelines and/or the the regulatory framework for prompt corrective action (applies to the Bank only), both the Holding Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by Basel III to ensure capital adequacy require the Holding Company and the Bank to maintain minimum ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Capital, as defined in the regulations. At March 31, 2024, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.
In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, capital ratios will phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2022, 2023, and 2024, the Company is allowed 75%, 50%, and 25%, respectively, of the regulatory capital benefit as of December 31, 2021, with full absorption occurring in 2025. At March 31, 2024, the regulatory capital benefit allowed from the delayed CECL adoption resulted in a 3, 3, and 2 basis point increase to the Holding Company’s and the Bank’s CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Tier 1 Leverage Capital, respectively, and a 1 basis point decrease to Total Risk-Based Capital. Both the Holding Company’s and the Bank’s regulatory ratios remain in excess of being well-capitalized, even without the regulatory capital benefit of the delayed CECL adoption impact.
Additional information regarding the required regulatory capital levels and ratios applicable to the Holding Company and the Bank can be found within Note 9: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.

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
Deposits. The Bank offers a wide variety of checking and savings deposit products designed to meet the transactional and investment needs of its consumer and business customers. The Bank’s deposit services include, but are not limited to, ATM and debit card use, direct deposit, ACH payments, mobile banking, internet-based banking, banking by mail, account transfers, and overdraft protection, among others. The Bank manages the flow of funds in its deposit accounts and interest rates consistent with FDIC regulations. The Bank’s Consumer and Digital Pricing Committee and its Commercial and Institutional Liability and Loan Pricing Committee both meet regularly to determine pricing and marketing initiatives.
Total deposits were $60.7 billion and $60.8 billion at March 31, 2024, and December 31, 2023, respectively. The nominal
$36.5 million decrease is primarily due to a $1.9 billion decrease in brokered certificates of deposit and lower balances in non-interest-bearing demand, partially offset by higher balances across all other deposit products, the receipt of the remaining Ametros deposits that were held at other banks, and organic HSA deposit growth.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended March 31,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,582,416	—%	$12,629,928	—%
Interest-bearing:
Checking	9,255,252	1.80	8,822,549	1.44
Health savings accounts	8,605,640	0.15	8,292,450	0.15
Money market	18,102,661	4.15	12,884,558	2.57
Savings	6,697,772	1.29	8,146,263	0.49
Time deposits	7,321,625	4.57	4,024,472	2.43
Total interest-bearing	49,982,950	2.70	42,170,292	1.42
Total average deposits	$60,565,366	2.23%	$54,800,220	1.11%
Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion and affiliate deposits. At March 31, 2024, and December 31, 2023, total uninsured deposits as per regulatory reporting requirements and reported on Schedule RC-O of the Bank’s Call Report were $20.7 billion and $21.0 billion, respectively.
The following table summarizes uninsured deposits information at March 31, 2024, after certain exclusions:

(In thousands)	At March 31, 2024
Uninsured deposits, per regulatory reporting requirements	$20,726,997
Less: Affiliate deposits	(2,741,198)
Collateralized deposits	(5,067,374)
Uninsured deposits, after exclusions	$12,918,425

Immediately available liquidity (1)	$18,756,799
Uninsured deposits coverage	145.2%
(1)Reflects $10.8 billion and $6.8 billion of additional borrowing capacity from the FHLB and the FRB, respectively, and $1.2 billion of interest-bearing deposits held at FRB.

Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 21.3% of total deposits at March 31, 2024. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer facing, and therefore are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Quarterly Report on Form 10-Q, the Company’s uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and collateralized deposits, is consistent with the percentage reported at March 31, 2024.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	March 31, 2024
Portion of U.S. time deposits in excess of insurance limit	$508,998
Time deposits otherwise uninsured with a maturity of:
3 months or less	$190,521
Over 3 months through 6 months	186,435
Over 6 months through 12 months	124,826
Over 12 months	7,216
Additional information regarding period-end deposit balances and rates can be found within Note 6: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. The Bank’s primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowings were $4.9 billion and $3.9 billion at March 31, 2024, and December 31, 2023, respectively, and represented 6.5% and 5.2% of total assets, respectively. The $1.0 billion increase is primarily due to increases of $1.3 billion and $135.0 million in FHLB advances and federal funds purchased, respectively, partially offset by decreases of $231.5 million and $134.3 million in securities sold under agreements to repurchase and long-term debt, respectively.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $126.9 million and $358.4 million at March 31, 2024, and December 31, 2023, respectively. The $231.5 million decrease is primarily due to the timing of maturities in the first quarter of 2024.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. Federal funds purchased totaled $235.0 million and $100.0 million at March 31, 2024, and December 31, 2023, respectively. The $135.0 million increase is primarily due to the change in short-term funding mix.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $3.7 billion and $2.4 billion at March 31, 2024, and December 31, 2023, respectively. The $1.3 billion increase is also due to the change in short-term funding mix.
Long-term debt consists of senior fixed-rate notes maturing in 2029, subordinated fixed-to-floating-rate notes maturing in 2029 and 2030, and floating-rate junior subordinated notes maturing in 2033. Long-term debt totaled $914.5 million and $1.0 billion at March 31, 2024, and December 31, 2023, respectively. The $134.3 million decrease is primarily due to the maturity of its 4.375% senior fixed-rate notes on February 15, 2024.
The Bank had additional borrowing capacity from the FHLB of $10.8 billion and $12.5 billion at March 31, 2024, and December 31, 2023, respectively. The Bank also had additional borrowing capacity from the FRB of $6.8 billion and $6.6 billion at March 31, 2024, and December 31, 2023, respectively. Unencumbered investment securities of $1.1 billion at March 31, 2024, could have been used for collateral on borrowings or to increase borrowing capacity by either $848.5 million with the FHLB or $1.0 billion with the FRB.

The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended March 31,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$130,653	0.52%	$243,848	0.11%
Federal funds purchased	140,165	5.47	671,175	4.62
FHLB advances	2,689,632	5.50	5,673,826	4.80
Long-term debt	980,926	3.64	1,072,252	3.65
Total average borrowings	$3,941,376	4.88%	$7,661,101	4.48%
Additional information regarding period-end borrowings balances and rates can be found within Note 7: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of eleven district FHLBs, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for the Bank to maintain its membership and access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. The Bank held FHLB capital stock of $153.1 million and $99.0 million at March 31, 2024, and December 31, 2023, respectively. The most recent FHLB quarterly cash dividend was paid on May 2, 2024, in an amount equal to an annual yield of 8.40%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. The Bank held FRB capital stock of $228.3 million and $227.9 million at March 31, 2024, and December 31, 2023, respectively. The most recent FRB semi-annual cash dividend was paid on December 29, 2023, in an amount equal to an annual yield of 4.30%.
Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at March 31, 2024. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company’s current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$300,000	$300,000
Subordinated notes	—	—	—	—	—	499,000	499,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	3,650,000	—	—	231	225	9,474	3,659,930
Securities sold under agreements to repurchase	126,886	—	—	—	—	—	126,886
Federal funds purchased	235,000	—	—	—	—	—	235,000
Time deposits	6,406,380	414,440	56,451	33,809	20,873	5,367	6,937,320
Operating lease liabilities	28,969	40,748	36,777	32,089	27,872	83,303	249,758
Contingent consideration	12,500	207	—	—	—	—	12,707
Royalty liabilities	8,940	1,560	—	—	—	—	10,500
Purchase obligations (2)	103,403	37,947	18,638	12,583	4,333	14,287	191,191
Total contractual obligations	$10,572,078	$494,902	$111,866	$78,712	$53,303	$988,751	$12,299,612
(1)Interest payments on borrowings have been excluded.
(2)Purchase obligations represent agreements to purchase goods or services of $1.0 million or more that are enforceable and legally binding and specify all significant terms.
In addition, in the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $11.7 billion at March 31, 2024, does not necessarily reflect future cash payments.

The Company also enters into commitments to invest in venture capital and private equity funds and tax credit structures to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $796.2 million at March 31, 2024. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
Pension obligations are funded by the Company, as needed, to provide for participant benefit payments as it relates to the Company’s frozen, non-contributory, qualified defined benefit pension plan. Decisions to contribute to the defined benefit pension plan are made based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. The Company does not currently anticipate that it will be required to contribute to the defined benefit pension plan in 2024. The Company’s non-qualified supplemental executive retirement plans and other post-employment benefit plans are unfunded.
At March 31, 2024, the Company’s Condensed Consolidated Balance Sheet reflects a liability for uncertain tax positions of $14.5 million and $4.3 million of accrued interest and penalties, respectively. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The final rule levies a special assessment to certain banks at a quarterly rate of 3.36 basis points based on their uninsured deposits balance reported as of December 31, 2022. The special assessment is to be collected for an anticipated total of eight quarterly assessment periods beginning with the first quarter of 2024, which has a payment date of June 28, 2024. Based on the final rule, the Company had estimated that its special assessment charge was approximately $47.2 million at December 31, 2023.
On February 23, 2024, the Company received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank was $20.4 billion, an increase of approximately $4.1 billion from the estimated $16.3 billion described in the final rule. Based on the Company’s evaluation of all information available at March 31, 2024, the Company recorded an additional $11.9 million towards its estimated special assessment charge. The FDIC plans to provide institutions subject to the special assessment with an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, to be released in June 2024.
Additional information regarding credit-related financial instruments and the FDIC special assessment, and alternative investments can be found within Note 16: Commitments and Contingencies and Note 10: Variable Interest Entities, respectively, in the Notes to the Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report. Additional information regarding defined benefit pension and other postretirement benefit plans and income taxes can be found within Note 19: Retirement Benefit Plans and Note 9: Income Taxes, respectively, in the Notes to the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short-term and long-term interest rate risk when determining the Company’s strategy and action. To facilitate this process, interest rate sensitivity is monitored on an ongoing basis by the Company’s ALCO, whose primary goal is to manage interest rate risk and maximize net income and net economic value over time in changing interest rate environments. The ALCO meets frequently to make decisions on the Company’s investment and funding portfolios based on the economic outlook, its interest rate expectations, the risk position, and other factors.
Four main tools are used for managing interest rate risk:
•the size, duration, and credit risk of the investment portfolio;
•the size and duration of the wholesale funding portfolio;
•interest rate contracts; and
•the pricing and structure of loans and deposits.
The Company measures interest rate risk using simulation analysis and asset/liability modeling software to calculate the earnings at risk and equity at risk. Essentially, interest rates are assumed to change up or down in a parallel fashion, and the net interest income results in each scenario are compared to a flat rate base scenario. The flat rate base scenario holds the end of period yield curve constant over a twelve-month forecast horizon. At both March 31, 2024, and December 31, 2023, the flat rate base scenario assumed a federal funds rate of 5.50%. The federal funds rate target range was 5.25-5.50% at both March 31, 2024, and December 31, 2023.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company’s net interest income over a twelve-month period starting at March 31, 2024, and December 31, 2023, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
March 31, 2024	(7.0)%	(4.2)%	(2.0)%	1.7%	3.4%	5.4%
December 31, 2023	(7.2)%	(4.5)%	(2.0)%	1.7%	3.3%	5.4%
Despite changes in the Company’s balance sheet composition during the three months ended March, 31, 2024, asset sensitivity in terms of net interest income generally remained unchanged from December 31, 2023, to March 31, 2024. This was primarily due to an increase in fixed-rate investment securities, which was offset by an increase in floating-rate loans.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company’s net interest income over a twelve-month period starting at March 31, 2024, and December 31, 2023:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2024	(1.7)%	(0.7)%	0.4%	0.8%	(2.2)%	(1.1)%	1.1%	2.1%
December 31, 2023	(1.8)%	(0.8)%	0.4%	0.7%	(2.3)%	(1.1)%	1.1%	2.2%
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
Despite changes in the Company’s balance sheet composition during the three months ended March, 31, 2024, sensitivity to both the short end and the long end of the yield curve for net interest income generally remained from December 31, 2023, to March 31, 2024. This was also primarily due to an increase in fixed-rate investment securities, which was offset by an increase in floating-rate loans.
The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at March 31, 2024, and December 31, 2023:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100bp	+100bp
March 31, 2024
Assets	$76,161,693	$71,150,404	$1,351,686	$(1,399,835)
Liabilities	67,414,195	62,140,735	1,923,952	(1,754,226)
Net	$8,747,498	$9,009,669	$(572,266)	$354,391
Net change as % base net economic value			(6.4)%	3.9%

December 31, 2023
Assets	$74,945,249	$70,356,779	$1,297,870	$(1,350,496)
Liabilities	66,255,253	61,722,480	1,960,088	(1,786,228)
Net	$8,689,996	$8,634,299	$(662,218)	$435,732
Net change as % base net economic value			(7.7)%	5.0%
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
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At March 31, 2024, and December 31, 2023, the Company’s duration gap was negative 1.0 years and negative 1.1 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than the duration of financial assets, and therefore, liabilities have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, the Company’s net estimated economic value would generally be expected to increase when interest rates rise, as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise, and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company’s interest rate risk position at March 31, 2024, represents a reasonable level of risk given the current interest rate outlook. The Company continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.
Additional information regarding the Company’s asset/liability management process can be found under the section captioned “Asset/Liability Management and Market Risk ” contained in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Estimates
The preparation of the Company’s Condensed Consolidated Financial Statements, and accompanying notes thereto, in accordance with GAAP and practices generally applicable to the financial services industry, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. While management’s estimates are made based on historical experience, current available information, and other factors that are deemed to be relevant, actual results could significantly differ from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and can be susceptible to significant change in the near term. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the Company’s financial condition or results of operations. Management has identified that the Company’s most critical accounting estimates are those related to its ACL on loans and leases and business combinations accounting policies. These accounting policies and their underlying estimates are discussed directly with the Audit Committee of the Board of Directors.
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of expected lifetime credit losses within the Company’s loan and lease portfolios at the balance sheet date. The calculation of expected credit losses is determined using predictive methods and models that follow a
PD, LGD, EAD, or loss rate framework and include consideration of past events, current conditions, macroeconomic variables (i.e., unemployment, gross domestic product, property values, and interest rate spreads), and reasonable and supportable economic forecasts that affect the collectability of the reported amounts. Changes to the ACL on loans and leases, and therefore, to the related provision for credit losses, can materially affect financial results.
The determination of the appropriate level of ACL on loans and leases inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends using existing qualitative and quantitative information, and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Changes in economic conditions affecting borrowers and macroeconomic variables that the Company is more susceptible to, unforeseen events such as natural disasters and pandemics, along with new information regarding existing loans, identification of additional problem loans, the fair value of underlying collateral, and other factors, both within and outside the Company’s control, may indicate the need for an increase or decrease in the ACL on loans and leases.
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
Additional information regarding the determination of the ACL on loans and leases, including the Company’s valuation methodology, can be found under the section captioned “Allowance for Credit Losses on Loans and Leases” contained elsewhere in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in
Part II - Item 8. Financial Statements and Supplementary Data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Business Combinations
The acquisition method of accounting generally requires that the identifiable assets acquired and liabilities assumed in business combinations are recorded at fair value as of the acquisition date. The determination of fair value often involves the use of internal or third-party valuation techniques, such as discounted cash flow analyses or appraisals. Particularly, the valuation techniques used to estimate the fair value of the core deposit intangible asset acquired in the Ametros acquisition includes estimates related to discount rates, client attrition rates, an alternative cost of funds, and other relevant factors, which are inherently subjective. A description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed from the Ametros acquisition can be found within Note 2: Business Developments in the Notes to Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$322,041	$429,323
Interest-bearing deposits	1,223,187	1,286,472
Investment securities available-for-sale, at fair value	8,601,141	8,959,729
Investment securities held-to-maturity, net of allowance for credit losses of $184 and $209	7,679,891	7,074,588
Federal Home Loan Bank and Federal Reserve Bank stock	381,451	326,882
Loans held for sale ($323 and $2,610 valued under fair value option)	239,763	6,541
Loans and leases	51,098,642	50,726,052
Allowance for credit losses on loans and leases	(641,442)	(635,737)
Loans and leases, net	50,457,200	50,090,315
Deferred tax assets, net	341,292	369,212
Premises and equipment, net	423,128	429,561
Goodwill	2,868,068	2,631,465
Other intangible assets, net	382,841	203,135
Cash surrender value of life insurance policies	1,237,828	1,247,938
Accrued interest receivable and other assets	2,003,862	1,890,088
Total assets	$76,161,693	$74,945,249
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$10,212,509	$10,732,516
Interest-bearing	50,535,234	50,051,768
Total deposits	60,747,743	60,784,284
Securities sold under agreements to repurchase and other borrowings	361,886	458,387
Federal Home Loan Bank advances	3,659,930	2,360,018
Long-term debt	914,520	1,048,820
Accrued expenses and other liabilities	1,730,116	1,603,744
Total liabilities	67,414,195	66,255,253
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares	1,828	1,828
Paid-in capital	6,138,935	6,179,753
Retained earnings	3,425,701	3,282,530
Treasury stock, at cost—10,314,159 and 10,756,089 shares	(486,844)	(507,523)
Accumulated other comprehensive (loss), net of tax	(616,101)	(550,571)
Total stockholders’ equity	8,747,498	8,689,996
Total liabilities and stockholders’ equity	$76,161,693	$74,945,249
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended
	March 31,
(In thousands, except per share data)	2024	2023
Interest Income:
Interest and fees on loans and leases	$792,045	$716,356
Taxable interest on investment securities	135,071	85,566
Non-taxable interest on investment securities	12,514	13,684
Loans held for sale	82	16
Other interest and dividends	12,138	15,306
Total interest income	951,850	830,928
Interest Expense:
Deposits	335,971	150,204
Securities sold under agreements to repurchase and other borrowings	2,108	7,827
Federal Home Loan Bank advances	37,367	68,126
Long-term debt	8,665	9,488
Total interest expense	384,111	235,645
Net interest income	567,739	595,283
Provision for credit losses	45,500	46,749
Net interest income after provision for credit losses	522,239	548,534
Non-interest Income:
Deposit service fees	42,589	45,436
Loan and lease related fees	19,767	23,005
Wealth and investment services	7,924	6,587
Cash surrender value of life insurance policies	5,946	6,728
(Loss) on sale of investment securities, net	(9,826)	(16,747)
Other income	32,953	5,757
Total non-interest income	99,353	70,766
Non-interest Expense:
Compensation and benefits	188,540	173,200
Occupancy	19,439	20,171
Technology and equipment	45,836	44,366
Intangible assets amortization	9,194	9,497
Marketing	4,281	3,476
Professional and outside services	12,981	32,434
Deposit insurance	24,223	12,323
Other expense	31,429	37,000
Total non-interest expense	335,923	332,467
Income before income taxes	285,669	286,833
Income tax expense	69,346	65,829
Net income	216,323	221,004
Preferred stock dividends	4,163	4,163
Net income available to common stockholders	$212,160	$216,841

Earnings per common share:
Basic	$1.23	$1.24
Diluted	1.23	1.24
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended
	March 31,
(In thousands)	2024	2023
Net income	$216,323	$221,004
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(36,271)	71,618
Derivative instruments	(29,989)	21,374
Defined benefit pension and other postretirement benefit plans	730	3,948
Other comprehensive (loss) income, net of tax	(65,530)	96,940
Comprehensive income	$150,793	$317,944
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended March 31, 2024
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at December 31, 2023	$283,979	$1,828	$6,179,753	$3,282,530	$(507,523)	$(550,571)	$8,689,996
Net income	—	—	—	216,323	—	—	216,323
Other comprehensive (loss), net of tax	—	—	—	—	—	(65,530)	(65,530)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(68,989)	—	—	(68,989)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	(40,818)	—	54,578	—	13,760
Common shares acquired from stock compensation plan activity	—	—	—	—	(13,496)	—	(13,496)
Common stock repurchase program	—	—	—	—	(20,403)	—	(20,403)
Balance at March 31, 2024	$283,979	$1,828	$6,138,935	$3,425,701	$(486,844)	$(616,101)	$8,747,498

	At or for the three months ended March 31, 2023
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at December 31, 2022	$283,979	$1,828	$6,173,240	$2,713,861	$(431,762)	$(684,960)	$8,056,186
Adoption of ASU No. 2022-02	—	—	—	(4,245)	—	—	(4,245)
Net income	—	—	—	221,004	—	—	221,004
Other comprehensive income, net of tax	—	—	—	—	—	96,940	96,940
Common stock dividends and equivalents—$0.40 per share	—	—	—	(69,712)	—	—	(69,712)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	(33,471)	—	45,117	—	11,646
Exercise of stock options	—	—	(2,026)	—	3,749	—	1,723
Common shares acquired from stock compensation plan activity	—	—	—	—	(15,085)	—	(15,085)
Balance at March 31, 2023	$283,979	$1,828	$6,137,743	$2,856,745	$(397,981)	$(588,020)	$8,294,294

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2024	2023
Operating Activities:
Net income	$216,323	$221,004
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	45,500	46,749
Deferred income tax expense	16,470	13,911
Stock-based compensation	13,760	11,646
Depreciation and amortization of property and equipment and intangible assets	19,027	20,745
Net (accretion) and amortization of interest-earning assets and borrowings	(11,893)	(4,388)
Amortization of low-income housing tax credit investments	20,413	21,478
Reduction of right-of-use lease assets	7,475	7,525
Loss on sale of investment securities, net	9,826	16,747
Originations of loans held for sale	(3,317)	(2,590)
Proceeds from sale of loans held for sale	4,713	3,832
Net (gain) on sale of mortgage servicing rights	(11,655)	—
(Increase) in cash surrender value of life insurance policies	(5,946)	(6,728)
Other operating activities, net	(11,145)	(677)
Net decrease (increase) in derivative contract assets and liabilities	56,534	(48,570)
Net decrease (increase) in accrued interest receivable and other assets	296,416	(8,150)
Net (decrease) in accrued expenses and other liabilities	(418,820)	(78,240)
Net cash provided by operating activities	243,681	214,294
Investing Activities:
Purchases of available-for-sale securities	(244,434)	(357,784)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	205,507	119,033
Proceeds from sale of available-for-sale securities	331,690	395,358
Purchases of held-to-maturity securities	(677,961)	(599,387)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	80,360	99,992
Net (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	(54,569)	(138,824)
Alternative investments (capital calls), net of distributions	(4,192)	(3,184)
Net (increase) in loans	(692,991)	(1,478,986)
Proceeds from sale of loans not originated for sale	49,440	106,779
Proceeds from sale of mortgage servicing rights	18,310	—
Proceeds from sale of foreclosed properties and repossessed assets	790	1,745
Proceeds from sale of property and equipment	1,042	—
Additions to property and equipment	(5,057)	(10,293)
Proceeds from life insurance policies	3,977	—
Net cash paid for acquisition of Ametros	(359,460)	—
Net cash paid for acquisition of interLINK	—	(157,646)
Net cash (used for) investing activities	(1,347,548)	(2,023,197)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2024	2023
Financing Activities:
Net (decrease) increase in deposits	(26,850)	1,236,463
Net increase in Federal Home Loan Bank advances	1,299,912	3,099,909
Net (decrease) in securities sold under agreements to repurchase and other borrowings	(96,501)	(845,676)
Repayment of long-term debt	(132,550)	—
Payment of contingent consideration	(4,050)	—
Dividends paid to common stockholders	(68,599)	(70,140)
Dividends paid to preferred stockholders	(4,163)	(4,163)
Exercise of stock options	—	1,723
Common stock repurchase program	(20,403)	—
Common shares acquired related to stock compensation plan activity	(13,496)	(15,085)
Net cash provided by financing activities	933,300	3,403,031
Net (decrease) increase in cash and cash equivalents	(170,567)	1,594,128
Cash and cash equivalents, beginning of period	1,715,795	839,943
Cash and cash equivalents, end of period	$1,545,228	$2,434,071

Supplemental disclosure of cash flow information:
Interest paid	$416,290	$221,182
Income taxes paid	11,240	6,334
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$742	$607
Transfer of returned lease equipment to assets held for sale	1,524	—
Transfer of loans and leases to loans held for sale	284,806	316,596
Acquisition of Ametros:
Tangible assets acquired	256,957	—
Goodwill and other intangible assets	417,085	—
Liabilities assumed	299,507	—
Forgiveness of long-term debt	12,875	—
Pre-existing equity interest	2,200	—
Acquisition of interLINK:
Tangible assets acquired	—	6,417
Goodwill and other intangible assets	—	183,216
Liabilities assumed	—	15,948
Contingent consideration	—	16,039
Acquisition of Bend:
Tangible assets acquired	—	294
Goodwill and other intangible assets	—	(294)
Merger with Sterling:
Tangible assets acquired	—	17,607
Goodwill and other intangible assets	—	(25,561)
Liabilities assumed	—	(7,954)
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Basis of Presentation and Accounting Standards Updates
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
A reporting entity that applies the proportional amortization method to qualifying tax equity investments must account for the receipt of the investment tax credits using the flow-through method under Topic 740, Income Taxes, even if the entity applies the deferral method for other investment tax credits received. The amendments also remove certain guidance for Qualified Affordable Housing Project Investments, require the application of the delayed equity contribution guidance to all tax equity investments, and require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method in accordance with Subtopic 323-740.
The Company adopted the Update on January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements and disclosures as its investments in tax credit structures are currently limited to LIHTC investments, which are already being accounted for using the proportional amortization method.
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
The Company adopted the Update on January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements and disclosures as its operating lease arrangements in which it is lessee are currently not between entities under common control.

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
The Company adopted the Update on January 1, 2024. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements and disclosures. The Company does not currently consider contractual restrictions on the sale of an equity security in measuring fair value.
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
The Update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements, in which, upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating this guidance to determine the impact on its segment reporting disclosures.

Note 2: Business Developments
Ametros Acquisition
On January 24, 2024, the Bank acquired all of the equity interest in Ametros from Long Ridge Capital Management
(the “Seller”). Ametros is a custodian and administrator of medical funds from insurance claim settlements that helps individuals manage their ongoing medical care through its CareGuard service and proprietary technology platform. The acquisition provided the Company with a fast-growing source of low-cost and long-duration deposits, new sources of non-interest income, and will enhance its employee benefit and healthcare financial services expertise.
The acquisition was accounted for as a business combination. Accordingly, the total purchase price, which included cash paid of $359.7 million, the forgiveness of $12.9 million in long-term debt, and the assumption of a $5.8 million liability for the Seller’s transaction expenses, has been preliminarily allocated to the identifiable assets acquired and liabilities assumed based on their acquisition-date fair values, as summarized in the following table:

(In thousands)	Fair Value
Purchase price consideration	$378,424
Assets:
Cash and due from banks	310
Premises and equipment	1,078
Other intangible assets	188,900
Deferred tax assets, net	(35,889)
Other assets:
Funds held in escrow	288,167
Accounts receivable	2,435
Prepaid expenses	1,166
Total other assets	291,768
Total assets acquired	$446,167
Liabilities:
Interest-bearing deposits (1)	(20,622)
Other liabilities:
Accounts payable	684
Accrued expenses	4,270
Deferred revenue	20,391
Member’s funds	288,167
Operating lease liabilities	838
Total other liabilities	314,350
Total liabilities assumed	$293,728
Net assets acquired	152,439
Pre-existing equity interest (2)	$2,200
Goodwill	$228,185
(1)The $20.6 million reflects the amount held in Ametros’ operating cash account at the Bank on January 24, 2024. Upon acquisition, such cash and the Bank’s corresponding deposit liability owed to Ametros were eliminated in consolidation, which resulted in a decrease to interest-bearing deposits for the Bank and the Bank’s legal title to the funds being held in such operating cash account.
(2)Prior to the acquisition date, the Company had a 0.6% equity interest in Ametros. The consideration transferred reflects the purchase price for the remaining 99.4% of the business. Upon acquisition, the Company recognized a $1.5 million gain in Other income on the accompanying Condensed Consolidated Statement of Income, which represents the difference between the cost basis and estimated acquisition-date fair value of the Company’s pre-existing equity interest in Ametros.
The $228.2 million of preliminary goodwill is not deductible for tax purposes. Information regarding the allocation of goodwill to the Company’s reportable segments can be found within Note 15: Segment Reporting.
The Company considers its valuations of other intangible assets, deferred taxes, and certain other assets and other liabilities to be provisional, as management continues to identify and assess information regarding the nature of these assets acquired and liabilities assumed, including extended information gathering and management review procedures. Although the Company believes that the information available as of March 31, 2024, provides a reasonable basis for estimating fair value, it is possible that additional information becomes available during the one-year measurement period following the close of the acquisition, which could result in changes to the fair values presented.
The results of operations related to the acquired Ametros business are included in the Company’s Condensed Consolidated Statements of Income subsequent to the acquisition date, and were not material for the three months ended March 31, 2024.

The following is a description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed:
Other intangible assets. The Company identified and recognized a $182.8 million core deposit intangible asset and a
$6.1 million trade name intangible asset. A core deposit intangible asset represents the value of relationships with deposit customers. The fair value of the core deposit intangible asset was estimated using a net cost savings method, a form of discounted cash flow methodology, which gave appropriate consideration to expected client attrition rates and other applicable adjustments to the projected deposit balance, the interest cost and net maintenance cost associated with the client deposit base, an alternative cost of funds, and a discount rate that was used to discount the future economic benefits of the core deposit intangible asset to present value. The core deposit intangible asset is being amortized on an accelerated basis over an estimated useful life of 25 years, which is the period over which the estimated economic benefits are estimated to be received. The fair value of the trade name intangible asset for the Ametros brand was estimated using a relief-from-royalty methodology, which models the cost savings from owning the brand rather than licensing it from a third party. The trade name intangible asset is being amortized on a straight-line basis over an estimated useful life of 5 years.
Funds held in escrow and Members’ funds.
Funds held in escrow represent amounts held in interest-bearing checking accounts at insured depository institutions other than the Bank for the purpose of providing post-settlement medical administration services on a respective member’s behalf. Members’ funds is the corresponding liability to the Funds held in escrow. Given that these amounts can be withdrawn and/or directed for use on demand, as long as in accordance with the terms of the settlement agreement, their carrying amount is a reasonable estimate of fair value.
Held-for-Sale Payroll Finance and Factored Receivables Loan Portfolio
In March 2024, the Company initiated a plan to actively sell its payroll finance and factored receivables loan portfolio, along with the related customer relationship intangible assets. The decision to sell was a direct result of the Company’s continuous reassessment of its strategic model in an effort to identify opportunities to improve its core financial products and services. The Company expects to complete the sale in either the second or third quarter of 2024.
At March 31, 2024, the portfolio held-for-sale comprised $220.2 million in aggregate of payroll finance and factored receivables loans, which are included in Loans held for sale on the Condensed Consolidated Balance Sheets. The aggregate net carrying amount of the related customer relationship intangible assets was $49.7 million. These assets are included in Commercial Banking for segment reporting purposes.
Sale of Mortgage Servicing Rights
On February 12, 2024, the Company sold the majority of its mortgage servicing portfolio, which comprised 9,184 individual mortgage loans with an aggregate UPB of $1.4 billion. In connection with the sale, the Company received net cash proceeds of $18.4 million and derecognized $6.7 million of mortgage servicing rights from Accrued interest receivable and other assets on the Condensed Consolidated Balance Sheet. The resulting $11.7 million net gain on sale of mortgage servicing rights is included in Other income on the Condensed Consolidated Statements of Operations.
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
The total purchase price of the acquisition was $174.6 million, which included cash paid of $158.6 million and $16.0 million of contingent consideration measured at fair value. The contingent consideration is payable in cash upon the achievement of discrete customer and deposit growth events within three years of the acquisition date. Additional information regarding contingent consideration, including the determination of fair value, can be found within Note 13: Fair Value Measurements.
The acquisition has been accounted for as a business combination, and resulted in the addition of $31.4 million in net assets measured at fair value, which primarily comprised $36.0 million of broker dealer relationship intangible assets, $6.0 million of developed technology, a $4.0 million non-competition agreement intangible asset, and $15.9 million of royalty liabilities. The $143.2 million of goodwill recognized is deductible for tax purposes.

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	At March 31, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Government agency debentures	$302,261	$—	$(39,773)	$262,488
Municipal bonds and notes	1,257,643	23	(50,316)	1,207,350
Agency CMO	50,422	—	(4,186)	46,236
Agency MBS	3,629,162	19,414	(284,162)	3,364,414
Agency CMBS	2,619,079	12,555	(310,404)	2,321,230
CMBS	752,086	32	(20,267)	731,851
Corporate debt	693,093	142	(76,026)	617,209
Private label MBS	46,044	—	(4,736)	41,308
Other	9,836	—	(781)	9,055
Total available-for-sale	$9,359,626	$32,166	$(790,651)	$8,601,141

	At December 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Government agency debentures	$302,212	$—	$(37,579)	$264,633
Municipal bonds and notes	1,626,126	8	(52,901)	1,573,233
Agency CMO	52,994	—	(4,053)	48,941
Agency MBS	3,568,140	32,461	(253,503)	3,347,098
Agency CMBS	2,569,438	18,204	(299,571)	2,288,071
CMBS	788,478	—	(24,729)	763,749
Corporate debt	704,569	—	(82,414)	622,155
Private label MBS	46,635	—	(3,827)	42,808
Other	9,830	—	(789)	9,041
Total available-for-sale	$9,668,422	$50,673	$(759,366)	$8,959,729
(1)Accrued interest receivable on available-for-sale securities of $43.6 million and $42.5 million at March 31, 2024, and December 31, 2023, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	At March 31, 2024
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$262,488	$(39,773)	19	$262,488	$(39,773)
Municipal bonds and notes	16,078	(179)	1,180,389	(50,137)	346	1,196,467	(50,316)
Agency CMO	—	—	46,236	(4,186)	36	46,236	(4,186)
Agency MBS	187,534	(892)	1,930,864	(283,270)	462	2,118,398	(284,162)
Agency CMBS	424,108	(16,031)	1,356,358	(294,373)	148	1,780,466	(310,404)
CMBS	34,913	(87)	674,009	(20,180)	40	708,922	(20,267)
Corporate debt	—	—	612,760	(76,026)	89	612,760	(76,026)
Private label MBS	—	—	41,308	(4,736)	3	41,308	(4,736)
Other	—	—	9,055	(781)	2	9,055	(781)
Total	$662,633	$(17,189)	$6,113,467	$(773,462)	1,145	$6,776,100	$(790,651)

	At December 31, 2023
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$264,633	$(37,579)	19	$264,633	$(37,579)
Municipal bonds and notes	18,066	(124)	1,536,656	(52,777)	386	1,554,722	(52,901)
Agency CMO	—	—	48,941	(4,053)	36	48,941	(4,053)
Agency MBS	71,187	(272)	1,945,221	(253,231)	457	2,016,408	(253,503)
Agency CMBS	430,070	(16,137)	1,314,681	(283,434)	145	1,744,751	(299,571)
CMBS	43,844	(856)	719,905	(23,873)	42	763,749	(24,729)
Corporate debt	4,278	(27)	617,877	(82,387)	91	622,155	(82,414)
Private label MBS	—	—	42,808	(3,827)	3	42,808	(3,827)
Other	—	—	9,041	(789)	2	9,041	(789)
Total	$567,445	$(17,416)	$6,499,763	$(741,950)	1,181	$7,067,208	$(759,366)
The $31.3 million increase in gross unrealized losses from December 31, 2023, to March 31, 2024, is primarily due to higher interest rates. The Company assesses each available-for-sale security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis is a result of a credit loss or other factors. At both March 31, 2024, and December 31, 2023, no ACL was recorded on available-for-sale securities as each of the securities in the Company’s portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.
As of March 31, 2024, based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities with unrealized loss positions through the anticipated recovery period. The issuers of these available-for-sale securities have not, to the Company’s knowledge, established any cause for default. Market prices are expected to approach par as the securities approach maturity.
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	At March 31, 2024
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$32,356	$31,621
After 1 year through 5 years	597,123	565,463
After 5 through 10 years	1,271,850	1,173,728
After 10 years	7,458,297	6,830,329
Total available-for-sale	$9,359,626	$8,601,141
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
The following table summarizes information related to sales of available-for-sales securities:

	Three months ended March 31,
(In thousands)	2024	2023
Proceeds from sales	$331,690	$395,358

Gross realized gains	$2,240	$—
Gross realized losses	(14,636)	(20,483)
For the three months ended March 31, 2024, and 2023, net realized losses on sale of available-for-sale securities were $12.4 million and $20.5 million, respectively. Because $2.6 million and $3.8 million of the gross realized losses for the three months ended March 31, 2024 and 2023, respectively, were attributed to a decline in credit quality, those portions have been included in the Provision for credit losses on the accompanying Condensed Consolidated Statements of Income. The amounts of $9.8 million and $16.7 million for the three months ended March 31, 2024, and 2023, respectively, that are included in non-interest income reflect the portion of the net realized loss that was not attributed to a decline in credit quality.

Other Information
The following table summarizes the carrying value of available-for-sale securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At March 31, 2024	At December 31, 2023
Pledged for deposits	$2,418,726	$2,102,115
Pledged for borrowings and other	5,687,136	6,111,430
Total available-for-sale securities pledged	$8,105,862	$8,213,545
At March 31, 2024, the Company had callable available-for-sale securities with an aggregate carrying value of $2.6 billion.
Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	At March 31, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$22,489	$—	$(1,938)	$20,551	$—	$22,489
Agency MBS	2,618,783	1,429	(327,351)	2,292,861	—	2,618,783
Agency CMBS	4,028,799	11,580	(540,641)	3,499,738	—	4,028,799
Municipal bonds and notes	910,422	683	(34,953)	876,152	184	910,238
CMBS	99,582	—	(6,017)	93,565	—	99,582
Total held-to-maturity	$7,680,075	$13,692	$(910,900)	$6,782,867	$184	$7,679,891

	At December 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$23,470	$—	$(1,728)	$21,742	$—	$23,470
Agency MBS	2,409,521	1,141	(284,776)	2,125,886	—	2,409,521
Agency CMBS	3,625,627	18,586	(514,534)	3,129,679	—	3,625,627
Municipal bonds and notes	916,104	2,440	(24,877)	893,667	209	915,895
CMBS	100,075	—	(6,426)	93,649	—	100,075
Total held-to-maturity	$7,074,797	$22,167	$(832,341)	$6,264,623	$209	$7,074,588
(1)Accrued interest receivable on held-to-maturity securities of $22.6 million and $24.9 million at March 31, 2024, and December 31, 2023, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
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
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three months ended March 31,
(In thousands)	2024	2023
Balance, beginning of period	$209	$182
(Benefit) provision for credit losses	(25)	100
Balance, end of period	$184	$282

Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	At March 31, 2024
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$29,846	$29,771
After 1 year through 5 years	94,598	89,326
After 5 through 10 years	299,712	288,067
After 10 years	7,255,919	6,375,703
Total held-to-maturity	$7,680,075	$6,782,867
Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by Standard & Poor’s Rating Services, Moody’s Investor Services, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade held-to-maturity securities at either March 31, 2024, or December 31, 2023. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	March 31, 2024
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A3	Not Rated
Agency CMO	$—	$22,489	$—	$—	$—	$—	$—
Agency MBS	—	2,618,783	—	—	—	—	—
Agency CMBS	—	4,028,799	—	—	—	—	—
Municipal bonds and notes	332,969	162,439	252,852	111,277	32,690	4,165	14,030
CMBS	99,582	—	—	—	—	—	—
Total held-to-maturity	$432,551	$6,832,510	$252,852	$111,277	$32,690	$4,165	$14,030

	December 31, 2023
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A3	Not Rated
Agency CMO	$—	$23,470	$—	$—	$—	$—	$—
Agency MBS	—	2,409,521	—	—	—	—	—
Agency CMBS	—	3,625,627	—	—	—	—	—
Municipal bonds and notes	333,479	162,615	253,671	115,404	32,732	4,165	14,038
CMBS	100,075	—	—	—	—	—	—
Total held-to-maturity	$433,554	$6,221,233	$253,671	$115,404	$32,732	$4,165	$14,038
At both March 31, 2024, and December 31, 2023, there were no held-to-maturity securities past due under the terms of their agreements nor in non-accrual status.
Other Information
The following table summarizes the carrying value of held-to-maturity securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At March 31, 2024	At December 31, 2023
Pledged for deposits	$1,557,987	$1,212,824
Pledged for borrowings and other	5,732,569	5,582,379
Total held-to-maturity securities pledged	$7,290,556	$6,795,203
At March 31, 2024, the Company had callable held-to-maturity securities with an aggregate carrying value of $0.9 billion.

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	At March 31, 2024	At December 31, 2023
Commercial non-mortgage	$16,696,070	$16,885,475
Asset-based	1,492,886	1,557,841
Commercial real estate	13,972,916	13,569,762
Multi-family	7,896,586	7,587,970
Equipment financing	1,280,058	1,328,786
Commercial portfolio	41,338,516	40,929,834
Residential	8,226,154	8,227,923
Home equity	1,479,420	1,516,955
Other consumer	54,552	51,340
Consumer portfolio	9,760,126	9,796,218
Loans and leases	$51,098,642	$50,726,052
The carrying amount of loans and leases at March 31, 2024, and December 31, 2023, includes net unamortized
(discounts)/premiums and net unamortized deferred (fees)/costs totaling $(29.5) million and $(33.8) million, respectively. Accrued interest receivable of $284.1 million and $270.4 million at March 31, 2024, and December 31, 2023, respectively, is excluded from the carrying amount of loans and leases and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
At March 31, 2024, the Company had pledged $17.8 billion and $1.2 billion of eligible loans as collateral to support borrowing capacity at the FHLB and FRB, respectively.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	At March 31, 2024
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$3,077	$3,138	$35	$193,294	$199,544	$16,496,526	$16,696,070
Asset-based	—	—	—	34,893	34,893	1,457,993	1,492,886
Commercial real estate	28,137	717	12,452	3,815	45,121	13,927,795	13,972,916
Multi-family	21,750	22,406	—	10,439	54,595	7,841,991	7,896,586
Equipment financing	6,189	2,984	—	8,677	17,850	1,262,208	1,280,058
Commercial portfolio	59,153	29,245	12,487	251,118	352,003	40,986,513	41,338,516
Residential	9,645	8,019	—	8,589	26,253	8,199,901	8,226,154
Home equity	4,971	1,652	—	22,934	29,557	1,449,863	1,479,420
Other consumer	100	141	—	200	441	54,111	54,552
Consumer portfolio	14,716	9,812	—	31,723	56,251	9,703,875	9,760,126
Total	$73,869	$39,057	$12,487	$282,841	$408,254	$50,690,388	$51,098,642

	At December 31, 2023
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$2,270	$890	$94	$122,855	$126,109	$16,759,366	$16,885,475
Asset-based	—	—	—	35,068	35,068	1,522,773	1,557,841
Commercial real estate	1,459	—	184	11,383	13,026	13,556,736	13,569,762
Multi-family	5,198	2,340	—	—	7,538	7,580,432	7,587,970
Equipment financing	3,966	8	—	9,828	13,802	1,314,984	1,328,786
Commercial portfolio	12,893	3,238	278	179,134	195,543	40,734,291	40,929,834
Residential	14,894	6,218	—	5,704	26,816	8,201,107	8,227,923
Home equity	5,676	3,285	—	23,545	32,506	1,484,449	1,516,955
Other consumer	410	94	—	142	646	50,694	51,340
Consumer portfolio	20,980	9,597	—	29,391	59,968	9,736,250	9,796,218
Total	$33,873	$12,835	$278	$208,525	$255,511	$50,470,541	$50,726,052

The following table provides additional information on non-accrual loans and leases:

	At March 31, 2024		At December 31, 2023
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$193,294	$12,367	$122,855	$20,066
Asset-based	34,893	1,155	35,068	1,330
Commercial real estate	3,815	—	11,383	2,681
Multi-family	10,439	957	—	—
Equipment financing	8,677	376	9,828	1,584
Commercial portfolio	251,118	14,855	179,134	25,661
Residential	8,589	1,690	5,704	856
Home equity	22,934	11,546	23,545	12,471
Other consumer	200	38	142	49
Consumer portfolio	31,723	13,274	29,391	13,376
Total	$282,841	$28,129	$208,525	$39,037
Additional interest income on non-accrual loans and leases that would have been recognized in the Condensed Consolidated Statements of Income had such loans and leases been current in accordance with their contractual terms was $10.8 million and $6.1 million for the three months ended March 31, 2024, and 2023, respectively.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	At or for the three months ended March 31,
	2024			2023
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$577,663	$58,074	$635,737	$533,125	$61,616	$594,741
Adoption of ASU No. 2022-02	—	—	—	7,704	(1,831)	5,873
Provision (benefit)	49,354	(6,160)	43,194	38,757	(936)	37,821
Charge-offs	(38,461)	(1,330)	(39,791)	(26,410)	(1,098)	(27,508)
Recoveries	553	1,749	2,302	1,574	1,413	2,987
Balance, end of period	$589,109	$52,333	$641,442	$554,750	$59,164	$613,914
Individually evaluated for credit losses	60,786	4,209	64,995	27,459	8,590	36,049
Collectively evaluated for credit losses	$528,323	$48,124	$576,447	$527,291	$50,574	$577,865
Credit Quality Indicators
To measure credit risk for the commercial portfolio, the Company employs a dual grade credit risk grading system for estimating the PD and LGD. The credit risk grade system assigns a rating to each borrower and to the facility, which together form a Composite Credit Risk Profile. The credit risk grade system categorizes borrowers by common financial characteristics that measure the credit strength of borrowers and facilities by common structural characteristics. The Composite Credit Risk Profile has ten grades, with each grade corresponding to a progressively greater risk of loss. Grades (1) to (6) are considered pass ratings, and grades (7) to (10) are considered criticized, as defined by the regulatory agencies. A (7) “Special Mention” rating has a potential weakness that, if left uncorrected, may result in deterioration of the repayment prospects for the asset. An (8) “Substandard” rating has a well-defined weakness that jeopardizes the full repayment of the debt. A (9) “Doubtful” rating has all of the same weaknesses as a substandard asset with the added characteristic that the weakness makes collection or liquidation in full given current facts, conditions, and values improbable. Assets classified as a (10) “Loss” rating are considered uncollectible and charged-off. Risk ratings, which are assigned to differentiate risk within the portfolio, are reviewed on an ongoing basis and revised to reflect changes in a borrower’s current financial position and outlook, risk profile, and the related collateral and structural position. Loan officers review updated financial information or other loan factors on at least an annual basis for all pass rated loans to assess the accuracy of the risk grade. Criticized loans undergo more frequent reviews and enhanced monitoring.

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
The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At March 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$663,424	$2,467,862	$3,900,425	$1,315,230	$686,594	$1,480,383	$5,511,758	$16,025,676
Special mention	—	54,770	56,426	47,247	32,684	11,246	34,044	236,417
Substandard	—	77,736	127,796	41,141	26,857	48,295	112,126	433,951
Doubtful	—	—	—	—	—	26	—	26
Total commercial non-mortgage	663,424	2,600,368	4,084,647	1,403,618	746,135	1,539,950	5,657,928	16,696,070
Current period gross write-offs	—	240	21,228	9,118	353	766	—	31,705
Asset-based:
Risk rating:
Pass	7,552	20,276	—	—	—	28,179	1,264,087	1,320,094
Special mention	—	927	732	—	—	3,497	16,527	21,683
Substandard	—	—	—	—	—	1,152	149,957	151,109
Total asset-based	7,552	21,203	732	—	—	32,828	1,430,571	1,492,886
Current period gross write-offs	—	—	—	—	—	—	—	—
Commercial real estate:
Risk rating:
Pass	575,902	2,319,662	3,557,239	1,748,708	1,138,226	4,032,725	151,615	13,524,077
Special mention	—	19,635	4,675	20,978	29,561	116,552	—	191,401
Substandard	—	29,149	22,571	6,546	59,648	138,314	1,210	257,438
Total commercial real estate	575,902	2,368,446	3,584,485	1,776,232	1,227,435	4,287,591	152,825	13,972,916
Current period gross write-offs	—	—	—	1,399	—	860	—	2,259
Multi-family:
Risk rating:
Pass	393,731	1,638,357	1,921,264	1,057,961	384,683	2,447,598	—	7,843,594
Special mention	—	—	—	—	—	1,685	—	1,685
Substandard	—	—	—	—	359	50,948	—	51,307
Total multi-family	393,731	1,638,357	1,921,264	1,057,961	385,042	2,500,231	—	7,896,586
Current period gross write-offs	—	—	—	—	—	1,128	—	1,128
Equipment financing:
Risk rating:
Pass	71,632	301,206	272,532	198,821	162,267	209,068	—	1,215,526
Special mention	52	16,448	3,207	5,938	229	8,368	—	34,242
Substandard	84	171	8,676	7,292	6,008	8,059	—	30,290
Total equipment financing	71,768	317,825	284,415	212,051	168,504	225,495	—	1,280,058
Current period gross write-offs	—	—	—	—	—	3,369	—	3,369
Total commercial portfolio	1,712,377	6,946,199	9,875,543	4,449,862	2,527,116	8,586,095	7,241,324	41,338,516
Current period gross write-offs	$—	$240	$21,228	$10,517	$353	$6,123	$—	$38,461

	At December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$2,602,444	$4,089,327	$1,371,139	$711,362	$610,199	$952,097	$5,970,588	$16,307,156
Special mention	15,184	60,240	61,235	33,111	—	720	48,561	219,051
Substandard	48,849	104,087	23,258	28,222	44,612	30,426	79,778	359,232
Doubtful	—	8	—	—	3	25	—	36
Total commercial non-mortgage	2,666,477	4,253,662	1,455,632	772,695	654,814	983,268	6,098,927	16,885,475
Current period gross write-offs	325	7,637	1,775	512	969	4,391	—	15,609
Asset-based:
Pass	23,007	—	—	—	3,280	34,999	1,333,271	1,394,557
Special mention	651	763	—	—	3,676	—	29,610	34,700
Substandard	—	—	—	—	1,330	—	127,254	128,584
Total asset-based	23,658	763	—	—	8,286	34,999	1,490,135	1,557,841
Current period gross write-offs	—	—	—	—	13,189	3,900	—	17,089
Commercial real estate:
Pass	2,265,428	3,502,425	1,831,005	1,195,732	1,193,642	3,112,770	176,668	13,277,670
Special mention	850	4,675	14,463	31,405	23,443	37,688	1,210	113,734
Substandard	25,802	16,179	9,545	15,418	58,602	52,812	—	178,358
Total commercial real estate	2,292,080	3,523,279	1,855,013	1,242,555	1,275,687	3,203,270	177,878	13,569,762
Current period gross write-offs	4,632	—	12,617	3,813	2,754	38,569	—	62,385
Multi-family:
Pass	1,597,599	1,934,100	1,041,416	442,888	595,676	1,920,618	—	7,532,297
Special mention	—	—	—	—	260	35,942	—	36,202
Substandard	—	—	—	364	11,563	7,544	—	19,471
Total multi-family	1,597,599	1,934,100	1,041,416	443,252	607,499	1,964,104	—	7,587,970
Current period gross write-offs	—	—	—	—	—	3,447	—	3,447
Equipment financing:
Pass	335,874	297,186	232,304	176,061	183,679	69,927	—	1,295,031
Special mention	—	—	116	—	90	—	—	206
Substandard	—	9,144	8,064	6,600	4,285	5,456	—	33,549
Total equipment financing	335,874	306,330	240,484	182,661	188,054	75,383	—	1,328,786
Current period gross write-offs	—	—	—	2,633	3,304	42	—	5,979
Total commercial portfolio	6,915,688	10,018,134	4,592,545	2,641,163	2,734,340	6,261,024	7,766,940	40,929,834
Current period gross write-offs	$4,957	$7,637	$14,392	$6,958	$20,216	$50,349	$—	$104,509

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At March 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$31,773	$258,518	$876,330	$1,085,654	$425,046	$1,029,578	$—	$3,706,899
740-799	63,609	336,781	660,935	748,992	300,885	713,330	—	2,824,532
670-739	16,063	139,978	334,526	284,846	88,711	518,781	—	1,382,905
580-669	887	18,590	49,910	43,025	17,029	106,517	—	235,958
579 and below	—	1,391	10,072	12,128	782	51,487	—	75,860
Total residential	112,332	755,258	1,931,773	2,174,645	832,453	2,419,693	—	8,226,154
Current period gross write-offs	—	—	—	—	—	64	—	64
Home equity:
Risk rating:
800+	1,319	28,064	26,971	34,581	25,209	61,331	381,942	559,417
740-799	1,373	23,922	19,804	26,051	12,507	37,911	333,256	454,824
670-739	3,970	14,475	14,413	15,265	7,083	30,424	241,202	326,832
580-669	354	3,097	3,783	2,555	1,237	13,881	73,203	98,110
579 and below	—	198	1,514	733	232	4,172	33,388	40,237
Total home equity	7,016	69,756	66,485	79,185	46,268	147,719	1,062,991	1,479,420
Current period gross write-offs	—	—	—	—	—	177	—	177
Other consumer:
Risk rating:
800+	56	482	373	1,875	142	462	30,934	34,324
740-799	9	975	536	465	596	833	6,149	9,563
670-739	392	618	435	324	720	781	4,520	7,790
580-669	146	122	176	92	118	250	1,134	2,038
579 and below	—	77	97	49	14	31	569	837
Total other consumer	603	2,274	1,617	2,805	1,590	2,357	43,306	54,552
Current period gross write-offs	890	—	11	18	26	144	—	1,089
Total consumer portfolio	119,951	827,288	1,999,875	2,256,635	880,311	2,569,769	1,106,297	9,760,126
Current period gross write-offs	$890	$—	$11	$18	$26	$385	$—	$1,330

	At December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$214,446	$847,009	$1,096,109	$451,307	$141,919	$910,117	$—	$3,660,907
740-799	363,696	703,568	755,750	279,946	112,303	633,578	—	2,848,841
670-739	137,460	293,699	292,255	95,838	48,412	346,663	—	1,214,327
580-669	20,208	52,962	45,770	14,840	10,492	106,497	—	250,769
579 and below	6,909	52,690	11,749	1,345	128,714	51,672	—	253,079
Total residential	742,719	1,949,928	2,201,633	843,276	441,840	2,048,527	—	8,227,923
Current period gross write-offs	—	—	387	—	153	4,630	—	5,170
Home equity:
Risk rating:
800+	27,047	27,439	35,927	25,586	8,110	56,062	391,616	571,787
740-799	24,772	20,069	27,147	13,888	5,158	34,190	355,926	481,150
670-739	15,857	15,655	15,389	5,992	3,189	29,454	242,189	327,725
580-669	3,080	3,786	1,991	1,658	1,115	9,988	70,102	91,720
579 and below	696	1,109	1,079	576	552	6,319	34,242	44,573
Total home equity	71,452	68,058	81,533	47,700	18,124	136,013	1,094,075	1,516,955
Current period gross write-offs	—	4	81	—	104	3,114	—	3,303
Other consumer:
Risk rating:
800+	432	356	1,913	189	255	77	25,699	28,921
740-799	1,318	586	486	730	690	381	7,180	11,371
670-739	526	570	358	981	1,210	79	3,549	7,273
580-669	69	169	129	153	303	56	1,983	2,862
579 and below	125	97	61	11	28	1	590	913
Total other consumer	2,470	1,778	2,947	2,064	2,486	594	39,001	51,340
Current period gross write-offs	3,263	7	2	218	377	363	—	4,230
Total consumer portfolio	816,641	2,019,764	2,286,113	893,040	462,450	2,185,134	1,133,076	9,796,218
Current period gross write-offs	$3,263	$11	$470	$218	$634	$8,107	$—	$12,703
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
At March 31, 2024, and December 31, 2023, the carrying amount of collateral dependent loans was $50.0 million and $66.1 million, respectively, for commercial loans and leases, and $23.8 million and $22.7 million, respectively, for consumer loans. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At March 31, 2024, and December 31, 2023, the collateral value associated with collateral dependent loans and leases was $78.1 million and $93.7 million, respectively.

Modifications to Borrowers Experiencing Financial Difficulty
In certain circumstances, the Company enters into agreements to modify the terms of loans to borrowers experiencing financial difficulty. A variety of solutions are offered to borrowers experiencing financial difficulty, including loan modifications that may result in principal forgiveness, interest rate reductions, payment delays, term extensions, or a combination thereof. The following is a description of each of these types of modifications:
•Principal forgiveness – The outstanding principal balance of a loan may be reduced by a specified amount. Principal forgiveness may occur voluntarily as part of a negotiated agreement with a borrower, or involuntarily through a bankruptcy proceeding.
•Interest rate reductions – Includes modifications where the contractual interest rate of the loan has been reduced.
•Payment delays – Deferral arrangements that allow borrowers to delay a scheduled loan payment to a later date. Deferred loan payments do not affect the original contractual maturity terms of the loan. Modifications that result in only an insignificant payment delay are not disclosed. The Company generally considers a payment delay of three months or less to be insignificant.
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
The following tables summarize the amortized cost basis at March 31, 2024, and 2023, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	For the three months ended March 31, 2024
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$1,934	$18,124	$50,038	$1,099	$71,195	0.4%
Asset-based	—	1,667	—	—	1,667	0.1
Commercial real estate	—	7,753	—	—	7,753	0.1
Multi-family	—	49,990	—	—	49,990	0.6
Equipment financing	—	556	—	—	556	—
Residential	629	—	—	135	764	—
Home equity	—	—	—	65	65	—
Total (1)	$2,563	$78,090	$50,038	$1,299	$131,990	0.3%

	For the three months ended March 31, 2023
(In thousands)	Interest Rate Reduction	Term Extension	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$7	$29,884	$—	$29,891	0.2%
Commercial real estate	—	17,116	—	17,116	0.1
Home equity	—	57	64	121	—
Total (1)	$7	$47,057	$64	$47,128	0.1%
(1)The total amortized cost excludes accrued interest receivable of $0.8 million and $0.2 million at March 31, 2024, and 2023, respectively.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended March 31, 2024
Financial Effect (1)
Interest Rate Reduction:
Commercial non-mortgage	Reduced weighted average interest rate by 2.5%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.5 years
Asset-based	Extended term by a weighted average of 0.3 years
Commercial real estate	Extended term by a weighted average of 0.3 years
Multi-family	Extended term by a weighted average of 0.7 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 0.5 years

For the three months ended March 31, 2023
Financial Effect
Interest Rate Reduction:
Commercial non-mortgage	Reduced weighted average interest rate by 4.5%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.6 years
Commercial real estate	Extended term by a weighted average of 1.0 year
Home equity	Extended term by a weighted average of 8.8 years
Combination - Term Extension and Interest Rate Reduction:
Home equity	Extended term by a weighted average of 5.1 years and reduced weighted average interest rate by 1.5%
(1)Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables summarize the aging of loans that had been modified in the twelve months preceding March 31, 2024, and in the three months ended March 31, 2023:

	At March 31, 2024
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$77,451	$—	$19	$—	$97,587	$175,057
Asset-based	42,331	—	—	—	—	42,331
Commercial real estate	24,859	—	—	—	169	25,028
Multi-family	—	18,103	22,406	—	9,481	49,990
Equipment financing	1,762	—	—	—	317	2,079
Residential	1,258	—	—	—	764	2,022
Home equity	510	—	—	—	86	596
Total	$148,171	$18,103	$22,425	$—	$108,404	$297,103

	At March 31, 2023
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$3,562	$—	$—	$—	$26,329	$29,891
Commercial real estate	17,116	—	—	—	—	17,116
Home equity	23	—	—	—	98	121
Total	$20,701	$—	$—	$—	$26,427	$47,128
There were $17.8 million of commercial non-mortgage loans made to borrowers experiencing financial difficulty that were modified in the preceding twelve months and that subsequently defaulted during the three months ended March 31, 2024. Loans made to borrowers experiencing financial difficulty that were both modified during the three months ended March 31, 2023, and that subsequently defaulted were not significant. For the purposes of this disclosure, a payment default is defined as 90 or more days past due and accruing. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms. Commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified were not significant.

Note 5: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	At March 31, 2024	At December 31, 2023
Balance, beginning of period	$2,631,465	$2,514,104
Ametros acquisition (1)	236,603	—
interLINK acquisition	—	143,216
Bend acquisition	—	(294)
Sterling merger	—	(25,561)
Balance, end of period	$2,868,068	$2,631,465
(1)Reflects the $228.2 million of preliminary goodwill recorded in connection with the Ametros acquisition in January 2024, and $8.4 million of other adjustments.
Information regarding goodwill by reportable segment can be found within Note 14: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	At March 31, 2024			At December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits (1)	$328,837	$59,239	$269,598	$146,037	$53,986	$92,051
Customer relationships	151,000	46,654	104,346	151,000	43,116	107,884
Non-competition agreement	4,000	1,000	3,000	4,000	800	3,200
Trade name (1)	6,100	203	5,897	—	—	—
Total other intangible assets	$489,937	$107,096	$382,841	$301,037	$97,902	$203,135
(1)The increase in the gross carrying amount is due to the Ametros acquisition in January 2024, which resulted in the identification and recognition of a $182.8 million core deposit intangible asset and a $6.1 million trade name.
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	At March 31, 2024 (1)
Remainder of 2024	$25,480
2025	31,094
2026	30,113
2027	29,558
2028	26,687
Thereafter	190,258
(1)As previously discussed in Note 2: Business Developments, the Company initiated a plan to actively sell its payroll finance and factored receivables loan portfolio, along with the related customer relationship intangible assets, in March 2024. The aggregate net carrying amount of the related customer relationship intangible assets was $49.7 million at March 31, 2024, and has been excluded from the Company’s estimate of remaining future amortization expense.

Note 6: Deposits
The following table summarizes deposits by type:

(In thousands)	At March 31, 2024	At December 31, 2023
Non-interest-bearing:
Demand	$10,212,509	$10,732,516
Interest-bearing:
Health savings accounts	8,603,184	8,287,889
Checking	9,498,036	8,994,095
Money market	18,615,031	17,662,826
Savings	6,881,663	6,642,499
Time deposits	6,937,320	8,464,459
Total interest-bearing	$50,535,234	$50,051,768
Total deposits	$60,747,743	$60,784,284

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$1,778,381	$3,673,733
Aggregate amount of time deposit accounts that exceeded the FDIC limit	1,348,498	1,221,887
Demand deposit overdrafts reclassified as loan balances	12,251	10,432
(1)Excludes $5.8 billion and $5.7 billion of money market sweep deposits received through interLINK at March 31, 2024, and December 31, 2023, respectively.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	At March 31, 2024
Remainder of 2024	$6,406,380
2025	414,440
2026	56,451
2027	33,809
2028	20,873
Thereafter	5,367
Total time deposits	$6,937,320

Note 7: Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At March 31, 2024		At December 31, 2023
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$126,886	0.12%	$358,387	3.43%
Federal funds purchased	235,000	5.44	100,000	5.48
Securities sold under agreements to repurchase and other borrowings	$361,886	3.58%	$458,387	3.88%
(1)The Company has the right of offset with respect to all repurchase agreement assets and liabilities. Total securities sold under agreements to repurchase are presented as gross transactions, as only liabilities are outstanding for the periods presented.
Securities sold under agreements to repurchase, all of which have an original maturity of one year or less for the periods presented, are used as a source of borrowed funds and are collateralized by Agency MBS and Corporate debt. The Company’s repurchase agreement counterparties are limited to primary dealers in government securities, and commercial and municipal customers through the Corporate Treasury function. The Company may also purchase unsecured term and overnight federal funds to satisfy its short-term liquidity needs.
The following table summarizes information for FHLB advances:

	At March 31, 2024		At December 31, 2023
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$3,650,000	5.50%	$2,350,000	5.53%
After 1 but within 2 years	—	—	—	—
After 2 but within 3 years	—	—	—	—
After 3 but within 4 years	456	1.36	235	—
After 4 but within 5 years	—	—	228	2.75
After 5 years	9,474	2.08	9,555	2.07
Total FHLB advances	$3,659,930	5.49%	$2,360,018	5.52%

Aggregate market value of assets pledged as collateral	$20,238,325		$20,734,035
Remaining borrowing capacity at FHLB	10,779,412		12,535,423
The Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential and commercial real estate loans, home equity lines of credit, CMBS, Agency MBS, Agency CMO, U.S. Treasury notes, and MBS. The Bank was in compliance with its FHLB collateral requirements at both March 31, 2024, and December 31, 2023.
The following table summarizes long-term debt:

(Dollars in thousands)		At March 31, 2024	At December 31, 2023
4.375%	Senior fixed-rate notes due February 15, 2024	$—	$132,550
4.100%	Senior fixed-rate notes due March 25, 2029 (2)	326,766	328,104
4.000%	Subordinated fixed-to-floating rate notes due December 30, 2029	274,000	274,000
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	225,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (3)		77,320	77,320
Total senior and subordinated debt		903,086	1,036,974
Discount on senior fixed-rate notes		(498)	(537)
Debt issuance cost on senior fixed-rate notes		(1,337)	(1,419)
Premium on subordinated fixed-to-floating rate notes		13,269	13,802
Long-term debt (1)		$914,520	$1,048,820
(1)The classification of debt as long-term is based on the initial terms of greater than one year as of the date of issuance.
(2)The Company de-designated its fair value hedging relationship on these senior fixed-rate notes in 2020. A basis adjustment of $26.8 million and $28.1 million at March 31, 2024, and December 31, 2023, respectively, is included in the carrying value and is being amortized over the remaining life of the senior fixed-rate notes.
(3)The interest rate on the Webster Statutory Trust I floating-rate notes varies quarterly based on 3-month SOFR plus a credit spread adjustment plus a market spread of 2.95%, which yielded 8.54% at March 31, 2024, and 8.59% at December 31, 2023.

Note 8: Accumulated Other Comprehensive (Loss), Net of Tax
The following tables summarize the changes in each component of accumulated other comprehensive (loss), net of tax:

	Three months ended March 31, 2024
(In thousands)	Investment Securities Available-for-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(517,450)	$(2,869)	$(30,252)	$(550,571)
Other comprehensive (loss) income before reclassifications	(45,392)	(30,291)	251	(75,432)
Amounts reclassified from accumulated other comprehensive (loss)	9,121	302	479	9,902
Other comprehensive (loss) income, net of tax	(36,271)	(29,989)	730	(65,530)
Balance, end of period	$(553,721)	$(32,858)	$(29,522)	$(616,101)

	Three months ended March 31, 2023
(In thousands)	Investment Securities Available-for-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(631,160)	$(8,874)	$(44,926)	$(684,960)
Other comprehensive income before reclassifications	56,635	20,782	3,553	80,970
Amounts reclassified from accumulated other comprehensive (loss)	14,983	592	395	15,970
Other comprehensive income, net of tax	71,618	21,374	3,948	96,940
Balance, end of period	$(559,542)	$12,500	$(40,978)	$(588,020)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss):

Accumulated Other Comprehensive (Loss) Components	Three months ended		Associated Line Item on the Condensed Consolidated Statements of Income
	March 31,
	2024	2023
(In thousands)
Investment securities available-for-sale:
Net unrealized holding (losses)	$(12,396)	$(20,483)	(Loss) on sale of investment securities, net (1)
Tax benefit	3,275	5,500	Income tax expense
Net of tax	$(9,121)	$(14,983)
Derivative instruments:
Hedge terminations	$(34)	$(76)	Interest expense
Premium amortization	(272)	(736)	Interest income
Tax benefit	4	220	Income tax expense
Net of tax	$(302)	$(592)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(657)	$(542)	Other expense
Tax benefit	178	147	Income tax expense
Net of tax	$(479)	$(395)
(1)Net realized losses on sale of investment securities available-for-sale are generally included as a component of non-interest income, unless any portion or all of the loss is attributed to a decline in credit quality, in which the amount realized is then included in the Provision for credit losses. During the three months ended March 31, 2024, and 2023, $2.6 million and $3.8 million of the net losses realized on sale of investment securities available-for-sale were included in the Provision for credit losses, respectively.

Note 9: Regulatory Capital and Restrictions
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
At March 31, 2024, and December 31, 2023, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to period end that would change this designation.
The following tables provides information on the capital ratios for the Holding Company and the Bank:

	At March 31, 2024
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$5,923,041	10.57%	$2,521,412	4.5%	$3,642,040	6.5%
Tier 1 Risk-Based Capital	6,207,020	11.08	3,361,883	6.0	4,482,510	8.0
Total Risk-Based Capital	7,400,017	13.21	4,482,510	8.0	5,603,138	10.0
Tier 1 Leverage Capital	6,207,020	8.51	2,916,558	4.0	3,645,697	5.0
Webster Bank
CET1 Risk-Based Capital	$6,588,389	11.78%	$2,516,948	4.5%	$3,635,591	6.5%
Tier 1 Risk-Based Capital	6,588,389	11.78	3,355,930	6.0	4,474,574	8.0
Total Risk-Based Capital	7,191,796	12.86	4,474,574	8.0	5,593,217	10.0
Tier 1 Leverage Capital	6,588,389	9.04	2,913,783	4.0	3,642,229	5.0

	At December 31, 2023
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,188,433	11.11%	$2,507,190	4.5%	$3,621,497	6.5%
Tier 1 Risk-Based Capital	6,472,412	11.62	3,342,920	6.0	4,457,227	8.0
Total Risk-Based Capital	7,643,423	13.72	4,457,227	8.0	5,571,534	10.0
Tier 1 Leverage Capital	6,472,412	9.06	2,857,890	4.0	3,572,362	5.0
Webster Bank
CET1 Risk-Based Capital	$6,913,443	12.43%	$2,502,835	4.5%	$3,615,206	6.5%
Tier 1 Risk-Based Capital	6,913,443	12.43	3,337,113	6.0	4,449,484	8.0
Total Risk-Based Capital	7,494,332	13.47	4,449,484	8.0	5,561,855	10.0
Tier 1 Leverage Capital	6,913,443	9.69	2,855,212	4.0	3,569,015	5.0
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
The Bank paid the Holding Company $175.0 million and $150.0 million in dividends for the three months ended March 31, 2024, and 2023, respectively, for which no express approval from the OCC was required.
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

Note 10: Variable Interest Entities
The Company has an investment interest in the following entities that each meet the definition of a variable interest entity. Information regarding the Company’s consolidation of variable interest entities can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Consolidated
Rabbi Trusts. The Company established a Rabbi Trust to meet its obligations due under the Webster Bank Deferred Compensation Plan for Directors and Officers and to mitigate expense volatility. The funding of the Rabbi Trust and the discontinuation of the Webster Bank Deferred Compensation Plan for Directors and Officers occurred during 2012. In connection with the Sterling merger in 2022, the Company acquired assets held in a separate Rabbi Trust that had been previously established to fund obligations due under the Greater New York Savings Bank Directors’ Retirement Plan.
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
The Rabbi Trusts’ assets are included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. Investment earnings and any changes in fair value are included in Other income on the accompanying Condensed Consolidated Statements of Income. Additional information regarding the Rabbi Trusts' investments can be found within Note 13: Fair Value Measurements.
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
The following table summarizes the Company’s LIHTC investments and related unfunded commitments:

(In thousands)	March 31, 2024	December 31, 2023
Gross investment in LIHTC investments	$1,293,847	$1,135,192
Accumulated amortization	(161,612)	(141,199)
Net investment in LIHTC investments	$1,132,235	$993,993

Unfunded commitments for LIHTC investments	$683,133	$549,258
The aggregate carrying value of the Company’s LIHTC investments and the related unfunded commitments are included in Accrued interest receivable and other assets and Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets, respectively. The Company’s maximum exposure to loss related to its LIHTC investments is generally the aggregate carrying value as of each reporting date. However, income tax credits recognized related to these investments are subject to recapture by taxing authorities for up to a period of 15 years based on compliance provisions that are required to be met at the project level. During the three months ended March 31, 2024, and 2023, there were $158.7 million and zero of net commitments approved to fund LIHTC investments, respectively.
The following table summarizes the amount of income tax credits and other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, which are recognized as a component of income tax expense (benefit):

	Three months ended March 31,
(In thousands)	2024	2023
Income tax credits and other income tax benefits from LIHTC investments	$(28,024)	$(21,898)
Investment amortization from LIHTC investments	20,413	21,478
Both the income tax credits and other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, are included as a component of operating activities on the Condensed Consolidated Statements of Cash Flows.

Webster Statutory Trust. The Company owns all the outstanding common stock of Webster Statutory Trust, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The Company is not the primary beneficiary of Webster Statutory Trust. Webster Statutory Trust’s only assets are junior subordinated debentures that are issued by the Company, which were acquired using the proceeds from the issuance of trust preferred securities and common stock. The junior subordinated debentures are included in Long-term debt on the accompanying Condensed Consolidated Balance Sheets, and the related interest expense is included in Long-term debt on the accompanying Condensed Consolidated Statements of Income. Additional information regarding these junior subordinated debentures can be found within Note 7: Borrowings.
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the underlying equity is distributed as the investment is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company’s other non-marketable investments was $193.2 million and $190.1 million at March 31, 2024, and December 31, 2023, respectively, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $306.3 million and $307.2 million, respectively. Additional information regarding the fair value of other non-marketable investments can be found within
Note 13: Fair Value Measurements.

Note 11: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
(In thousands, except per share data)	2024	2023
Net income	$216,323	$221,004
Less: Preferred stock dividends	4,163	4,163
Net income available to common stockholders	212,160	216,841
Less: Earnings allocated to participating securities	2,101	1,845
Earnings applicable to common stockholders	$210,059	$214,996

Weighted-average common shares outstanding - basic	170,445	172,766
Add: Effect of dilutive stock options and restricted stock	259	117
Weighted-average common shares outstanding - diluted	170,704	172,883

Basic earnings per common share	$1.23	$1.24
Diluted earnings per common share	1.23	1.24
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
Potential common shares from performance-based restricted stock that were not included in the computation of dilutive earnings per common share because they were anti-dilutive under the treasury stock method were 54,586 and 85,033 for the three months ended March 31, 2024, and 2023, respectively,

Note 12: Derivative Financial Instruments
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
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	At March 31, 2024
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$500,000	$263	$4,750,000	$44,366
Not designated as hedging instruments:
Interest rate derivatives (1)	8,542,883	362,602	8,542,895	362,802
Mortgage banking derivatives (2)	1,463	15	—	—
Other (3)	364,396	662	744,777	225
Total not designated as hedging instruments	8,908,742	363,279	9,287,672	363,027
Gross derivative instruments, before netting	$9,408,742	363,542	$14,037,672	407,393
Less: Master netting agreements		61,395		61,395
Cash collateral received/paid		285,297		—
Total derivative instruments, after netting		$16,850		$345,998

	At December 31, 2023
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$2,750,000	$11,140	$2,700,000	$13,679
Not designated as hedging instruments:
Interest rate derivatives (1)	8,284,356	319,122	8,272,197	321,064
Mortgage banking derivatives (2)	2,798	37	—	—
Other (3)	340,553	337	731,055	1,067
Total not designated as hedging instruments	8,627,707	319,496	9,003,252	322,131
Gross derivative instruments, before netting	$11,377,707	330,636	$11,703,252	335,810
Less: Master netting agreements		55,949		55,949
Cash collateral received/paid		232,190		—
Total derivative instruments, after netting		$42,497		$279,861
(1)Balances related to clearing houses are presented as a single unit of account. In accordance with their rule books, clearing houses legally characterize variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through clearing houses included $91.0 million and $113.8 million for asset derivatives at March 31, 2024, and December 31, 2023, respectively. The related fair values approximated zero. There were no interest rate swaps cleared through clearing houses for liability derivatives at both March 31, 2024, and December 31, 2023.
(2)Notional amounts related to residential loans excluded approved floating rate commitments of $1.7 million and $1.0 million at March 31, 2024, and December 31, 2023, respectively.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements included $300.5 million and $299.2 million for asset derivatives and $707.6 million and $682.9 million for liability derivatives at March 31, 2024, and December 31, 2023, respectively, which had insignificant related fair values.

The following tables represent the off-setting derivative financial instruments that are subject to matter netting agreements:

	At March 31, 2024
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Paid	Net Amount Presented
Asset derivatives	$346,853	$61,395	$285,297	$161
Liability derivatives	61,395	61,395	—	—

	At December 31, 2023
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Paid	Net Amount Presented
Asset derivatives	$289,778	$55,949	$232,190	$1,639
Liability derivatives	55,949	55,949	—	—
Derivative Activity
The following table summarizes the income statement effect of derivatives designated as hedging instruments:

	Recognized In	Three months ended March 31,
(In thousands)	Net Interest Income	2024	2023
Fair value hedges:
Interest rate derivatives	Deposits interest expense	$(1,320)	$(10,235)
Hedged item	Deposits interest expense	—	10,427
Net recognized on fair value hedges (1)		$1,320	$(192)
Cash flow hedges:
Interest rate derivatives	Long-term debt interest expense	$34	$76
Interest rate derivatives	Interest and fees on loans and leases	(10,764)	(736)
Net recognized on cash flow hedges		$(10,798)	$(812)
(1)The Company de-designated its fair value hedging relationship on $400.0 million of deposits, which pertained to a portion of Ametros’ member deposits, in 2023. The $1.3 million basis adjustment included in the carrying amount of deposits at December 31, 2023, was amortized into interest expense in January 2024 upon the acquisition of Ametros.
Time-value premiums, which are amortized on a straight-line basis, are excluded from the assessment of hedge effectiveness for purchased options designated as cash flow hedges. The remaining unamortized balance of time-value premiums at March 31, 2024, was $0.3 million. Over the next twelve months, an estimated $30.4 million decrease to interest income will be reclassified from (AOCL) relating to cash flow hedge gain/loss. The maximum length of time over which forecasted transactions are hedged is 3.0 years. Additional information regarding cash flow hedge activity impacting (AOCL) and the related amounts reclassified to net income can be found within Note 8: Accumulated Other Comprehensive (Loss), Net of Tax.
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Three months ended March 31,
(In thousands)	Non-interest Income	2024	2023
Interest rate derivatives	Other income	$1,290	$(3,687)
Mortgage banking derivatives	Mortgage banking activities	(22)	(16)
Other	Other income	1,277	(735)
Total not designated as hedging instruments		$2,545	$(4,438)

Derivative Exposure. At March 31, 2024, the Company had $2.3 million in initial margin posted at clearing houses, and $290.3 million of cash collateral received included in Cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. The current net credit exposure relating to derivative contracts with customers was $16.7 million at March 31, 2024. In addition, the Company also monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to derivative contracts with customers was $112.0 million at March 31, 2024. The Company has incorporated a credit valuation adjustment (contra-liability) to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $7.5 million and $6.2 million at March 31, 2024, and December 31, 2023, respectively. Various factors impact changes in the valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Note 13: Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Securities. When unadjusted quoted prices are available in an active market, the Company classifies its available-for-sale investment securities within Level 1 of the fair value hierarchy. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service’s results and has a process in place to challenge their valuations and methodologies. Government agency debentures, Municipal bonds and notes, Agency CMO, Agency MBS, Agency CMBS, CMBS, CLO, Corporate debt, Private label MBS, and Other available-for-sale securities are classified within Level 2 of the fair value hierarchy.
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
The following table compares the fair value to the UPB of originated loans held for sale:

	At March 31, 2024			At December 31, 2023
(In thousands)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Originated loans held for sale	$323	$316	$7	$2,610	$2,658	$(48)

Rabbi Trust Investments. Investments held in each of the Company’s Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. Accordingly, the Rabbi Trusts’ investments are classified within Level 1 of the fair value hierarchy. At both March 31, 2024, and December 31, 2023, the total cost basis of the investments held in the Rabbi Trusts was $9.2 million.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At March 31, 2024, and December 31, 2023, equity investments with a readily determinable fair value had a total carrying amount of $1.2 million and $0.9 million, respectively, with no remaining unfunded commitment. During the three months ended March 31, 2024, there were total write-ups in fair value of $0.3 million associated with these alternative investments.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company’s alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At March 31, 2024, and December 31, 2023, these alternative investments had a total carrying amount of $38.6 million and $35.9 million, respectively, and a remaining unfunded commitment of $27.9 million and $29.8 million, respectively.
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
The following tables summarize the unobservable inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities (dollars in thousands):

	At March 31, 2024
Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers (1)	$207	99.0%	1.63	6.40%	$182
(ii) Deposit program growth	$12,500	100.0%	0.75	6.40%	$11,568

	At December 31, 2023
Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers (1)	$4,826	99.0%	1.88	6.40%	$4,232
(ii) Deposit program growth	$12,500	100.0%	1.00	6.40%	$11,568
(1)The Company re-signed one of the existing broker dealers under contract in January 2024, which resulted in the cash payment of $4.6 million during the three months ended March 31, 2024, to settle a portion of its contingent consideration obligation with StoneCastle Partners LLC in accordance with the purchase agreement.
Contingent consideration liabilities are included within Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. Any fair value adjustments to contingent consideration liabilities are included in Other expense on the accompanying Condensed Consolidated Statements of Income.

The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	At March 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$262,488	$—	$262,488
Municipal bonds and notes	—	1,207,350	—	1,207,350
Agency CMO	—	46,236	—	46,236
Agency MBS	—	3,364,414	—	3,364,414
Agency CMBS	—	2,321,230	—	2,321,230
CMBS	—	731,851	—	731,851
Corporate debt	—	617,209	—	617,209
Private label MBS	—	41,308	—	41,308
Other	—	9,055	—	9,055
Total available-for-sale securities	—	8,601,141	—	8,601,141
Gross derivative instruments, before netting (1)	594	362,948	—	363,542
Originated loans held for sale	—	323	—	323
Investments held in Rabbi Trusts	12,545	—	—	12,545
Alternative investments	1,221	—	—	1,221
Alternative investments measured at NAV (2)	—	—	—	38,620
Total financial assets	$14,360	$8,964,412	$—	$9,017,392
Financial Liabilities:
Gross derivative instruments, before netting (1)	$160	$407,233	$—	$407,393
Contingent consideration	—	—	11,750	11,750
Total financial liabilities	$160	$407,233	$11,750	$419,143

	At December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$264,633	$—	$264,633
Municipal bonds and notes	—	1,573,233	—	1,573,233
Agency CMO	—	48,941	—	48,941
Agency MBS	—	3,347,098	—	3,347,098
Agency CMBS	—	2,288,071	—	2,288,071
CMBS	—	763,749	—	763,749
Corporate debt	—	622,155	—	622,155
Private label MBS	—	42,808	—	42,808
Other	—	9,041	—	9,041
Total available-for-sale securities	—	8,959,729	—	8,959,729
Gross derivative instruments, before netting (1)	217	330,419	—	330,636
Originated loans held for sale	—	2,610	—	2,610
Investments held in Rabbi Trusts	11,900	—	—	11,900
Alternative investments	959	—	—	959
Alternative investments measured at NAV (2)	—	—	—	35,888
Total financial assets	$13,076	$9,292,758	$—	$9,341,722
Financial Liabilities:
Gross derivative instruments, before netting (1)	$970	$334,840	$—	$335,810
Contingent consideration	—	—	15,800	15,800
Total financial liabilities	$970	$334,840	$15,800	$351,610
(1)Additional information regarding the impact of netting derivative assets and derivative liabilities, as well as the impact from offsetting cash collateral paid to the same derivative counterparties, can be found within Note 12: Derivative Financial Instruments.
(2)Certain alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets at fair value on a non-recurring basis. The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At March 31, 2024, and December 31, 2023, the carrying amount of these alternative investments was $55.3 million and $53.1 million, respectively, of which $1.4 million and $7.9 million, respectively, were considered to be measured at fair value. During the three months ended March 31, 2024, there was $1.7 million in total write-ups due to observable price changes and $0.5 million of total write-downs due to impairment.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At March 31, 2024, and December 31, 2023, there were $239.3 million and $3.9 million loans that were transferred to held for sale on the Condensed Consolidated Balance Sheet, respectively.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At March 31, 2024, and December 31, 2023, the total carrying value of OREO and repossessed assets was $5.6 million and $9.1 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that were in process of foreclosure at March 31, 2024, was $9.1 million.
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
Held-to-Maturity Securities. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service’s results and has a process in place to challenge their valuations and methodologies. Held-to-maturity securities, which include Agency CMO, Agency MBS, Agency CMBS, Municipal bonds and notes, and CMBS, are classified within Level 2 of the fair value hierarchy.
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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing rights:

	At March 31, 2024		At December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$1,545,228	$1,545,228	$1,715,795	$1,715,795
Level 2
Held-to-maturity investment securities, net	7,679,891	6,782,867	7,074,588	6,264,623
Level 3
Loans and leases, net	50,457,200	48,348,067	50,090,315	48,048,106
Mortgage servicing rights	1,514	3,973	8,523	24,495
Liabilities:
Level 2
Deposit liabilities	$53,810,423	$53,810,423	$52,319,825	$52,319,825
Time deposits	6,937,320	6,902,736	8,464,459	8,426,708
Securities sold under agreements to repurchase and other borrowings	361,886	361,867	458,387	458,380
FHLB advances	3,659,930	3,657,612	2,360,018	2,358,381
Long-term debt (1)	914,520	852,877	1,048,820	999,918
(1)Any unamortized premiums/discounts, debt issuance costs, or basis adjustments to long-term debt, as applicable, are excluded from the determination of fair value.

Note 14: Segment Reporting
The Company has three reportable segments, which reflect its primary differentiated lines of business: Commercial Banking, Healthcare Financial Services, and Consumer Banking. Segment performance is evaluated using PPNR, or PTNR, as appropriate. Certain Treasury activities and other functional divisions, such as information technology, human resources, risk management, bank operations, and the operations of interLINK, as well as amounts required to reconcile non-GAAP profitability metrics to those reported in accordance with GAAP, are included in the Corporate and Reconciling category.
Effective January 1, 2024, the Company realigned certain of its Business Banking operations to better serve its customers and deliver operational efficiencies. Under this realignment, $1.5 billion of loans and $2.2 billion of deposits were reassigned, and $77.2 million of goodwill was reallocated on a relative fair value basis, from Commercial Banking to Consumer Banking. There was no goodwill impairment as a result of this realignment. Prior period amounts have been recast accordingly.
In addition, with the acquisition of Ametros on January 24, 2024, the Company formed a new reportable segment called Healthcare Financial Services, which includes the aggregated financial information of the HSA Bank and Ametros businesses. The allocation of the purchase price for the Ametros acquisition is considered preliminary at March 31, 2024. The $228.2 million of preliminary goodwill recorded related to Ametros has been allocated entirely to Healthcare Financial Services.
The allocation of the purchase price for the interLINK acquisition on January 11, 2023, was considered final as of June 30, 2023. The $143.2 million of goodwill recorded related to interLINK was allocated entirely to Commercial Banking.
The following is a description of the Company’s three reportable segments and their primary services at March 31, 2024:
Commercial Banking serves businesses with more than $10 million of revenue through its Commercial Real Estate, Equipment Finance, Middle Market, Regional Banking, Asset-Based Lending, Commercial Services, Public Sector Finance, Sponsor and Specialty Finance, Verticals and Support, Private Banking, and Treasury Management business units.
Healthcare Financial Services offers consumer-directed healthcare solutions that includes HSAs, health reimbursement arrangements, the administration of medical insurance claim settlements, flexible spending accounts, and commuter benefits. Accounts are distributed nationwide directly to employers and individual consumers, as well as through national and regional insurance carriers, benefit consultants, and financial advisors.
Consumer Banking offers consumer deposit and fee-based services, residential mortgages, home equity lines, secured and unsecured loans, debit and credit card products, and investment services to individual consumers and small businesses through its Consumer Lending and Business Banking business units. Consumer Banking operates a distribution network consisting of 196 banking centers and 347 ATMs, a customer care center, and a full range of web and mobile-based banking services, primarily throughout southern New England and the New York metro and suburban markets.
Segment Reporting Methodology
The Company uses an internal profitability reporting system to generate information by reportable segment, which is based on a series of management estimates for FTP and allocations for non-interest expense, provision for credit losses, income taxes, and equity capital. These estimates and allocations, certain of which are subjective in nature, are periodically reviewed and refined. For additional information regarding the Company’s segment reporting methodology, please refer to Note 21: Segment Reporting in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The following tables present balance sheet information, including the appropriate allocations, for the Company’s reportable segments and the Corporate and Reconciling category:

	At March 31, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,960,363	$285,670	$622,035	$—	$2,868,068
Total assets	42,286,247	509,012	12,268,347	21,098,087	76,161,693

	At December 31, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,951,945	$57,485	$622,035	$—	$2,631,465
Total assets	41,843,297	122,421	12,327,403	20,652,128	74,945,249

The following tables present operating results, including the appropriate allocations, for the Company’s reportable segments and the Corporate and Reconciling category:

	Three months ended March 31, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$341,942	$86,138	$205,777	$(66,118)	$567,739
Non-interest income	34,280	31,061	33,978	34	99,353
Non-interest expense	106,225	52,127	120,121	57,450	335,923
Pre-tax, pre-provision net revenue	269,997	65,072	119,634	(123,534)	331,169
Provision (benefit) for credit losses	47,283	—	(4,089)	2,306	45,500
Income before income taxes	222,714	65,072	123,723	(125,840)	285,669
Income tax expense	49,220	17,114	30,436	(27,424)	69,346
Net income	$173,494	$47,958	$93,287	$(98,416)	$216,323

	Three months ended March 31, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$360,293	$71,730	$234,604	$(71,344)	$595,283
Non-interest income	33,720	24,067	27,636	(14,657)	70,766
Non-interest expense	98,833	43,700	116,555	73,379	332,467
Pre-tax, pre-provision net revenue	295,180	52,097	145,685	(159,380)	333,582
Provision for credit losses	35,250	—	2,571	8,928	46,749
Income before income taxes	259,930	52,097	143,114	(168,308)	286,833
Income tax expense	57,964	14,066	35,922	(42,123)	65,829
Net income	$201,966	$38,031	$107,192	$(126,185)	$221,004

Note 15: Revenue from Contracts with Customers
The following tables summarize revenues recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. These disaggregated amounts, together with sources of other non-interest income that are subject to other GAAP topics, have been reconciled to non-interest income by reportable segment as presented within Note 14: Segment Reporting.

	Three months ended March 31, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$5,842	$22,052	$14,796	$(101)	$42,589
Loan and lease related fees (1)	3,622	—	—	—	3,622
Wealth and investment services	3,178	—	4,751	(5)	7,924
Other income	—	9,009	(183)	1,044	9,870
Revenue from contracts with customers	12,642	31,061	19,364	938	64,005
Other sources of non-interest income	21,638	—	14,614	(904)	35,348
Total non-interest income	$34,280	$31,061	$33,978	$34	$99,353

	Three months ended March 31, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,236	$22,092	$19,178	$(70)	$45,436
Loan and lease related fees (1)	4,427	—	—	—	4,427
Wealth and investment services	2,767	—	3,828	(8)	6,587
Other income	—	1,975	358	932	3,265
Revenue from contracts with customers	11,430	24,067	23,364	854	59,715
Other sources of non-interest income	22,290	—	4,272	(15,511)	11,051
Total non-interest income	$33,720	$24,067	$27,636	$(14,657)	$70,766

(1)A portion of Loan and lease related fees on the Condensed Consolidated Statements of Income comprises income generated from factored receivables and payroll financing activities that is within the scope of ASC Topic 606.

Major Revenue Streams
Deposit service fees consist of fees earned from commercial and consumer customer deposit accounts, such as account maintenance and cash management/analysis fees, as well as other transactional service charges (i.e., insufficient funds, wire transfers, stop payment fees, etc.). Performance obligations for account maintenance services and cash management/analysis fees are satisfied on a monthly basis at a fixed transaction price, whereas performance obligations for other deposit service charges that result from various customer-initiated transactions are satisfied at a point-in-time when the service is rendered. Payment for deposit service fees is generally received immediately or in the following month through a direct charge to the customers’ accounts. Certain commercial customer contracts include credit clauses, whereby the Company will grant credit upon the customer meeting pre-determined conditions, which can be used to offset fees. On occasion, the Company may also waive certain fees. Fee waivers are recognized as a reduction to revenue in the period the waiver is granted to the customer.
The deposit service fees revenue stream also includes interchange fees earned from debit and credit card transactions. The transaction price for interchange services is based on the transaction value and the interchange rate set by the card network. Performance obligations for interchange fees are satisfied at a point-in-time when the cardholder’s transaction is authorized and settled. Payment for interchange fees is generally received immediately or in the following month.
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
Wealth and investment services consist of fees earned from asset management, trust administration, and investment advisory services, and through facilitating securities transactions. Performance obligations for asset management and trust administration services are satisfied on a monthly or quarterly basis at a transaction price based on a percentage of the period-end market value of the assets under administration. Payment for asset management and trust administration services is generally received a few days after period-end through a direct charge to the customers’ accounts. Performance obligations for investment advisory services are satisfied over the period in which the services are provided through a time-based measurement of progress, and the agreed-upon transaction price with the customer varies depending on the nature of the services performed. Performance obligations for facilitating securities transactions are satisfied at a point-in-time when the securities are sold at a transaction price that is based on a percentage of the contract value. Payment for both investment advisory services and facilitating securities transactions may be received in advance of the service, but generally is received immediately or in the following period, in arrears.
Contracts with customers generated accounts receivable and deferred revenue of $2.3 million and $20.8 million, respectively, at March 31, 2024. Both of these balances were recorded in connection with contracts with customers from the acquired Ametros business. Ametros’ contracts with customers include a fixed, non-refundable fee that represents an advance payment for access to future discounted medical products and services. This up-front fee is initially deferred and subsequently recognized into Other income ratably over the estimated life expectancy of the member. An insignificant amount of such fee revenue was recognized during the three months ended March 31, 2024. Contracts with customers did not generate significant contract assets or contract liabilities at December 31, 2023.

Note 16: Commitments and Contingencies
Credit-Related Financial Instruments
In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, standby letters of credit, and commercial letters of credit, which involve, to varying degrees, elements of credit risk.
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At March 31, 2024	At December 31, 2023
Commitments to extend credit	$11,171,394	$12,026,597
Standby letters of credit	497,573	482,462
Commercial letters of credit	36,300	54,382
Total credit-related financial instruments with off-balance sheet risk	$11,705,267	$12,563,441
The Company enters into contractual commitments to extend credit to its customers (i.e., revolving credit arrangements, term loan commitments, and short-term borrowing agreements), generally with fixed expiration dates or other termination clauses and that require payment of a fee. Substantially all of the Company’s commitments to extend credit are contingent upon its customers maintaining specific credit standards at the time of loan funding, and are often secured by real estate collateral. Since the majority of the Company’s commitments typically expire without being funded, the total contractual amount does not necessarily represent the Company’s future payment requirements.
Standby letters of credit are written conditional commitments issued by the Company to guarantee its customers’ performance to a third party. In the event the customer does not perform in accordance with the terms of its agreement with a third-party, the Company would be required to fund the commitment. The contractual amount of each standby letter of credit represents the maximum amount of potential future payments the Company could be required to make. Historically, the majority of the Company’s standby letters of credit expire without being funded. However, if the commitment were funded, the Company has recourse against the customer. The Company’s standby letter of credit agreements are often secured by cash or other collateral.
Commercial letters of credit are issued to finance either domestic or foreign customer trade arrangements. As a general rule, drafts are committed to be drawn when the goods underlying the transaction are in transit. Similar to standby letters of credit, the Company’s commercial letter of credit agreements are often secured by the underlying goods subject to trade.
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is recorded under the CECL methodology and included in Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets to provide for the unused portion of commitments to lend that are not unconditionally cancellable by the Company. At March 31, 2024, and December 31, 2023, the ACL on unfunded loan commitments totaled $24.5 million and $24.7 million, respectively.

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
Federal Deposit Insurance Corporation Special Assessment
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The final rule levies a special assessment to certain banks at a quarterly rate of 3.36 basis points based on their uninsured deposits balance reported as of December 31, 2022. The special assessment is to be collected for an anticipated total of eight quarterly assessment periods beginning with the first quarter of 2024, which has a payment date of June 28, 2024. Based on the final rule, the Company had estimated that its special assessment charge was approximately $47.2 million at December 31, 2023.

On February 23, 2024, the Company received notification from the FDIC that the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank was $20.4 billion, an increase of approximately $4.1 billion from the estimated $16.3 billion described in the final rule. Based on the Company’s evaluation of all information available at March 31, 2024, the Company recorded an additional $11.9 million towards its estimated special assessment charge. The FDIC plans to provide institutions subject to the special assessment with an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice, to be released in June 2024.

Note 17: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that no significant events were identified requiring recognition or disclosure.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk can be found in Part I within Note 12: Derivative Financial Instruments in the Notes to the Consolidated Financial Statements contained in Item 1. Financial Statements, and under the section captioned “Asset/Liability Management and Market Risk” contained in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings can be found within Note 16: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part I - Item 1. Financial Statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
January 1, 2024 - January 31, 2024	42,931	$51.28	—	$293,356,942
February 1, 2024 - February 29, 2024	273,192	46.96	215,824	283,232,096
March 1, 2024 - March 31, 2024	398,455	47.35	218,237	272,952,140
Total	714,578	47.44	434,061	272,952,140
(1)During the three months ended March 31, 2024, 280,517 of the total number of shares purchased were acquired at market prices outside of the Company’s common stock repurchase program and related to employee share-based compensation plan activity.
(2)The average price paid per share is calculated on a trade date basis and excludes commissions and other transaction costs.
(3)The Company maintains a common stock repurchase program, which was approved by the Board of Directors on October 24, 2017, that authorizes management to purchase shares of Webster common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. On April 27, 2022, the Board of Directors increased management’s authority to repurchase shares of Webster common stock under the repurchase program by $600.0 million in shares. This existing repurchase program will remain in effect until fully utilized or until modified, superseded, or terminated.
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
No other director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K, during the quarter ended March 31, 2024.

ITEM 6. EXHIBITS
A list of exhibits to this Form 10-Q is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
2	Agreement and Plan of Merger, dated as of April 18, 2021, by and between Sterling Bancorp and Webster Financial Corporation		8-K	2.1	4/23/2021
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of April 28, 2023		8-K	3.1	4/28/2023
3.2.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.4	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.5	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.7	Certificate of Designations establishing the rights of the Company’s 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.8	Certificate of Designations establishing the rights of the Company’s 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.9	Certificate of Designations establishing the rights of the Company’s 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.10	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.11	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
10.1	Webster Financial Corporation 2021 Stock Incentive Plan (as amended and restated effective April 26, 2023)		DEF 14A	A	3/15/2023
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (1)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (1)
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Stockholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2024	By:	/s/ John R. Ciulla
John R. Ciulla
Chief Executive Officer, Chairman, and Director
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2024	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)