Form 10-Q
period 2024-06-30
WEBSTER FINANCIAL CORP
filed 2024-08-08
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $0.01 per share, outstanding as of August 2, 2024 was 171,426,372.

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
▪volatility in Webster’s stock price due to investor sentiment and turmoil in the banking industry;
▪local, regional, national, and international economic conditions, and the impact they may have on us or our customers;
▪volatility and disruption in national and international financial markets, including as a result of geopolitical conflict;
▪the impact of unrealized losses in our available-for-sale securities portfolio;
▪changes in laws and regulations, or existing laws and regulations that we become subject to, including those concerning banking, taxes, dividends, securities, insurance, cybersecurity, and healthcare administration, with which we must comply;
▪adverse conditions in the securities markets that could lead to impairment in the value of our securities portfolio;
▪inflation, monetary fluctuation, and changes in interest rates, including the impact of such changes on economic conditions, customer behavior, funding costs, and our loans and leases and securities portfolios;
▪possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures and the impact of the 2024 U.S presidential election;
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
▪our ability to attract, develop, motivate, and retain skilled employees;
▪changes in loan demand or real estate values;
▪changes in the mix of loan geographies, sectors, or types, and the level of non-performing assets, charge-offs, and delinquencies;
▪changes in our estimates of current expected credit losses based upon periodic review under relevant regulatory and accounting requirements;
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
▪our ability to assess and monitor the effect of artificial intelligence on our business and operations; and
▪unforeseen events, such as pandemics or natural disasters, and any governmental or societal responses thereto;
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
The following discussion and analysis provides information that management believes is necessary to understand the Company’s financial condition, results of operations, and cash flows for the three and six months ended June 30, 2024, as compared to 2023. This information should be read in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, contained in Part I - Item 1. Financial Statements of this report, and the Consolidated Financial Statements, and accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s financial condition, results of operations, and cash flows for the three and six months ended June 30, 2024, are not necessarily indicative of future results that may be attained for the entire year or other interim periods.
Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the three months ended June 30,		At or for the six months ended June 30,
(In thousands, except per share and ratio data)	2024	2023	2024	2023
Income and performance ratios:
Net income	$181,633	$234,968	$397,956	$455,972
Net income available to common stockholders	177,471	230,806	389,631	447,647
Earnings per diluted common share	1.03	1.32	2.26	2.57
Return on average assets (annualized)	0.96%	1.23%	1.05%	1.23%
Return on average tangible common stockholders’ equity (annualized) (non-GAAP)	14.17	18.12	15.25	17.89
Return on average common stockholders’ equity (annualized)	8.40	11.38	9.21	11.16
Non-interest income as a percentage of total revenue	6.88	13.28	11.05	11.96
Asset quality:
ACL on loans and leases	$669,355	$628,911	$669,355	$628,911
Non-performing assets (1)	374,884	222,215	374,884	222,215
ACL on loans and leases / total loans and leases	1.30%	1.22%	1.30%	1.22%
Net charge-offs / average loans and leases (annualized)	0.26	0.16	0.28	0.18
Non-performing loans and leases / total loans and leases (1)	0.72	0.42	0.72	0.42
Non-performing assets / total loans and leases plus OREO and repossessed assets (1)	0.73	0.43	0.73	0.43
ACL on loans and leases / non-performing loans and leases (1)	181.48	287.35	181.48	287.35
Other ratios:
Tangible common equity (non-GAAP)	7.18%	7.23%	7.18%	7.23%
Tier 1 Risk-Based Capital	11.09	11.16	11.09	11.16
Total Risk-Based Capital	13.28	13.25	13.28	13.25
CET1 Risk-Based Capital	10.59	10.65	10.59	10.65
Stockholders’ equity / total assets	11.46	11.18	11.46	11.18
Net interest margin	3.32	3.35	3.33	3.50
Efficiency ratio (non-GAAP)	46.22	42.20	45.74	41.92
Equity and share related:
Common stockholders’ equity	$8,525,289	$7,995,747	$8,525,289	$7,995,747
Book value per common share	49.74	46.15	49.74	46.15
Tangible book value per common share (non-GAAP)	30.82	29.69	30.82	29.69
Common stock closing price	43.59	37.75	43.59	37.75
Dividends and equivalents declared per common share	0.40	0.40	0.80	0.80
Common shares issued and outstanding	171,402	173,261	171,402	173,261
Weighted-average common shares outstanding - basic	169,675	172,739	170,061	172,752
Weighted-average common shares outstanding - diluted	169,937	172,803	170,351	172,839
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.

Non-GAAP Financial Measures
The non-GAAP financial measures identified in the preceding table provide both management and investors with information useful in understanding the Company’s financial position, results of operations, the strength of its capital position, and overall business performance. These non-GAAP financial measures are used by management for performance measurement purposes, as well as for internal planning and forecasting and by securities analysts, investors, and other interested parties to assess peer company operating performance. Management believes that this presentation, together with the accompanying reconciliations, provides investors with a more complete understanding of the factors and trends affecting the Company’s business and allows investors to view its performance in a similar manner.
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
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At June 30,
(Dollars and shares in thousands, except per share data)	2024	2023
Tangible book value per common share:
Stockholders’ equity	$8,809,268	$8,279,726
Less: Preferred stock	283,979	283,979
Common stockholders’ equity	$8,525,289	$7,995,747
Less: Goodwill and other intangible assets	3,242,193	2,852,117
Tangible common stockholders’ equity	$5,283,096	$5,143,630
Common shares outstanding	171,402	173,261
Tangible book value per common share	$30.82	$29.69
Book value per common share (GAAP)	$49.74	$46.15

Tangible common equity ratio:
Tangible common stockholders’ equity	$5,283,096	$5,143,630
Total assets	$76,838,106	$74,038,243
Less: Goodwill and other intangible assets	3,242,193	2,852,117
Tangible assets	$73,595,913	$71,186,126
Tangible common equity ratio	7.18%	7.23%
Common stockholders’ equity to total assets (GAAP)	11.10%	10.80%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Return on average tangible common stockholders’ equity:
Net income	$181,633	$234,968	$397,956	$455,972
Less: Preferred stock dividends	4,162	4,162	8,325	8,325
Add: Intangible assets amortization, tax-effected	6,886	7,262	14,149	14,765
Adjusted net income	$184,357	$238,068	$403,780	$462,412
Adjusted net income (annualized)	$737,428	$952,272	$807,560	$924,824
Average stockholders’ equity	$8,733,737	$8,395,298	$8,746,865	$8,305,983
Less: Average preferred stock	283,979	283,979	283,979	283,979
Average goodwill and other intangible assets	3,246,940	2,856,581	3,168,846	2,853,146
Average tangible common stockholders’ equity	$5,202,818	$5,254,738	$5,294,040	$5,168,858
Return on average tangible common stockholders’ equity (annualized)	14.17%	18.12%	15.25%	17.89%
Return on average common stockholders’ equity (annualized) (GAAP)	8.40%	11.38%	9.21%	11.16%

Efficiency ratio:
Non-interest expense	$326,021	$344,089	$661,944	$676,556
Less: Foreclosed property activity	(364)	(432)	(694)	(694)
Intangible assets amortization	8,716	9,193	17,910	18,690
Operating lease depreciation	560	1,639	1,223	3,523
FDIC special assessment estimate	—	—	11,862	—
Merger-related expenses (1)	—	40,840	3,139	70,213
Adjusted non-interest expense	$317,109	$292,849	$628,504	$584,824
Net interest income	$572,297	$583,829	$1,140,036	$1,179,112
Add: FTE adjustment	14,315	17,292	30,194	33,203
Non-interest income	42,298	89,374	141,651	160,140
Other income (2)	7,802	5,035	15,428	9,346
Less: Operating lease depreciation	560	1,639	1,223	3,523
(Loss) on sale of investment securities, net	(49,915)	(48)	(59,741)	(16,795)
Net gain on sale of mortgage servicing rights	—	—	11,655	—
Adjusted income	$686,067	$693,939	$1,374,172	$1,395,073
Efficiency ratio	46.22%	42.20%	45.74%	41.92%
Non-interest expense as a percentage of total revenue (GAAP)	53.05%	51.11%	51.65%	50.52%
(1)Merger-related expenses include Ametros acquisition expenses for the six months ended June 30, 2024, and primarily Sterling merger expenses for the three and six months ended June 30, 2023. Additional information regarding the Company’s business developments, including the acquisition of Ametros in January 2024, can be found within Note 2: Business Developments in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
(2)Other income (non-GAAP) includes the taxable equivalent of net income generated from LIHTC investments.
Net Interest Income
Net interest income is the Company’s primary source of revenue, representing 93.1% and 88.9% of total revenues for the three and six months ended June 30, 2024, respectively, and 86.7% and 88.0% of total revenues for the three and six months ended June 30, 2023, respectively. Net interest income is the difference between interest income on interest-earning assets (i.e., loans and leases and investment securities) and interest expense on interest-bearing liabilities (i.e., deposits and borrowings), which are used to fund interest-earning assets and other activities. Net interest margin is calculated as the ratio of FTE net interest income to average interest-earning assets.
Net interest income, net interest margin, and average yields and rates on an FTE basis are considered non-GAAP financial measures, and are used by management to evaluate the comparability of the Company’s revenue arising from both taxable and non-taxable sources. FTE adjustments are determined assuming a statutory federal income tax rate of 21%.
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

Comparison to Prior Year Quarter
Net interest income decreased $11.5 million, or 2.0%, from $583.8 million for the three months ended June 30, 2023, to $572.3 million for the three months ended June 30, 2024. On an FTE basis, net interest income decreased $14.5 million. Net interest margin decreased 3 basis points from 3.35% for the three months ended June 30, 2023, to 3.32% for the three months ended June 30, 2024.
Average total interest-earning assets decreased $1.2 billion, or 1.8%, from $70.1 billion for the three months ended June 30, 2023, to $68.9 billion for the three months ended June 30, 2024, primarily due to decreases of $3.0 billion in average interest-bearing deposits held at the FRB and $0.2 billion in average FHLB and FRB stock, partially offset by increases of $1.6 billion in average total investment securities, $0.3 billion in average loans and leases, and $0.1 billion in average loans held for sale. The average yield on interest-earning assets increased 33 basis points from 5.32% for the three months ended June 30, 2023, to 5.65% for the three months ended June 30, 2024, primarily due to the higher interest rate environment, partially offset by lower purchase accounting accretion on interest-earning assets that were acquired in the Sterling merger.
Average interest-bearing deposits held at the FRB decreased $3.0 billion, or 86.3%, from $3.5 billion for the three months ended June 30, 2023, to $0.5 billion for the three months ended June 30, 2024, primarily due to the Company’s risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At June 30, 2024, and 2023, average interest-bearing deposits held at the FRB comprised 0.7% and 5.0% of total average interest-earning assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 35 basis points from 5.05% for the three months ended June 30, 2023, to 5.40% for the three months ended June 30, 2024, primarily due to the higher interest rate environment.
Average FHLB and FRB stock decreased $0.2 billion, or 34.5%, from $0.5 billion for the three months ended June 30, 2023, to $0.3 billion for the three months ended June 30, 2024, primarily due to a lower FHLB stock investment required as a result of the decrease in average FHLB advances. At June 30, 2024, and 2023, average FHLB and FRB stock comprised 0.5% and 0.7% of total average interest-earning assets, respectively. The average yield on FHLB and FRB stock increased 97 basis points from 5.21% for the three months ended June 30, 2023, to 6.18% for the three months ended June 30, 2024, primarily due to the higher interest rate environment.
Average total investment securities increased $1.6 billion, or 10.8%, from $14.8 billion for the three months ended June 30, 2023, to $16.4 billion for the three months ended June 30, 2024, primarily due a higher volume of purchases net of paydown activities and sales of available-for-sale securities. At June 30, 2024, and 2023, the average total investment securities portfolio comprised 23.8% and 21.1% of total average interest-earning assets, respectively. The average yield on investment securities increased 87 basis points from 2.99% for the three months ended June 30, 2023, to 3.86% for the three months ended June 30, 2024, primarily due to the reinvestment of funds received from the sale of lower yielding securities for securities at higher yields.
Average loans and leases increased $0.2 billion, or 0.5%, from $51.2 billion for the three months ended June 30, 2023, to $51.4 billion for the three months ended June 30, 2024, primarily due to commercial real estate and residential mortgage growth in 2024, partially offset by a decrease in mortgage warehouse loans and the transfer of the payroll finance and factored receivables portfolios to held for sale in March 2024. At June 30, 2024, and 2023, average loans and leases comprised 74.7% and 73.0% of total average interest-earning assets, respectively. The average yield on loans and leases increased 17 basis points from 6.06% for the three months ended June 30, 2023, to 6.23% for the three months ended June 30, 2024, primarily due to the higher interest rate environment, partially offset by lower purchase accounting accretion on loans and leases that were acquired in the Sterling merger.
Average loans held-for sale increased $0.1 billion, or 130.0%, from $0.1 billion for the three months ended June 30, 2023, to $0.2 billion for the three months ended June 30, 2024, primarily due to the payroll finance and factored receivables loan portfolios that were classified as held for sale in March 2024. At June 30, 2024, and 2023, average loans held for sale comprised 0.3% and 0.1% of total average interest-earning assets, respectively. The average yield on loans held for sale increased 833 basis points from 1.74% for the three months ended June 30, 2023, to 10.07% for the three months ended June 30, 2024, primarily due to higher yields on the payroll finance and factored receivables portfolios that were classified as held for sale in March 2024.
Average total interest-bearing liabilities decreased $1.3 billion, or 2.0%, from $66.6 billion for the three months ended June 30, 2023, to $65.3 billion for the three months ended June 30, 2024, primarily due to an increase of $3.1 billion in average total deposits, partially offset by decreases of $4.3 billion in average FHLB advances and $0.1 billion in average long term debt. The average rate on interest-bearing liabilities increased 39 basis points from 2.10% for the three months ended June 30, 2023, to 2.49% for the three months ended June 30, 2024, primarily due to the higher interest rate environment.

Average total deposits increased $3.1 billion, or 5.4%, from $58.6 billion for the three months ended June 30, 2023, to $61.7 billion for the three months ended June 30, 2024, reflecting a $4.3 billion increase in interest-bearing deposits, partially offset by a $1.2 billion decrease in non-interest-bearing deposits. The overall increase in average total deposits was primarily due the Ametros acquisition, and growth in interLINK, HSA, and retail certificates of deposit, partially offset by decreases in non-interest-bearing deposits. At June 30, 2024, and 2023, average total deposits comprised 94.6% and 88.0% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 63 basis points from 1.72% for the three months ended June 30, 2023, to 2.35% for the three months ended June 30, 2024, primarily due to the higher interest rate environment and growth in higher cost deposit products, such as money market accounts and certificates of deposit. Average higher cost time deposits as a percentage of average total interest-bearing deposits increased from 15.2% for the three months ended June 30, 2023, to 15.5% for the three months ended June 30, 2024, primarily due to a shift in customer preferences from non-interest-bearing demand and savings to higher rate retail certificates of deposit.
Average FHLB advances decreased $4.3 billion, or 63.9%, from $6.7 billion for the three months ended June 30, 2023, to $2.4 billion for the three months ended June 30, 2024, primarily due to the Company’s risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At June 30, 2024, and 2023, average FHLB advances comprised 3.7% and 10.1% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 28 basis points from 5.21% for the three months ended June 30, 2023, to 5.49% for the three months ended June 30, 2024, primarily due to the higher interest rate environment.
Average long-term debt decreased $147.9 million, or 13.9%, from $1.1 billion for the three months ended June 30, 2023, to $0.9 billion for the three months ended June 30, 2024, primarily due to the maturity of the 4.375% senior fixed-rate notes in February 2024. At June 30, 2024, and 2023, average long-term debt comprised 1.4% and 1.6% of total average interest-bearing liabilities, respectively. The average rate on long-term debt decreased 13 basis points from 3.68% for the three months ended June 30, 2023, to 3.55% for the three months ended June 30, 2024, also primarily due to the maturity of the 4.375% senior fixed-rate notes in February 2024.
Comparison to Prior Year to Date
Net interest income decreased $39.1 million, or 3.3%, from $1.2 billion for the six months ended June 30, 2023, to $1.1 billion for the six months ended June 30, 2024. On an FTE basis, net interest income decreased $42.1 million. Net interest margin decreased 17 basis points from 3.50% for the six months ended June 30, 2023, to 3.33% for the six months ended June 30, 2024.
Average total interest-earning assets increased $0.4 billion, or 0.6%, from $68.1 billion for the six months ended June 30, 2023, to $68.5 billion for the six months ended June 30, 2024, primarily due to increases of $1.6 billion in average total investment securities and $0.5 billion in average loans and leases, partially offset by decreases of $1.7 billion in average interest-bearing deposits held at the FRB and $146.5 million in average FHLB and FRB stock. The average yield on interest-earning assets increased 41 basis points from 5.21% for the six months ended June 30, 2023, to 5.62% for the six months ended June 30, 2024, primarily due to the higher interest rate environment, partially offset by lower purchase accounting accretion on interest-earning assets that were acquired in the Sterling merger.
Average total investment securities increased $1.6 billion, or 10.9%, from $14.7 billion for the six months ended June 30, 2023, to $16.3 billion for the six months ended June 30, 2024, primarily due a higher volume of purchases net of paydown activities and sales of available-for-sale securities. At June 30, 2024, and 2023, the total average investment securities portfolio comprised 23.8% and 21.6% of total average interest-earning assets, respectively. The average yield on investment securities increased 86 basis points from 2.89% for the six months ended June 30, 2023, to 3.75% for the six months ended June 30, 2024, primarily due to the reinvestment of funds received from the maturities and sales of lower yielding securities for securities at higher yields.
Average loans and leases increased $0.5 billion, or 1.1%, from $50.6 billion for the six months ended June 30, 2023, to $51.2 billion for the six months ended June 30, 2024, primarily due to commercial real estate and residential mortgage growth in 2024, partially offset by a decrease in mortgage warehouse loans and the transfer of the payroll finance and factored receivables portfolios to held for sale in March 2024. At June 30, 2024, and 2023, average loans and leases comprised 74.7% and 74.4% of average total interest-earning assets, respectively. The average yield on loans and leases increased 30 basis points from 5.93% for the six months ended June 30, 2023, to 6.23% for the six months ended June 30, 2024, primarily due to the higher interest rate environment, partially offset by lower purchase accounting accretion on interest-earning assets that were acquired in the Sterling merger.

Average interest-bearing deposits held at the FRB decreased $1.7 billion, or 76.2%, from $2.2 billion for the six months ended June 30, 2023, to $0.5 billion for the six months ended June 30, 2024, primarily due to the Company’s risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At June 30, 2024, and 2023, average interest-bearing deposits held at the FRB comprised 0.8% and 3.3% of total average interest-earnings assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 43 basis points from 4.96% for the six months ended June 30, 2023, to 5.39% for the six months ended June 30, 2024, primarily due to the higher interest rate environment.
Average FHLB and FRB stock decreased $146.4 million, or 30.1%, from $486.6 million for the six months ended June 30, 2023, to $340.2 million for the six months ended June 30, 2024, primarily due to a lower FHLB stock investment required as a result of the decrease in average FHLB advances. At June 30, 2024, and 2023, average FHLB and FRB stock comprised 0.5% and 0.7% of total average interest-earning assets, respectively. The average yield on FHLB and FRB stock increased 83 basis points from 4.80% for the six months ended June 30, 2023, to 5.63% for the six months ended June 30, 2024, primarily due to the higher interest rate environment.
Average total interest-bearing liabilities increased $0.4 billion, or 0.6%, from $64.5 billion for the six months ended June 30, 2023, to $64.9 billion for the six months ended June 30, 2024, primarily due to an increase of $4.4 billion in average total deposits, partially offset by decreases of $3.6 billion in average FHLB advances, $0.2 billion in average federal funds purchased, $0.1 billion in average long-term debt, and $0.1 billion in average securities sold under agreements to repurchase. The average rate on interest-bearing liabilities increased 62 basis points from 1.82% for the six months ended June 30, 2023, to 2.44% for the six months ended June 30, 2024, primarily due to the higher interest rate environment.
Average total deposits increased $4.4 billion, or 7.8%, from $56.7 billion for the six months ended June 30, 2023, to $61.1 billion for the six months ended June 30, 2024, primarily reflecting a $6.0 billion increase in interest-bearing deposits, partially offset by a $1.6 billion decrease in non-interest-bearing deposits. The overall increase in deposits was primarily due to the Ametros acquisition, and growth in interLINK, HSA, and retail certificates of deposit, partially offset by decreases in non-interest-bearing demand deposits. At June 30, 2024, and 2023, average total deposits comprised 94.2% and 87.9% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 86 basis points from 1.43% for the six months ended June 30, 2023, to 2.29% for the six months ended June 30, 2024, primarily due to the higher interest rate environment and growth in higher cost deposit products, such as money market and certificates of deposit. Average higher cost time deposits as a percentage of average total interest-bearing deposits increased from 12.5% for the six months ended June 30, 2023, to 15.1% for the six months ended June 30, 2024, primarily due to a shift in customer preferences from non-interest-bearing demand and savings to higher rate retail certificates of deposit.
Average FHLB advances decreased $3.6 billion, or 58.7%, from $6.2 billion for the six months ended June 30, 2023, to $2.6 billion for the six months ended June 30, 2024, primarily due to the Company’s risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At June 30, 2024, and 2023, average FHLB advances comprised 3.9% and 9.6% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 47 basis points from 5.02% for the six months ended June 30, 2023, to 5.49% for the six months ended June 30, 2024, primarily due to the higher interest rate environment.
Average federal funds purchased decreased $224.5 million, or 67.3%, from $333.7 million for the six months ended June 30, 2023, to $109.2 million for the six months ended June 30, 2024, primarily due to the additional liquidity generated from the interLINK deposit sweep program, which allowed for the Company to decrease is federal funds borrowing volume. At June 30, 2024, and 2023, average federal funds purchased comprised 0.2% and 0.5% of total average interest-bearing liabilities, respectively. The average rate on federal funds purchased increased 84 basis points from 4.62% for the six months ended June 30, 2023, to 5.46% for the six months ended June 30, 2024, primarily due to the higher interest rate environment.
Average long-term debt decreased $119.6 million, or 11.2%, from $1.1 billion for the six months ended June 30, 2023, to $0.9 billion for the six months ended June 30, 2024, primarily due to the maturity of the 4.375% senior fixed-rate notes in February 2024. At June 30, 2024, and 2023, average long-term debt comprised 1.5% and 1.7% of total average interest-bearing liabilities, respectively. The average rate on long-term debt decreased 7 basis points from 3.67% for the three months ended June 30, 2023, to 3.60% for the three months ended June 30, 2024, also primarily due to the maturity of the 4.375% senior fixed-rate notes in February 2024.
Average securities sold under agreements to repurchase decreased $104.4 million, or 45.4%, from $229.8 million for the six months ended June 30, 2023, to $125.4 million for the six months ended June 30, 2024, primarily due to the maturity of a $216.3 million non-callable, fixed repurchase agreement in January 2024. At June 30, 2024, and 2023, average securities sold under agreements to repurchase comprised 0.2% and 0.4% of total average interest-bearing liabilities, respectively. The average rate on securities sold under agreements to repurchase increased 22 basis points from 0.11% for the six months ended June 30, 2023, to 0.33% for the six months ended June 30, 2024, primarily due to the higher interest rate environment.

The following tables summarize daily average balances, interest, and average yield/rate by major category, and net interest margin on an FTE basis:

	Three months ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$51,434,799	$808,309	6.23%	$51,184,715	$782,557	6.06%
Investment securities: (2)
Taxable	14,788,061	154,691	4.00	12,252,503	102,492	3.15
Non-taxable	1,594,154	10,239	2.56	2,527,754	13,535	2.14
Total investment securities	16,382,215	164,930	3.86	14,780,257	116,027	2.99
FHLB and FRB stock	336,342	5,166	6.18	513,559	6,675	5.21
Interest-bearing deposits (3)	483,947	6,603	5.40	3,528,824	45,008	5.05
Loans held for sale	222,080	5,593	10.07	96,537	421	1.74
Total interest-earning assets	68,859,383	$990,601	5.65%	70,103,892	$950,688	5.32%
Non-interest-earning assets	7,076,950			6,128,636
Total assets	$75,936,333			$76,232,528

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Demand deposits	$10,156,691	$—	—%	$11,375,059	$—	—%
Health savings accounts	8,528,476	3,206	0.15	8,250,766	3,090	0.15
Interest-bearing checking, money market and savings	35,012,709	264,009	3.03	31,768,511	178,707	2.26
Time deposits	8,017,223	94,048	4.72	7,173,552	69,669	3.90
Total deposits	61,715,099	361,263	2.35	58,567,888	251,466	1.72
Securities sold under agreements to repurchase	120,082	36	0.12	215,874	63	0.11
Federal funds purchased	78,242	1,078	5.45	—	—	—
FHLB advances	2,429,653	33,727	5.49	6,724,139	88,556	5.21
Long-term debt (2)	913,608	7,885	3.55	1,061,526	9,482	3.68
Total interest-bearing liabilities	65,256,684	$403,989	2.49%	66,569,427	$349,567	2.10%
Non-interest-bearing liabilities	1,945,912			1,267,803
Total liabilities	67,202,596			67,837,230

Preferred stock	283,979			283,979
Common stockholders’ equity	8,449,758			8,111,319
Total stockholders’ equity	8,733,737			8,395,298
Total liabilities and stockholders’ equity	$75,936,333			$76,232,528
Net interest income (FTE)		$586,612			$601,121
Less: FTE adjustment		(14,315)			(17,292)
Net interest income		$572,297			$583,829
Net interest margin (FTE)			3.32%			3.35%
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

	Six months ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$51,186,608	$1,610,173	6.23%	$50,642,963	$1,508,100	5.93%
Investment securities: (2)
Taxable	14,371,728	295,822	3.94	12,173,428	194,782	3.03
Non-taxable	1,941,054	22,753	2.34	2,533,729	27,219	2.15
Total investment securities	16,312,782	318,575	3.75	14,707,157	222,001	2.89
FHLB and FRB stock	340,167	9,518	5.63	486,617	11,585	4.80
Interest-bearing deposits (3)	528,174	14,389	5.39	2,221,119	55,404	4.96
Loans held for sale	117,749	5,675	9.64	50,838	437	1.72
Total interest-earning assets	68,485,480	$1,958,330	5.62%	68,108,694	$1,797,527	5.21%
Non-interest-earning assets	7,149,069			6,176,650
Total assets	$75,634,549			$74,285,344

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Demand deposits	$10,369,552	$—	—%	$11,999,028	$—	—%
Health savings accounts	8,567,058	6,397	0.15	8,271,493	6,117	0.15
Interest-bearing checking, money market and savings	34,534,198	513,659	2.99	30,816,229	301,755	1.97
Time deposits	7,669,424	177,178	4.65	5,607,711	93,798	3.37
Total deposits	61,140,232	697,234	2.29	56,694,461	401,670	1.43
Securities sold under agreements to repurchase	125,367	207	0.33	229,784	130	0.11
Federal funds purchased	109,203	3,015	5.46	333,733	7,760	4.62
FHLB advances	2,559,642	71,094	5.49	6,201,884	156,682	5.02
Long-term debt (2)	947,269	16,550	3.60	1,066,859	18,970	3.67
Total interest-bearing liabilities	64,881,713	$788,100	2.44%	64,526,721	$585,212	1.82%
Non-interest-bearing liabilities	2,005,971			1,452,640
Total liabilities	66,887,684			65,979,361

Preferred stock	283,979			283,979
Common stockholders’ equity	8,462,886			8,022,004
Total stockholders’ equity	8,746,865			8,305,983
Total liabilities and stockholders’ equity	$75,634,549			$74,285,344
Net interest income (FTE)		$1,170,230			$1,212,315
Less: FTE adjustment		(30,194)			(33,203)
Net interest income		$1,140,036			$1,179,112
Net interest margin (FTE)			3.33%			3.50%
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

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on an FTE basis:

	Three months ended June 30,			Six months ended June 30,
	2024 vs. 2023 Increase (decrease) due to			2024 vs. 2023 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$28,960	$(3,208)	$25,752	$97,835	$4,238	$102,073
Investment securities	36,923	11,980	48,903	73,353	23,221	96,574
FHLB and FRB stock	794	(2,303)	(1,509)	1,420	(3,487)	(2,067)
Interest bearing-deposits	431	(38,836)	(38,405)	1,214	(42,229)	(41,015)
Loans held for sale	5,604	(432)	5,172	5,667	(429)	5,238
Total interest income	$72,712	$(32,799)	$39,913	$179,489	$(18,686)	$160,803
Change in interest on interest-bearing liabilities:
Health savings accounts	$12	$104	$116	$61	$219	$280
Interest-bearing checking, money market, and savings	37,124	48,178	85,302	105,458	106,446	211,904
Time deposits	23,445	934	24,379	61,030	22,350	83,380
Securities sold under agreements to repurchase	—	(27)	(27)	136	(59)	77
Federal funds purchased	1,078	—	1,078	476	(5,221)	(4,745)
FHLB advances	1,729	(56,558)	(54,829)	6,428	(92,016)	(85,588)
Long-term debt	(235)	(1,362)	(1,597)	(228)	(2,192)	(2,420)
Total interest expense	$63,153	$(8,731)	$54,422	$173,361	$29,527	$202,888
Net change in net interest income	$9,559	$(24,068)	$(14,509)	$6,128	$(48,213)	$(42,085)
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.

Provision for Credit Losses
Comparison to Prior Year Quarter
The provision for credit losses increased $27.5 million, or 87.3%, from $31.5 million for the three months ended June 30, 2023, to $59.0 million for three months ended June 30, 2024, primarily due to the impact of the current macroeconomic environment on credit performance, risk rating migration, loan portfolio mix, and organic loan growth.
Comparison to Prior Year to Date
The provision for credit losses increased $26.3 million, or 33.6%, from $78.2 million for the six months ended June 30, 2023, to $104.5 million for the six months ended June 30, 2024. The balance for the six months ended June 30, 2023, included a one-time merger-related charge of $6.8 million, which increased the provision for unfunded loan commitments. Excluding this charge, the provision for credit losses increased $33.1 million, primarily due to the impact of the current macroeconomic environment on credit performance, risk rating migration, loan portfolio mix, and organic loan growth.
Additional information regarding the Company’s provision for credit losses and ACL can be found under the sections captioned “Loans and Leases” through “Allowance for Credit Losses on Loans and Leases” contained elsewhere in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Deposit service fees	$41,027	$45,418	$83,616	$90,854
Loan and lease related fees	19,334	20,528	39,101	43,533
Wealth and investment services	8,556	7,391	16,480	13,978
Cash surrender value of life insurance policies	6,359	6,293	12,305	13,021
(Loss) on sale of investment securities, net	(49,915)	(48)	(59,741)	(16,795)
Other income	16,937	9,792	49,890	15,549
Total non-interest income	$42,298	$89,374	$141,651	$160,140
Comparison to Prior Year Quarter
Total non-interest income decreased $47.1 million, or 52.7%, from $89.4 million for the three months ended June 30, 2023, to $42.3 million for the three months ended June 30, 2024, primarily due to higher net losses on sale of investment securities and a decrease in deposit service fees, partially offset by an increase in other income.
Net losses on sale of investment securities totaled $49.9 million and $48 thousand for the three months ended June 30, 2024, and 2023, respectively. During the three months ended June 30, 2024, the Company sold $971.6 million of Municipal bonds and notes classified as available-for-sale for proceeds of $921.6 million. During the three months ended June 30, 2023, the Company sold $3.0 million of Municipal bonds and notes classified as available-for-sale for proceeds of $2.9 million. The amounts included in non-interest income reflect the portion of the losses that were not attributed to a decline in credit quality.
Deposit service fees decreased $4.4 million, or 9.7%, from $45.4 million for the three months ended June 30, 2023, to $41.0 million for the three months ended June 30, 2024, primarily due to lower customer account service fees partially offset by higher cash management fees.
Other income increased $7.1 million, or 73.0%, from $9.8 million for the three months ended June 30, 2023, to $16.9 million for the three months ended June 30, 2024, primarily due to incremental fee income related to the acquired Ametros business and higher income generated from direct investments.
Comparison to Prior Year to Date
Total non-interest income decreased $18.5 million, or 11.5%, from $160.1 million for the six months ended June 30, 2023, to $141.7 million for the six months ended June 30, 2024, primarily due to higher net losses on sale of investment securities and decreases in deposit service fees and loans and leases related fees, partially offset by an increase in other income.
Net losses on sale of investment securities increased $42.9 million, or 255.7%, from $16.8 million for the six months ended June 30, 2023, to $59.7 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, the Company sold $1.3 billion of Municipal bonds and notes, Agency MBS, and Corporate debt securities classified as available-for-sale for proceeds of $1.2 billion. During the six months ended June 30, 2023, the Company sold $418.8 million of U.S. Treasury notes, Corporate debt securities, and Municipal bonds and notes classified as available-for-sale for proceeds of $398.3 million. The amounts included in non-interest income reflect the portion of the losses that were not attributed to a decline in credit quality.
Deposit service fees decreased $7.3 million, or 8.0%, from $90.9 million for the six months ended June 30, 2023, to $83.6 million for the six months ended June 30, 2024, primarily due to lower customer account service fees partially offset by higher cash management fees.
Loan and lease related fees decreased $4.4 million, or 10.2%, from $43.5 million for the six months ended June 30, 2023, to $39.1 million for the six months ended June 30, 2024, primarily due to lower loan servicing fees.
Other income increased $34.4 million, or 220.9%, from $15.5 million for the six months ended June 30, 2023, to $49.9 million for the six months ended June 30, 2024, primarily due to a $11.7 million net gain on sale of mortgage servicing rights, incremental fee income related to the acquired Ametros business, excess proceeds from bank-owned life insurance policies, and higher income generated from interest rate derivative activities and direct investments.

Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Compensation and benefits	$186,850	$173,305	$375,390	$346,505
Occupancy	15,103	20,254	34,542	40,425
Technology and equipment	45,303	51,815	91,139	96,181
Intangible assets amortization	8,716	9,193	17,910	18,690
Marketing	4,107	5,160	8,388	8,636
Professional and outside services	14,066	29,385	27,047	61,819
Deposit insurance	15,065	13,723	39,288	26,046
Other expense	36,811	41,254	68,240	78,254
Total non-interest expense	$326,021	$344,089	$661,944	$676,556
Comparison to Prior Year Quarter
Total non-interest expense decreased $18.1 million, or 5.3%, from $344.1 million for the three months ended June 30, 2023, to $326.0 million for the three months ended June 30, 2024, primarily due to decreases in professional and outside services, technology and equipment, occupancy, and other expense, partially offset by an increase in compensation and benefits.
Professional and outside services decreased $15.3 million, or 52.1%, from $29.4 million for the three months ended June 30, 2023, to $14.1 million for the three months ended June 30, 2024, primarily due to a decrease in technology consulting fees, which were higher in 2023 as a result of the core conversion of the legacy Webster and legacy Sterling platforms.
Technology and equipment decreased $6.5 million, or 12.6%, from $51.8 million for the three months ended June 30, 2023, to $45.3 million for the three months ended June 30, 2024, primarily due to higher overall technology and equipment costs in 2023 as a result of the core conversion of the legacy Webster and legacy Sterling platforms.
Occupancy decreased $5.2 million, or 25.4%, from $20.3 million for the three months ended June 30, 2023, to $15.1 million for the three months ended June 30, 2024, primarily due to a $3.4 million net gain recognized on an early lease termination.
Other expense decreased $4.5 million, or 10.8%, from $41.3 million for the three months ended June 30, 2023, to $36.8 million for the three months ended June 30, 2024, primarily due to a decrease in pension and other miscellaneous expenses.
Compensation and benefits increased $13.6 million, or 7.8%, from $173.3 million for the three months ended June 30, 2023, to $186.9 million for the three months ended June 30, 2024, primarily due to the impact from the employees acquired in the Ametros acquisition, and higher compensation, performance-based incentives, and employee benefits.
Comparison to Prior Year to Date
Total non-interest expense decreased $14.6 million, or 2.2%, from $676.6 million for the six months ended June 30, 2024, to $661.9 million for the six months ended June 30, 2024, primarily due to decreases in professional and outside services, other expense, occupancy, and technology and equipment, partially offset by increases in compensation and benefits and deposit insurance.
Professional and outside services decreased $34.8 million, or 56.2%, from $61.8 million for the six months ended June 30, 2023, to $27.0 million for the six months ended June 30, 2024, primarily due to a decrease in technology consulting fees, which were higher in 2023 as a result of the core conversion of the legacy Webster and legacy Sterling platforms.
Other expense decreased $10.0 million, or 12.8%, from $78.3 million for the six months ended June 30, 2023, to $68.3 million for the six months ended June 30, 2024, primarily due to a decrease in pension and other miscellaneous expenses.
Occupancy decreased $5.9 million, or 14.6%, from $40.4 million for the six months ended June 30, 2023, to $34.5 million for the six months ended June 30, 2024, primarily due to a $3.4 million net gain recognized on an early lease termination.
Technology and equipment decreased $5.1 million, or 5.2%, from $96.2 million for the six months ended June 30, 2023, to $91.1 million for the six months ended June 30, 2024, primarily due to higher overall technology and equipment costs in 2023 as a result of the core conversion of the legacy Webster and legacy Sterling platforms.
Compensation and benefits increased $28.9 million, or 8.3%, from $346.5 million for the six months ended June 30, 2023, to $375.4 million for the six months ended June 30, 2024, primarily due to the impact from the employees acquired in the Ametros acquisition, and higher compensation, performance-based incentives, and employee benefits.
Deposit insurance increased $13.3 million, or 50.8%, from $26.0 million for the six months ended June 30, 2023, to $39.3 million for the six months ended June 30, 2024, primarily due to an increase in the FDIC special assessment estimate.

Income Taxes
Comparison to Prior Year Quarter
The Company recognized income tax expense of $47.9 million and $62.6 million for the three months ended June 30, 2024, and 2023, respectively, reflecting effective tax rates of 20.9% and 21.0%, respectively.
The decrease in both income tax expense and the effective tax rate is primarily due to a lower level of pre-tax income recognized during the three months ended June 30, 2024.
Comparison to Prior Year to Date
The Company recognized income tax expense of $117.3 million and $128.5 million for the six months ended June 30, 2024, and 2023, respectively, reflecting effective tax rates of 22.8% and 22.0%, respectively.
The decrease in income tax expense is primarily due to a lower level of pre-tax income recognized during six months ended June 30, 2024. The increase in the effective tax rate primarily reflects the recognition of $9.4 million of net discrete tax expense during the three months ended March 31, 2024.
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
The following is a description of the Company’s three reportable segments and their primary services at June 30, 2024:
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

Commercial Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Net interest income	$337,588	$359,378	$679,530	$719,671
Non-interest income	34,510	30,030	68,790	63,750
Non-interest expense	104,588	100,074	210,813	198,907
Pre-tax, pre-provision net revenue	$267,510	$289,334	$537,507	$584,514
Comparison to Prior Year Quarter
Commercial Banking’s PPNR decreased $21.8 million, or 7.5%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income. The $21.8 million decrease in net interest income is primarily due to lower average deposit balances and higher rates paid on deposits, partially offset by higher loan yields. The $4.5 million increase in non-interest income is primarily due to increases in cash management fees, interest rate derivative activities, and direct investments income. The $4.5 million increase in non-interest expense is primarily due to higher employee compensation, operational support, and technology expenses in order to support balance sheet growth.
Comparison to Prior Year to Date
Commercial Banking’s PPNR decreased $47.0 million, or 8.0%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income. The $40.1 million decrease in net interest income is primarily due to lower average deposit balances and higher rates paid on deposits, partially offset by higher loan yields. The $5.0 million increase in non-interest income is primarily due to higher cash management fees and interest rate derivative activities, partially offset by lower loan servicing fees. The $11.9 million increase in non-interest expense is primarily due to higher employee compensation, operational support, and technology expenses in order to support balance sheet growth.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2024	At December 31, 2023
Loans and leases	$40,330,655	$39,480,945
Deposits	15,464,200	16,053,850
Assets under administration / management (off-balance sheet)	2,947,764	2,911,293
Loans and leases increased $849.7 million, or 2.2%, at June 30, 2024, as compared to December 31, 2023, primarily due to organic growth in commercial real estate and public sector finance, partially offset by net principal paydowns in middle market and asset-based lending. Total portfolio originations for the six months ended June 30, 2024, and 2023, were $4.7 billion and $5.0 billion, respectively. The $0.3 billion decrease was primarily due to lower originations in all loan categories except for commercial real estate, which increased in comparison to prior year to date.
Deposits decreased $589.7 million, or 3.7%, at June 30, 2024, as compared to December 31, 2023, primarily due to higher money market and savings account balances, partially offset by lower balances in non-interest-bearing demand accounts.
Assets under administration and assets under management, in aggregate, remained relatively flat at $2.9 billion at both June 30, 2024, and December 31, 2023.

Healthcare Financial Services
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Net interest income	$91,664	$75,421	$177,802	$147,151
Non-interest income	27,465	23,023	58,526	47,090
Non-interest expense	51,267	42,643	103,394	86,343
Pre-tax net revenue	$67,862	$55,801	$132,934	$107,898
Comparison to Prior Year Quarter
Healthcare Financial Services’ PTNR increased $12.1 million, or 21.6%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $16.3 million increase in net interest income is primarily due to the acquisition of Ametros, an increase in HSA net deposit spread, and organic HSA deposit growth. The $4.5 million increase in non-interest income is primarily due to incremental fee income related to the acquired Ametros business and higher interchange revenue, partially offset by lower customer account fees. The $8.7 million increase in non-interest expense is primarily due to incremental expenses related to the acquired Ametros business, and higher employee compensation and service contract expenses, partially offset by lower occupancy expense.
Comparison to Prior Year to Date
Healthcare Financial Services’ PTNR increased $25.0 million, or 23.2%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $30.7 million increase in net interest income is primarily due to the acquisition of Ametros, an increase in HSA net deposit spread, and organic HSA deposit growth. The $11.4 million increase in non-interest income is primarily due to incremental fee income related to the acquired Ametros business, and higher interchange fees, partially offset by lower customer account fees. The $17.1 million increase in non-interest expense is primarily due to incremental expenses related to the acquired Ametros business, and higher employee compensation and service contract expenses, partially offset by lower occupancy expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2024	At December 31, 2023
Deposits	$9,392,275	$8,287,705
Assets under administration, through linked investment accounts (off-balance sheet)	5,521,550	4,641,830
Deposits increased $1.1 billion, or 13.3%, at June 30, 2024, as compared to December 31, 2023, primarily due to the acquisition of Ametros, additional HSA account holders, and organic HSA deposit growth.
Assets under administration, through linked investment accounts, increased $0.9 billion, or 19.0%, at June 30, 2024, as compared to December 31, 2023, primarily due additional HSA account holders and an increase in investment account balances as a result of higher valuations in the equity markets.

Consumer Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Net interest income	$202,679	$228,683	$408,456	$463,287
Non-interest income	24,392	31,102	58,370	58,738
Non-interest expense	115,905	119,388	236,026	235,943
Pre-tax, pre-provision net revenue	$111,166	$140,397	$230,800	$286,082
Comparison to Prior Year Quarter
Consumer Banking’s PPNR decreased $29.2 million, or 20.8%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to decreases in net interest income and non-interest income, partially offset by a decrease in non-interest expense. The $26.0 million decrease in net interest income is primarily due to higher rates paid on deposits, partially offset by higher average loan balances and deposit growth. The $6.7 million decrease in non-interest income is primarily due to lower customer account service fees and loan servicing fees. The $3.5 million decrease in non-interest expense is primarily due to lower occupancy and technology expenses.
Comparison to Prior Year to Date
Consumer Banking’s PPNR decreased $55.3 million, or 19.3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to decreases in net interest income and non-interest income, and an increase in non-interest expense. The $54.8 million decrease in net interest income is primarily due to higher rates paid on deposits, partially offset by higher average loan balances and deposit growth. The $0.4 million decrease in non-interest income is primarily due to lower customer account service fees and loan servicing fees, partially offset by a net gain on sale of mortgage servicing rights. The $0.1 million increase in non-interest expense is primarily due to higher employee compensation and operational support expenses, partially offset by lower occupancy and technology expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At June 30, 2024	At December 31, 2023
Loans	$11,239,180	$11,234,743
Deposits	27,107,988	26,251,722
Assets under administration (off-balance sheet)	7,975,697	7,876,437
Loans remained relatively flat at $11.2 billion at both June 30, 2024, and December 31, 2023. Total portfolio originations for the six months ended June 30, 2024, and 2023, were $0.7 billion and $0.8 billion, respectively.
Deposits increased $856.3 million, or 3.3%, at June 30, 2024, as compared to December 31, 2023, primarily due to higher money market, savings, and certificates of deposit balances, partially offset by lower balances in non-interest-bearing demand accounts.
Assets under administration increased $99.3 million, or 1.3%, at June 30, 2024, as compared to December 31, 2023, primarily due to an increase in investment account balances as a result of higher valuations in the equity markets.

Financial Condition
Total assets increased $1.9 billion, or 2.5%, from $74.9 billion at December 31, 2023, to $76.8 billion at June 30, 2024. The change in total assets was primarily attributed to the following, which experienced changes greater than $100 million:
•Cash and cash equivalents decreased $180.1 million, primarily due to the Company’s risk management approach to hold higher levels of on-balance sheet liquidity in 2023;
•Total investment securities increased $0.4 billion, reflecting a $1.6 billion increase in the held-to-maturity portfolio, partially offset by a decrease of $1.2 billion in the available-for-sale portfolio. The net increase in total investment securities was primarily due to purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories, partially offset by $1.3 billion in sales of Municipal bonds and notes, Agency MBS, and Corporate debt;
•Loans held for sale increased $241.6 million, primarily due to the Company’s initiation of a plan to actively market and sell its payroll finance and factored receivables loan portfolios in March 2024. The aggregate net carrying amount of these portfolios held for sale was $213.6 million at June 30, 2024;
•Loans and leases increased $847.4 million, primarily due to $5.5 billion of originations during the six months ended June 30, 2024, particularly across the commercial real estate and commercial non-mortgage categories, partially offset by net principal paydowns, and the transfer of the payroll finance and factored receivables loans from portfolio to held-for-sale;
•Goodwill and other net intangible assets increased a combined $407.6 million, primarily due to the acquisition of Ametros on January 24, 2024, which resulted in the recognition of $228.2 million in goodwill, a $182.8 million core deposit intangible asset, and a $6.1 million trade name; and
•Accrued interest receivable and other assets increased $209.6 million. Notable drivers of the change included increases in LIHTC investments, miscellaneous receivables, prepaid expenses, and other alternative investments, partially offset by a decrease in treasury derivative assets.
Total liabilities increased $1.7 billion, or 2.7%, from $66.3 billion at December 31, 2023, to $68.0 billion at June 30, 2024. The change in total liabilities was primarily attributed to the following:
•Total deposits increased $1.5 billion, reflecting a $2.2 billion increase in interest-bearing deposits, partially offset by a $0.7 billion decrease in non-interest-bearing deposits. The net increase in total deposits was primarily due to an increase in interLINK money market sweep deposits, the receipt of the remaining Ametros deposits that were held at other banks, higher savings account balances, and organic HSA deposit growth, partially offset by a decrease in brokered certificates of deposit and lower balances in non-interest-bearing demand accounts.
•Securities sold under agreements to repurchase and other borrowings decreased $218.9 million, primarily due to the maturity of a $216.3 million non-callable, fixed repurchase agreement in January 2024;
•FHLB advances increased $449.8 million, primarily due to a change in short-term funding mix;
•Long-term debt decreased $136.1 million, primarily due to the maturity of its 4.375% senior fixed-rate notes on
February 15, 2024; and
•Accrued expenses and other liabilities increased $186.3 million. Notable drivers of the change included increases in unfunded commitments for LIHTC investments, treasury derivative liabilities, and deferred revenue, partially offset by decreases in accrued compensation, accrued interest payable, and operating lease liabilities.
Total stockholders’ equity increased $0.1 billion, or 1.4%, from $8.7 billion at December 31, 2023, to $8.8 billion at June 30, 2024. The change in total stockholders’ equity was attributed to the following:
•Net income recognized of $398.0 million;
•Other comprehensive loss, net of tax, of $77.3 million;
•Dividends paid to common and preferred stockholders of $137.8 million and $8.3 million, respectively;
•Stock-based compensation expense of $27.2 million; and
•Repurchases of common stock of $65.8 million under the Company’s common stock repurchase program and $16.6 million related to employee stock-based compensation plans.

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
The ALCO manages the Company’s investment securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in any such security presents a safety and soundness concern. At June 30, 2024, and December 31, 2023, the Company had total investment securities of $16.4 billion and $16.0 billion, respectively, with an average risk weighting for regulatory purposes of 14.9% and 17.2%, respectively. The Bank held the entirety of the Company’s investment securities portfolio at both June 30, 2024, and December 31, 2023. However, the Holding Company may also directly hold investment securities.
The following table summarizes the balances and percentage composition of the Company’s investment securities:

	At June 30, 2024		At December 31, 2023
(In thousands)	Amount	%	Amount	%
Available-for-sale:
Government agency debentures	$263,352	3.4%	$264,633	3.0%
Municipal bonds and notes	208,356	2.7	1,573,233	17.6
Agency CMO	43,946	0.6	48,941	0.5
Agency MBS	3,483,364	44.6	3,347,098	37.4
Agency CMBS	2,452,981	31.4	2,288,071	25.5
CMBS	690,836	8.8	763,749	8.5
Corporate debt	616,691	7.9	622,155	6.9
Private label MBS	40,317	0.5	42,808	0.5
Other	9,031	0.1	9,041	0.1
Total available-for-sale	$7,808,874	100.0%	$8,959,729	100.0%
Held-to-maturity:
Agency CMO	$21,573	0.3%	$23,470	0.3%
Agency MBS	3,251,638	37.6	2,409,521	34.1
Agency CMBS	4,370,621	50.6	3,625,627	51.2
Municipal bonds and notes (1)	908,985	10.5	916,104	13.0
CMBS	85,019	1.0	100,075	1.4
Total held-to-maturity	$8,637,836	100.0%	$7,074,797	100.0%
Total investment securities	$16,446,710		$16,034,526
(1)The balances at both June 30, 2024, and December 31, 2023, exclude the $0.2 million ACL recorded on held-to-maturity securities.
Available-for-sale securities decreased $1.2 billion, or 12.8%, from $9.0 billion at December 31, 2023, to $7.8 billion at
June 30, 2024, primarily due to the sale of $1.3 billion in Municipal bonds and notes, Agency MBS, and Corporate debt securities, which resulted in $62.3 million of net realized losses, $2.6 million of which were attributed to a decline in credit quality, and therefore, have been included in the Provision for credit losses. This decrease was partially offset by purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories. The average FTE yield on the available-for-sale portfolio was 3.99% and 3.91% for the three and six months ended June 30, 2024, respectively, as compared to 2.98% and 2.87% for the three and six months ended June 30, 2023, respectively. The 101 and 104 basis point increases, respectively, are primarily due to the reinvestment of funds received from the sale of lower yielding securities for securities at higher interest rates.
At both June 30, 2024, and December 31, 2023, gross unrealized losses on available-for-sale securities were $0.8 billion. Available-for-sale securities are evaluated for credit losses on a quarterly basis. At both June 30, 2024, and December 31, 2023, no ACL was recorded on available-for-sale securities as each of the securities in the Company’s portfolio are investment grade and current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences. As of June 30, 2024, based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.

Held-to-maturity securities increased $1.6 billion, or 22.1%, from $7.1 billion at December 31, 2023, to $8.6 billion at
June 30, 2024, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories. The average FTE yield on the held-to-maturity portfolio was 3.73% and 3.56% for the three and six months ended June 30, 2024, respectively, as compared to 2.99% and 2.91% for the three and six months ended June 30, 2023, respectively. The 74 and 65 basis point increases, respectively, are primarily due to higher interest rates on recent securities purchases, as compared to interest rates on securities with paydown activities.
At June 30, 2024, and December 31, 2023, gross unrealized losses on held-to-maturity securities were $1.0 billion and $0.8 billion, respectively. The $0.2 billion increase is primarily due to higher interest rates. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At both June 30, 2024, and December 31, 2023, the ACL on held-to-maturity securities was $0.2 million.
The following table summarizes the book value of investment securities by the earlier of either contractual maturity or call date, as applicable, along with the respective weighted-average yields:

	At June 30, 2024
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
Government agency debentures	$14,743	3.43%	$60,573	2.16%	$16,234	2.26%	$171,802	3.31%	$263,352	2.99%
Municipal bonds and notes	9,329	2.53	10,716	3.05	99,794	1.88	88,517	2.32	208,356	2.15
Agency CMO	—	—	179	2.98	3,970	3.13	39,797	2.87	43,946	2.90
Agency MBS	—	—	14,555	1.31	122,070	1.77	3,346,739	4.05	3,483,364	3.96
Agency CMBS	13,845	0.93	98,999	1.18	26,921	2.28	2,313,216	4.71	2,452,981	4.52
CMBS	—	—	67,595	6.94	—	—	623,241	6.92	690,836	6.92
Corporate debt	9,598	3.41	210,586	2.93	349,778	3.34	46,729	3.71	616,691	3.23
Private label MBS	—	—	—	—	—	—	40,317	4.01	40,317	4.01
Other	—	—	4,844	3.80	4,187	2.70	—	—	9,031	3.29
Total available-for-sale	$47,515	2.52%	$468,047	3.00%	$622,954	2.72%	$6,670,358	4.50%	$7,808,874	4.25%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$21,573	2.87%	$21,573	2.87%
Agency MBS	44	3.33	368	2.01	25,731	2.67	3,225,495	3.44	3,251,638	3.43
Agency CMBS	—	—	92,995	2.76	22,983	2.30	4,254,642	4.19	4,370,620	4.15
Municipal bonds and notes	31,642	3.14	36,838	2.85	229,637	2.74	610,869	3.27	908,986	3.11
CMBS	—	—	—	—	—	—	85,019	2.58	85,019	2.58
Total held-to-maturity	$31,686	3.14%	$130,201	2.79%	$278,351	2.69%	$8,197,598	3.81%	$8,637,836	3.75%
Total investment securities	$79,201	2.77%	$598,248	2.95%	$901,305	2.71%	$14,867,956	4.12%	$16,446,710	3.99%
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

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company’s loans and leases:

	At June 30, 2024		At December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$16,740,182	32.5%	$16,885,475	33.3%
Asset-based	1,470,675	2.8	1,557,841	3.1
Commercial real estate	14,201,265	27.5	13,569,762	26.7
Multi-family	8,076,548	15.7	7,587,970	15.0
Equipment financing	1,281,576	2.5	1,328,786	2.6
Residential	8,284,297	16.1	8,227,923	16.2
Home equity	1,463,936	2.8	1,516,955	3.0
Other consumer	54,986	0.1	51,340	0.1
Total loans and leases (1)	$51,573,465	100.0%	$50,726,052	100.0%
(1)The amortized cost balances at June 30, 2024, and December 31, 2023, exclude the ACL recorded on loans and leases of $669.4 million and $635.7 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At June 30, 2024
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$155,201	$866,566	$2,391,731	$1,454,853	$4,868,351
Asset-based	4,773	64,572	—	—	69,345
Commercial real estate	569,506	2,023,608	1,049,108	124,625	3,766,847
Multi-family	408,158	3,769,094	1,004,948	58,313	5,240,513
Equipment financing	110,355	914,062	257,159	—	1,281,576
Residential	1,309	47,014	363,617	5,175,682	5,587,622
Home equity	2,913	22,852	167,360	212,626	405,751
Other consumer	20,151	5,729	854	76	26,810
Total fixed rate loans and leases	$1,272,366	$7,713,497	$5,234,777	$7,026,175	$21,246,815
Variable rate:
Commercial non-mortgage	$3,837,752	$7,472,769	$491,328	$69,982	$11,871,831
Asset-based	445,568	955,762	—	—	1,401,330
Commercial real estate	2,734,519	4,847,763	2,193,393	658,743	10,434,418
Multi-family	370,362	1,277,922	1,159,621	28,130	2,836,035
Residential	641	9,578	274,487	2,411,969	2,696,675
Home equity	1,640	5,942	117,667	932,936	1,058,185
Other consumer	6,517	19,951	1,708	—	28,176
Total variable rate loans and leases (1)	$7,396,999	$14,589,687	$4,238,204	$4,101,760	$30,326,650
Total loans and leases (2)	$8,669,365	$22,303,184	$9,472,981	$11,127,935	$51,573,465
(1)The Company has a customer back-to-back program, whereby it enters into interest rate derivatives with qualified customers and simultaneously enters into equal and opposite interest rate derivatives with dealer counterparties, to hedge interest rate risk. At June 30, 2024, there were 892 customer interest rate swaps arrangements with a total notional amount of $7.2 billion converting variable rate loan payments into fixed rate loan payments, and 42 customer interest rate cap arrangements with a total notional amount of $8.6 billion limiting how high interest rates can rise on variable rate loans and leases in a rising interest rate environment.
(2)Amounts due exclude total accrued interest receivable of $280.1 million.

Portfolio Concentrations
The Company actively monitors and manages concentrations of credit risk pertaining to specific industries and geographies that may exist in its loan and lease portfolio.
At June 30, 2024, and December 31, 2023, commercial non-mortgage, commercial real estate, and multi-family loans comprised 75.7% and 75.0%, respectively, of the Company’s loan and lease portfolio, with a large portion of the borrowers or properties associated with these loans geographically concentrated in New York City and the proximate areas.
The following table summarizes commercial non-mortgage loans by industry, as determined using standardized industry classification codes, which are used by the Company to categorize loans based on the borrower’s type of business:

	At June 30, 2024		At December 31, 2023
(In thousands)	Amount	%	Amount	%
Finance	$4,021,283	24.0%	$4,109,280	24.4%
Services	2,753,245	16.5	2,928,621	17.3
Communications	1,363,676	8.2	1,166,668	6.9
Manufacturing	971,184	5.8	1,163,798	6.9
Healthcare	942,380	5.6	848,867	5.0
Real Estate	842,314	5.0	815,769	4.8
Retail & Wholesale	723,749	4.3	874,547	5.2
Transportation & Public Utilities	525,010	3.1	547,967	3.3
Construction	384,750	2.3	477,303	2.8
Other	4,212,591	25.2	3,952,655	23.4
Total Commercial non-mortgage	$16,740,182	100.0%	$16,885,475	100.0%
As illustrated above, the Company’s commercial non-mortgage portfolio is well diversified across industries, and concentrations are generally consistent from period to period. Any change in composition is consistent with the Company's portfolio growth strategy.
The following tables summarize commercial real estate and multi-family loans by both geography and property type:

(In thousands)	At June 30, 2024		At December 31, 2023
Geography:	Amount	%	Amount	%
New York City	$7,940,705	35.7%	$7,482,324	35.4%
Other New York Counties	3,129,632	14.0	3,321,313	15.7
Connecticut	1,828,179	8.2	1,749,839	8.3
New Jersey	1,929,223	8.7	1,729,139	8.2
Massachusetts	1,340,744	6.0	1,338,936	6.3
Southeast	2,672,297	12.0	2,311,574	10.9
Other	3,437,033	15.4	3,224,607	15.2
Total Commercial real estate & Multi-family	$22,277,813	100.0%	$21,157,732	100.0%

Property Type:
Multi-family (1)	$8,076,548	36.3%	$7,587,970	35.9%
Industrial & Warehouse	3,832,624	17.2	3,467,859	16.4
Retail	1,677,573	7.5	1,765,512	8.3
Healthcare & Senior Living	1,610,691	7.2	1,576,511	7.5
Construction	1,489,225	6.7	1,442,621	6.8
Office	962,497	4.3	1,041,451	4.9
Hotel	468,045	2.1	489,379	2.3
Other	4,160,610	18.7	3,786,429	17.9
Total Commercial real estate & Multi-family	$22,277,813	100.0%	$21,157,732	100.0%
(1)Includes $1.5 billion and $1.3 billion of rent-regulated multi-family loans at June 30, 2024, and December 31, 2023, respectively.
Given the foundational change in office demand driven by the acceptance of remote work options, the commercial real estate market has experienced an increase in office property vacancies following the COVID-19 pandemic. As such, commercial real estate performance across the United States related to the office sector continues to be an area of uncertainty.
At June 30, 2024, the Company’s outstanding balance for commercial real estate office loans was $1.0 billion, or 1.9% of total loans and leases. In addition, at June 30, 2024, the Company has established reserves of $55.3 million against commercial real estate office loans. While the Company does anticipate ongoing change in the office sector, management believes that its reserve levels reflect the expected credit losses in the portfolio.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $33.7 million, or 5.3%, from $635.7 million at December 31, 2023, to $669.4 million at June 30, 2024, primarily due to the impact of the current macroeconomic environment on credit performance risk rating migration, loan portfolio mix, and organic loan growth, partially offset by net charge-offs.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At June 30, 2024		At December 31, 2023
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$232,166	34.7%	$211,699	33.3%
Asset-based	28,861	4.3	15,828	2.5
Commercial real estate	280,355	41.9	248,921	39.2
Multi-family	63,790	9.5	80,582	12.7
Equipment financing	16,548	2.5	20,633	3.2
Residential	25,796	3.9	29,739	4.7
Home equity	18,916	2.8	26,154	4.1
Other consumer	2,923	0.4	2,181	0.3
Total ACL on loans and leases	$669,355	100.0%	$635,737	100.0%
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
The Company’s models incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes each macroeconomic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. The reasonable and supportable forecast period is two years after which the reversion period is one year. Models use output reversion and revert to mean historical portfolio loss rates on a straight-line basis in the third year of the forecast.
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

Asset Quality Ratios
The Company manages asset quality using risk tolerance levels established through the Company’s underwriting standards, servicing, and management of its loan and lease portfolio. Loans and leases for which a heightened risk of loss has been identified are regularly monitored to mitigate further deterioration and preserve asset quality in future periods. Non-performing assets, credit losses, and net charge-offs are considered by management to be key measures of asset quality.
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	At June 30, 2024	At December 31, 2023
Non-performing loans and leases (1)	$368,836	$209,544
Total loans and leases	51,573,465	50,726,052
Non-performing loans and leases as a percentage of loans and leases	0.72%	0.41%

Non-performing assets (1)	$374,884	$218,600
Total loans and leases	$51,573,465	$50,726,052
Add: OREO and repossessed assets	6,048	9,056
Total loans and leases plus OREO and repossessed assets	$51,579,513	$50,735,108
Non-performing assets as a percentage of loans and leases plus OREO and repossessed assets	0.73%	0.43%

Non-performing assets (1)	$374,884	$218,600
Total assets	76,838,106	74,945,249
Non-performing assets as a percentage of total assets	0.49%	0.29%

ACL on loans and leases	$669,355	$635,737
Non-performing loans and leases (1)	368,836	209,544
ACL on loans and leases as a percentage of non-performing loans and leases	181.48%	303.39%

ACL on loans and leases	$669,355	$635,737
Total loans and leases	51,573,465	50,726,052
ACL on loans and leases as a percentage of loans and leases	1.30%	1.25%

ACL on loans and leases	$669,355	$635,737
Net charge-offs (annualized)	141,234	108,086
Ratio of ACL on loans and leases to net charge-offs (annualized)	4.74x	5.88x
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.

The following table summarizes net charge-offs as an annualized percentage of average loans and leases for each category:

	At or for the three months ended June 30,
	2024			2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$12,317	$16,730,025	0.29%	$1,258	$17,093,033	0.03%
Asset-based	5,048	1,473,175	1.37	—	1,756,051	—
Commercial real estate	9,428	14,101,877	0.27	19,842	13,508,593	0.59
Multi-family	6,217	8,084,689	0.31	—	7,009,762	—
Equipment financing	(14)	1,265,629	—	(179)	1,564,586	(0.05)
Warehouse lending	—	—	—	—	562,816	—
Residential	(270)	8,252,397	(0.01)	(373)	8,067,349	(0.02)
Home equity	(643)	1,473,624	(0.17)	(812)	1,568,635	(0.21)
Other consumer	1,045	53,383	7.83	516	53,890	3.83
Total	$33,128	$51,434,799	0.26%	$20,252	$51,184,715	0.16%

	At or for the six months ended June 30,
	2024			2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$43,650	$16,835,786	0.52%	$3,981	$16,865,715	0.05%
Asset-based	5,048	1,498,395	0.67	13,189	1,773,425	1.49
Commercial real estate	11,540	13,910,579	0.17	28,393	13,384,890	0.42
Multi-family	7,345	7,884,586	0.19	1,033	6,860,965	0.03
Equipment financing	3,321	1,279,743	0.52	(839)	1,594,857	(0.11)
Warehouse lending	—	—	—	—	486,621	—
Residential	(342)	8,238,774	(0.01)	(834)	8,031,537	(0.02)
Home equity	(1,849)	1,486,576	(0.25)	(1,233)	1,588,421	(0.16)
Other consumer	1,904	52,169	7.30	1,083	56,532	3.83
Total	$70,617	$51,186,608	0.28%	$44,773	$50,642,963	0.18%
(1)Percentage represents annualized year-to-date net charge-offs (recoveries) to average loans and leases within the comparable category.
Comparison to Prior Year Quarter
Net charge-offs increased $12.8 million, or 63.6%, to $33.1 million for the three months ended June 30, 2024, as compared to $20.3 million for the three months ended June 30, 2023, primarily due to increases in net charge-offs in the commercial non-mortgage, asset-based lending, and multifamily categories, partially offset by decreases in net charge-offs in the commercial real estate category.
Comparison to Prior Year to Date
Net charge-offs increased $25.8 million, or 57.7%, to $70.6 million for the six months ended June 30, 2024. as compared to $44.8 million for the six months ended June 30, 2023, primarily due to increases in net charge-offs in the commercial non-mortgage and multi-family categories, partially offset by decreases in net charge-offs in the commercial real estate and asset-based lending categories.

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
At June 30, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Although regulatory agencies have not issued formal guidance mandating more stringent liquidity and capital requirements, the Company is anticipating a greater focus on the liquidity and capital adequacy of financial institutions in response to the high-profile bank failures that occurred in 2023 and related turmoil in the banking industry. The Company has taken appropriate measures to mitigate the risk that such requirements, if implemented, may have on its business, financial positions, and results of operations.
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
During the three and six months ended June 30, 2024, the Bank paid $125.0 million and $300.0 million in dividends to the Holding Company, respectively. At June 30, 2024, there was $661.9 million of retained earnings available for the payment of dividends by the Bank to the Holding Company. On July 17, 2024, the Bank was approved to pay the Holding Company $100.0 million in dividends for the third quarter of 2024.
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
The quarterly cash dividend to common stockholders remained at $0.40 per common share for the three months ended
June 30, 2024. On July 17, 2024, it was announced that the Holding Company’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For the Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share were declared, respectively. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Holding Company maintains a common stock repurchase program, which was approved by the Board of Directors, that authorizes management to purchase shares of its common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to certain conditions. During the three months ended June 30, 2024, the Holding Company repurchased 974,365 shares under the repurchase program at a weighted-average price of $46.18 per share, totaling $45.0 million. At June 30, 2024, the Holding Company’s remaining purchase authority was $228.0 million. In addition, the Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the three months ended June 30, 2024, the Company repurchased 68,284 shares at a weighted-average price of $45.22 per share, totaling $3.1 million, for this purpose.
Webster Bank Liquidity. The Bank’s primary source of funding is its core deposits. Including time deposits, the Bank had a loan to deposit ratio of 82.8% and 83.5% at June 30, 2024, and December 31, 2023, respectively.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At June 30, 2024, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.

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
Quantitative measures established by Basel III to ensure capital adequacy require the Holding Company and the Bank to maintain minimum ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Capital, as defined in the regulations. At June 30, 2024, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.
In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, capital ratios will phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2022, 2023, and 2024, the Company is allowed 75%, 50%, and 25%, respectively, of the regulatory capital benefit as of December 31, 2021, with full absorption occurring in 2025. At June 30, 2024, the regulatory capital benefit allowed from the delayed CECL adoption resulted in a 3, 3, and 2 basis point increase to the Holding Company’s and the Bank’s CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Tier 1 Leverage Capital, respectively, and a 1 basis point decrease to Total Risk-Based Capital. Both the Holding Company’s and the Bank’s regulatory ratios remain in excess of being well-capitalized, even without the regulatory capital benefit of the delayed CECL adoption impact.
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
Total deposits were $62.3 billion and $60.8 billion at June 30, 2024, and December 31, 2023, respectively. The
$1.5 billion increase is primarily due to an increase in interLINK money market sweep deposits, the receipt of the remaining Ametros deposits that were held at other banks, higher savings account balances, and organic HSA deposit growth, partially offset by a decrease in brokered certificates of deposit and lower balances in non-interest-bearing demand accounts.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended June 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,156,691	—%	$11,375,059	—%
Interest-bearing:
Checking	9,424,687	1.90	8,893,332	1.36
Health savings accounts	8,528,476	0.15	8,250,766	0.15
Money market	18,658,148	4.16	15,443,540	3.52
Savings	6,929,874	1.53	7,431,639	0.71
Time deposits	8,017,223	4.72	7,173,552	3.90
Total interest-bearing	51,558,408	2.82	47,192,829	2.13
Total average deposits	$61,715,099	2.35%	$58,567,888	1.72%

	Six months ended June 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,369,552	—%	$11,999,028	—%
Interest-bearing:
Checking	9,339,970	1.85	8,858,136	1.30
Health savings accounts	8,567,058	0.15	8,271,493	0.15
Money market	18,380,405	4.16	14,171,117	3.15
Savings	6,813,823	1.42	7,786,976	0.60
Time deposits	7,669,424	4.65	5,607,711	3.37
Total interest-bearing	50,770,680	2.76	44,695,433	1.80
Total average deposits	$61,140,232	2.29%	$56,694,461	1.43%
Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion and affiliate deposits. At June 30, 2024, and December 31, 2023, total uninsured deposits as per regulatory reporting requirements and reported on Schedule RC-O of the Bank’s Call Report were $21.2 billion and $21.0 billion, respectively.

The following table summarizes uninsured deposits information at June 30, 2024, after certain exclusions:

(In thousands)	At June 30, 2024
Uninsured deposits, per regulatory reporting requirements	$21,154,286
Less: Affiliate deposits	(3,996,106)
Collateralized deposits	(4,467,190)
Uninsured deposits, after exclusions	$12,690,990

Immediately available liquidity (1)	$20,072,652
Uninsured deposits coverage	158.2%
(1)Reflects $11.2 billion and $7.7 billion of additional borrowing capacity from the FHLB and the FRB, respectively, and $1.2 billion of interest-bearing deposits held at FRB.
Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 20.4% of total deposits at June 30, 2024. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer facing, and therefore are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Quarterly Report on Form 10-Q, the Company’s uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and collateralized deposits, is consistent with the percentage reported at June 30, 2024.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	June 30, 2024
Portion of U.S. time deposits in excess of insurance limit	$508,163
Time deposits otherwise uninsured with a maturity of:
3 months or less	$198,482
Over 3 months through 6 months	235,873
Over 6 months through 12 months	70,297
Over 12 months	3,511
Additional information regarding period-end deposit balances and rates can be found within Note 6: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. The Bank’s primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowings were $4.0 billion and $3.9 billion at June 30, 2024, and December 31, 2023, respectively, and represented 5.2% of total assets. The $0.1 billion net increase is primarily due to an increase of $0.4 billion in FHLB advances, partially offset by decreases of $0.2 billion and $0.1 billion in securities sold under agreements to repurchase and long-term debt, respectively.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $139.5 million and $358.4 million at June 30, 2024, and December 31, 2023, respectively. The $218.9 million decrease is primarily due to the maturity of a $216.3 million non-callable, fixed repurchase agreement in January 2024.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. Federal funds purchased totaled $100.0 million at both June 30, 2024, and December 31, 2023.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $2.8 billion and $2.4 billion at June 30, 2024, and December 31, 2023, respectively. The $0.4 billion increase is primarily due to a change in short-term funding mix.
Long-term debt consists of senior fixed-rate notes maturing in 2029, subordinated fixed-to-floating-rate notes maturing in 2029 and 2030, and floating-rate junior subordinated notes maturing in 2033. Long-term debt totaled $912.7 million and $1.0 billion at June 30, 2024, and December 31, 2023, respectively. The $136.1 million decrease is primarily due to the maturity of its 4.375% senior fixed-rate notes on February 15, 2024.
The Bank had additional borrowing capacity from the FHLB of $11.2 billion and $12.5 billion at June 30, 2024, and December 31, 2023, respectively. The Bank also had additional borrowing capacity from the FRB of $7.7 billion and $6.6 billion at June 30, 2024, and December 31, 2023, respectively. Unencumbered investment securities of $1.5 billion at June 30, 2024, could have been used for collateral on borrowings or to increase borrowing capacity by either $1.2 billion with the FHLB or $1.4 billion with the FRB.

The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended June 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$120,082	0.12%	$215,874	0.11%
Federal funds purchased	78,242	5.45	—	—
FHLB advances	2,429,653	5.49	6,724,139	5.21
Long-term debt	913,608	3.55	1,061,526	3.68
Total average borrowings	$3,541,585	4.82%	$8,001,539	4.87%

	Six months ended June 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$125,367	0.33%	$229,784	0.11%
Federal funds purchased	109,203	5.46	333,733	4.62
FHLB advances	2,559,642	5.49	6,201,884	5.02
Long-term debt	947,269	3.60	1,066,859	3.67
Total average borrowings	$3,741,481	4.85%	$7,832,260	4.68%
Additional information regarding period-end borrowings balances and rates can be found within Note 7: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of eleven district FHLBs, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for the Bank to maintain its membership and access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. The Bank held FHLB capital stock of $119.5 million and $99.0 million at June 30, 2024, and December 31, 2023, respectively. The most recent FHLB quarterly cash dividend was paid on August 2, 2024, in an amount equal to an annual yield of 8.41%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. The Bank held FRB capital stock of $228.8 million and $227.9 million at June 30, 2024, and December 31, 2023, respectively. The most recent FRB semi-annual cash dividend was paid on June 28, 2024, in an amount equal to an annual yield of 4.44%.

Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at June 30, 2024. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company’s current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$300,000	$300,000
Subordinated notes	—	—	—	—	—	499,000	499,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	2,800,000	—	—	227	221	9,395	2,809,843
Securities sold under agreements to repurchase	139,524	—	—	—	—	—	139,524
Federal funds purchased	100,000	—	—	—	—	—	100,000
Time deposits	6,844,296	803,008	59,346	34,669	20,433	9,750	7,771,502
Operating lease liabilities	17,734	40,184	35,849	31,246	27,529	87,155	239,697
Contingent consideration	12,500	207	—	—	—	—	12,707
Royalty liabilities	8,808	1,560	—	—	—	—	10,368
Purchase obligations (2)	116,047	46,868	27,014	17,242	10,361	29,980	247,512
Total contractual obligations	$10,038,909	$891,827	$122,209	$83,384	$58,544	$1,012,600	$12,207,473
(1)Interest payments on borrowings have been excluded.
(2)Purchase obligations represent agreements to purchase goods or services of $1.0 million or more that are enforceable and legally binding and specify all significant terms.
In addition, in the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $12.2 billion at June 30, 2024, does not necessarily reflect future cash payments.
The Company also enters into commitments to invest in venture capital and private equity funds and tax credit structures to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $827.8 million at June 30, 2024. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
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
At June 30, 2024, the Company’s Condensed Consolidated Balance Sheet reflects a liability for uncertain tax positions of $14.6 million and $4.6 million of accrued interest and penalties, respectively. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The special assessment is to be collected for an anticipated total of eight quarterly assessment periods, which began during the second quarter of 2024. At June 30, 2024, and December 31, 2023, the Company’s accrual for its estimated special assessment charge was $53.1 million and $47.2 million, respectively. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose shortfall special assessments if actual losses exceed the amounts collected. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.
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
The Company measures interest rate risk using simulation analysis and asset/liability modeling software to calculate the earnings at risk and equity at risk. Essentially, interest rates are assumed to change up or down in a parallel fashion, and the net interest income results in each scenario are compared to a flat rate base scenario. The flat rate base scenario holds the end of period yield curve constant over a twelve-month forecast horizon. At both June 30, 2024, and December 31, 2023, the flat rate base scenario assumed a federal funds rate of 5.50%. The federal funds rate target range was 5.25-5.50% at both June 30, 2024, and December 31, 2023.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company’s net interest income over a twelve-month period starting at June 30, 2024, and December 31, 2023, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
June 30, 2024	(4.7)%	(2.2)%	(0.7)%	0.9%	1.7%	2.5%
December 31, 2023	(7.2)%	(4.5)%	(2.0)%	1.7%	3.3%	5.4%
Asset sensitivity in terms of net interest income decreased at June 30, 2024, as compared to December 31, 2023, primarily due to changes in the overall balance sheet composition, which included an increase in fixed-rate investment securities as a result of securities repositioning, demand deposit account migration into higher rate deposit products, and growth in variable-rate commercial real estate loans.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company’s net interest income over a twelve-month period starting at June 30, 2024, and December 31, 2023:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2024	0.9%	0.5%	(0.3)%	(0.7)%	(2.4)%	(1.2)%	1.1%	2.2%
December 31, 2023	(1.8)%	(0.8)%	0.4%	0.7%	(2.3)%	(1.1)%	1.1%	2.2%
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
Sensitivity to the short end of the yield curve for net interest income decreased at June 30, 2024, as compared to
December 31, 2023, primarily due to changes in the overall funding mix, which included the addition of $1.2 billion of interLINK money market sweep deposits and demand deposit account migration into higher rate deposit products, and growth in variable-rate commercial real estate loans. Sensitivity to the long end of the yield curve generally remained unchanged from December 31, 2023, to June 30, 2024.
The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at June 30, 2024, and December 31, 2023:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100bp	+100bp
June 30, 2024
Assets	$76,838,106	$71,872,498	$1,948,425	$(2,034,469)
Liabilities	68,028,838	62,709,875	1,873,400	(1,705,944)
Net	$8,809,268	$9,162,623	$75,025	$(328,525)
Net change as % base net economic value			0.8%	(3.6)%

December 31, 2023
Assets	$74,945,249	$70,356,779	$1,297,870	$(1,350,496)
Liabilities	66,255,253	61,722,480	1,960,088	(1,786,228)
Net	$8,689,996	$8,634,299	$(662,218)	$435,732
Net change as % base net economic value			(7.7)%	5.0%
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
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At June 30, 2024, and December 31, 2023, the Company’s duration gap was negative 0.1 years and negative 1.1 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than the duration of financial assets, and therefore, liabilities have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, the Company’s net estimated economic value would generally be expected to increase when interest rates rise, as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise, and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company’s interest rate risk position at June 30, 2024, represents a reasonable level of risk given the current interest rate outlook. The Company continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.
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

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$333,138	$429,323
Interest-bearing deposits	1,202,515	1,286,472
Investment securities available-for-sale, at fair value	7,808,874	8,959,729
Investment securities held-to-maturity, net of allowance for credit losses of $182 and $209	8,637,654	7,074,588
Federal Home Loan Bank and Federal Reserve Bank stock	348,263	326,882
Loans held for sale ($520 and $2,610 valued under fair value option)	248,137	6,541
Loans and leases	51,573,465	50,726,052
Allowance for credit losses on loans and leases	(669,355)	(635,737)
Loans and leases, net	50,904,110	50,090,315
Deferred tax assets, net	354,482	369,212
Premises and equipment, net	417,700	429,561
Goodwill	2,868,068	2,631,465
Other intangible assets, net	374,125	203,135
Cash surrender value of life insurance policies	1,241,367	1,247,938
Accrued interest receivable and other assets	2,099,673	1,890,088
Total assets	$76,838,106	$74,945,249
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$9,996,274	$10,732,516
Interest-bearing	52,280,418	50,051,768
Total deposits	62,276,692	60,784,284
Securities sold under agreements to repurchase and other borrowings	239,524	458,387
Federal Home Loan Bank advances	2,809,843	2,360,018
Long-term debt	912,743	1,048,820
Accrued expenses and other liabilities	1,790,036	1,603,744
Total liabilities	68,028,838	66,255,253
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares	1,828	1,828
Paid-in capital	6,153,286	6,179,753
Retained earnings	3,534,351	3,282,530
Treasury stock, at cost—11,376,158 and 10,756,089 shares	(536,277)	(507,523)
Accumulated other comprehensive (loss), net of tax	(627,899)	(550,571)
Total stockholders’ equity	8,809,268	8,689,996
Total liabilities and stockholders’ equity	$76,838,106	$74,945,249
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest Income:
Interest and fees on loans and leases	$798,097	$771,973	$1,590,142	$1,488,329
Taxable interest on investment securities	150,588	95,784	285,659	181,350
Non-taxable interest on investment securities	10,239	13,535	22,753	27,219
Loans held for sale	5,593	421	5,675	437
Other interest and dividends	11,769	51,683	23,907	66,989
Total interest income	976,286	933,396	1,928,136	1,764,324
Interest Expense:
Deposits	361,263	251,466	697,234	401,670
Securities sold under agreements to repurchase and other borrowings	1,114	63	3,222	7,890
Federal Home Loan Bank advances	33,727	88,556	71,094	156,682
Long-term debt	7,885	9,482	16,550	18,970
Total interest expense	403,989	349,567	788,100	585,212
Net interest income	572,297	583,829	1,140,036	1,179,112
Provision for credit losses	59,000	31,498	104,500	78,247
Net interest income after provision for credit losses	513,297	552,331	1,035,536	1,100,865
Non-interest Income:
Deposit service fees	41,027	45,418	83,616	90,854
Loan and lease related fees	19,334	20,528	39,101	43,533
Wealth and investment services	8,556	7,391	16,480	13,978
Cash surrender value of life insurance policies	6,359	6,293	12,305	13,021
(Loss) on sale of investment securities, net	(49,915)	(48)	(59,741)	(16,795)
Other income	16,937	9,792	49,890	15,549
Total non-interest income	42,298	89,374	141,651	160,140
Non-interest Expense:
Compensation and benefits	186,850	173,305	375,390	346,505
Occupancy	15,103	20,254	34,542	40,425
Technology and equipment	45,303	51,815	91,139	96,181
Intangible assets amortization	8,716	9,193	17,910	18,690
Marketing	4,107	5,160	8,388	8,636
Professional and outside services	14,066	29,385	27,047	61,819
Deposit insurance	15,065	13,723	39,288	26,046
Other expense	36,811	41,254	68,240	78,254
Total non-interest expense	326,021	344,089	661,944	676,556
Income before income taxes	229,574	297,616	515,243	584,449
Income tax expense	47,941	62,648	117,287	128,477
Net income	181,633	234,968	397,956	455,972
Preferred stock dividends	4,162	4,162	8,325	8,325
Net income available to common stockholders	$177,471	$230,806	$389,631	$447,647

Earnings per common share:
Basic	$1.03	$1.32	$2.27	$2.57
Diluted	1.03	1.32	2.26	2.57
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Net income	$181,633	$234,968	$397,956	$455,972
Other comprehensive (loss), net of tax:
Investment securities available-for-sale	(9,809)	(85,037)	(46,080)	(13,419)
Derivative instruments	(1,610)	(47,523)	(31,599)	(26,149)
Defined benefit pension and other postretirement benefit plans	(379)	1,757	351	5,705
Other comprehensive (loss), net of tax	(11,798)	(130,803)	(77,328)	(33,863)
Comprehensive income	$169,835	$104,165	$320,628	$422,109
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended June 30, 2024
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at March 31, 2024	$283,979	$1,828	$6,138,935	$3,425,701	$(486,844)	$(616,101)	$8,747,498
Net income	—	—	—	181,633	—	—	181,633
Other comprehensive (loss), net of tax	—	—	—	—	—	(11,798)	(11,798)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(68,821)	—	—	(68,821)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,193)	—	—	(2,193)
Stock-based compensation	—	—	14,351	—	(918)	—	13,433
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,123)	—	(3,123)
Common stock repurchase program	—	—	—	—	(45,392)	—	(45,392)
Balance at June 30, 2024	$283,979	$1,828	$6,153,286	$3,534,351	$(536,277)	$(627,899)	$8,809,268

	At or for the three months ended June 30, 2023
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at March 31, 2023	$283,979	$1,828	$6,137,743	$2,856,745	$(397,981)	$(588,020)	$8,294,294
Net income	—	—	—	234,968	—	—	234,968
Other comprehensive (loss), net of tax	—	—	—	—	—	(130,803)	(130,803)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(70,106)	—	—	(70,106)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,193)	—	—	(2,193)
Stock-based compensation	—	—	12,970	—	1,196	—	14,166
Common shares acquired from stock compensation plan activity	—	—	—	—	(319)	—	(319)
Common stock repurchase program	—	—	—	—	(58,312)	—	(58,312)
Balance at June 30, 2023	$283,979	$1,828	$6,150,713	$3,017,445	$(455,416)	$(718,823)	$8,279,726

	At or for the six months ended June 30, 2024
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2023	$283,979	$1,828	$6,179,753	$3,282,530	$(507,523)	$(550,571)	$8,689,996
Net income	—	—	—	397,956	—	—	397,956
Other comprehensive (loss), net of tax	—	—	—	—	—	(77,328)	(77,328)
Common stock dividends and equivalents—$0.80 per share	—	—	—	(137,810)	—	—	(137,810)
Series F preferred stock dividends—$656.25 per share	—	—	—	(3,938)	—	—	(3,938)
Series G preferred stock dividends—$32.50 per share	—	—	—	(4,387)	—	—	(4,387)
Stock-based compensation	—	—	(26,467)	—	53,660	—	27,193
Common shares acquired from stock compensation plan activity	—	—	—	—	(16,619)	—	(16,619)
Common stock repurchase program	—	—	—	—	(65,795)	—	(65,795)
Balance at June 30, 2024	$283,979	$1,828	$6,153,286	$3,534,351	$(536,277)	$(627,899)	$8,809,268

	At or for the six months ended June 30, 2023
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2022	$283,979	$1,828	$6,173,240	$2,713,861	$(431,762)	$(684,960)	$8,056,186
Adoption of ASU No. 2022-02	—	—	—	(4,245)	—	—	(4,245)
Net income	—	—	—	455,972	—	—	455,972
Other comprehensive (loss), net of tax	—	—	—	—	—	(33,863)	(33,863)
Common stock dividends and equivalents—$0.80 per share	—	—	—	(139,818)	—	—	(139,818)
Series F preferred stock dividends—$656.25 per share	—	—	—	(3,938)	—	—	(3,938)
Series G preferred stock dividends—$32.50 per share	—	—	—	(4,387)	—	—	(4,387)
Stock-based compensation	—	—	(20,501)	—	46,313	—	25,812
Exercise of stock options	—	—	(2,026)	—	3,749	—	1,723
Common shares acquired from stock compensation plan activity	—	—	—	—	(15,404)	—	(15,404)
Common stock repurchase program	—	—	—	—	(58,312)	—	(58,312)
Balance at June 30, 2023	$283,979	$1,828	$6,150,713	$3,017,445	$(455,416)	$(718,823)	$8,279,726
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2024	2023
Operating Activities:
Net income	$397,956	$455,972
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	104,500	78,247
Deferred income tax expense	7,908	434
Stock-based compensation	27,193	25,812
Depreciation and amortization of property and equipment and intangible assets	36,510	40,339
Net (accretion) and amortization of interest-earning assets and borrowings	(32,845)	(10,924)
Amortization of low-income housing tax credit investments	42,249	36,295
Reduction of right-of-use lease assets	16,522	15,340
Loss on sale of investment securities, net	59,741	16,795
Originations of loans held for sale	(31,259)	(8,301)
Proceeds from sale of loans held for sale	5,770	8,660
Net (gain) on sale of mortgage servicing rights	(11,655)	—
(Increase) in cash surrender value of life insurance policies	(12,305)	(13,021)
Other operating activities, net	(18,621)	(3,047)
Net decrease in derivative contract assets and liabilities	39,768	22,238
Net decrease (increase) in accrued interest receivable and other assets	241,426	(132,297)
Net (decrease) in accrued expenses and other liabilities	(405,186)	(68,880)
Net cash provided by operating activities	467,672	463,662
Investing Activities:
Purchases of available-for-sale securities	(654,675)	(569,053)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	425,929	238,089
Proceeds from sale of available-for-sale securities	1,253,332	398,296
Purchases of held-to-maturity securities	(1,732,829)	(599,387)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	189,273	221,643
Net (increase) decrease in Federal Home Loan Bank and Federal Reserve Bank stock	(21,381)	37,932
Alternative investments (capital calls), net of distributions	(8,533)	(8,724)
Net (increase) in loans	(1,223,546)	(2,316,751)
Proceeds from sale of loans not originated for sale	92,664	441,129
Proceeds from sale of mortgage servicing rights	18,310	—
Proceeds from sale of foreclosed properties and repossessed assets	1,490	2,755
Proceeds from sale of property and equipment	3,820	—
Additions to property and equipment	(13,483)	(19,661)
Proceeds from life insurance policies	12,541	—
Net cash paid for acquisition of Ametros	(359,460)	—
Net cash paid for acquisition of interLINK	—	(157,646)
Net cash (used for) investing activities	(2,016,548)	(2,331,378)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2024	2023
Financing Activities:
Net increase in deposits	1,502,372	4,683,761
Net increase (decrease) in Federal Home Loan Bank advances	449,825	(1,150,181)
Net (decrease) in securities sold under agreements to repurchase and other borrowings	(218,863)	(908,250)
Repayment of long-term debt	(132,550)	(16,752)
Payment of contingent consideration	(4,050)	—
Dividends paid to common stockholders	(137,654)	(140,040)
Dividends paid to preferred stockholders	(8,325)	(8,325)
Exercise of stock options	—	1,723
Common stock repurchase program	(65,402)	(58,000)
Common shares acquired related to stock compensation plan activity	(16,619)	(15,404)
Net cash provided by financing activities	1,368,734	2,388,532
Net (decrease) increase in cash and cash equivalents	(180,142)	520,816
Cash and cash equivalents, beginning of period	1,715,795	839,943
Cash and cash equivalents, end of period	$1,535,653	$1,360,759

Supplemental disclosure of cash flow information:
Interest paid	$811,338	$544,704
Income taxes paid	84,450	140,692
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$1,925	$2,958
Transfer of returned lease equipment to assets held for sale	2,316	—
Transfer of loans and leases to loans held for sale	333,483	449,673
Acquisition of Ametros:
Tangible assets acquired	256,957	—
Goodwill and other intangible assets	417,085	—
Liabilities assumed	299,507	—
Forgiveness of long-term debt	12,875	—
Pre-existing equity interest	2,200	—
Acquisition of interLINK:
Tangible assets acquired	—	6,417
Goodwill and other intangible assets	—	183,216
Liabilities assumed	—	15,948
Contingent consideration	—	16,039
Acquisition of Bend:
Tangible assets acquired	—	294
Goodwill and other intangible assets	—	(294)
Merger with Sterling:
Tangible assets acquired	—	17,607
Goodwill and other intangible assets	—	(25,561)
Liabilities assumed	—	(7,954)
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Basis of Presentation and Accounting Standards Updates
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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

(In thousands)	Fair Value
Purchase price consideration	$378,424
Assets:
Cash and due from banks	310
Premises and equipment	1,078
Other intangible assets	188,900
Deferred tax assets, net	(35,889)
Other assets:
Funds held in escrow	288,167
Accounts receivable	2,435
Prepaid expenses	1,166
Total other assets	291,768
Total assets acquired	$446,167
Liabilities:
Interest-bearing deposits (1)	(20,622)
Other liabilities:
Accounts payable	684
Accrued expenses	4,270
Deferred revenue	20,391
Members’ funds	288,167
Operating lease liabilities	838
Total other liabilities	314,350
Total liabilities assumed	$293,728
Net assets acquired	152,439
Pre-existing equity interest (2)	$2,200
Goodwill	$228,185
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
The $228.2 million of preliminary goodwill is not deductible for tax purposes. Information regarding the allocation of goodwill to the Company’s reportable segments can be found within Note 14: Segment Reporting.
The Company considers its valuations of other intangible assets, deferred taxes, and certain other assets and other liabilities to be provisional, as management continues to identify and assess information regarding the nature of these assets acquired and liabilities assumed, including extended information gathering and management review procedures. Although the Company believes that the information available as of June 30, 2024, provides a reasonable basis for estimating fair value, it is possible that additional information becomes available during the one-year measurement period following the close of the acquisition, which could result in changes to the fair values presented.
The results of operations related to the acquired Ametros business are included in the Company’s Condensed Consolidated Statements of Income subsequent to the acquisition date, and were not material for the three and six months ended June 30, 2024.

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
Held-for-Sale Payroll Finance and Factored Receivables Loan Portfolios
In March 2024, the Company initiated a plan to actively sell its payroll finance and factored receivables loan portfolios, along with the related customer relationship intangible assets. The decision to sell was a direct result of the Company’s continuous reassessment of its strategic model in an effort to identify opportunities to improve its core financial products and services. The Company expects to complete the sales of these portfolios in either the third or fourth quarter of 2024.
At June 30, 2024, the portfolios held-for-sale comprised $165.1 million of payroll finance loans and $48.5 million of factored receivables loans, which are included in Loans held for sale on the Condensed Consolidated Balance Sheets. The net carrying amounts of the related customer relationship intangible assets were $29.9 million and $19.8 million, respectively. These assets are included in Commercial Banking for segment reporting purposes.
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

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	At June 30, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Government agency debentures	$302,309	$—	$(38,957)	$263,352
Municipal bonds and notes	229,047	6	(20,697)	208,356
Agency CMO	48,085	—	(4,139)	43,946
Agency MBS	3,761,345	12,601	(290,582)	3,483,364
Agency CMBS	2,786,802	5,722	(339,543)	2,452,981
CMBS	707,587	65	(16,816)	690,836
Corporate debt	690,652	311	(74,272)	616,691
Private label MBS	45,387	—	(5,070)	40,317
Other	9,842	—	(811)	9,031
Total available-for-sale	$8,581,056	$18,705	$(790,887)	$7,808,874

	At December 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Government agency debentures	$302,212	$—	$(37,579)	$264,633
Municipal bonds and notes	1,626,126	8	(52,901)	1,573,233
Agency CMO	52,994	—	(4,053)	48,941
Agency MBS	3,568,140	32,461	(253,503)	3,347,098
Agency CMBS	2,569,438	18,204	(299,571)	2,288,071
CMBS	788,478	—	(24,729)	763,749
Corporate debt	704,569	—	(82,414)	622,155
Private label MBS	46,635	—	(3,827)	42,808
Other	9,830	—	(789)	9,041
Total available-for-sale	$9,668,422	$50,673	$(759,366)	$8,959,729
(1)Accrued interest receivable on available-for-sale securities of $30.1 million and $42.5 million at June 30, 2024, and December 31, 2023, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	At June 30, 2024
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$263,352	$(38,957)	19	$263,352	$(38,957)
Municipal bonds and notes	1,210	(11)	201,194	(20,686)	148	202,404	(20,697)
Agency CMO	—	—	43,946	(4,139)	35	43,946	(4,139)
Agency MBS	756,719	(4,074)	1,862,791	(286,508)	465	2,619,510	(290,582)
Agency CMBS	213,171	(4,050)	1,660,715	(335,493)	151	1,873,886	(339,543)
CMBS	34,938	(44)	635,076	(16,772)	40	670,014	(16,816)
Corporate debt	—	—	607,069	(74,272)	87	607,069	(74,272)
Private label MBS	—	—	40,317	(5,070)	3	40,317	(5,070)
Other	—	—	9,031	(811)	2	9,031	(811)
Total	$1,006,038	$(8,179)	$5,323,491	$(782,708)	950	$6,329,529	$(790,887)

	At December 31, 2023
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$264,633	$(37,579)	19	$264,633	$(37,579)
Municipal bonds and notes	18,066	(124)	1,536,656	(52,777)	386	1,554,722	(52,901)
Agency CMO	—	—	48,941	(4,053)	36	48,941	(4,053)
Agency MBS	71,187	(272)	1,945,221	(253,231)	457	2,016,408	(253,503)
Agency CMBS	430,070	(16,137)	1,314,681	(283,434)	145	1,744,751	(299,571)
CMBS	43,844	(856)	719,905	(23,873)	42	763,749	(24,729)
Corporate debt	4,278	(27)	617,877	(82,387)	91	622,155	(82,414)
Private label MBS	—	—	42,808	(3,827)	3	42,808	(3,827)
Other	—	—	9,041	(789)	2	9,041	(789)
Total	$567,445	$(17,416)	$6,499,763	$(741,950)	1,181	$7,067,208	$(759,366)
The $31.5 million increase in gross unrealized losses from December 31, 2023, to June 30, 2024, is primarily due to higher interest rates. The Company assesses each available-for-sale security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis is a result of a credit loss or other factors. At both June 30, 2024, and December 31, 2023, no ACL was recorded on available-for-sale securities as each of the securities in the Company’s portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.
As of June 30, 2024, based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities with unrealized loss positions through the anticipated recovery period. The issuers of these available-for-sale securities have not, to the Company’s knowledge, established any cause for default. Market prices are expected to approach par as the securities approach maturity.
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	At June 30, 2024
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$48,218	$47,515
After 1 year through 5 years	498,904	468,047
After 5 through 10 years	700,886	622,954
After 10 years	7,333,048	6,670,358
Total available-for-sale	$8,581,056	$7,808,874
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to repay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
The following table summarizes information related to sales of available-for-sales securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Proceeds from sales	$921,642	$2,937	$1,253,332	$398,295

Gross realized gains	$—	$—	$2,240	$—
Gross realized losses (1)	(49,915)	(48)	(64,551)	(20,531)
(1)During the six months ended June 30, 2024, and 2023, $2.6 million and $3.8 million, respectively, of the gross realized losses were attributed to a decline in credit quality. As such, these amounts have been included in the Provision for credit losses on the accompanying Condensed Consolidated Statements of Income. The $59.7 million and $16.8 million included in non-interest income for the six months ended June 30, 2024, and 2023, respectively, reflect the amounts that were not attributed to a decline in credit quality. There were no gross realized losses included in the Provision for credit losses during the three months ended June 30, 2024, and 2023.

Other Information
The following table summarizes the carrying value of available-for-sale securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At June 30, 2024	At December 31, 2023
Pledged for deposits	$1,712,786	$2,102,115
Pledged for borrowings and other	5,451,933	6,111,430
Total available-for-sale securities pledged	$7,164,719	$8,213,545
At June 30, 2024, the Company had callable available-for-sale securities with an aggregate carrying value of $1.6 billion.
Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	At June 30, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$21,573	$—	$(1,923)	$19,650	$—	$21,573
Agency MBS	3,251,638	1,463	(338,948)	2,914,153	—	3,251,638
Agency CMBS	4,370,621	11,290	(588,644)	3,793,267	—	4,370,621
Municipal bonds and notes	908,985	404	(42,635)	866,754	182	908,803
CMBS	85,019	—	(5,549)	79,470	—	85,019
Total held-to-maturity	$8,637,836	$13,157	$(977,699)	$7,673,294	$182	$8,637,654

	At December 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$23,470	$—	$(1,728)	$21,742	$—	$23,470
Agency MBS	2,409,521	1,141	(284,776)	2,125,886	—	2,409,521
Agency CMBS	3,625,627	18,586	(514,534)	3,129,679	—	3,625,627
Municipal bonds and notes	916,104	2,440	(24,877)	893,667	209	915,895
CMBS	100,075	—	(6,426)	93,649	—	100,075
Total held-to-maturity	$7,074,797	$22,167	$(832,341)	$6,264,623	$209	$7,074,588
(1)Accrued interest receivable on held-to-maturity securities of $31.2 million and $24.9 million at June 30, 2024, and December 31, 2023, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
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
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Balance, beginning of period	$184	$282	$209	$182
(Benefit) provision for credit losses	(2)	(66)	(27)	34
Balance, end of period	$182	$216	$182	$216

Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	At June 30, 2024
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$31,686	$31,623
After 1 year through 5 years	130,201	121,521
After 5 through 10 years	278,351	266,657
After 10 years	8,197,598	7,253,493
Total held-to-maturity	$8,637,836	$7,673,294
Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by Standard & Poor’s Rating Services, Moody’s Investor Services, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade held-to-maturity securities at either June 30, 2024, or December 31, 2023. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	At June 30, 2024
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A3	Not Rated
Agency CMO	$—	$21,573	$—	$—	$—	$—	$—
Agency MBS	—	3,251,638	—	—	—	—	—
Agency CMBS	—	4,370,621	—	—	—	—	—
Municipal bonds and notes	332,459	162,267	252,460	110,964	32,363	4,165	14,307
CMBS	85,019	—	—	—	—	—	—
Total held-to-maturity	$417,478	$7,806,099	$252,460	$110,964	$32,363	$4,165	$14,307

	At December 31, 2023
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A3	Not Rated
Agency CMO	$—	$23,470	$—	$—	$—	$—	$—
Agency MBS	—	2,409,521	—	—	—	—	—
Agency CMBS	—	3,625,627	—	—	—	—	—
Municipal bonds and notes	333,479	162,615	253,671	115,404	32,732	4,165	14,038
CMBS	100,075	—	—	—	—	—	—
Total held-to-maturity	$433,554	$6,221,233	$253,671	$115,404	$32,732	$4,165	$14,038
At both June 30, 2024, and December 31, 2023, there were no held-to-maturity securities past due under the terms of their agreements nor in non-accrual status.
Other Information
The following table summarizes the carrying value of held-to-maturity securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At June 30, 2024	At December 31, 2023
Pledged for deposits	$2,021,068	$1,212,824
Pledged for borrowings and other	6,138,278	5,582,379
Total held-to-maturity securities pledged	$8,159,346	$6,795,203
At June 30, 2024, the Company had callable held-to-maturity securities with an aggregate carrying value of $0.9 billion.

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	At June 30, 2024	At December 31, 2023
Commercial non-mortgage	$16,740,182	$16,885,475
Asset-based	1,470,675	1,557,841
Commercial real estate	14,201,265	13,569,762
Multi-family	8,076,548	7,587,970
Equipment financing	1,281,576	1,328,786
Commercial portfolio	41,770,246	40,929,834
Residential	8,284,297	8,227,923
Home equity	1,463,936	1,516,955
Other consumer	54,986	51,340
Consumer portfolio	9,803,219	9,796,218
Loans and leases	$51,573,465	$50,726,052
The carrying amount of loans and leases at June 30, 2024, and December 31, 2023, includes net unamortized
(discounts)/premiums and net unamortized deferred (fees)/costs totaling $(26.3) million and $(33.8) million, respectively. Accrued interest receivable of $280.1 million and $270.4 million at June 30, 2024, and December 31, 2023, respectively, is excluded from the carrying amount of loans and leases and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
At June 30, 2024, the Company had pledged $18.0 billion and $1.5 billion of eligible loans as collateral to support borrowing capacity at the FHLB and FRB, respectively.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	At June 30, 2024
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage (1)	$129,716	$562	$8	$197,931	$328,217	$16,411,965	$16,740,182
Asset-based	—	—	—	29,763	29,763	1,440,912	1,470,675
Commercial real estate	8,155	397	—	86,669	95,221	14,106,044	14,201,265
Multi-family	1,716	—	—	9,481	11,197	8,065,351	8,076,548
Equipment financing	3,622	774	1	11,606	16,003	1,265,573	1,281,576
Commercial portfolio	143,209	1,733	9	335,450	480,401	41,289,845	41,770,246
Residential	7,758	5,245	—	11,617	24,620	8,259,677	8,284,297
Home equity	5,499	2,565	—	20,977	29,041	1,434,895	1,463,936
Other consumer	123	55	—	95	273	54,713	54,986
Consumer portfolio	13,380	7,865	—	32,689	53,934	9,749,285	9,803,219
Total	$156,589	$9,598	$9	$368,139	$534,335	$51,039,130	$51,573,465
(1)In July 2024, $117.9 million of the commercial non-mortgage loans and leases past due 30-59 days were paid current.

	At December 31, 2023
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$2,270	$890	$94	$122,855	$126,109	$16,759,366	$16,885,475
Asset-based	—	—	—	35,068	35,068	1,522,773	1,557,841
Commercial real estate	1,459	—	184	11,383	13,026	13,556,736	13,569,762
Multi-family	5,198	2,340	—	—	7,538	7,580,432	7,587,970
Equipment financing	3,966	8	—	9,828	13,802	1,314,984	1,328,786
Commercial portfolio	12,893	3,238	278	179,134	195,543	40,734,291	40,929,834
Residential	14,894	6,218	—	5,704	26,816	8,201,107	8,227,923
Home equity	5,676	3,285	—	23,545	32,506	1,484,449	1,516,955
Other consumer	410	94	—	142	646	50,694	51,340
Consumer portfolio	20,980	9,597	—	29,391	59,968	9,736,250	9,796,218
Total	$33,873	$12,835	$278	$208,525	$255,511	$50,470,541	$50,726,052

The following table provides additional information on non-accrual loans and leases:

	At June 30, 2024		At December 31, 2023
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$197,931	$11,209	$122,855	$20,066
Asset-based	29,763	1,080	35,068	1,330
Commercial real estate	86,669	28,540	11,383	2,681
Multi-family	9,481	—	—	—
Equipment financing	11,606	994	9,828	1,584
Commercial portfolio	335,450	41,823	179,134	25,661
Residential	11,617	4,238	5,704	856
Home equity	20,977	13,507	23,545	12,471
Other consumer	95	2	142	49
Consumer portfolio	32,689	17,747	29,391	13,376
Total	$368,139	$59,570	$208,525	$39,037
Additional interest income on non-accrual loans and leases that would have been recognized in the Condensed Consolidated Statements of Income had such loans and leases been current in accordance with their contractual terms was $10.1 million and $6.9 million for the three months ended June 30, 2024, and 2023, respectively, and $20.1 million and $12.4 million for the six months ended June 30, 2024, and 2023, respectively.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	At or for the three months ended June 30,
	2024			2023
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$589,109	$52,333	$641,442	$554,750	$59,164	$613,914
Provision (benefit)	65,607	(4,566)	61,041	38,824	(3,575)	35,249
Charge-offs	(33,356)	(1,418)	(34,774)	(21,945)	(1,085)	(23,030)
Recoveries	360	1,286	1,646	1,024	1,754	2,778
Balance, end of period	$621,720	$47,635	$669,355	$572,653	$56,258	$628,911

	At or for the six months ended June 30,
	2024			2023
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$577,663	$58,074	$635,737	$533,125	$61,616	$594,741
Adoption of ASU No. 2022-02	—	—	—	7,704	(1,831)	5,873
Provision (benefit)	114,961	(10,726)	104,235	77,581	(4,511)	73,070
Charge-offs	(71,817)	(2,748)	(74,565)	(48,355)	(2,183)	(50,538)
Recoveries	913	3,035	3,948	2,598	3,167	5,765
Balance, end of period	$621,720	$47,635	$669,355	$572,653	$56,258	$628,911
Individually evaluated for credit losses	66,943	649	67,592	46,215	7,513	53,728
Collectively evaluated for credit losses	$554,777	$46,986	$601,763	$526,438	$48,745	$575,183

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
To measure credit risk for the consumer portfolio, the most relevant credit characteristic is the FICO score, which is a widely used credit scoring system that ranges from 300 to 850. A lower FICO score is indicative of higher credit risk and a higher FICO score is indicative of lower credit risk. FICO scores are updated at least quarterly. The factors such as past due status, employment status, collateral, geography, loans discharged in bankruptcy, and the status of first lien position loans on second lien position loans, are also considered to be consumer portfolio credit quality indicators. For portfolio monitoring purposes, the Company estimates the current value of property secured as collateral for home equity and residential first mortgage lending products on an ongoing basis. The estimate is based on home price indices compiled by the S&P/Case-Shiller Home Price Indices. Real estate price data is applied to the loan portfolios taking into account the age of the most recent valuation and geographic area.

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At June 30, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$1,373,307	$2,256,596	$3,526,284	$1,177,093	$657,238	$1,348,327	$5,471,253	$15,810,098
Special mention	16,701	69,316	66,948	76,548	36,719	27,886	70,067	364,185
Substandard	1,334	149,174	155,268	54,922	25,146	50,148	129,889	565,881
Doubtful	—	—	—	1	—	17	—	18
Total commercial non-mortgage	1,391,342	2,475,086	3,748,500	1,308,564	719,103	1,426,378	5,671,209	16,740,182
Current period gross write-offs	—	5,072	23,729	10,543	1,610	2,662	752	44,368
Asset-based:
Risk rating:
Pass	7,457	21,050	—	—	—	4,728	1,256,151	1,289,386
Special mention	—	275	—	—	—	5,634	42,381	48,290
Substandard	—	—	—	—	—	1,740	131,259	132,999
Total asset-based	7,457	21,325	—	—	—	12,102	1,429,791	1,470,675
Current period gross write-offs	—	—	—	—	—	—	5,048	5,048
Commercial real estate:
Risk rating:
Pass	1,101,675	2,342,504	3,438,935	1,679,249	1,055,474	3,749,271	158,143	13,525,251
Special mention	—	13,527	40,407	35,838	59,723	118,753	6,322	274,570
Substandard	—	31,038	10,464	25,158	80,813	252,760	1,211	401,444
Total commercial real estate	1,101,675	2,387,069	3,489,806	1,740,245	1,196,010	4,120,784	165,676	14,201,265
Current period gross write-offs	—	855	—	1,399	190	9,243	—	11,687
Multi-family:
Risk rating:
Pass	701,071	1,656,298	1,852,679	1,028,294	338,713	2,386,887	—	7,963,942
Special mention	—	—	—	20,539	37,592	795	—	58,926
Substandard	—	—	20,500	9,314	6,550	17,316	—	53,680
Total multi-family	701,071	1,656,298	1,873,179	1,058,147	382,855	2,404,998	—	8,076,548
Current period gross write-offs	—	—	—	—	—	7,345	—	7,345
Equipment financing:
Risk rating:
Pass	187,114	275,935	252,061	176,232	142,323	176,912	—	1,210,577
Special mention	49	12,079	6,478	8,692	445	971	—	28,714
Substandard	73	13,075	6,477	6,790	5,877	9,993	—	42,285
Total equipment financing	187,236	301,089	265,016	191,714	148,645	187,876	—	1,281,576
Current period gross write-offs	—	—	—	—	—	3,369	—	3,369
Total commercial portfolio	3,388,781	6,840,867	9,376,501	4,298,670	2,446,613	8,152,138	7,266,676	41,770,246
Current period gross write-offs	$—	$5,927	$23,729	$11,942	$1,800	$22,619	$5,800	$71,817

	At December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$2,602,444	$4,089,327	$1,371,139	$711,362	$610,199	$952,097	$5,970,588	$16,307,156
Special mention	15,184	60,240	61,235	33,111	—	720	48,561	219,051
Substandard	48,849	104,087	23,258	28,222	44,612	30,426	79,778	359,232
Doubtful	—	8	—	—	3	25	—	36
Total commercial non-mortgage	2,666,477	4,253,662	1,455,632	772,695	654,814	983,268	6,098,927	16,885,475
Current period gross write-offs	325	7,637	1,775	512	969	4,391	—	15,609
Asset-based:
Pass	23,007	—	—	—	3,280	34,999	1,333,271	1,394,557
Special mention	651	763	—	—	3,676	—	29,610	34,700
Substandard	—	—	—	—	1,330	—	127,254	128,584
Total asset-based	23,658	763	—	—	8,286	34,999	1,490,135	1,557,841
Current period gross write-offs	—	—	—	—	13,189	3,900	—	17,089
Commercial real estate:
Pass	2,265,428	3,502,425	1,831,005	1,195,732	1,193,642	3,112,770	176,668	13,277,670
Special mention	850	4,675	14,463	31,405	23,443	37,688	1,210	113,734
Substandard	25,802	16,179	9,545	15,418	58,602	52,812	—	178,358
Total commercial real estate	2,292,080	3,523,279	1,855,013	1,242,555	1,275,687	3,203,270	177,878	13,569,762
Current period gross write-offs	4,632	—	12,617	3,813	2,754	38,569	—	62,385
Multi-family:
Pass	1,597,599	1,934,100	1,041,416	442,888	595,676	1,920,618	—	7,532,297
Special mention	—	—	—	—	260	35,942	—	36,202
Substandard	—	—	—	364	11,563	7,544	—	19,471
Total multi-family	1,597,599	1,934,100	1,041,416	443,252	607,499	1,964,104	—	7,587,970
Current period gross write-offs	—	—	—	—	—	3,447	—	3,447
Equipment financing:
Pass	335,874	297,186	232,304	176,061	183,679	69,927	—	1,295,031
Special mention	—	—	116	—	90	—	—	206
Substandard	—	9,144	8,064	6,600	4,285	5,456	—	33,549
Total equipment financing	335,874	306,330	240,484	182,661	188,054	75,383	—	1,328,786
Current period gross write-offs	—	—	—	2,633	3,304	42	—	5,979
Total commercial portfolio	6,915,688	10,018,134	4,592,545	2,641,163	2,734,340	6,261,024	7,766,940	40,929,834
Current period gross write-offs	$4,957	$7,637	$14,392	$6,958	$20,216	$50,349	$—	$104,509

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At June 30, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$87,264	$308,217	$882,024	$1,120,587	$442,939	$1,009,541	$—	$3,850,572
740-799	205,096	291,057	650,342	713,949	269,241	671,035	—	2,800,720
670-739	52,881	134,278	314,638	248,822	78,493	500,155	—	1,329,267
580-669	2,711	12,011	46,490	46,386	14,674	101,053	—	223,325
579 and below	28	1,569	9,212	15,067	774	53,763	—	80,413
Total residential	347,980	747,132	1,902,706	2,144,811	806,121	2,335,547	—	8,284,297
Current period gross write-offs	—	—	—	—	—	106	—	106
Home equity:
Risk rating:
800+	4,418	28,287	26,158	33,907	24,423	59,882	380,335	557,410
740-799	7,183	21,680	19,373	26,419	12,664	35,238	331,358	453,915
670-739	4,521	14,946	15,332	13,061	5,675	32,112	241,929	327,576
580-669	596	2,828	2,234	2,660	1,479	10,523	67,145	87,465
579 and below	—	463	1,967	801	227	4,519	29,593	37,570
Total home equity	16,718	68,204	65,064	76,848	44,468	142,274	1,050,360	1,463,936
Current period gross write-offs	—	—	—	—	—	143	163	306
Other consumer:
Risk rating:
800+	130	410	287	1,829	140	390	32,406	35,592
740-799	107	872	446	428	395	605	7,131	9,984
670-739	720	556	515	272	545	476	3,818	6,902
580-669	60	106	97	84	71	149	1,053	1,620
579 and below	—	118	101	40	17	34	578	888
Total other consumer	1,017	2,062	1,446	2,653	1,168	1,654	44,986	54,986
Current period gross write-offs	1,976	—	15	18	64	134	129	2,336
Total consumer portfolio	365,715	817,398	1,969,216	2,224,312	851,757	2,479,475	1,095,346	9,803,219
Current period gross write-offs	$1,976	$—	$15	$18	$64	$383	$292	$2,748

	At December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$214,446	$847,009	$1,096,109	$451,307	$141,919	$910,117	$—	$3,660,907
740-799	363,696	703,568	755,750	279,946	112,303	633,578	—	2,848,841
670-739	137,460	293,699	292,255	95,838	48,412	346,663	—	1,214,327
580-669	20,208	52,962	45,770	14,840	10,492	106,497	—	250,769
579 and below	6,909	52,690	11,749	1,345	128,714	51,672	—	253,079
Total residential	742,719	1,949,928	2,201,633	843,276	441,840	2,048,527	—	8,227,923
Current period gross write-offs	—	—	387	—	153	4,630	—	5,170
Home equity:
Risk rating:
800+	27,047	27,439	35,927	25,586	8,110	56,062	391,616	571,787
740-799	24,772	20,069	27,147	13,888	5,158	34,190	355,926	481,150
670-739	15,857	15,655	15,389	5,992	3,189	29,454	242,189	327,725
580-669	3,080	3,786	1,991	1,658	1,115	9,988	70,102	91,720
579 and below	696	1,109	1,079	576	552	6,319	34,242	44,573
Total home equity	71,452	68,058	81,533	47,700	18,124	136,013	1,094,075	1,516,955
Current period gross write-offs	—	4	81	—	104	3,114	—	3,303
Other consumer:
Risk rating:
800+	432	356	1,913	189	255	77	25,699	28,921
740-799	1,318	586	486	730	690	381	7,180	11,371
670-739	526	570	358	981	1,210	79	3,549	7,273
580-669	69	169	129	153	303	56	1,983	2,862
579 and below	125	97	61	11	28	1	590	913
Total other consumer	2,470	1,778	2,947	2,064	2,486	594	39,001	51,340
Current period gross write-offs	3,263	7	2	218	377	363	—	4,230
Total consumer portfolio	816,641	2,019,764	2,286,113	893,040	462,450	2,185,134	1,133,076	9,796,218
Current period gross write-offs	$3,263	$11	$470	$218	$634	$8,107	$—	$12,703
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
At June 30, 2024, and December 31, 2023, the carrying amount of collateral dependent loans was $77.5 million and $66.1 million, respectively, for commercial loans and leases, and $27.1 million and $22.7 million, respectively, for consumer loans. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At June 30, 2024, and December 31, 2023, the collateral value associated with collateral dependent loans and leases was $111.7 million and $93.7 million, respectively.

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
The following tables summarize the amortized cost basis at June 30, 2024, and 2023, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	For the three months ended June 30, 2024
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$—	$69,182	$61	$189	$69,432	0.4%
Asset-based	—	6,150	—	—	6,150	0.4
Commercial real estate	—	43,974	359	—	44,333	0.3
Home equity	—	45	—	56	101	—
Total (1)	$—	$119,351	$420	$245	$120,016	0.2%

	For the six months ended June 30, 2024
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$11	$86,150	$42,825	$1,267	$130,253	0.8%
Asset-based	—	7,817	—	—	7,817	0.5
Commercial real estate	—	44,474	359	—	44,833	0.3
Multi-family	—	9,481	—	—	9,481	0.1
Equipment financing	—	490	—	—	490	—
Residential	626	—	—	133	759	—
Home equity	—	45	—	121	166	—
Total (1)	$637	$148,457	$43,184	$1,521	$193,799	0.4%

	For the three months ended June 30, 2023
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension and Interest Rate Reduction	Combination -Term Extension and Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$13,025	$9,548	$336	$11,520	$34,429	0.2%
Commercial real estate	—	11,522	171	—	—	11,693	0.1
Equipment financing	—	—	1,408	—	—	1,408	0.1
Residential	—	1,159	1,606	—	—	2,765	—
Home equity	64	52	—	145	—	261	—
Total (1)	$64	$25,758	$12,733	$481	$11,520	$50,556	0.1%

	For the six months ended June 30, 2023
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension and Interest Rate Reduction	Combination -Term Extension and Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$39,502	$9,548	$336	$11,520	$60,906	0.4%
Commercial real estate	—	14,762	171	—	—	14,933	0.1
Equipment financing	—	—	1,408	—	—	1,408	0.1
Residential	—	1,159	1,606	—	—	2,765	—
Home equity	64	108	—	209	—	381	—
Total (1)	$64	$55,531	$12,733	$545	$11,520	$80,393	0.2%
(1)The total amortized cost excludes accrued interest receivable of $0.3 million and $0.2 million for the three months ended June 30, 2024, and 2023, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2024, and 2023, respectively.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended June 30, 2024
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.6 years
Asset-based	Extended term by a weighted average of 0.5 years
Commercial real estate	Extended term by a weighted average of 1.1 years

For the six months ended June 30, 2024
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.6 years
Asset-based	Extended term by a weighted average of 0.5 years
Commercial real estate	Extended term by a weighted average of 1.1 years
Multi-family	Extended term by a weighted average of 1.4 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 0.5 years

For the three months ended June 30, 2023
Financial Effect (1)
Interest Rate Reduction:
Home equity	Reduced weighted average interest rate by 0.5%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.8 years
Commercial real estate	Extended term by a weighted average of 1.0 year
Residential	Extended term by a weighted average of 1.4 years
Home equity	Extended term by a weighted average of 14.4 years
Payment Delay:
Commercial non-mortgage	Provided partial payment deferrals for a weighted average of 0.5 years
Commercial real estate	Provided payment deferrals for a weighted average of 0.3 years to be received at contractual maturity
Equipment financing	Provided partial payment deferrals for a weighted average of 0.5 years
Residential	Provided payment deferrals for a weighted average of 1.0 year
Combination - Term Extension and Interest Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 3.7 years and reduced weighted average interest rate by 1.3%
Home equity	Extended term by a weighted average of 16.0 years and reduced weighted average interest rate by 1.4%
Combination - Term Extension and Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 1.0 year and provided partial payment deferrals for a weighted average of 1.3 years

For the six months ended June 30, 2023
Financial Effect (1)
Interest Rate Reduction:
Home equity	Reduced weighted average interest rate by 0.5%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.9 years
Commercial real estate	Extended term by a weighted average of 1.3 years
Residential	Extended term by a weighted average of 1.4 years
Home equity	Extended term by a weighted average of 11.5 years
Payment Delay:
Commercial non-mortgage	Provided partial payment deferrals for a weighted average of 0.5 years
Commercial real estate	Provided payment deferrals for a weighted average of 0.3 years to be received at contractual maturity
Equipment financing	Provided partial payment deferrals for a weighted average of 0.5 years
Residential	Provided payment deferrals for a weighted average of 1.0 year
Combination - Term Extension and Interest Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 3.7 years and reduced weighted average interest rate by 1.3%
Home equity	Extended term by a weighted average of 12.7 years and reduced weighted average interest rate by 1.4%
Combination - Term Extension and Interest Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 1.0 year and provided payment deferrals for a weighted average of 1.3 years
(1)Certain disclosures related to financial effects of 2024 modifications do not include those deemed to be immaterial.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables summarize the aging of loans that had been modified in the twelve months preceding June 30, 2024, and in the six months ended June 30, 2023:

	At June 30, 2024
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$53,156	$1,375		$—	$120,775	$175,306
Asset-based	12,817	—	—	—	—	12,817
Commercial real estate	38,327	—	—	—	23,613	61,940
Multi-family	—	—		—	9,481	9,481
Equipment financing	196	—	—	—	581	777
Residential	268	—	—	—	626	894
Home equity	350	—	—	—	120	470
Total	$105,114	$1,375	$—	$—	$155,196	$261,685

	At June 30, 2023
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$25,006	$—	$—	$—	$35,900	$60,906
Commercial real estate	14,762	171	—	—	—	14,933
Equipment financing	1,408	—	—	—	—	1,408
Residential	—	—	—	—	2,765	2,765
Home equity	116	—	—	—	265	381
Total	$41,292	$171	$—	$—	$38,930	$80,393
Loans made to borrowers experiencing financial difficulty that were modified in the preceding twelve months and that had a payment default during the three months ended June 30, 2024, were not significant. There were $17.8 million of commercial non-mortgage loans made to borrowers experiencing financial difficulty that were modified in the form of term extensions in the preceding twelve months and that had a payment default during the six months ended June 30, 2024. These loans were re-modified during the three months ended June 30, 2024, again in the form of term extensions. Loans made to borrowers experiencing financial difficulty that were both modified and had a payment default during the three and six months ended June 30, 2023, were not significant.
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

Note 5: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	At June 30, 2024	At December 31, 2023
Balance, beginning of period	$2,631,465	$2,514,104
Ametros acquisition (1)	236,603	—
interLINK acquisition	—	143,216
Bend acquisition	—	(294)
Sterling merger	—	(25,561)
Balance, end of period	$2,868,068	$2,631,465
(1)Reflects the $228.2 million of preliminary goodwill recorded in connection with the Ametros acquisition in January 2024, and $8.4 million of other adjustments.
Information regarding goodwill by reportable segment can be found within Note 14: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	At June 30, 2024			At December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits (1)	$328,837	$65,249	$263,588	$146,037	$53,986	$92,051
Customer relationships	151,000	48,855	102,145	151,000	43,116	107,884
Non-competition agreement	4,000	1,200	2,800	4,000	800	3,200
Trade name (1)	6,100	508	5,592	—	—	—
Total other intangible assets	$489,937	$115,812	$374,125	$301,037	$97,902	$203,135
(1)The increase in the gross carrying amount is due to the Ametros acquisition in January 2024, which resulted in the identification and recognition of a $182.8 million core deposit intangible asset and a $6.1 million trade name.
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	At June 30, 2024 (1)
Remainder of 2024	$16,763
2025	31,094
2026	30,113
2027	29,558
2028	26,687
Thereafter	190,258
(1)As previously discussed in Note 2: Business Developments, during the first quarter of 2024, the Company initiated a plan to actively sell its payroll finance and factored receivables loan portfolios, along with the related customer relationship intangible assets. The $49.7 million aggregate net carrying amount of the related customer relationship intangible assets at June 30, 2024, has been excluded from the Company’s estimate of remaining future amortization expense.

Note 6: Deposits
The following table summarizes deposits by type:

(In thousands)	At June 30, 2024	At December 31, 2023
Non-interest-bearing:
Demand	$9,996,274	$10,732,516
Interest-bearing:
Health savings accounts	8,474,857	8,287,889
Checking	9,509,202	8,994,095
Money market	19,559,083	17,662,826
Savings	6,965,774	6,642,499
Time deposits	7,771,502	8,464,459
Total interest-bearing	$52,280,418	$50,051,768
Total deposits	$62,276,692	$60,784,284

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$2,631,223	$3,673,733
Aggregate amount of time deposit accounts that exceeded the FDIC limit	1,326,913	1,221,887
Demand deposit overdrafts reclassified as loan balances	11,978	10,432
(1)Excludes $6.9 billion and $5.7 billion of money market sweep deposits received through interLINK at June 30, 2024, and December 31, 2023, respectively.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	At June 30, 2024
Remainder of 2024	$6,844,296
2025	803,008
2026	59,346
2027	34,669
2028	20,433
Thereafter	9,750
Total time deposits	$7,771,502

Note 7: Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At June 30, 2024		At December 31, 2023
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$139,524	0.11%	$358,387	3.43%
Federal funds purchased	100,000	5.45	100,000	5.48
Securities sold under agreements to repurchase and other borrowings	$239,524	2.34%	$458,387	3.88%
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
The following table summarizes information for FHLB advances:

	At June 30, 2024		At December 31, 2023
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$2,800,000	5.50%	$2,350,000	5.53%
After 1 but within 2 years	—	—	—	—
After 2 but within 3 years	—	—	—	—
After 3 but within 4 years	448	1.36	235	—
After 4 but within 5 years	—	—	228	2.75
After 5 years	9,395	2.08	9,555	2.07
Total FHLB advances	$2,809,843	5.49%	$2,360,018	5.52%

Aggregate market value of assets pledged as collateral	$19,879,095		$20,734,035
Remaining borrowing capacity at FHLB	11,169,667		12,535,423
The Bank may borrow up to the amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential and commercial real estate loans, home equity lines of credit, CMBS, Agency MBS, Agency CMO, U.S. Treasury notes, and MBS. The Bank was in compliance with its FHLB collateral requirements at both June 30, 2024, and December 31, 2023.
The following table summarizes long-term debt:

(Dollars in thousands)		At June 30, 2024	At December 31, 2023
4.375%	Senior fixed-rate notes due February 15, 2024	$—	$132,550
4.100%	Senior fixed-rate notes due March 25, 2029 (2)	325,428	328,104
4.000%	Subordinated fixed-to-floating rate notes due December 30, 2029	274,000	274,000
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	225,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (3)		77,320	77,320
Total senior and subordinated debt		901,748	1,036,974
Discount on senior fixed-rate notes		(473)	(537)
Debt issuance cost on senior fixed-rate notes		(1,270)	(1,419)
Premium on subordinated fixed-to-floating rate notes		12,738	13,802
Long-term debt (1)		$912,743	$1,048,820
(1)The classification of debt as long-term is based on the initial term of greater than one year as of the date of issuance.
(2)The Company de-designated its fair value hedging relationship on these senior fixed-rate notes in 2020. A basis adjustment of $25.4 million and $28.1 million at June 30, 2024, and December 31, 2023, respectively, is included in the carrying value and is being amortized over the remaining life of the senior fixed-rate notes.
(3)The interest rate on the Webster Statutory Trust I floating-rate notes varies quarterly based on 3-month SOFR plus a credit spread adjustment plus a market spread of 2.95%, which yielded 8.55% at June 30, 2024, and 8.59% at December 31, 2023.

Note 8: Accumulated Other Comprehensive (Loss), Net of Tax
The following tables summarize the changes in each component of accumulated other comprehensive (loss), net of tax:

	Three months ended June 30, 2024				Six months ended June 30, 2024
(In thousands)	Investment Securities Available-for-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Investment Securities Available-for-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(553,721)	$(32,858)	$(29,522)	$(616,101)	$(517,450)	$(2,869)	$(30,252)	$(550,571)
Other comprehensive (loss) before reclassifications	(46,481)	(1,768)	(858)	(49,107)	(91,873)	(32,059)	(607)	(124,539)
Amounts reclassified from accumulated other comprehensive (loss)	36,672	158	479	37,309	45,793	460	958	47,211
Other comprehensive (loss) income, net of tax	(9,809)	(1,610)	(379)	(11,798)	(46,080)	(31,599)	351	(77,328)
Balance, end of period	$(563,530)	$(34,468)	$(29,901)	$(627,899)	$(563,530)	$(34,468)	$(29,901)	$(627,899)

	Three months ended June 30, 2023				Six months ended June 30, 2023
(In thousands)	Investment Securities Available-for-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Investment Securities Available-for-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(559,542)	$12,500	$(40,978)	$(588,020)	$(631,160)	$(8,874)	$(44,926)	$(684,960)
Other comprehensive (loss) income before reclassifications	(85,072)	(48,123)	—	(133,195)	(28,437)	(27,341)	3,553	(52,225)
Amounts reclassified from accumulated other comprehensive (loss) income	35	600	1,757	2,392	15,018	1,192	2,152	18,362
Other comprehensive (loss) income, net of tax	(85,037)	(47,523)	1,757	(130,803)	(13,419)	(26,149)	5,705	(33,863)
Balance, end of period	$(644,579)	$(35,023)	$(39,221)	$(718,823)	$(644,579)	$(35,023)	$(39,221)	$(718,823)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss):

Accumulated Other Comprehensive (Loss) Components	Three months ended		Six months ended		Associated Line Item on the Condensed Consolidated Statements of Income
	June 30,		June 30,
	2024	2023	2024	2023
(In thousands)
Investment securities available-for-sale:
Net unrealized holding (losses)	$(49,915)	$(48)	$(62,311)	$(20,531)	(Loss) on sale of investment securities, net (1)
Tax benefit	13,243	13	16,518	5,513	Income tax expense
Net of tax	$(36,672)	$(35)	$(45,793)	$(15,018)
Derivative instruments:
Hedge terminations	$—	$(99)	$(34)	$(175)	Interest expense
Premium amortization	(217)	(724)	(489)	(1,460)	Interest income
Tax benefit	59	223	63	443	Income tax expense
Net of tax	$(158)	$(600)	$(460)	$(1,192)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(658)	$(2,410)	$(1,315)	$(2,952)	Other expense
Tax benefit	179	653	357	800	Income tax expense
Net of tax	$(479)	$(1,757)	$(958)	$(2,152)
(1)Net realized losses on sale of investment securities available-for-sale are generally included as a component of non-interest income, unless any portion or all of the loss is attributed to a decline in credit quality, in which the amount realized is then included in the Provision for credit losses. Net losses realized on sale of investment securities available-for-sale of $2.6 million and $3.8 million, during the six months ended June 30, 2024, and 2023, respectively, were included in the Provision for credit losses. There were no net losses realized on the sale of investment securities available-for-sale during the three months ended June 30, 2024, and 2023, that were included in the Provision for credit losses.

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
At June 30, 2024, and December 31, 2023, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to period end that would change this designation.
The following tables provides information on the capital ratios for the Holding Company and the Bank:

	At June 30, 2024
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,005,848	10.59%	$2,551,100	4.5%	$3,684,922	6.5%
Tier 1 Risk-Based Capital	6,289,827	11.09	3,401,466	6.0	4,535,288	8.0
Total Risk-Based Capital	7,529,337	13.28	4,535,288	8.0	5,669,110	10.0
Tier 1 Leverage Capital	6,289,827	8.54	2,944,703	4.0	3,680,878	5.0
Webster Bank
CET1 Risk-Based Capital	$6,674,116	11.79%	$2,546,533	4.5%	$3,678,326	6.5%
Tier 1 Risk-Based Capital	6,674,116	11.79	3,395,378	6.0	4,527,170	8.0
Total Risk-Based Capital	7,324,568	12.94	4,527,170	8.0	5,658,963	10.0
Tier 1 Leverage Capital	6,674,116	9.07	2,941,893	4.0	3,677,366	5.0

	At December 31, 2023
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,188,433	11.11%	$2,507,190	4.5%	$3,621,497	6.5%
Tier 1 Risk-Based Capital	6,472,412	11.62	3,342,920	6.0	4,457,227	8.0
Total Risk-Based Capital	7,643,423	13.72	4,457,227	8.0	5,571,534	10.0
Tier 1 Leverage Capital	6,472,412	9.06	2,857,890	4.0	3,572,362	5.0
Webster Bank
CET1 Risk-Based Capital	$6,913,443	12.43%	$2,502,835	4.5%	$3,615,206	6.5%
Tier 1 Risk-Based Capital	6,913,443	12.43	3,337,113	6.0	4,449,484	8.0
Total Risk-Based Capital	7,494,332	13.47	4,449,484	8.0	5,561,855	10.0
Tier 1 Leverage Capital	6,913,443	9.69	2,855,212	4.0	3,569,015	5.0
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
The Bank paid the Holding Company $125.0 million and $300.0 million in dividends for the three and six months ended June 30, 2024, respectively, and $100.0 million and $250.0 million for the three and six months ended June 30, 2023, respectively, for which no express approval from the OCC was required.
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
The Rabbi Trusts’ assets are included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. Investment earnings and any changes in fair value are included in Other income on the accompanying Condensed Consolidated Statements of Income. Additional information regarding the Rabbi Trusts’ investments can be found within Note 13: Fair Value Measurements.
Non-Consolidated
Low Income Housing Tax Credit Investments. The Company makes non-marketable equity investments in entities that sponsor affordable housing and other community development projects that qualify for the LIHTC Program pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is not only to assist the Bank in meeting its responsibilities under the CRA, but also to provide a return, primarily through the realization of tax benefits. While the Company’s investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as the Company is not the primary beneficiary. The Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The Company applies the proportional amortization method to subsequently measure its investments in qualified affordable housing projects.
The following table summarizes the Company’s LIHTC investments and related unfunded commitments:

(In thousands)	At June 30, 2024	At December 31, 2023
Gross investment in LIHTC investments	$1,347,233	$1,135,192
Accumulated amortization	(183,448)	(141,199)
Net investment in LIHTC investments	$1,163,785	$993,993

Unfunded commitments for LIHTC investments	$718,181	$549,258
The aggregate carrying value of the Company’s LIHTC investments and the related unfunded commitments are included in Accrued interest receivable and other assets and Accrued expenses and other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss related to its LIHTC investments is generally the aggregate carrying value as of each reporting date. However, income tax credits recognized related to these investments are subject to recapture by taxing authorities for up to a period of 15 years based on compliance provisions that are required to be met at the project level. During the six months ended June 30, 2024, and 2023, there were $212.0 million and $68.2 million of net commitments approved to fund LIHTC investments, respectively.
The following table summarizes the amount of income tax credits and other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, which are recognized as a component of income tax expense (benefit):

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Income tax credits and other income tax benefits from LIHTC investments	$(27,182)	$(22,295)	$(55,206)	$(44,193)
Investment amortization from LIHTC investments	21,836	14,817	42,249	36,295
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
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the underlying equity is distributed as the investment is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company’s other non-marketable investments was $201.1 million and $190.1 million at June 30, 2024, and December 31, 2023, respectively, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $310.8 million and $307.2 million, respectively. Additional information regarding the fair value of other non-marketable investments can be found within
Note 13: Fair Value Measurements.

Note 11: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income	$181,633	$234,968	$397,956	$455,972
Less: Preferred stock dividends	4,162	4,162	8,325	8,325
Net income available to common stockholders	177,471	230,806	389,631	447,647
Less: Earnings allocated to participating securities	1,977	2,235	4,090	4,073
Earnings applicable to common stockholders	$175,494	$228,571	$385,541	$443,574

Weighted-average common shares outstanding - basic	169,675	172,739	170,061	172,752
Add: Effect of dilutive stock options and restricted stock	262	64	290	87
Weighted-average common shares outstanding - diluted	169,937	172,803	170,351	172,839

Basic earnings per common share	$1.03	$1.32	$2.27	$2.57
Diluted earnings per common share	1.03	1.32	2.26	2.57
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
Potential common shares from performance-based restricted stock that were not included in the computation of dilutive earnings per common share because they were anti-dilutive under the treasury stock method were 80,115 and zero for the three and six months ended June 30, 2024, respectively, and 263,674 and 174,840 for the three and six months ended June 30, 2023, respectively.

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
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	At June 30, 2024
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$250,000	$96	$5,000,000	$46,624
Not designated as hedging instruments:
Interest rate derivatives (1)	8,615,777	356,020	8,624,994	355,871
Mortgage banking derivatives (2)	1,198	7	—	—
Other (3)	347,846	537	796,934	157
Total not designated as hedging instruments	8,964,821	356,564	9,421,928	356,028
Gross derivative instruments, before netting	$9,214,821	356,660	$14,421,928	402,652
Less: Master netting agreements		62,043		62,043
Cash collateral received/paid		273,241		—
Total derivative instruments, after netting		$21,376		$340,609

	At December 31, 2023
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$2,750,000	$11,140	$2,700,000	$13,679
Not designated as hedging instruments:
Interest rate derivatives (1)	8,284,356	319,122	8,272,197	321,064
Mortgage banking derivatives (2)	2,798	37	—	—
Other (3)	340,553	337	731,055	1,067
Total not designated as hedging instruments	8,627,707	319,496	9,003,252	322,131
Gross derivative instruments, before netting	$11,377,707	330,636	$11,703,252	335,810
Less: Master netting agreements		55,949		55,949
Cash collateral received/paid		232,190		—
Total derivative instruments, after netting		$42,497		$279,861
(1)Balances related to clearing houses are presented as a single unit of account. In accordance with their rule books, clearing houses legally characterize variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through clearing houses included $84.7 million and $113.8 million for asset derivatives at June 30, 2024, and December 31, 2023, respectively. The related fair values approximated zero. There were no interest rate swaps cleared through clearing houses for liability derivatives at both June 30, 2024, and December 31, 2023.
(2)Notional amounts related to residential loans excluded approved floating rate commitments of $2.5 million and $1.0 million at June 30, 2024, and December 31, 2023, respectively.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements included $295.5 million and $299.2 million for asset derivatives and $760.4 million and $682.9 million for liability derivatives at June 30, 2024, and December 31, 2023, respectively, which had insignificant related fair values.

The following tables represent the off-setting derivative financial instruments that are subject to matter netting agreements:

	At June 30, 2024
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Paid	Net Amount Presented
Asset derivatives	$341,519	$62,043	$273,241	$6,235
Liability derivatives	62,043	62,043	—	—

	At December 31, 2023
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Paid	Net Amount Presented
Asset derivatives	$289,778	$55,949	$232,190	$1,639
Liability derivatives	55,949	55,949	—	—
Derivative Activity
The following table summarizes the income statement effect of derivatives designated as hedging instruments:

	Recognized In	Three months ended June 30,		Six months ended June 30,
(In thousands)	Net Interest Income	2024	2023	2024	2023
Fair value hedges:
Interest rate derivatives	Deposits interest expense	$—	$10,928	$(1,320)	$693
Hedged item	Deposits interest expense	—	(10,152)	—	275
Net recognized on fair value hedges (1)		$—	$(776)	$1,320	$(968)
Cash flow hedges:
Interest rate derivatives	Long-term debt interest expense	$—	$99	$34	$175
Interest rate derivatives	Interest and fees on loans and leases	(11,847)	(724)	(22,611)	(1,460)
Net recognized on cash flow hedges		$(11,847)	$(823)	$(22,645)	$(1,635)
(1)The Company de-designated its fair value hedging relationship on $400.0 million of deposits, which pertained to a portion of Ametros’ member deposits, in 2023. The $1.3 million basis adjustment included in the carrying amount of deposits at December 31, 2023, was amortized into interest expense in January 2024 upon the acquisition of Ametros.
Time-value premiums, which are amortized on a straight-line basis, are excluded from the assessment of hedge effectiveness for purchased options designated as cash flow hedges. The remaining unamortized balance of time-value premiums at June 30, 2024, is insignificant. Over the next twelve months, an estimated $30.3 million decrease to interest income will be reclassified from (AOCL) relating to cash flow hedge gain/loss. The maximum length of time over which forecasted transactions are hedged is 2.8 years. Additional information regarding cash flow hedge activity impacting (AOCL) and the related amounts reclassified to net income can be found within Note 8: Accumulated Other Comprehensive (Loss), Net of Tax.
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Three months ended June 30,		Six months ended June 30,
(In thousands)	Non-interest Income	2024	2023	2024	2023
Interest rate derivatives	Other income	$(1,734)	$(194)	$(444)	$(3,881)
Mortgage banking derivatives	Mortgage banking activities	(8)	(12)	(30)	(28)
Other	Other income	659	(921)	1,936	(1,656)
Total not designated as hedging instruments		$(1,083)	$(1,127)	$1,462	$(5,565)

Derivative Exposure. At June 30, 2024, the Company had $1.9 million in initial margin posted at clearing houses, and $273.4 million of cash collateral received included in Cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. The current net credit exposure relating to derivative contracts with customers was $15.1 million at June 30, 2024. In addition, the Company also monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to derivative contracts with customers was $113.0 million at June 30, 2024. The Company has incorporated a credit valuation adjustment (contra-liability) to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $7.5 million and $6.2 million at June 30, 2024, and December 31, 2023, respectively. Various factors impact changes in the valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Securities. When unadjusted quoted prices are available in an active market, the Company classifies its available-for-sale investment securities within Level 1 of the fair value hierarchy. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service’s results and has a process in place to challenge their valuations and methodologies. Government agency debentures, Municipal bonds and notes, Agency CMO, Agency MBS, Agency CMBS, CMBS, Corporate debt, Private label MBS, and Other available-for-sale securities are classified within Level 2 of the fair value hierarchy.
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
The following table compares the fair value to the UPB of originated loans held for sale:

	At June 30, 2024			At December 31, 2023
(In thousands)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Originated loans held for sale	$520	$513	$7	$2,610	$2,658	$(48)

Rabbi Trust Investments. Investments held in each of the Company’s Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. Accordingly, the Rabbi Trusts’ investments are classified within Level 1 of the fair value hierarchy. At both June 30, 2024, and December 31, 2023, the total cost basis of the investments held in the Rabbi Trusts was $9.2 million.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At June 30, 2024, and December 31, 2023, equity investments with a readily determinable fair value had a total carrying amount of zero and $0.9 million, respectively, with no remaining unfunded commitment. During the three and six months ended June 30, 2024, there were total write-ups in fair value of zero and $0.3 million, respectively, associated with these alternative investments.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company’s alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At June 30, 2024, and December 31, 2023, these alternative investments had a total carrying amount of $39.9 million and $35.9 million, respectively, and a remaining unfunded commitment of $26.7 million and $29.8 million, respectively.
Contingent Consideration. The Company recorded contingent consideration at fair value related to two earn-out agreements associated with the acquisition of interLINK in January 2023. The terms of the purchase agreement specified that the seller would receive earn-outs based on the ability of the Company to: (i) re-sign the existing broker dealers under contract, and (ii) generate $2.5 billion in new broker dealer deposit programs within three years of the acquisition date. The estimated fair values of the contingent consideration liabilities are measured on a recurring basis and determined using an income approach considering management’s evaluation of the probability of achievement, forecasted achievement date (payment term), and a discount rate equivalent to the counterparty cost of debt. These significant inputs, which are the responsibility of management and calculated with the assistance of a third-party valuation specialist, are not observable, and accordingly, are classified within Level 3 of the fair value hierarchy.
The following tables summarize the unobservable inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities (dollars in thousands):

	At June 30, 2024
Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers (1)	$207	99.0%	1.38	6.40%	$182
(ii) Deposit program growth	$12,500	100.0%	0.50	6.40%	$11,568

	At December 31, 2023
Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers	$4,826	99.0%	1.88	6.40%	$4,232
(ii) Deposit program growth	$12,500	100.0%	1.00	6.40%	$11,568
(1)The Company re-signed one of the existing broker dealers under contract in January 2024, which resulted in the cash payment of $4.6 million during the first quarter of 2024 to settle a portion of its contingent consideration obligation with StoneCastle Partners LLC in accordance with the purchase agreement.
Contingent consideration liabilities are included within Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. Any fair value adjustments to contingent consideration liabilities are included in Other expense on the accompanying Condensed Consolidated Statements of Income.

The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	At June 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$263,352	$—	$263,352
Municipal bonds and notes	—	208,356	—	208,356
Agency CMO	—	43,946	—	43,946
Agency MBS	—	3,483,364	—	3,483,364
Agency CMBS	—	2,452,981	—	2,452,981
CMBS	—	690,836	—	690,836
Corporate debt	—	616,691	—	616,691
Private label MBS	—	40,317	—	40,317
Other	—	9,031	—	9,031
Total available-for-sale securities	—	7,808,874	—	7,808,874
Gross derivative instruments, before netting (1)	481	356,179	—	356,660
Originated loans held for sale	—	520	—	520
Investments held in Rabbi Trusts	12,647	—	—	12,647
Alternative investments measured at NAV (2)	—	—	—	39,888
Total financial assets	$13,128	$8,165,573	$—	$8,218,589
Financial Liabilities:
Gross derivative instruments, before netting (1)	$98	$402,554	$—	$402,652
Contingent consideration	—	—	11,750	11,750
Total financial liabilities	$98	$402,554	$11,750	$414,402

	At December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$264,633	$—	$264,633
Municipal bonds and notes	—	1,573,233	—	1,573,233
Agency CMO	—	48,941	—	48,941
Agency MBS	—	3,347,098	—	3,347,098
Agency CMBS	—	2,288,071	—	2,288,071
CMBS	—	763,749	—	763,749
Corporate debt	—	622,155	—	622,155
Private label MBS	—	42,808	—	42,808
Other	—	9,041	—	9,041
Total available-for-sale securities	—	8,959,729	—	8,959,729
Gross derivative instruments, before netting (1)	217	330,419	—	330,636
Originated loans held for sale	—	2,610	—	2,610
Investments held in Rabbi Trusts	11,900	—	—	11,900
Alternative investments	959	—	—	959
Alternative investments measured at NAV (2)	—	—	—	35,888
Total financial assets	$13,076	$9,292,758	$—	$9,341,722
Financial Liabilities:
Gross derivative instruments, before netting (1)	$970	$334,840	$—	$335,810
Contingent consideration	—	—	15,800	15,800
Total financial liabilities	$970	$334,840	$15,800	$351,610
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
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At June 30, 2024, and December 31, 2023, the carrying amount of these alternative investments was $60.1 million and $53.1 million, respectively, of which $5.8 million and $7.9 million, respectively, were considered to be measured at fair value. During the three and six months ended June 30, 2024, there were $0.8 million and $2.5 million, respectively, in total write-ups due to observable price changes and $0.3 million and $0.8 million of total write-downs due to impairment, respectively.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At June 30, 2024, and December 31, 2023, there were $247.6 million and $3.9 million loans that were transferred to held for sale on the Condensed Consolidated Balance Sheet, respectively.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At June 30, 2024, and December 31, 2023, the total carrying value of OREO and repossessed assets was $6.0 million and $9.1 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that were in process of foreclosure at June 30, 2024, was $11.5 million.
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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing rights:

	At June 30, 2024		At December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$1,535,653	$1,535,653	$1,715,795	$1,715,795
Level 2
Held-to-maturity investment securities, net	8,637,654	7,673,294	7,074,588	6,264,623
Level 3
Loans and leases, net	50,904,110	48,821,223	50,090,315	48,048,106
Mortgage servicing rights	1,446	3,962	8,523	24,495
Liabilities:
Level 2
Deposit liabilities	$54,505,190	$54,505,190	$52,319,825	$52,319,825
Time deposits	7,771,502	7,738,344	8,464,459	8,426,708
Securities sold under agreements to repurchase and other borrowings	239,524	239,504	458,387	458,380
FHLB advances	2,809,843	2,808,190	2,360,018	2,358,381
Long-term debt (1)	912,743	852,890	1,048,820	999,918
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
In addition, with the acquisition of Ametros on January 24, 2024, the Company formed a new reportable segment called Healthcare Financial Services, which includes the aggregated financial information of the HSA Bank and Ametros businesses. The allocation of the purchase price for the Ametros acquisition is considered preliminary at June 30, 2024. The $228.2 million of preliminary goodwill recorded related to Ametros has been allocated entirely to Healthcare Financial Services.
The allocation of the purchase price for the interLINK acquisition on January 11, 2023, was considered final as of June 30, 2023. The $143.2 million of goodwill recorded related to interLINK was allocated entirely to Commercial Banking.
The following is a description of the Company’s three reportable segments and their primary services at June 30, 2024:
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
The following tables present balance sheet information, including the appropriate allocations, for the Company’s reportable segments and the Corporate and Reconciling category:

	At June 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,960,363	$285,670	$622,035	$—	$2,868,068
Total assets	42,968,855	503,384	12,289,034	21,076,833	76,838,106

	At December 31, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,951,945	$57,485	$622,035	$—	$2,631,465
Total assets	41,843,297	122,421	12,327,403	20,652,128	74,945,249

The following tables present operating results, including the appropriate allocations, for the Company’s reportable segments and the Corporate and Reconciling category:

	Three months ended June 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$337,588	$91,664	$202,679	$(59,634)	$572,297
Non-interest income	34,510	27,465	24,392	(44,069)	42,298
Non-interest expense	104,588	51,267	115,905	54,261	326,021
Pre-tax, pre-provision net revenue	267,510	67,862	111,166	(157,964)	288,574
Provision (benefit) for credit losses	65,690	—	(4,649)	(2,041)	59,000
Income before income taxes	201,820	67,862	115,815	(155,923)	229,574
Income tax expense	44,602	17,848	28,490	(42,999)	47,941
Net income	$157,218	$50,014	$87,325	$(112,924)	$181,633

	Three months ended June 30, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$359,378	$75,421	$228,683	$(79,653)	$583,829
Non-interest income	30,030	23,023	31,102	5,219	89,374
Non-interest expense	100,074	42,643	119,388	81,984	344,089
Pre-tax, pre-provision net revenue	289,334	55,801	140,397	(156,418)	329,114
Provision for credit losses	23,052	—	12,197	(3,751)	31,498
Income before income taxes	266,282	55,801	128,200	(152,667)	297,616
Income tax expense	59,381	15,066	32,178	(43,977)	62,648
Net income	$206,901	$40,735	$96,022	$(108,690)	$234,968

	Six months ended June 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$679,530	$177,802	$408,456	$(125,752)	$1,140,036
Non-interest income	68,790	58,526	58,370	(44,035)	141,651
Non-interest expense	210,813	103,394	236,026	111,711	$661,944
Pre-tax, pre-provision net revenue	537,507	$132,934	230,800	(281,498)	619,743
Provision (benefit) for credit losses	112,973	—	(8,738)	265	104,500
Income before income tax expense	424,534	132,934	239,538	(281,763)	515,243
Income tax expense	93,822	34,962	58,926	(70,423)	117,287
Net income	$330,712	$97,972	$180,612	$(211,340)	$397,956

	Six months ended June 30, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$719,671	$147,151	$463,287	$(150,997)	$1,179,112
Non-interest income	63,750	47,090	58,738	(9,438)	160,140
Non-interest expense	198,907	86,343	235,943	155,363	676,556
Pre-tax, pre-provision net revenue	584,514	107,898	286,082	(315,798)	662,696
Provision for credit losses	58,302	—	14,768	5,177	78,247
Income before income tax expense	526,212	107,898	271,314	(320,975)	584,449
Income tax expense	117,345	29,132	68,100	(86,100)	128,477
Net income	$408,867	$78,766	$203,214	$(234,875)	$455,972

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

	Three months ended June 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$5,160	$20,460	$15,552	$(145)	$41,027
Loan and lease related fees (1)	3,943	—	—	—	3,943
Wealth and investment services	3,208	—	5,354	(6)	8,556
Other income	—	7,005	416	887	8,308
Revenue from contracts with customers	12,311	27,465	21,322	736	61,834
Other sources of non-interest income	22,199	—	3,070	(44,805)	(19,536)
Total non-interest income	$34,510	$27,465	$24,392	$(44,069)	$42,298

	Three months ended June 30, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,371	$20,986	$20,392	$(331)	$45,418
Loan and lease related fees (1)	4,323	—	—	—	4,323
Wealth and investment services	2,873	—	4,525	(7)	7,391
Other income	—	2,037	1,198	1,122	4,357
Revenue from contracts with customers	11,567	23,023	26,115	784	61,489
Other sources of non-interest income	18,463	—	4,987	4,435	27,885
Total non-interest income	$30,030	$23,023	$31,102	$5,219	$89,374

	Six months ended June 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$11,002	$42,512	$30,348	$(246)	$83,616
Loan and lease related fees (1)	7,565	—	—	—	7,565
Wealth and investment services	6,386	—	10,105	(11)	16,480
Other income	—	16,014	233	1,931	18,178
Revenue from contracts with customers	24,953	58,526	40,686	1,674	125,839
Other sources of non-interest income	43,837	—	17,684	(45,709)	15,812
Total non-interest income	$68,790	$58,526	$58,370	$(44,035)	$141,651

	Six months ended June 30, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$8,607	$43,078	$39,570	$(401)	$90,854
Loan and lease related fees (1)	8,750	—	—	—	8,750
Wealth and investment services	5,640	—	8,353	(15)	13,978
Other income	—	4,012	1,556	2,054	7,622
Revenue from contracts with customers	22,997	47,090	49,479	1,638	121,204
Other sources of non-interest income	40,753	—	9,259	(11,076)	38,936
Total non-interest income	$63,750	$47,090	$58,738	$(9,438)	$160,140
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
The deposit service fees revenue stream also includes interchange fees earned from debit and credit card transactions . The transaction price for interchange services is based on the transaction value and the interchange rate set by the card network. Performance obligations for interchange fees are satisfied at a point-in-time when the cardholder’s transaction is authorized and settled. Payment for interchange fees is generally received immediately or in the following month.
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
Contracts with customers generated accounts receivable and deferred revenue of $2.4 million and $21.4 million, respectively, at June 30, 2024. Both of these balances were recorded in connection with contracts with customers from the acquired Ametros business. Ametros’ contracts with customers include a fixed, non-refundable fee that represents an advance payment for access to future discounted medical products and services. This up-front fee is initially deferred and subsequently recognized into Other income ratably over the estimated life expectancy of the member. An insignificant amount of such fee revenue was recognized during the three and six months ended June 30, 2024. Contracts with customers did not generate significant contract assets or contract liabilities at December 31, 2023.

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At June 30, 2024	At December 31, 2023
Commitments to extend credit	$11,565,728	$12,026,597
Standby letters of credit	545,713	482,462
Commercial letters of credit	46,000	54,382
Total credit-related financial instruments with off-balance sheet risk	$12,157,441	$12,563,441
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
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is recorded under the CECL methodology and included in Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets to provide for the unused portion of commitments to lend that are not unconditionally cancellable by the Company. At June 30, 2024, and December 31, 2023, the ACL on unfunded loan commitments totaled $22.5 million and $24.7 million, respectively.

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
Federal Deposit Insurance Corporation Special Assessment
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The special assessment is to be collected for an anticipated total of eight quarterly assessment periods, which began during the second quarter of 2024. At June 30, 2024, and December 31, 2023, the Company’s accrual for its estimated special assessment charge was $53.1 million and $47.2 million, respectively. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose shortfall special assessments if actual losses exceed the amounts collected. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.

Note 17: Subsequent Events
On July 19, 2024, the Company entered into an agreement with Marathon Asset Management to form a private credit joint venture which will deliver direct lending solutions for sponsor-backed middle market companies across the country.
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that, other than the above, there were no significant events identified requiring recognition or disclosure.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
April 1, 2024 - April 30, 2024	978,839	$46.20	974,365	$227,952,190
May 1, 2024 - May 31, 2024	63,703	44.92	—	227,952,190
June 1, 2024 - June 30, 2024	107	40.75	—	227,952,190
Total	1,042,649	46.12	974,365	227,952,190
(1)During the three months ended June 30, 2024, 68,284 of the total number of shares purchased were acquired at market prices outside of the Company’s common stock repurchase program and related to employee share-based compensation plan activity.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K, during the quarter ended June 30, 2024.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Stockholders' Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2024	By:	/s/ John R. Ciulla
John R. Ciulla
Chief Executive Officer, Chairman, and Director
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Glenn I. MacInnes
Glenn I. MacInnes
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2024	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)