Form 10-Q
period 2024-09-30
WEBSTER FINANCIAL CORP
filed 2024-11-08
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $0.01 per share, outstanding as of November 1, 2024 was 171,410,365.

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
▪continued regulatory changes or other mitigation efforts taken by government agencies in response to volatility in the banking industry;
▪volatility in Webster’s stock price due to investor sentiment and perception of the banking industry;
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
▪possible changes in governmental monetary and fiscal policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures;
▪the impact of the 2024 U.S presidential election;
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
▪legal and regulatory developments, including any due to recent U.S. Supreme Court decisions, the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;

▪our ability to navigate any environmental, social, governmental, and sustainability concerns of different stakeholders and activists that may arise from our business activities;
▪our ability to assess and monitor the effect of artificial intelligence on our business and operations; and
▪unforeseen events, such as pandemics, natural disasters, and severe weather events, and any governmental or societal responses thereto.
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
The following discussion and analysis provides information that management believes is necessary to understand the Company’s financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2024, as compared to 2023. This information should be read in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, contained in Part I - Item 1. Financial Statements of this report, and the Consolidated Financial Statements, and accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company’s financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2024, as compared to 2023, are not necessarily indicative of future results that may be attained for the entire year or other interim periods.
Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	At or for the three months ended September 30,		At or for the nine months ended September 30,
(In thousands, except per share and ratio data)	2024	2023	2024	2023
Income and performance ratios:
Net income	$192,985	$226,475	$590,941	$682,447
Net income available to common stockholders	188,823	222,313	578,454	669,960
Earnings per diluted common share	1.10	1.28	3.36	3.85
Return on average assets (annualized)	1.01%	1.23%	1.04%	1.23%
Return on average tangible common stockholders’ equity (annualized) (non-GAAP)	14.29	17.51	14.92	17.76
Return on average common stockholders’ equity (annualized)	8.67	11.00	9.02	11.11
Non-interest income as a percentage of total revenue	8.92	13.34	10.33	12.42
Asset quality:
ACL on loans and leases	$687,798	$635,438	$687,798	$635,438
Non-performing assets (1)	427,274	218,402	427,274	218,402
ACL on loans and leases / total loans and leases	1.32%	1.27%	1.32%	1.27%
Net charge-offs / average loans and leases (annualized)	0.27	0.23	0.28	0.19
Non-performing loans and leases / total loans and leases (1)	0.82	0.43	0.82	0.43
Non-performing assets / total loans and leases plus OREO and repossessed assets (1)	0.82	0.44	0.82	0.44
ACL on loans and leases / non-performing loans and leases (1)	161.60	295.48	161.60	295.48
Other ratios:
Tangible common equity (non-GAAP)	7.48%	7.22%	7.48%	7.22%
Tier 1 Risk-Based Capital	11.77	11.64	11.77	11.64
Total Risk-Based Capital	14.06	13.79	14.06	13.79
CET1 Risk-Based Capital	11.25	11.12	11.25	11.12
Stockholders’ equity / total assets	11.58	11.21	11.58	11.21
Net interest margin	3.36	3.49	3.34	3.49
Efficiency ratio (non-GAAP)	45.49	41.75	45.65	41.87
Equity and share related:
Common stockholders’ equity	$8,914,071	$7,915,222	$8,914,071	$7,915,222
Book value per common share	52.00	46.00	52.00	46.00
Tangible book value per common share (non-GAAP)	33.26	29.48	33.26	29.48
Common stock closing price	46.61	40.31	46.61	40.31
Dividends and equivalents declared per common share	0.40	0.40	1.20	1.20
Common shares issued and outstanding	171,428	172,056	171,428	172,056
Weighted-average common shares outstanding - basic	169,569	171,210	169,898	172,233
Weighted-average common shares outstanding - diluted	169,894	171,350	170,226	172,326
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
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	At September 30,
(Dollars and shares in thousands, except per share data)	2024	2023
Tangible book value per common share:
Stockholders’ equity	$9,198,050	$8,199,201
Less: Preferred stock	283,979	283,979
Common stockholders’ equity	$8,914,071	$7,915,222
Less: Goodwill and other intangible assets	3,212,050	2,843,217
Tangible common stockholders’ equity	$5,702,021	$5,072,005
Common shares outstanding	171,428	172,056
Tangible book value per common share	$33.26	$29.48
Book value per common share (GAAP)	$52.00	$46.00

Tangible common equity ratio:
Tangible common stockholders’ equity	$5,702,021	$5,072,005
Total assets	$79,453,900	$73,130,851
Less: Goodwill and other intangible assets	3,212,050	2,843,217
Tangible assets	$76,241,850	$70,287,634
Tangible common equity ratio	7.48%	7.22%
Common stockholders’ equity to total assets (GAAP)	11.22%	10.82%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Return on average tangible common stockholders’ equity:
Net income	$192,985	$226,475	$590,941	$682,447
Less: Preferred stock dividends	4,162	4,162	12,487	12,487
Add: Intangible assets amortization, tax-effected	6,708	7,030	20,857	21,795
Adjusted net income	$195,531	$229,343	$599,311	$691,755
Adjusted net income (annualized)	$782,124	$917,372	$799,081	$922,340
Average stockholders’ equity	$8,995,134	$8,370,469	$8,830,225	$8,327,715
Less: Average preferred stock	283,979	283,979	283,979	283,979
Average goodwill and other intangible assets	3,238,115	2,847,560	3,192,104	2,851,264
Average tangible common stockholders’ equity	$5,473,040	$5,238,930	$5,354,142	$5,192,472
Return on average tangible common stockholders’ equity (annualized)	14.29%	17.51%	14.92%	17.76%
Return on average common stockholders’ equity (annualized) (GAAP)	8.67%	11.00%	9.02%	11.11%

Efficiency ratio:
Non-interest expense	$348,958	$362,578	$1,010,902	$1,039,134
Less: Foreclosed property activity	(687)	(492)	(1,381)	(1,186)
Intangible assets amortization	8,491	8,899	26,401	27,589
Operating lease depreciation	197	1,146	1,420	4,669
FDIC special assessment	(1,544)	—	10,318	—
Merger-related expenses (1)	—	61,625	3,139	131,838
Strategic restructuring costs and other (2)	22,169	—	22,169	—
Adjusted non-interest expense	$320,332	$291,400	$948,836	$876,224
Net interest income	$589,883	$587,136	$1,729,919	$1,766,248
Add: FTE adjustment	13,659	17,906	43,853	51,109
Non-interest income	57,741	90,382	199,392	250,522
Other income (3)	7,448	3,614	22,876	12,960
Less: Operating lease depreciation	197	1,146	1,420	4,669
(Loss) on sale of investment securities, net	(19,597)	—	(79,338)	(16,795)
Net (loss) on sale of factored receivables portfolio	(15,977)	—	(15,977)	—
Net gain on sale of mortgage servicing rights	—	—	11,655	—
Adjusted income	$704,108	$697,892	$2,078,280	$2,092,965
Efficiency ratio	45.49%	41.75%	45.65%	41.87%
Non-interest expense as a percentage of total revenue (GAAP)	53.88%	53.52%	52.40%	51.52%
(1)Merger-related expenses include Ametros acquisition expenses for the nine months ended September 30, 2024, and primarily Sterling merger expenses for the three and nine months ended September 30, 2023. Additional information regarding the Company’s business developments, including the acquisition of Ametros in January 2024, can be found within Note 2: Business Developments in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
(2)Strategic restructuring costs and other primarily includes severance, technology contract termination costs, and the partial impairment of the payroll finance customer relationship intangible asset for the three and nine months ended September 30, 2024.
(3)Other income (non-GAAP) includes the taxable equivalent of net income generated from LIHTC investments.
Net Interest Income
Net interest income is the Company’s primary source of revenue, representing 91.1% and 89.7% of total revenues for the three and nine months ended September 30, 2024, respectively, and 86.7% and 87.6% of total revenues for the three and nine months ended September 30, 2023, respectively. Net interest income is the difference between interest income on interest-earning assets (i.e., loans and leases and investment securities) and interest expense on interest-bearing liabilities (i.e., deposits and borrowings), which are used to fund interest-earning assets and other activities. Net interest margin is calculated as the ratio of FTE net interest income to average interest-earning assets.
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
Comparison to Prior Year Quarter
Net interest income increased $2.7 million, or 0.5%, from $587.1 million for the three months ended September 30, 2023, to $589.9 million for the three months ended September 30, 2024. On an FTE basis, net interest income decreased $1.5 million. Net interest margin decreased 13 basis points from 3.49% for the three months ended September 30, 2023, to 3.36% for the three months ended September 30, 2024.
Average total interest-earning assets increased $2.7 billion, or 4.0%, from $67.1 billion for the three months ended September 30, 2023, to $69.8 billion for the three months ended September 30, 2024, primarily due to increases of $2.2 billion in average total investment securities, $0.9 billion in average loans and leases, and $0.2 billion in average loans held for sale, partially offset by $0.6 billion in average interest-bearing deposits held at the FRB. The average yield on interest-earning assets increased 20 basis points from 5.49% for the three months ended September 30, 2023, to 5.69% for the three months ended September 30, 2024, primarily due to increased yields on investment securities.
Average total investment securities increased $2.2 billion, or 15.0%, from $14.7 billion for the three months ended September 30, 2023, to $16.9 billion for the three months ended September 30, 2024, primarily due to a higher volume of purchases, partially offset by paydown activities and sales of available-for-sale securities. At September 30, 2024, and 2023, the average total investment securities portfolio comprised 24.2% and 21.9% of total average interest-earning assets, respectively. The average yield on investment securities increased 101 basis points from 3.09% for the three months ended September 30, 2023, to 4.10% for the three months ended September 30, 2024, primarily due to the reinvestment of funds received from the maturities and sales of lower yielding securities for securities at higher yields.
Average loans and leases increased $0.9 billion, or 1.6%, from $50.9 billion for the three months ended September 30, 2023, to $51.8 billion for the three months ended September 30, 2024, primarily due to growth in commercial real estate and residential mortgages, partially offset by a decrease in warehouse loans and the transfer of the payroll finance and factored receivables loan portfolios to held for sale in March 2024. At September 30, 2024, and 2023, average loans and leases comprised 74.1% and 75.8% of total average interest-earning assets, respectively. The average yield on loans and leases increased 2 basis points from 6.20% for the three months ended September 30, 2023, to 6.22% for the three months ended September 30, 2024, primarily due to the higher interest rate environment, partially offset by lower purchase accounting accretion on loans acquired in the Sterling merger.
Average loans held for sale were $216.7 million for the three months ended September 30, 2024, and comprised 0.3% of total average interest-earning assets at September 30, 2024. The balance primarily reflects the higher yielding payroll finance and factored receivables loan portfolios, which were classified as held for sale in March 2024. Average loans held for sale were not significant for the three months ended September 30, 2023.
Average interest-bearing deposits decreased $0.6 billion, or 47.0%, from $1.2 billion for the three months ended September 30, 2023, to $0.6 billion for the three months ended September 30, 2024, primarily due to the Company’s risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At September 30, 2024, and 2023, average interest-bearing deposits comprised 0.9% and 1.8% of total average interest-earning assets, respectively. The average yield on interest-bearing deposits decreased 11 basis points from 5.32% for the three months ended September 30, 2023, to 5.21% for the three months ended September 30, 2024, primarily due to the lower target range for the federal funds rate.
Average total interest-bearing liabilities increased $2.4 billion, or 3.8%, from $63.8 billion for the three months ended September 30, 2023, to $66.2 billion for the three months ended September 30, 2024, primarily due to an increase of $3.0 billion in average total deposits, partially offset by decreases of $0.4 billion in average FHLB advances and $0.2 billion in average long term debt. The average rate on interest-bearing liabilities increased 35 basis points from 2.14% for the three months ended September 30, 2023, to 2.49% for the three months ended September 30, 2024, primarily due to growth in higher cost deposit products.

Average total deposits increased $3.0 billion, or 5.0%, from $59.6 billion for the three months ended September 30, 2023, to $62.6 billion for the three months ended September 30, 2024, reflecting a $4.1 billion increase in interest-bearing deposits, partially offset by a $1.1 billion decrease in non-interest-bearing deposits. The overall net increase in average total deposits was primarily due to the acquisition of Ametros, and growth in interLINK, interest-bearing checking, and HSA deposits, partially offset by a decrease in non-interest-bearing demand and treasury brokered certificates of deposit. At September 30, 2024, and 2023, average total deposits comprised 94.6% and 93.5% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 40 basis points from 1.96% for the three months ended September 30, 2023, to 2.36% for the three months ended September 30, 2024, primarily due to growth in higher cost deposit products, particularly money markets accounts. Average higher cost time deposits as a percentage of average total interest-bearing deposits decreased from 15.2% for the three months ended September 30, 2023, to 13.7% for the three months ended September 30, 2024, primarily due to a decrease in treasury brokered certificates of deposit.
Average FHLB advances decreased $0.4 billion, or 13.9%, from $2.9 billion for the three months ended September 30, 2023, to $2.5 billion for the three months ended September 30, 2024, primarily due to the paydown of short-term advances. At September 30, 2024, and 2023, average FHLB advances comprised 3.8% and 4.6% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 9 basis points from 5.34% for the three months ended September 30, 2023, to 5.43% for the three months ended September 30, 2024, primarily due to the refinancing of maturities in a higher interest rate environment.
Average long-term debt decreased $0.2 billion, or 13.3%, from $1.1 billion for the three months ended September 30, 2023, to $0.9 billion for the three months ended September 30, 2024, primarily due the maturity of the 4.375% senior-fixed rate notes in February 2024. At September 30, 2024, and 2023, average long-term debt comprised 1.4% and 1.6% of total average interest-bearing liabilities, respectively. The average rate on long-term debt decreased 14 basis points from 3.70% for the three months ended September 30, 2023, to 3.56% for the three months ended September 30, 2024, also primarily due to the maturity of the 4.375% senior-fixed rate notes in February 2024.
Comparison to Prior Year to Date
Net interest income decreased $36.3 million, or 2.1%, from $1.8 billion for the nine months ended September 30, 2023, to $1.7 billion for the nine months ended September 30, 2024. On an FTE basis, net interest income decreased $43.6 million. Net interest margin decreased 15 basis points from 3.49% for the nine months ended September 30, 2023, to 3.34% for the nine months ended September 30, 2024.
Average total interest-earning assets increased $1.2 billion, or 1.7%, from $67.8 billion for the nine months ended September 30, 2023, to $68.9 billion for the nine months ended September 30, 2024, primarily due to increases of $1.8 billion in average total investment securities, $0.7 billion in average loans and leases, and $0.1 billion in average loans held for sale, partially offset by decreases of $1.3 billion in average interest-bearing deposits held at the FRB and $0.1 billion in average FHLB and FRB stock. The average yield on interest-earning assets increased 35 basis points from 5.30% for the nine months ended September 30, 2023, to 5.65% for the nine months ended September 30, 2024, primarily due to loan growth and increased yields on investment securities.
Average total investment securities increased $1.8 billion, or 12.3%, from $14.7 billion for the nine months ended September 30, 2023, to $16.5 billion for the nine months ended September 30, 2024, primarily due a higher volume of purchases, partially offset by paydown activities and sales of available-for-sale securities. At September 30, 2024, and 2023, the total average investment securities portfolio comprised 23.9% and 21.7% of total average interest-earning assets, respectively. The average yield on investment securities increased 92 basis points from 2.95% for the nine months ended September 30, 2023, to 3.87% for the nine months ended September 30, 2024, primarily due to the reinvestment of funds received from the maturities and sales of lower yielding securities for securities at higher yields.
Average loans and leases increased $0.7 billion, or 1.3%, from $50.7 billion for the nine months ended September 30, 2023, to $51.4 billion for the nine months ended September 30, 2024, primarily due to growth in commercial real estate and residential mortgages, partially offset by a decrease in warehouse loans and the transfer of the payroll finance and factored receivables loan portfolios to held for sale in March 2024. At September 30, 2024, and 2023, average loans and leases comprised 74.5% and 74.8% of average total interest-earning assets, respectively. The average yield on loans and leases increased 21 basis points from 6.02% for the nine months ended September 30, 2023, to 6.23% for the nine months ended September 30, 2024, primarily due to the higher interest rate environment, partially offset by lower purchase accounting accretion on loans acquired in the Sterling merger.

Average loans held for sale increased $115.0 million, or 319.6%, from $36.0 million for the nine months ended September 30, 2023, to $151.0 million for the nine months ended September 30, 2024, primarily due to the payroll finance and factored receivables loan portfolios, which were classified as held for sale in March 2024. At September 30, 2024, and September 30, 2024, average loans held for sale comprised 0.2% and 0.1% of total average interest-earnings assets, respectively. The average yield on loans held for sale increased 810 basis points from 1.68% for the nine months ended September 30, 2023, to 9.78% for the nine months ended September 30, 2024, primarily due to higher yields on the payroll finance and factored receivables loan portfolios classified as held for sale.
Average interest-bearing deposits decreased $1.3 billion, or 69.9%, from $1.9 billion for the nine months ended September 30, 2023, to $0.6 billion for the nine months ended September 30, 2024, primarily due to the Company’s risk management approach to hold higher levels of on-balance sheet liquidity in 2023. At September 30, 2024, and 2023, average interest-bearing deposits comprised 0.8% and 2.8% of total average interest-earnings assets, respectively. The average yield on interest-bearing deposits held at the FRB increased 27 basis points from 5.04% for the nine months ended September 30, 2023, to 5.31% for the nine months ended September 30, 2024, primarily due to the higher interest rate environment.
Average FHLB and FRB stock decreased $102.2 million, or 23.1%, from $442.4 million for the nine months ended September 30, 2023, to $340.2 million for the nine months ended September 30, 2024, primarily due to a lower FHLB stock investment required as a result of the decrease in FHLB advances. At September 30, 2024, and 2023, average FHLB and FRB stock comprised 0.5% and 0.7% of total average interest-earning assets, respectively. The average yield on FHLB and FRB stock decreased 34 basis points from 5.80% for the nine months ended September 30, 2023, to 5.46% for the nine months ended September 30, 2024, also primarily due to the reduction in the required FHLB stock investment.
Average total interest-bearing liabilities increased $1.0 billion, or 1.6%, from $64.3 billion for the nine months ended September 30, 2023, to $65.3 billion for the nine months ended September 30, 2024, primarily due to an increase of $4.0 billion in average total deposits, partially offset by decreases of $2.5 billion in average FHLB advances $0.2 billion in average long-term debt, and $0.1 billion in average federal funds purchased. The average rate on interest-bearing liabilities increased 53 basis points from 1.93% for the nine months ended September 30, 2023, to 2.46% for the nine months ended September 30, 2024, primarily due to the higher interest rate environment.
Average total deposits increased $4.0 billion, or 6.9%, from $57.7 billion for the nine months ended September 30, 2023, to $61.6 billion for the nine months ended September 30, 2024, primarily reflecting a $5.4 billion increase in interest-bearing deposits, partially offset by a $1.4 billion decrease in non-interest-bearing deposits. The overall net increase in deposits was primarily due to the acquisition of Ametros, and growth in interLINK, interest-bearing checking, and time deposits, partially offset by lower savings and non-interest-bearing demand deposits. At September 30, 2024, and 2023, average total deposits comprised 94.4% and 89.7% of total average interest-bearing liabilities, respectively. The average rate on deposits increased 71 basis points from 1.61% for the nine months ended September 30, 2023, to 2.32% for the nine months ended September 30, 2024, primarily due to the higher interest rate environment and growth in higher cost deposit products, such as money markets accounts and certificates of deposit. Average higher cost time deposits as a percentage of average total interest-bearing deposits increased from 13.5% for the nine months ended September 30, 2023, to 14.6% for the nine months ended September 30, 2024, primarily due to a shift in customer preferences from non-interest-bearing demand to higher rate retail certificates of deposit.
Average FHLB advances decreased $2.5 billion, or 50.0%, from $5.1 billion for the nine months ended September 30, 2023, to $2.6 billion for the nine months ended September 30, 2024, primarily due to the paydown of short-term advances. At September 30, 2024, and 2023, average FHLB advances comprised 3.9% and 7.9% of total average interest-bearing liabilities, respectively. The average rate on FHLB advances increased 38 basis points from 5.09% for the nine months ended September 30, 2023, to 5.47% for the nine months ended September 30, 2024, primarily due to the refinancing of maturities in a higher interest rate environment.
Average long-term debt decreased $0.2 billion, or 11.9%, from $1.1 billion for the nine months ended September 30, 2023, to $0.9 billion for the nine months ended September 30, 2024, primarily due the maturity of the 4.375% senior-fixed rate notes in February 2024. At September 30, 2024, and 2023, average long-term debt comprised 1.4% and 1.7% of total average interest-bearing liabilities, respectively. The average rate on long-term debt decreased 10 basis points from 3.68% for the three months ended September 30, 2024, to 3.58% for the nine months ended September 30, 2024, also primarily due to the maturity of the 4.375% senior-fixed rate notes in February 2024.
Average federal funds purchased decreased $148.7 million, or 67.2%, from $221.3 million for the nine months ended September 30, 2023, to $72.5 million for the nine months ended September 30, 2024, primarily due to the paydown of overnight funding and change in short-term borrowings mix. At September 30, 2024, and 2023, average federal funds purchased comprised 0.1% and 0.3% of total average interest-bearing liabilities, respectively. The average rate on federal funds purchased increased 84 basis points from 4.62% for the nine months ended September 30, 2023, to 5.46% for the nine months ended September 30, 2024, primarily due to the higher interest rate environment.

The following tables summarize daily average balances, interest, and average yield/rate by major category, and net interest margin on an FTE basis:

	Three months ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$51,752,193	$820,209	6.22%	$50,912,188	$804,930	6.20%
Investment securities: (2)
Taxable	15,792,169	171,217	4.18	12,215,340	106,486	3.25
Non-taxable	1,094,295	8,139	2.97	2,471,458	13,511	2.19
Total investment securities	16,886,464	179,356	4.10	14,686,798	119,997	3.09
FHLB and FRB stock	340,330	4,383	5.12	355,495	7,619	8.50
Interest-bearing deposits (3)	629,180	8,374	5.21	1,187,096	16,132	5.32
Loans held for sale	216,735	5,400	9.97	6,756	17	1.03
Total interest-earning assets	69,824,902	$1,017,722	5.69%	67,148,333	$948,695	5.49%
Non-interest-earning assets	6,980,399			6,459,493
Total assets	$76,805,301			$73,607,826

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Demand deposits	$10,243,045	$—	—%	$11,335,734	$—	—%
Health savings accounts	8,546,941	3,257	0.15	8,235,632	3,126	0.15
Interest-bearing checking, money market and savings	36,599,576	286,280	3.11	32,673,899	214,891	2.61
Time deposits	7,190,093	81,538	4.51	7,342,757	75,938	4.10
Total deposits	62,579,655	371,075	2.36	59,588,022	293,955	1.96
Securities sold under agreements to repurchase	125,738	38	0.12	170,256	50	0.12
FHLB advances	2,535,497	35,172	5.43	2,945,136	40,196	5.34
Long-term debt (2)	911,834	7,895	3.56	1,051,380	9,452	3.70
Total interest-bearing liabilities	66,152,724	$414,180	2.49%	63,754,794	$343,653	2.14%
Non-interest-bearing liabilities	1,657,443			1,482,563
Total liabilities	67,810,167			65,237,357

Preferred stock	283,979			283,979
Common stockholders’ equity	8,711,155			8,086,490
Total stockholders’ equity	8,995,134			8,370,469
Total liabilities and stockholders’ equity	$76,805,301			$73,607,826
Net interest income (FTE)		$603,542			$605,042
Less: FTE adjustment		(13,659)			(17,906)
Net interest income		$589,883			$587,136
Net interest margin (FTE)			3.36%			3.49%
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

	Nine months ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$51,376,513	$2,430,382	6.23%	$50,733,691	$2,313,030	6.02%
Investment securities: (2)
Taxable	14,848,662	467,039	4.02	12,187,552	301,268	3.11
Non-taxable	1,656,742	30,892	2.48	2,512,744	40,730	2.16
Total investment securities	16,505,404	497,931	3.87	14,700,296	341,998	2.95
FHLB and FRB stock	340,222	13,901	5.46	442,429	19,204	5.80
Interest-bearing deposits (3)	563,217	22,763	5.31	1,872,657	71,536	5.04
Loans held for sale	150,985	11,075	9.78	35,982	454	1.68
Total interest-earning assets	68,936,341	$2,976,052	5.65%	67,785,055	$2,746,222	5.30%
Non-interest-earning assets	7,091,307			6,271,968
Total assets	$76,027,648			$74,057,023

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Demand deposits	$10,327,076	$—	—%	$11,775,500	$—	—%
Health savings accounts	8,560,303	9,654	0.15	8,259,408	9,243	0.15
Interest-bearing checking, money market and savings	35,227,682	799,939	3.03	31,442,258	516,646	2.20
Time deposits	7,508,481	258,716	4.60	6,192,415	169,736	3.66
Total deposits	61,623,542	1,068,309	2.32	57,669,581	695,625	1.61
Securities sold under agreements to repurchase	125,492	245	0.26	209,723	180	0.11
Federal funds purchased	72,537	3,015	5.46	221,266	7,760	4.62
FHLB advances	2,551,535	106,266	5.47	5,104,372	196,878	5.09
Long-term debt (2)	935,370	24,445	3.58	1,061,643	28,422	3.68
Total interest-bearing liabilities	65,308,476	$1,202,280	2.46%	64,266,585	$928,865	1.93%
Non-interest-bearing liabilities	1,888,947			1,462,723
Total liabilities	67,197,423			65,729,308

Preferred stock	283,979			283,979
Common stockholders’ equity	8,546,246			8,043,736
Total stockholders’ equity	8,830,225			8,327,715
Total liabilities and stockholders’ equity	$76,027,648			$74,057,023
Net interest income (FTE)		$1,773,772			$1,817,357
Less: FTE adjustment		(43,853)			(51,109)
Net interest income		$1,729,919			$1,766,248
Net interest margin (FTE)			3.34%			3.49%
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

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on an FTE basis:

	Three months ended September 30,			Nine months ended September 30,
	2024 vs. 2023 Increase (decrease) due to			2024 vs. 2023 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$9,533	$5,746	$15,279	$110,820	$6,532	$117,352
Investment securities	42,638	16,721	59,359	115,994	39,939	155,933
FHLB and FRB stock	(2,911)	(325)	(3,236)	(867)	(4,436)	(5,303)
Interest bearing-deposits	(176)	(7,582)	(7,758)	1,248	(50,021)	(48,773)
Loans held for sale	5,396	(13)	5,383	11,021	(400)	10,621
Total interest income	$54,480	$14,547	$69,027	$238,216	$(8,386)	$229,830
Change in interest on interest-bearing liabilities:
Health savings accounts	$13	$118	$131	$74	$337	$411
Interest-bearing checking, money market, and savings	39,584	31,805	71,389	183,876	99,417	283,293
Time deposits	11,024	(5,424)	5,600	63,169	25,811	88,980
Securities sold under agreements to repurchase	1	(13)	(12)	137	(72)	65
Federal funds purchased	—	—	—	471	(5,216)	(4,745)
FHLB advances	567	(5,591)	(5,024)	7,852	(98,464)	(90,612)
Long-term debt	(266)	(1,291)	(1,557)	(493)	(3,484)	(3,977)
Total interest expense	$50,923	$19,604	$70,527	$255,086	$18,329	$273,415
Net change in net interest income	$3,557	$(5,057)	$(1,500)	$(16,870)	$(26,715)	$(43,585)
(1)The change attributable to mix, a combined impact of rate and volume, and other is included with the change due to rate.

Provision for Credit Losses
Comparison to Prior Year Quarter
The provision for credit losses increased $17.5 million, or 47.9%, from $36.5 million for the three months ended September 30, 2023, to $54.0 million for three months ended September 30, 2024, primarily due to the impact of the current macroeconomic environment on credit performance, risk rating migration, loan portfolio mix, and organic loan growth.
Comparison to Prior Year to Date
The provision for credit losses increased $43.8 million, or 38.1%, from $114.7 million for the nine months ended September 30, 2023, to $158.5 million for the nine months ended September 30, 2024. The balance for the nine months ended September 30, 2023, included a discrete merger-related charge of $6.8 million, which increased the provision for unfunded loan commitments. Excluding this charge, the provision for credit losses increased $37.0 million, primarily due to the impact of the current macroeconomic environment on credit performance, risk rating migration, loan portfolio mix, and organic loan growth.
Additional information regarding the Company’s provision for credit losses and ACL can be found under the sections captioned “Loans and Leases” through “Allowance for Credit Losses on Loans and Leases” contained elsewhere in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Deposit service fees	$38,863	$41,005	$122,479	$131,859
Loan and lease related fees	18,513	19,966	57,614	63,499
Wealth and investment services	8,367	7,254	24,847	21,232
Cash surrender value of life insurance policies	8,020	6,620	20,325	19,641
(Loss) on sale of investment securities, net	(19,597)	—	(79,338)	(16,795)
Other income	3,575	15,537	53,465	31,086
Total non-interest income	$57,741	$90,382	$199,392	$250,522
Comparison to Prior Year Quarter
Total non-interest income decreased $32.7 million, or 36.1%, from $90.4 million for the three months ended September 30, 2023, to $57.7 million for the three months ended September 30, 2024, primarily due to Net losses on sale of investment securities and a decrease in Other income.
For the three months ended September 30, 2024, net losses on sale of investment securities totaled $19.6 million, as the Company sold $304.3 million of available-for-sale Municipal bonds and notes, Agency MBS, and Agency CMBS for proceeds of $284.7 million. There were no sales of investment securities for the three months ended September 30, 2023. The amount included in non-interest income reflects the portion of the total loss that was not attributed to a decline in credit quality.
Other income decreased $11.9 million, or 77.0%, from $15.5 million for the three months ended September 30, 2023, to $3.6 million for the three months ended September 30, 2024, primarily due to the $16.0 million net loss on sale of the factored receivables portfolio and a decrease in treasury derivative income, partially offset by $6.9 million of incremental fee income related to the acquired Ametros business and a $4.4 million net gain on sale of multi-family loans (securitization).
Comparison to Prior Year to Date
Total non-interest income decreased $51.1 million, or 20.4%, from $250.5 million for the nine months ended September 30, 2023, to $199.4 million for the nine months ended September 30, 2024, primarily due to higher Net losses on sale of investment securities and decreases in Deposit service fees and Loan and lease related fees, partially offset by an increase in Other income.
Deposit service fees decreased $9.3 million, or 7.1%, from $131.8 million for the nine months ended September 30, 2023, to $122.5 million for the nine months ended September 30, 2024, primarily due to a decrease in overdraft and account service fees, partially offset by an increase in cash management fees.
Loan and lease related fees decreased $5.9 million, or 9.3%, from $63.5 million for the nine months ended September 30, 2023, to $57.6 million for the nine months ended September 30, 2024, primarily due to a decrease in loan servicing fees, partially offset by increased amendment fees and lower mortgage servicing rights amortization.
Net losses on sale of investment securities increased $62.5 million, or 372.4%, from $16.8 million for the nine months ended September 30, 2023, to $79.3 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company sold $1.6 billion of available-for-sale Municipal bonds and notes, Agency MBS, Agency CMBS, and Corporate debt securities for proceeds of $1.5 billion. During the nine months ended September 30, 2023, the Company sold $418.8 million of available-for-sale U.S. Treasury notes, Municipal bonds and notes, and Corporate debt securities for proceeds of $398.3 million. The amounts included in non-interest income reflect the portion of the losses that were not attributed to a decline in credit quality.
Other income increased $22.4 million, or 72.0%, from $31.1 million for the nine months ended September 30, 2023, to $53.5 million for the nine months ended September 30, 2024, primarily due to a $11.7 million net gain on sale of mortgage servicing rights, a $4.4 million net gain on sale of multi-family loans (securitization), $16.9 million of incremental fee income related to the acquired Ametros business, proceeds from bank-owned life insurance policies, and higher income generated from direct investments, partially offset by a $16.0 million net loss on sale of the factored receivables portfolio and a decrease in treasury derivative income.

Non-Interest Expense

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Compensation and benefits	$194,736	$180,333	$570,126	$526,838
Occupancy	18,879	18,617	53,421	59,042
Technology and equipment	56,696	55,261	147,835	151,442
Intangible assets amortization	8,491	8,899	26,401	27,589
Marketing	4,224	4,810	12,612	13,446
Professional and outside services	16,001	26,874	43,048	88,693
Deposit insurance	13,555	13,310	52,843	39,356
Other expense	36,376	54,474	104,616	132,728
Total non-interest expense	$348,958	$362,578	$1,010,902	$1,039,134
Comparison to Prior Year Quarter
Total non-interest expense decreased $13.6 million, or 3.8%, from $362.6 million for the three months ended September 30, 2023, to $349.0 million for the three months ended September 30, 2024, primarily due to decreases in Professional and outside services and Other expense, partially offset by increases in Compensation and benefits and Technology and equipment.
Compensation and benefits increased $14.4 million, or 8.0%, from $180.3 million for the three months ended September 30, 2023, to $194.7 million for the three months ended September 30, 2024, primarily due to an increase in severance, the impact from the employees acquired in the Ametros acquisition, and higher compensation, performance-based incentives, and employee benefits.
Technology and equipment increased $1.4 million, or 2.6%, from $55.3 million for the three months ended September 30, 2023, to $56.7 million for the three months ended September 30, 2024, primarily due to an increase in technology contract termination costs, partially offset by higher technology and equipment costs in 2023 as a result of the core conversion of the legacy Webster and legacy Sterling platforms.
Professional and outside services decreased $10.9 million, or 40.5%, from $26.9 million for the three months ended September 30, 2023, to $16.0 million for the three months ended September 30, 2024, primarily due to a decrease in technology consulting fees, which were higher in 2023 as a result of the core conversion of the legacy Webster and legacy Sterling platforms.
Other expense decreased $18.1 million, or 33.2%, from $54.5 million for the three months ended September 30, 2023, to $36.4 million for the three months ended September 30, 2024, primarily due to a decrease in contract termination costs and check card expenses, partially offset by a $1.9 million impairment loss on the payroll finance customer relationship intangible asset.
Comparison to Prior Year to Date
Total non-interest expense remained relatively flat at approximately $1.0 billion for both the nine months ended September 30, 2024, and 2023. Although the financial statement caption as a whole did not change significantly, notable fluctuations were experienced in Compensation and benefits, Occupancy, Technology and equipment, Professional and outside services, Deposit insurance, and Other expense.
Compensation and benefits increased $43.3 million, or 8.2%, from $526.8 million for the nine months ended September 30, 2023, to $570.1 million for the nine months ended September 30, 2024, primarily due to an increase in severance, the impact from the employees acquired in the Ametros acquisition, and higher compensation, performance-based incentives, and employee benefits.
Occupancy decreased $5.6 million, or 9.5%, from $59.0 million for the nine months ended September 30, 2023, to $53.4 million for the nine months ended September 30, 2024, primarily due to a $3.4 million net gain recognized on an early lease termination.
Technology and equipment decreased $3.6 million, or 2.4%, from $151.4 million for the nine months ended September 30, 2023, to $147.8 million for the nine months ended September 30, 2024, primarily due to higher overall technology and equipment costs in 2023 as a result of the core conversion of the legacy Webster and legacy Sterling platforms, partially offset an increase in technology contract termination costs.
Professional and outside services decreased $45.7 million, or 51.5%, from $88.7 million for the nine months ended September 30, 2023, to $43.0 million for the nine months ended September 30, 2024, primarily due to a decrease in technology consulting fees, which were higher in 2023 as a result of the core conversion of the legacy Webster and legacy Sterling platforms.

Deposit insurance increased $13.4 million, or 34.3%, from $39.4 million for the nine months ended September 30, 2023, to $52.8 million for the nine months ended September 30, 2024, primarily due to a net increase in the FDIC special assessment estimate.
Other expense decreased $28.1 million, or 21.2%, from $132.7 million for the nine months ended September 30, 2023, to $104.6 million for the nine months ended September 30, 2024, primarily due to a decrease in contract termination costs, pension, and other miscellaneous expenses, partially offset by a $1.9 million impairment loss on the payroll finance customer relationship intangible asset.
Income Taxes
Comparison to Prior Year Quarter
The Company recognized income tax expense of $51.7 million and $52.0 million for the three months ended September 30, 2024, and 2023, respectively, reflecting effective tax rates of 21.1% and 18.7%, respectively.
The decrease in income tax expense is primarily due to a lower level of pre-tax income recognized for the three months ended September 30, 2024. The increase in the effective tax rate primarily reflects the recognition of $4.1 million of net discrete tax expense in the three months ended September 30, 2024, which included $1.2 million attributable to 2023 tax return true-up adjustments and $2.9 million attributable to uncertain tax positions, as compared to $3.8 million of net discrete tax benefits associated with comparable items in the three months ended September 30, 2023, which included $4.1 million attributable to 2022 tax return true-up adjustments.
Comparison to Prior Year to Date
The Company recognized income tax expense of $169.0 million and $180.4 million for the nine months ended September 30, 2024, and 2023, respectively, reflecting effective tax rates of 22.2% and 20.9%, respectively.
The decrease in income tax expense is primarily due to a lower level of pre-tax income recognized for the nine months ended September 30, 2024. The increase in the effective tax rate primarily reflects the recognition of $13.2 million of net discrete tax expense in the nine months ended September 30, 2024, which included the $4.1 million mentioned above and $9.4 million in the three months ended March 31, 2024, as compared to $1.2 million of net discrete tax benefits associated with comparable items in the nine months ended September 30, 2023.
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
The following is a description of the Company’s three reportable segments and their primary services at September 30, 2024:
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

Commercial Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Net interest income	$338,424	$365,003	$1,017,954	$1,084,674
Non-interest income	33,288	28,804	102,078	92,554
Non-interest expense	100,892	98,736	311,705	297,643
Pre-tax, pre-provision net revenue	$270,820	$295,071	$808,327	$879,585
Comparison to Prior Year Quarter
Commercial Banking’s PPNR decreased $24.3 million, or 8.2%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income. The $26.6 million decrease in net interest income is primarily due to higher loan funding costs and higher deposit rates. The $4.5 million increase in non-interest income is primarily due to a $4.4 million net gain on sale of multi-family loans (securitization). The $2.2 million increase in non-interest expense is primarily due to higher compensation and benefits, operational support, and technology costs in order to support balance sheet growth.
Comparison to Prior Year to Date
Commercial Banking’s PPNR decreased $71.3 million, or 8.1%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income. The $66.7 million decrease in net interest income is primarily due to lower average deposit balances, partially offset by higher loan yields. The $9.5 million increase in non-interest income is primarily due to a $4.4 million net gain on sale of multi-family loans (securitization) and higher cash management fees, partially offset by lower loan servicing fees. The $14.1 million increase in non-interest expense is primarily due to higher compensation and benefits, operational support, and technology costs in order to support commercial balance sheet growth.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2024	At December 31, 2023
Loans and leases	$40,372,464	$39,480,945
Deposits	17,123,868	16,053,850
Assets under administration / management (off-balance sheet)	2,968,023	2,911,293
Loans and leases increased $891.5 million, or 2.3%, at September 30, 2024, as compared to December 31, 2023, primarily due to organic growth in the Sponsor and Specialty Finance, Commercial Real Estate, Public Sector Finance, and Middle Market business units, partially offset by net principal paydowns in Asset-Based Lending and Equipment Finance business units. Total portfolio originations for the nine months ended September 30, 2024, and 2023, were $6.9 billion and $6.1 billion, respectively. The $0.8 billion increase was primarily due to higher originations across all lending business units except for Commercial Services, Private Banking, and Equipment Finance, which decreased in comparison to prior year to date.
Deposits increased $1.1 billion, or 6.7%, at September 30, 2024, as compared to December 31, 2023, primarily due to higher account balances in non-interest-bearing demand, money market, and savings resulting from seasonal net inflows.
Assets under administration and assets under management, in aggregate, increased $56.7 million, or 1.9%, at September 30, 2024, as compared to December 31, 2023, primarily due to an increase in investment account balances as a result of higher valuations in the equity markets.

Healthcare Financial Services
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Net interest income	$93,940	$77,669	$271,742	$224,820
Non-interest income	26,541	20,799	85,067	67,889
Non-interest expense	54,023	39,870	157,417	126,213
Pre-tax net revenue	$66,458	$58,598	$199,392	$166,496
Comparison to Prior Year Quarter
Healthcare Financial Services’ PTNR increased $7.9 million, or 13.4%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $16.3 million increase in net interest income is primarily due to the acquisition of Ametros, an increase in HSA net deposit spread, and HSA deposit growth. The $5.7 million increase in non-interest income is primarily due to incremental fee income related to the acquired Ametros business and higher interchange revenue, partially offset by lower customer account and other fees. The $14.1 million increase in non-interest expense is primarily due to incremental expenses related to the acquired Ametros business, higher service contract expenses related to account growth, and technology support costs.
Comparison to Prior Year to Date
Healthcare Financial Services’ PTNR increased $32.9 million, or 19.8%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $46.9 million increase in net interest income is primarily due to the acquisition of Ametros, an increase in HSA net deposit spread, and HSA deposit growth. The $17.2 million increase in non-interest income is primarily due to incremental fee income related to the acquired Ametros business, and higher interchange fees, partially offset by lower customer account and other fees. The $31.2 million increase in non-interest expense is primarily due to incremental expenses related to the acquired Ametros business, higher employee compensation, and higher service contract expenses related to account growth, partially offset by lower occupancy expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	At September 30, 2024	At December 31, 2023
Deposits	$9,940,252	$8,287,705
Assets under administration, through linked investment accounts (off-balance sheet)	5,205,485	4,641,830
Deposits increased $1.7 billion, or 19.9%, at September 30, 2024, as compared to December 31, 2023, primarily due to the acquisition of Ametros, additional HSA account holders, HSA deposit growth, and a discrete transfer of cash associated with accounts that were previously held by former investment partners.
Assets under administration, through linked investment accounts, increased $0.6 billion, or 12.1%, at September 30, 2024, as compared to December 31, 2023, primarily due additional HSA account holders and an increase in investment account balances as a result of higher valuations in the equity markets.

Consumer Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Net interest income	$202,122	$221,698	$610,578	$684,985
Non-interest income	28,299	28,687	86,669	87,425
Non-interest expense	116,253	117,273	352,279	353,216
Pre-tax, pre-provision net revenue	$114,168	$133,112	$344,968	$419,194
Comparison to Prior Year Quarter
Consumer Banking’s PPNR decreased $19.0 million, or 14.2%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to decreases in net interest income and non-interest income, partially offset by a decrease in non-interest expense. The $19.6 million decrease in net interest income is primarily due to higher deposit rates, partially offset by loan and deposit growth. The $0.4 million decrease in non-interest income is primarily due to lower deposit service fees and loan related fees, partially offset by increases in ATM fees and investment services income. The $1.0 million decrease in non-interest expense is primarily due to lower compensation and benefits and lower processing costs, partially offset by higher technology costs.
Comparison to Prior Year to Date
Consumer Banking’s PPNR decreased $74.3 million, or 17.7%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to decreases in net interest income and non-interest income, partially offset by a decrease in non-interest expense. The $74.4 million decrease in net interest income is primarily due to higher deposit rates, partially offset by deposit growth and higher average loan balances. The $0.8 million decrease in non-interest income is primarily due to lower deposit service fees and loan servicing fees, partially offset by a $11.7 million net gain on sale of mortgage servicing rights and an increase in investment services income. The $0.9 million decrease in non-interest expense is primarily due to lower processing costs, partially offset by higher compensation and benefits and operational support costs.
Selected Balance Sheet and Off-Balance Sheet Information:,

(In thousands)	At September 30, 2024	At December 31, 2023
Loans	$11,571,389	$11,234,743
Deposits	27,019,826	26,251,722
Assets under administration (off-balance sheet)	7,947,518	7,876,437
Loans increased $336.6 million, or 3.0%, at September 30, 2024, as compared to December 31, 2023, primarily due to organic growth in residential mortgages, small business commercial non-real estate loans, and other consumer loans, partially offset by net principal paydowns in home equities and small business commercial real estate loans. Total portfolio originations for the nine months ended September 30, 2024, and 2023, were $1.3 billion and $1.2 billion, respectively.
Deposits increased $768.1 million, or 2.9%, at September 30, 2024, as compared to December 31, 2023, primarily due to higher balances in interest-bearing deposit products, particularly money market, savings, and certificates of deposit, which was driven by higher interest rates, partially offset by lower balances in non-interest-bearing demand accounts.
Assets under administration increased $71.1 million, or 0.9%, at September 30, 2024, as compared to December 31, 2023, primarily due to an increase in investment account balances as a result of higher valuations in the equity markets.

Financial Condition
Total assets increased $4.5 billion, or 6.0%, from $74.9 billion at December 31, 2023, to $79.5 billion at September 30, 2024. The change in total assets was primarily attributed to the following items, which experienced changes greater than $100 million:
•Cash and cash equivalents increased $1.5 billion, primarily due to timing and seasonal net inflows of deposits;
•Total investment securities increased $1.1 billion, reflecting a $1.5 billion increase in the held-to-maturity portfolio, partially offset by a decrease of $0.4 billion in the available-for-sale portfolio. The net increase in total investment securities was primarily due to purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories, partially offset by $1.6 billion in sales of Municipal bonds and notes, Agency MBS, Agency CMBS and Corporate debt;
•Loans held for sale increased $111.1 million. The $117.6 million balance at September 30, 2024, primarily comprises the Company’s payroll finance portfolio, which, along with the factored receivables portfolio, was classified as held for sale in March 2024 upon to Company’s initiation of a plan to actively market and sell the portfolios. The factored receivables portfolio was sold during the third quarter of 2024;
•Loans and leases increased $1.2 billion, primarily due to $8.3 billion of originations during the nine months ended September 30, 2024, particularly across the commercial non-mortgage and commercial real estate categories, partially offset by net principal paydowns, commercial loan sales, including the sale of the factored receivables portfolio and sale of multi-family loans (securitization), and the classification of the payroll finance portfolio as held for sale;
•Goodwill and other net intangible assets increased a combined $377.5 million, primarily due to the acquisition of Ametros on January 24, 2024, which resulted in the recognition of $228.2 million in goodwill, a $182.8 million core deposit intangible asset, and a $6.1 million trade name. Offsetting this increase was the $19.7 million customer relationship intangible asset write-off associated with the factored receivables portfolio sale and a $1.9 million impairment loss on the payroll finance customer relationship intangible asset; and
•Accrued interest receivable and other assets increased $323.8 million. Notable drivers of the change included increases in LIHTC investments, treasury derivative assets, other alternative investments, and miscellaneous receivables.
Total liabilities increased $4.0 billion, or 6.0%, from $66.3 billion at December 31, 2023, to $70.3 billion at September 30, 2024. The change in total liabilities was primarily attributed to the following items:
•Total deposits increased $3.7 billion, primarily reflecting an increase in interest-bearing deposits, as non-interest-bearing deposits remained relatively flat. The net increase in interest-bearing deposits was primarily due to an increase in interLINK money market sweep deposits, higher savings and checking account balances, which were due, in part, to seasonal net inflows, HSA deposit growth, and the addition of Ametros, partially offset by a decrease in brokered certificates of deposit;
•Securities sold under agreements to repurchase and other borrowings decreased $358.2 million, primarily due to the maturity of a $216.3 million non-callable, fixed repurchase agreement in January 2024, and a change in short-term funding mix. There were no federal funds purchased at September 30, 2024;
•FHLB advances increased $750.2 million, primarily due to a change in short-term funding mix;
•Long-term debt decreased $137.9 million, primarily due to the maturity of its 4.375% senior fixed-rate notes on
February 15, 2024; and
•Accrued expenses and other liabilities increased $16.3 million. Notable drivers of the change included an increase in unfunded commitments for LIHTC investments, partially offset by decreases in treasury derivative liabilities, accrued interest payable, and operating lease liabilities.
Total stockholders’ equity increased $0.5 billion, or 5.8%, from $8.7 billion at December 31, 2023, to $9.2 billion at September 30, 2024. The change in total stockholders’ equity was attributed to the following items:
•Net income of $590.9 million;
•Other comprehensive income, net of tax, of $177.3 million;
•Dividends paid to common and preferred stockholders of $206.6 million and $12.5 million, respectively;
•Stock-based compensation expense of $41.6 million; and
•Repurchases of common stock of $65.8 million under the Company’s common stock repurchase program and $16.9 million related to employee stock-based compensation plans.

Investment Securities
Through its Corporate Treasury function, the Company maintains and invests in debt securities that are primarily used to provide a source of liquidity for operating needs, as a means to manage the Company’s interest-rate risk, and to generate interest income. The Company’s investment securities are classified into two major categories: available-for-sale and held-to-maturity.
The ALCO manages the Company’s investment securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in any such security presents a safety and soundness concern. At September 30, 2024, and December 31, 2023, the Company had total investment securities of $17.2 billion and $16.0 billion, respectively, with an average risk weighting for regulatory purposes of 14.5% and 17.2%, respectively. The Bank held the entirety of the Company’s investment securities portfolio at both September 30, 2024, and December 31, 2023. However, the Holding Company may also directly hold investment securities.
The following table summarizes the balances and percentage composition of the Company’s investment securities:

	At September 30, 2024		At December 31, 2023
(In thousands)	Amount	%	Amount	%
Available-for-sale:
Government agency debentures	$274,825	3.2%	$264,633	3.0%
Municipal bonds and notes	190,982	2.2	1,573,233	17.6
Agency CMO	43,019	0.5	48,941	0.5
Agency MBS	3,972,180	46.2	3,347,098	37.4
Agency CMBS	2,736,835	31.9	2,288,071	25.5
CMBS	696,810	8.1	763,749	8.5
Corporate debt	629,116	7.3	622,155	6.9
Private label MBS	41,834	0.5	42,808	0.5
Other	9,377	0.1	9,041	0.1
Total available-for-sale	$8,594,978	100.0%	$8,959,729	100.0%
Held-to-maturity:
Agency CMO	$20,753	0.2%	$23,470	0.3%
Agency MBS	3,207,275	37.4	2,409,521	34.1
Agency CMBS	4,365,634	51.0	3,625,627	51.2
Municipal bonds and notes (1)	903,105	10.6	916,104	13.0
CMBS	69,340	0.8	100,075	1.4
Total held-to-maturity	$8,566,107	100.0%	$7,074,797	100.0%
Total investment securities	$17,161,085		$16,034,526
(1)The balances at both September 30, 2024, and December 31, 2023, exclude the $0.2 million ACL recorded on held-to-maturity securities.
Available-for-sale securities decreased $0.4 billion, or 4.1%, from $9.0 billion at December 31, 2023, to $8.6 billion at
September 30, 2024, primarily due to the sale of $1.6 billion in Municipal bonds and notes, Agency MBS, Agency CMBS, and Corporate debt securities, which resulted in $81.9 million of net realized losses, $2.6 million of which were attributed to a decline in credit quality, and therefore, have been included in the Provision for credit losses. This decrease was partially offset by purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories. The average FTE yield on the available-for-sale portfolio was 4.30% and 4.04% for the three and nine months ended September 30, 2024, respectively, as compared to 3.14% and 2.96% for the three and nine months ended September 30, 2023, respectively. The 116 and 108 basis point increases, respectively, are primarily due to higher interest rates on recent securities purchases, as compared to interest rates on securities with paydown activities or that were sold.
At September 30, 2024, and December 31, 2023, gross unrealized losses on available-for-sale securities were $0.6 billion and $0.8 billion, respectively. The $0.2 billion decrease was primarily due to lower interest rates, as well as net realized losses from sales of available-for-sale securities. Available-for-sale securities are evaluated for credit losses on a quarterly basis. At both September 30, 2024, and December 31, 2023, no ACL was recorded on available-for-sale securities as each of the securities in the Company’s portfolio are investment grade and current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences. As of September 30, 2024, based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.

Held-to-maturity securities increased $1.5 billion, or 21.1%, from $7.1 billion at December 31, 2023, to $8.6 billion at
September 30, 2024, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS and Agency CMBS categories. The average FTE yield on the held-to-maturity portfolio was 3.90% and 3.68% for the three and nine months ended September 30, 2024, respectively, as compared to 3.01% and 2.94% for the three and nine months ended September 30, 2023, respectively. The 89 and 74 basis point increases, respectively, are primarily due to higher interest rates on recent securities purchases, as compared to interest rates on securities with paydown activities.
At September 30, 2024, and December 31, 2023, gross unrealized losses on held-to-maturity securities were $0.7 billion and $0.8 billion, respectively. The $0.1 billion decrease is primarily due to lower interest rates. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At both September 30, 2024, and December 31, 2023, the ACL on held-to-maturity securities was $0.2 million.
The following table summarizes the book value of investment securities by the earlier of either contractual maturity or call date, as applicable, along with the respective weighted-average yields:

	At September 30, 2024
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
Government agency debentures	$14,904	3.43%	$62,433	2.16%	$17,048	2.26%	$180,440	3.30%	$274,825	2.98%
Municipal bonds and notes	7,317	2.63	1,868	4.12	90,822	2.04	90,975	2.35	190,982	2.23
Agency CMO	—	—	132	2.98	7,203	2.82	35,684	2.90	43,019	2.89
Agency MBS	—	—	4,623	1.25	13,455	2.27	3,954,102	4.27	3,972,180	4.26
Agency CMBS	—	—	—	—	28,047	2.28	2,708,788	4.92	2,736,835	4.89
CMBS	—	—	64,979	6.95	—	—	631,831	6.68	696,810	6.71
Corporate debt	4,969	2.28	211,918	2.94	363,577	3.29	48,652	3.61	629,116	3.19
Private label MBS	—	—	—	—	—	—	41,834	4.01	41,834	4.01
Other	—	—	4,982	3.80	4,395	2.70	—	—	9,377	3.28
Total available-for-sale	$27,190	3.00%	$350,935	3.54%	$524,547	2.95%	$7,692,306	4.65%	$8,594,978	4.49%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$20,753	2.91%	$20,753	2.91%
Agency MBS	22	2.98	277	2.05	24,327	2.63	3,182,649	3.45	3,207,275	3.45
Agency CMBS	—	—	104,914	2.70	9,795	2.32	4,250,925	4.21	4,365,634	4.17
Municipal bonds and notes	39,396	2.86	45,980	2.71	225,520	2.84	592,209	3.27	903,105	3.11
CMBS	—	—	—	—	—	—	69,340	2.45	69,340	2.45
Total held-to-maturity	$39,418	2.86%	$151,171	2.71%	$259,642	2.80%	$8,115,876	3.82%	$8,566,107	3.77%
Total investment securities	$66,608	2.92%	$502,106	3.29%	$784,189	2.90%	$15,808,182	4.22%	$17,161,085	4.13%
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

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company’s loans and leases:

	At September 30, 2024		At December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$17,410,062	33.5%	$16,885,475	33.3%
Asset-based	1,463,903	2.8	1,557,841	3.1
Commercial real estate	14,624,223	28.2	13,569,762	26.7
Multi-family	7,067,154	13.6	7,587,970	15.0
Equipment financing	1,247,027	2.4	1,328,786	2.6
Residential	8,576,612	16.5	8,227,923	16.2
Home equity	1,443,833	2.8	1,516,955	3.0
Other consumer	114,201	0.2	51,340	0.1
Total loans and leases (1)	$51,947,015	100.0%	$50,726,052	100.0%
(1)The amortized cost balances at September 30, 2024, and December 31, 2023, exclude the ACL recorded on loans and leases of $687.8 million and $635.7 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	At September 30, 2024
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$138,609	$940,983	$2,472,126	$1,452,683	$5,004,401
Asset-based	45,627	509,604	—	—	555,231
Commercial real estate	615,036	2,059,748	941,340	114,702	3,730,826
Multi-family	401,873	3,591,600	878,270	73,879	4,945,622
Equipment financing	111,290	872,048	263,689	—	1,247,027
Residential	1,592	42,096	356,040	5,155,511	5,555,239
Home equity	2,665	21,904	168,773	213,540	406,882
Other consumer	11,905	69,673	8,179	75	89,832
Total fixed rate loans and leases	$1,328,597	$8,107,656	$5,088,417	$7,010,390	$21,535,060
Variable rate:
Commercial non-mortgage	$4,169,016	$7,447,733	$720,548	$68,364	$12,405,661
Asset-based	405,516	503,156	—	—	908,672
Commercial real estate	2,873,793	5,064,332	2,290,625	664,647	10,893,397
Multi-family	269,827	1,021,625	822,173	7,907	2,121,532
Residential	809	9,194	273,360	2,738,010	3,021,373
Home equity	1,025	5,757	106,282	923,887	1,036,951
Other consumer	6,529	16,140	1,700	—	24,369
Total variable rate loans and leases (1)	$7,726,515	$14,067,937	$4,214,688	$4,402,815	$30,411,955
Total loans and leases (2)	$9,055,112	$22,175,593	$9,303,105	$11,413,205	$51,947,015
(1)The Company has a customer back-to-back program, whereby it enters into interest rate derivatives with qualified customers and simultaneously enters into equal and opposite interest rate derivatives with dealer counterparties, to hedge interest rate risk. At September 30, 2024, there were 890 customer interest rate swaps arrangements with a total notional amount of $7.2 billion converting variable rate loan payments into fixed rate loan payments, and 42 customer interest rate cap arrangements with a total notional amount of $1.4 billion limiting how high interest rates can rise on variable rate loans and leases in a rising interest rate environment.
(2)Amounts due exclude total accrued interest receivable of $279.2 million.

Portfolio Concentrations
The Company actively monitors and manages concentrations of credit risk pertaining to specific industries and geographies that may exist in its loan and lease portfolio.
At September 30, 2024, and December 31, 2023, commercial non-mortgage, commercial real estate, and multi-family loans comprised 75.3% and 75.0%, respectively, of the Company’s loan and lease portfolio, with a large portion of the borrowers or properties associated with these loans geographically concentrated in New York City and the proximate areas.
The following table summarizes commercial non-mortgage loans by industry, as determined using standardized industry classification codes, which are used by the Company to categorize loans based on the borrower’s type of business:

	At September 30, 2024		At December 31, 2023
(In thousands)	Amount	%	Amount	%
Finance	$4,269,135	24.5%	$4,109,280	24.4%
Services	2,744,013	15.8	2,928,621	17.3
Communications	1,390,254	8.0	1,166,668	6.9
Manufacturing	1,079,136	6.2	1,163,798	6.9
Healthcare	947,757	5.4	848,867	5.0
Retail & Wholesale	855,166	4.9	874,547	5.2
Real Estate	801,700	4.6	815,769	4.8
Transportation & Public Utilities	544,562	3.1	547,967	3.3
Construction	413,108	2.4	477,303	2.8
Other	4,365,231	25.1	3,952,655	23.4
Total Commercial non-mortgage	$17,410,062	100.0%	$16,885,475	100.0%
As illustrated above, the Company’s commercial non-mortgage portfolio is well diversified across industries, and concentrations are generally consistent from period to period. Any change in composition is consistent with the Company’s portfolio growth strategy.
The following tables summarize commercial real estate and multi-family loans by both geography and property type:

(In thousands)	At September 30, 2024		At December 31, 2023
Geography:	Amount	%	Amount	%
New York City	$7,675,832	35.4%	$7,482,324	35.4%
Other New York Counties	3,098,439	14.3	3,321,313	15.7
Connecticut	1,853,803	8.6	1,749,839	8.3
New Jersey	1,850,541	8.5	1,729,139	8.2
Massachusetts	1,332,119	6.1	1,338,936	6.3
Southeast	2,552,247	11.8	2,311,574	10.9
Other	3,328,396	15.3	3,224,607	15.2
Total Commercial real estate & Multi-family	$21,691,377	100.0%	$21,157,732	100.0%

Property Type:
Multi-family (1)	$7,067,154	32.6%	$7,587,970	35.9%
Industrial & Warehouse	3,750,303	17.3	3,467,859	16.4
Retail	1,679,600	7.7	1,765,512	8.3
Construction	1,536,889	7.1	1,442,621	6.8
Healthcare & Senior Living	1,485,306	6.9	1,576,511	7.5
Office	893,270	4.1	1,041,451	4.9
Hotel	462,958	2.1	489,379	2.3
Other	4,815,897	22.2	3,786,429	17.9
Total Commercial real estate & Multi-family	$21,691,377	100.0%	$21,157,732	100.0%
(1)Includes $1.4 billion and $1.3 billion of rent-regulated multi-family loans at September 30, 2024, and December 31, 2023, respectively.
Given the foundational change in office demand driven by the acceptance of remote work options, the commercial real estate market has experienced an increase in office property vacancies following the COVID-19 pandemic. As such, commercial real estate performance across the United States related to the office sector continues to be an area of uncertainty.
At September 30, 2024, the Company’s outstanding balance for commercial real estate office loans was $0.9 billion, or 1.7% of total loans and leases. In addition, at September 30, 2024, the Company has established reserves of $56.8 million against commercial real estate office loans. While the Company does anticipate ongoing change in the office sector, management believes that its reserve levels reflect the expected credit losses in the portfolio.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $52.1 million, or 8.2%, from $635.7 million at December 31, 2023, to $687.8 million at September 30, 2024, primarily due to the impact of the current macroeconomic environment on credit performance, risk rating migration, loan portfolio mix, and organic loan growth, partially offset by net charge-offs.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	At September 30, 2024		At December 31, 2023
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$260,011	37.8%	$211,699	33.3%
Asset-based	25,258	3.7	15,828	2.5
Commercial real estate	250,033	36.4	248,921	39.2
Multi-family	83,783	12.2	80,582	12.7
Equipment financing	16,573	2.4	20,633	3.2
Residential	27,083	3.9	29,739	4.7
Home equity	19,942	2.9	26,154	4.1
Other consumer	5,115	0.7	2,181	0.3
Total ACL on loans and leases	$687,798	100.0%	$635,737	100.0%
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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	At September 30, 2024	At December 31, 2023
Non-performing loans and leases (1)	$425,617	$209,544
Total loans and leases	51,947,015	50,726,052
Non-performing loans and leases as a percentage of loans and leases	0.82%	0.41%

Non-performing assets (1)	$427,274	$218,600
Total loans and leases	$51,947,015	$50,726,052
Add: OREO and repossessed assets	1,657	9,056
Total loans and leases plus OREO and repossessed assets	$51,948,672	$50,735,108
Non-performing assets as a percentage of loans and leases plus OREO and repossessed assets	0.82%	0.43%

Non-performing assets (1)	$427,274	$218,600
Total assets	79,453,900	74,945,249
Non-performing assets as a percentage of total assets	0.54%	0.29%

ACL on loans and leases	$687,798	$635,737
Non-performing loans and leases (1)	425,617	209,544
ACL on loans and leases as a percentage of non-performing loans and leases	161.60%	303.39%

ACL on loans and leases	$687,798	$635,737
Total loans and leases	51,947,015	50,726,052
ACL on loans and leases as a percentage of loans and leases	1.32%	1.25%

ACL on loans and leases	$687,798	$635,737
Net charge-offs (annualized)	141,391	108,086
Ratio of ACL on loans and leases to net charge-offs (annualized)	4.86x	5.88x
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.

The following table summarizes net charge-offs as an annualized percentage of average loans and leases for each category:

	At or for the three months ended September 30,
	2024			2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$9,551	$16,904,543	0.23%	$1,827	$17,077,110	0.04%
Asset-based	—	1,452,794	—	2,999	1,663,481	0.72
Commercial real estate	20,827	14,481,233	0.58	19,736	13,451,160	0.59
Multi-family	5,631	7,734,060	0.29	—	7,163,174	—
Equipment financing	(24)	1,261,715	(0.01)	2,506	1,479,821	0.68
Warehouse lending	—	—	—	—	282,845	—
Residential	(473)	8,390,613	(0.02)	(129)	8,200,938	(0.01)
Home equity	(799)	1,451,137	(0.22)	1,087	1,539,824	0.28
Other consumer	713	76,098	3.75	1,286	53,835	9.56
Total	$35,426	$51,752,193	0.27%	$29,312	$50,912,188	0.23%

	At or for the nine months ended September 30,
	2024			2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$53,201	$16,858,873	0.42%	$5,808	$16,936,954	0.05%
Asset-based	5,048	1,483,084	0.45	16,188	1,736,374	1.24
Commercial real estate	32,367	14,101,337	0.31	48,129	13,407,047	0.48
Multi-family	12,976	7,834,893	0.22	1,033	6,962,983	0.02
Equipment financing	3,297	1,273,690	0.35	1,667	1,556,090	0.14
Warehouse lending	—	—	—	—	417,950	—
Residential	(815)	8,289,757	(0.01)	(963)	8,088,625	(0.02)
Home equity	(2,648)	1,474,676	(0.24)	(146)	1,572,045	(0.01)
Other consumer	2,617	60,203	5.80	2,369	55,623	5.68
Total	$106,043	$51,376,513	0.28%	$74,085	$50,733,691	0.19%
(1)Percentage represents annualized year-to-date net charge-offs (recoveries) to average loans and leases within the comparable category.
Comparison to Prior Year Quarter
Net charge-offs increased $6.1 million, or 20.9%, to $35.4 million for the three months ended September 30, 2024, as compared to $29.3 million for the three months ended September 30, 2023, primarily due to increases in net charge-offs in the commercial non-mortgage and multi-family categories, partially offset by a decrease in net charge-offs in the asset-based lending category.
Comparison to Prior Year to Date
Net charge-offs increased $31.9 million, or 43.1%, to $106.0 million for the nine months ended September 30, 2024, as compared to $74.1 million for the nine months ended September 30, 2023, primarily due to increases in net charge-offs in the commercial non-mortgage and multi-family categories, partially offset by decreases in net charge-offs in the asset-based lending and commercial real estate categories.

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
At September 30, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities. Although regulatory agencies have not issued formal guidance mandating more stringent liquidity and capital requirements, the Company is anticipating a greater focus on the liquidity and capital adequacy of financial institutions in response to the high-profile bank failures that occurred in 2023 and related turmoil in the banking industry. The Company has taken appropriate measures to mitigate the risk that such requirements, if implemented, may have on its business, financial positions, and results of operations.
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
During the three and nine months ended September 30, 2024, the Bank paid $100.0 million and $400.0 million in dividends to the Holding Company, respectively. At September 30, 2024, there was $762.3 million of retained earnings available for the payment of dividends by the Bank to the Holding Company. On October 22, 2024, the Bank was approved to pay the Holding Company $200.0 million in dividends for the fourth quarter of 2024.
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
The quarterly cash dividend to common stockholders remained at $0.40 per common share for the three months ended
September 30, 2024. On October 22, 2024, it was announced that the Holding Company’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For the Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share, respectively, were declared. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Holding Company maintains a common stock repurchase program, which was approved by the Board of Directors, that authorizes management to purchase shares of its common stock in open market or privately negotiated transactions, through block trades, and pursuant to any adopted predetermined trading plan, subject to certain conditions. During the three months ended September 30, 2024, the Holding Company did not repurchase any shares of Webster common stock under the program. At September 30, 2024, the Holding Company’s remaining purchase authority was $228.0 million. In addition, the Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the three months ended September 30, 2024, the Company repurchased 5,502 shares at a weighted-average price of $45.10 per share, totaling $0.2 million, for this purpose.
Webster Bank Liquidity. The Bank’s primary source of funding is its core deposits. Including time deposits, the Bank had a loan to deposit ratio of 80.5% and 83.5% at September 30, 2024, and December 31, 2023, respectively.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At September 30, 2024, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.

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
Quantitative measures established by Basel III to ensure capital adequacy require the Holding Company and the Bank to maintain minimum ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Capital, as defined in the regulations. At September 30, 2024, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to quarter-end that would change this designation.
During the third quarter of 2024, the Company performed a risk-weighted asset optimization analysis of certain of its loan portfolios and off-balance sheet commitments to determine eligibility for reduced risk-weighting. As a result of this analysis, the Company experienced a reduction in risk-weighted assets of approximately $2.1 billion, which, in turn, resulted in increases to its CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, and Total Risk-Based Capital ratios of 41, 43, and 51 basis points, respectively, at September 30, 2024.
In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, capital ratios will phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2024, the Company is allowed 25% of the regulatory capital benefit as of December 31, 2021, with full absorption occurring in 2025. At September 30, 2024, the regulatory capital benefit allowed from the delayed CECL adoption resulted in a 3, 3, 3, and 2 basis point increase to the Holding Company’s and the Bank’s CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Capital, respectively. Both the Holding Company’s and the Bank’s regulatory ratios remain in excess of being well-capitalized, even without the regulatory capital benefit of the delayed CECL adoption impact.
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
Total deposits were $64.5 billion and $60.8 billion at September 30, 2024, and December 31, 2023, respectively. The
$3.7 billion increase is primarily due to an increase in interLINK money market sweep deposits, higher savings and interest-bearing checking account balances, which were due, in part, from seasonal net inflows, HSA deposit growth, and the addition of Ametros, partially offset by a decrease in brokered certificates of deposit.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended September 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,243,045	—%	$11,335,734	—%
Interest-bearing:
Checking	9,744,885	1.96	8,762,995	1.57
Health savings accounts	8,546,941	0.15	8,235,632	0.15
Money market	19,945,165	4.17	17,088,597	3.85
Savings	6,909,526	1.69	6,822,307	0.83
Time deposits	7,190,093	4.51	7,342,757	4.10
Total interest-bearing	52,336,610	2.82	48,252,288	2.44
Total average deposits	$62,579,655	2.36%	$59,588,022	1.96%

	Nine months ended September 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,327,076	—%	$11,775,500	—%
Interest-bearing:
Checking	9,475,927	1.89	8,826,074	1.37
Health savings accounts	8,560,303	0.15	8,259,408	0.15
Money market	18,905,798	4.16	15,154,298	3.42
Savings	6,845,957	1.50	7,461,886	0.69
Time deposits	7,508,481	4.60	6,192,415	3.66
Total interest-bearing	51,296,466	2.78	45,894,081	2.02
Total average deposits	$61,623,542	2.32%	$57,669,581	1.61%
Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion and affiliate deposits. At September 30, 2024, and December 31, 2023, total uninsured deposits as per regulatory reporting requirements and reported on Schedule RC-O of the Bank’s Call Report were $22.7 billion and $21.0 billion, respectively.

The following table summarizes uninsured deposits information at September 30, 2024, after certain exclusions:

(In thousands)	At September 30, 2024
Uninsured deposits, per regulatory reporting requirements	$22,745,086
Less: Affiliate deposits	(3,877,474)
Collateralized deposits	(5,677,567)
Uninsured deposits, after exclusions	$13,190,045

Immediately available liquidity (1)	$22,638,602
Uninsured deposits coverage	171.6%
(1)Reflects $11.1 billion and $9.2 billion of additional borrowing capacity from the FHLB and the FRB, respectively, and $2.4 billion of interest-bearing deposits held at FRB.
Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 20.4% of total deposits at September 30, 2024. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer facing, and therefore are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Quarterly Report on Form 10-Q, the Company’s uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and collateralized deposits, is consistent with the percentage reported at September 30, 2024.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	September 30, 2024
Portion of U.S. time deposits in excess of insurance limit	$522,148
Time deposits otherwise uninsured with a maturity of:
3 months or less	$251,896
Over 3 months through 6 months	240,689
Over 6 months through 12 months	28,797
Over 12 months	766
Additional information regarding period-end deposit balances and rates can be found within Note 6: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. The Bank’s primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowings were $4.1 billion and $3.9 billion at September 30, 2024, and December 31, 2023, respectively, and represented 5.2% of total assets. The $0.2 billion net increase is due to an increase of $0.7 billion in FHLB advances, partially offset by decreases of $0.3 billion, $0.1 billion, and $0.1 billion in securities sold under agreements to repurchase, fed funds purchased and long-term debt, respectively.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $0.1 billion and $0.4 billion at September 30, 2024, and December 31, 2023, respectively. The $0.3 billion decrease is primarily due to the maturity of a $216.3 million non-callable, fixed repurchase agreement in January 2024, along with a change in short-term funding mix.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. Due to a change in short-term funding mix, there were no federal funds purchased at September 30, 2024. Federal funds purchased totaled $0.1 billion at December 31, 2023.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $3.1 billion and $2.4 billion at September 30, 2024, and December 31, 2023, respectively. The $750.2 million increase is primarily due to a change in short-term funding mix.
Long-term debt consists of senior fixed-rate notes maturing in 2029, subordinated fixed-to-floating-rate notes maturing in 2029 and 2030, and floating-rate junior subordinated notes maturing in 2033. Long-term debt totaled $0.9 billion and $1.0 billion at September 30, 2024, and December 31, 2023, respectively. The $0.1 billion decrease is primarily due to the maturity of its 4.375% senior fixed-rate notes on February 15, 2024.
The Bank had additional borrowing capacity from the FHLB of $11.1 billion and $12.5 billion at September 30, 2024, and December 31, 2023, respectively. The Bank also had additional borrowing capacity from the FRB of $9.2 billion and $6.6 billion at September 30, 2024, and December 31, 2023, respectively. Unencumbered investment securities of $0.4 billion at September 30, 2024, could have been used for collateral on borrowings or to increase borrowing capacity by either $0.2 billion with the FHLB or $0.3 billion with the FRB.

The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended September 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$125,738	0.12%	$170,256	0.12%
FHLB advances	2,535,497	5.43	2,945,136	5.34
Long-term debt	911,834	3.56	1,051,380	3.70
Total average borrowings	$3,573,069	4.77%	$4,166,772	4.72%

	Nine months ended September 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$125,492	0.26%	$209,723	0.11%
Federal funds purchased	72,537	5.46	221,266	4.62
FHLB advances	2,551,535	5.47	5,104,372	5.09
Long-term debt	935,370	3.58	1,061,643	3.68
Total average borrowings	$3,684,934	4.82%	$6,597,004	4.69%
Additional information regarding period-end borrowings balances and rates can be found within Note 7: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of 11 district FHLBs, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for the Bank to maintain its membership and access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. The Bank held FHLB capital stock of $131.6 million and $99.0 million at September 30, 2024, and December 31, 2023, respectively. The most recent FHLB quarterly cash dividend was paid on November 4, 2024, in an amount equal to an annual yield of 8.36%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. The Bank held FRB capital stock of $229.2 million and $227.9 million at September 30, 2024, and December 31, 2023, respectively. The most recent FRB semi-annual cash dividend was paid on June 28, 2024, in an amount equal to an annual yield of 4.44%.
Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at September 30, 2024. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company’s current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$300,000	$300,000
Subordinated notes	—	—	—	—	—	499,000	499,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	2,700,000	400,000	—	222	218	9,765	3,110,205
Securities sold under agreements to repurchase	100,232	—	—	—	—	—	100,232
Time deposits	3,330,154	3,957,088	65,166	33,570	19,819	14,234	7,420,031
Operating lease liabilities	7,092	40,696	36,121	31,489	27,754	87,481	230,633
Contingent consideration	12,500	207	—	—	—	—	12,707
Royalty liabilities	8,678	1,560	—	—	—	—	10,238
Total contractual obligations	$6,158,656	$4,399,551	$101,287	$65,281	$47,791	$987,800	$11,760,366
(1)Interest payments on borrowings have been excluded.
In addition, in the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $12.6 billion at September 30, 2024, does not necessarily reflect future cash payments.

The Company also enters into commitments to invest in venture capital and private equity funds and tax credit structures to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $818.4 million at September 30, 2024. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
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
At September 30, 2024, the Company’s Condensed Consolidated Balance Sheet reflects a liability for uncertain tax positions of $13.9 million and $6.6 million of accrued interest and penalties, respectively. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. At September 30, 2024, the Company’s accrual for its estimated special assessment charge was $45.7 million, which is anticipated to be collected over a remainder of eight quarterly assessment periods. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose shortfall special assessments if actual losses exceed the amounts collected. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.
In connection with the completion of a multi-family securitization during the third quarter of 2024, the Company assumed an obligation to reimburse, or guarantee, losses incurred by the multi-family securitization trusts of up to 12% of the aggregate UPB of the loans at the time of sale. Essentially, this obligation represents a first credit loss enhancement provided by the Company. Based on the credit quality of the multi-family loans at the time of sale, among other factors, the Company estimated the fair value of its reimbursement obligation to be $3.3 million. However, in the event that value of the assets in the multi-family securitization trusts significantly declined, the Company’s maximum exposure to loss could be $36.4 million.
Additional information regarding credit-related financial instruments, the FDIC special assessment, alternative investments, and the multifamily securitization can be found within Note 16: Commitments and Contingencies, Note 10: Variable Interest Entities, and Note 2: Business Developments, respectively, in the Notes to the Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report. Additional information regarding defined benefit pension and other postretirement benefit plans and income taxes can be found within Note 19: Retirement Benefit Plans and Note 9: Income Taxes, respectively, in the Notes to the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
The Company measures interest rate risk using simulation analysis and asset/liability modeling software to calculate the earnings at risk and equity at risk. Essentially, interest rates are assumed to change up or down in a parallel fashion, and the net interest income results in each scenario are compared to a flat rate base scenario. The flat rate base scenario holds the end of period yield curve constant over a twelve-month forecast horizon. At September 30, 2024, and December 31, 2023, the flat rate base scenario assumed a federal funds rate of 5.00% and 5.50%, respectively. The federal funds rate target range was 4.75-5.00% at September 30, 2024, and 5.25-5.50% at December 31, 2023, respectively. Further, in the third quarter of 2024, other key model assumptions related to loan prepayment speeds, deposit beta, and average lives were updated based on the most recent studies. While these updates partially contributed to a change in asset/liability sensitivities, the overall impact to net interest income was not material.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company’s net interest income over a twelve-month period starting at September 30, 2024, and December 31, 2023, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
September 30, 2024	(2.0)%	(0.7)%	—%	0.2%	0.3%	0.5%
December 31, 2023	(7.2)%	(4.5)%	(2.0)%	1.7%	3.3%	5.4%
Asset sensitivity in terms of net interest income decreased at September 30, 2024, as compared to December 31, 2023, primarily due to changes in the overall balance sheet composition, which included an increase in fixed-rate investment securities as a result of securities repositioning in 2024, and an increase in higher cost deposit products, such as interLINK money market sweep deposits, certificates of deposit, and online savings.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company’s net interest income over a twelve-month period starting at September 30, 2024, and December 31, 2023:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2024	2.1%	1.1%	(0.8)%	(1.7)%	(2.3)%	(1.1)%	1.0%	2.0%
December 31, 2023	(1.8)%	(0.8)%	0.4%	0.7%	(2.3)%	(1.1)%	1.1%	2.2%
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
Sensitivity to the short end of the yield curve for net interest income changed from being asset sensitive to liability sensitive at September 30, 2024, as compared to December 31, 2023, primarily due to a change in deposit mix. As discussed above, in 2024, the Company experienced an increase in higher cost deposit products, such as interLINK money market sweep deposits, certificates of deposit, and online savings. In addition, the Company’s 2024 securities repositioning resulted in an increase in fixed-rate investment securities, further contributing to decreased asset sensitivity at the short end of the yield curve. Sensitivity to the long end of the yield curve generally remained unchanged from December 31, 2023, to September 30, 2024.
The following table summarizes the estimated economic value of assets and liabilities, and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at September 30, 2024, and December 31, 2023:

(Dollars in thousands)	Book Value	Estimated Economic Value	Estimated Economic Value Change
			-100bp	+100bp
September 30, 2024
Assets	$79,453,900	$74,744,991	$2,047,006	$(2,182,312)
Liabilities	70,255,850	62,938,567	2,247,866	(1,962,062)
Net	$9,198,050	$11,806,424	$(200,860)	$(220,250)
Net change as % base net economic value			(1.7)%	(1.9)%

December 31, 2023
Assets	$74,945,249	$70,356,779	$1,297,870	$(1,350,496)
Liabilities	66,255,253	61,722,480	1,960,088	(1,786,228)
Net	$8,689,996	$8,634,299	$(662,218)	$435,732
Net change as % base net economic value			(7.7)%	5.0%
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
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At September 30, 2024, and December 31, 2023, the Company’s duration gap was negative 0.4 years and negative 1.1 years, respectively. A negative duration gap implies that the duration of financial liabilities is longer than the duration of financial assets, and therefore, liabilities have more price sensitivity than assets and will reset their interest rates at a slower pace. Consequently, the Company’s net estimated economic value would generally be expected to increase when interest rates rise, as the benefit of the decreased value of financial liabilities would more than offset the decreased value of financial assets. The opposite would generally be expected to occur when interest rates fall. Earnings would also generally be expected to increase when interest rates rise, and decrease when interest rates fall over the long term, absent the effects of any new business booked in the future.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company’s interest rate risk position at September 30, 2024, represents a reasonable level of risk given the current interest rate outlook. The Company continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.
Additional information regarding the Company’s asset/liability management process can be found under the section captioned “Asset/Liability Management and Market Risk” contained in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended
December 31, 2023.

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

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(In thousands, except share data)	(Unaudited)
Assets:
Cash and due from banks	$721,261	$429,323
Interest-bearing deposits	2,476,290	1,286,472
Investment securities available-for-sale, at fair value	8,594,978	8,959,729
Investment securities held-to-maturity, net of allowance for credit losses of $171 and $209	8,565,936	7,074,588
Federal Home Loan Bank and Federal Reserve Bank stock	360,795	326,882
Loans held for sale ($478 and $2,610 valued under fair value option)	117,615	6,541
Loans and leases	51,947,015	50,726,052
Allowance for credit losses on loans and leases	(687,798)	(635,737)
Loans and leases, net	51,259,217	50,090,315
Deferred tax assets, net	273,174	369,212
Premises and equipment, net	411,070	429,561
Goodwill	2,868,068	2,631,465
Other intangible assets, net	343,982	203,135
Cash surrender value of life insurance policies	1,247,624	1,247,938
Accrued interest receivable and other assets	2,213,890	1,890,088
Total assets	$79,453,900	$74,945,249
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$10,744,524	$10,732,516
Interest-bearing	53,769,906	50,051,768
Total deposits	64,514,430	60,784,284
Securities sold under agreements to repurchase and other borrowings	100,232	458,387
Federal Home Loan Bank advances	3,110,205	2,360,018
Long-term debt	910,963	1,048,820
Accrued expenses and other liabilities	1,620,020	1,603,744
Total liabilities	70,255,850	66,255,253
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares	1,828	1,828
Paid-in capital	6,166,150	6,179,753
Retained earnings	3,654,363	3,282,530
Treasury stock, at cost—11,349,581 and 10,756,089 shares	(535,027)	(507,523)
Accumulated other comprehensive (loss), net of tax	(373,243)	(550,571)
Total stockholders’ equity	9,198,050	8,689,996
Total liabilities and stockholders’ equity	$79,453,900	$74,945,249
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest Income:
Interest and fees on loans and leases	$809,184	$793,626	$2,399,326	$2,281,955
Taxable interest on investment securities	168,583	99,884	454,242	281,234
Non-taxable interest on investment securities	8,139	13,511	30,892	40,730
Loans held for sale	5,400	17	11,075	454
Other interest and dividends	12,757	23,751	36,664	90,740
Total interest income	1,004,063	930,789	2,932,199	2,695,113
Interest Expense:
Deposits	371,075	293,955	1,068,309	695,625
Securities sold under agreements to repurchase and other borrowings	38	50	3,260	7,940
Federal Home Loan Bank advances	35,172	40,196	106,266	196,878
Long-term debt	7,895	9,452	24,445	28,422
Total interest expense	414,180	343,653	1,202,280	928,865
Net interest income	589,883	587,136	1,729,919	1,766,248
Provision for credit losses	54,000	36,500	158,500	114,747
Net interest income after provision for credit losses	535,883	550,636	1,571,419	1,651,501
Non-interest Income:
Deposit service fees	38,863	41,005	122,479	131,859
Loan and lease related fees	18,513	19,966	57,614	63,499
Wealth and investment services	8,367	7,254	24,847	21,232
Cash surrender value of life insurance policies	8,020	6,620	20,325	19,641
(Loss) on sale of investment securities, net	(19,597)	—	(79,338)	(16,795)
Other income	3,575	15,537	53,465	31,086
Total non-interest income	57,741	90,382	199,392	250,522
Non-interest Expense:
Compensation and benefits	194,736	180,333	570,126	526,838
Occupancy	18,879	18,617	53,421	59,042
Technology and equipment	56,696	55,261	147,835	151,442
Intangible assets amortization	8,491	8,899	26,401	27,589
Marketing	4,224	4,810	12,612	13,446
Professional and outside services	16,001	26,874	43,048	88,693
Deposit insurance	13,555	13,310	52,843	39,356
Other expense	36,376	54,474	104,616	132,728
Total non-interest expense	348,958	362,578	1,010,902	1,039,134
Income before income taxes	244,666	278,440	759,909	862,889
Income tax expense	51,681	51,965	168,968	180,442
Net income	192,985	226,475	590,941	682,447
Preferred stock dividends	4,162	4,162	12,487	12,487
Net income available to common stockholders	$188,823	$222,313	$578,454	$669,960

Earnings per common share:
Basic	$1.10	$1.29	$3.37	$3.85
Diluted	1.10	1.28	3.36	3.85
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Net income	$192,985	$226,475	$590,941	$682,447
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale	208,516	(174,594)	162,436	(188,013)
Derivative instruments	46,059	(22,711)	14,460	(48,860)
Defined benefit pension and other postretirement benefit plans	81	349	432	6,054
Other comprehensive income (loss), net of tax	254,656	(196,956)	177,328	(230,819)
Comprehensive income	$447,641	$29,519	$768,269	$451,628
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	At or for the three months ended September 30, 2024
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at June 30, 2024	$283,979	$1,828	$6,153,286	$3,534,351	$(536,277)	$(627,899)	$8,809,268
Net income	—	—	—	192,985	—	—	192,985
Other comprehensive income, net of tax	—	—	—	—	—	254,656	254,656
Common stock dividends and equivalents—$0.40 per share	—	—	—	(68,811)	—	—	(68,811)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	12,864	—	1,496	—	14,360
Common shares acquired from stock compensation plan activity	—	—	—	—	(250)	—	(250)
Common stock repurchase program	—	—	—	—	4	—	4
Balance at September 30, 2024	$283,979	$1,828	$6,166,150	$3,654,363	$(535,027)	$(373,243)	$9,198,050

	At or for the three months ended September 30, 2023
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at June 30, 2023	$283,979	$1,828	$6,150,713	$3,017,445	$(455,416)	$(718,823)	$8,279,726
Net income	—	—	—	226,475	—	—	226,475
Other comprehensive (loss), net of tax	—	—	—	—	—	(196,956)	(196,956)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(69,428)	—	—	(69,428)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	14,133	—	250	—	14,383
Common shares acquired from stock compensation plan activity	—	—	—	—	(361)	—	(361)
Common stock repurchase program	—	—	—	—	(50,476)	—	(50,476)
Balance at September 30, 2023	$283,979	$1,828	$6,164,846	$3,170,330	$(506,003)	$(915,779)	$8,199,201

	At or for the nine months ended September 30, 2024
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2023	$283,979	$1,828	$6,179,753	$3,282,530	$(507,523)	$(550,571)	$8,689,996
Net income	—	—	—	590,941	—	—	590,941
Other comprehensive income, net of tax	—	—	—	—	—	177,328	177,328
Common stock dividends and equivalents—$1.20 per share	—	—	—	(206,621)	—	—	(206,621)
Series F preferred stock dividends—$984.38 per share	—	—	—	(5,906)	—	—	(5,906)
Series G preferred stock dividends—$48.75 per share	—	—	—	(6,581)	—	—	(6,581)
Stock-based compensation	—	—	(13,603)	—	55,156	—	41,553
Common shares acquired from stock compensation plan activity	—	—	—	—	(16,869)	—	(16,869)
Common stock repurchase program	—	—	—	—	(65,791)	—	(65,791)
Balance at September 30, 2024	$283,979	$1,828	$6,166,150	$3,654,363	$(535,027)	$(373,243)	$9,198,050

	At or for the nine months ended September 30, 2023
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2022	$283,979	$1,828	$6,173,240	$2,713,861	$(431,762)	$(684,960)	$8,056,186
Adoption of ASU No. 2022-02	—	—	—	(4,245)	—	—	(4,245)
Net income	—	—	—	682,447	—	—	682,447
Other comprehensive (loss), net of tax	—	—	—	—	—	(230,819)	(230,819)
Common stock dividends and equivalents—$1.20 per share	—	—	—	(209,246)	—	—	(209,246)
Series F preferred stock dividends—$984.38 per share	—	—	—	(5,906)	—	—	(5,906)
Series G preferred stock dividends—$48.75 per share	—	—	—	(6,581)	—	—	(6,581)
Stock-based compensation	—	—	(6,368)	—	46,563	—	40,195
Exercise of stock options	—	—	(2,026)	—	3,749	—	1,723
Common shares acquired from stock compensation plan activity	—	—	—	—	(15,765)	—	(15,765)
Common stock repurchase program	—	—	—	—	(108,788)	—	(108,788)
Balance at September 30, 2023	$283,979	$1,828	$6,164,846	$3,170,330	$(506,003)	$(915,779)	$8,199,201
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2024	2023
Operating Activities:
Net income	$590,941	$682,447
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	158,500	114,747
Deferred income tax (benefit)	(5,495)	(27,986)
Stock-based compensation	41,553	40,195
Depreciation and amortization of property and equipment and intangible assets	52,628	58,649
Net (accretion) and amortization of interest-earning assets and borrowings	(59,789)	(15,787)
Amortization of low-income housing tax credit investments	63,844	54,284
Reduction of right-of-use lease assets	23,910	24,228
Loss on sale of investment securities, net	79,338	16,795
Originations of loans held for sale	(5,236)	(9,900)
Proceeds from sale of loans held for sale	6,660	11,250
Net loss on sale of factored receivables portfolio	15,977	—
Net (gain) on sale of mortgage servicing rights	(11,655)	—
(Increase) in cash surrender value of life insurance policies	(20,325)	(19,641)
Other operating activities, net	(22,460)	(1,136)
Net (increase) in loans held for sale	(33,472)	—
Net (increase) decrease in derivative contract assets and liabilities	(120,933)	94,600
Net decrease (increase) in accrued interest receivable and other assets	198,151	(3,183)
Net (decrease) in accrued expenses and other liabilities	(439,153)	(128,728)
Net cash provided by operating activities	512,984	890,834
Investing Activities:
Purchases of available-for-sale securities	(1,631,620)	(930,546)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	608,524	456,384
Proceeds from sale of available-for-sale securities	1,538,030	398,296
Purchases of held-to-maturity securities	(1,778,098)	(619,957)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	320,439	312,720
Net (increase) decrease in Federal Home Loan Bank and Federal Reserve Bank stock	(33,913)	139,815
Alternative investments (capital calls), net of distributions	(16,735)	(18,095)
Net (increase) in loans	(1,982,260)	(905,906)
Proceeds from sale of loans not originated for sale	567,729	512,622
Proceeds from sale of mortgage servicing rights	18,310	—
Proceeds from sale of foreclosed properties and repossessed assets	6,962	4,443
Proceeds from sale of property and equipment	4,417	4,145
Additions to property and equipment	(23,505)	(33,980)
Proceeds from life insurance policies	28,247	17,207
Net cash paid for acquisition of Ametros	(359,460)	—
Net cash paid for acquisition of interLINK	—	(157,646)
Net cash (used for) investing activities	(2,732,933)	(820,498)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2024	2023
Financing Activities:
Net increase in deposits	3,747,738	6,267,722
Net increase (decrease) in Federal Home Loan Bank advances	750,187	(3,650,334)
Net (decrease) in securities sold under agreements to repurchase and other borrowings	(358,155)	(994,339)
Repayment of long-term debt	(132,550)	(16,752)
Payment of contingent consideration	(4,050)	—
Dividends paid to common stockholders	(206,707)	(209,333)
Dividends paid to preferred stockholders	(12,487)	(12,487)
Exercise of stock options	—	1,723
Common stock repurchase program	(65,402)	(107,983)
Common shares acquired related to stock compensation plan activity	(16,869)	(15,765)
Net cash provided by financing activities	3,701,705	1,262,452
Net (decrease) increase in cash and cash equivalents	1,481,756	1,332,788
Cash and cash equivalents, beginning of period	1,715,795	839,943
Cash and cash equivalents, end of period	$3,197,551	$2,172,731

Supplemental disclosure of cash flow information:
Interest paid	$1,234,838	$877,678
Income taxes paid	110,302	213,796
Non-cash investing and financing activities:
Transfer of loans and leases to foreclosed properties and repossessed assets	$2,305	$4,091
Transfer of returned lease equipment to assets held for sale	4,942	—
Transfer of loans and leases to loans held for sale	652,823	557,462
Acquisition of Ametros:
Tangible assets acquired	256,957	—
Goodwill and other intangible assets	417,085	—
Liabilities assumed	299,507	—
Forgiveness of long-term debt	12,875	—
Pre-existing equity interest	2,200	—
Acquisition of interLINK:
Tangible assets acquired	—	6,417
Goodwill and other intangible assets	—	183,216
Liabilities assumed	—	15,948
Contingent consideration	—	16,039
Acquisition of Bend:
Tangible assets acquired	—	294
Goodwill and other intangible assets	—	(294)
Merger with Sterling:
Tangible assets acquired	—	17,607
Goodwill and other intangible assets	—	(25,561)
Liabilities assumed	—	(7,954)
See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1: Basis of Presentation and Accounting Standards Updates
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
The Update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements, in which, upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating this guidance, which it will adopt in the fourth quarter of 2024, to determine the impact on its segment reporting disclosures.

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
The Company considers its valuations of other intangible assets, deferred taxes, and certain other assets and other liabilities to be provisional, as management continues to identify and assess information regarding the nature of these assets acquired and liabilities assumed, including extended information gathering and management review procedures. Although the Company believes that the information available as of September 30, 2024, provides a reasonable basis for estimating fair value, it is possible that additional information becomes available during the one-year measurement period following the close of the acquisition, which could result in changes to the fair values presented.
The results of operations related to the acquired Ametros business are included in the Company’s Condensed Consolidated Statements of Income subsequent to the acquisition date, and were not material for the three and nine months ended September 30, 2024.

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
Multi-family Securitization
On September 30, 2024, the Company completed a multi-family securitization, in which it transferred $303.9 million of multi-family loans ($302.5 million carrying amount plus $1.4 million accrued interest receivable) to a third-party depositor, who placed the multi-family loans into a third-party trust, in exchange for net cash proceeds of $311.6 million. Through a two-step process, pass-through certificates were issued, which are secured by the multi-family loans and guaranteed by Freddie Mac. The transfer of the multi-family loans was accounted for as a sale in accordance with ASC 860, Transfers and Servicing. Servicing rights were not retained.
Per the terms of the securitization agreement, the Company assumed an obligation to reimburse Freddie Mac for any payments made under Freddie Mac’s guarantee of the certificates. The reimbursement obligation covers losses up to 12% of the aggregate UPB of the multi-family loans at the time of sale, and is secured in full by an irrevocable letter of credit issued by the FHLB. Essentially, this reimbursement obligation represents a first credit loss enhancement provided by the Company to Freddie Mac. Based on the credit quality of the multi-family loans at the time of sale, among other factors, the Company estimated the fair value of its reimbursement obligation to be $3.3 million. The fair value of the reimbursement obligation is included in Accrued expenses and other liabilities on the Condensed Consolidated Balance Sheets.
Including the reimbursement obligation, the transaction resulted in a net gain on sale of $4.4 million, which is included in Other income on the Condensed Consolidated Statements of Income.
Until the Company’s obligation to reimburse Freddie Mac for the first 12% of losses is reduced to 25% of the initial amount, it may have the option to exercise certain contingent repurchase rights over the transferred multi-family loans, unless it elects to waive or assign those rights. At the time of sale, the Company does not intend to repurchase any of the multi-family loans.
Held-for-Sale Payroll Finance Portfolio and Sale of Factored Receivables Portfolio
In March 2024, the Company initiated a plan to actively sell its payroll finance and factored receivables loan portfolios, along with the related customer contracts. This decision was a direct result of the Company’s continuous reassessment of its strategic model in an effort to identify opportunities to improve its core financial products and services.
On September 27, 2024, the Company sold its factored receivables loan portfolio of $124.1 million, and the related customer contracts, for proceeds of $129.2 million. After the write-off of the factored receivables customer relationship intangible asset, which had a net carrying amount of $19.7 million, less $1.3 million of selling costs, the sale of assets resulted in a $16.0 million net loss on sale. The net loss is included in Other income on the Condensed Consolidated Statements of Income and in the Corporate and Reconciling category for segment reporting purposes in accordance with the Company’s methodology.
As of the third quarter of 2024, the Company still intends to sell its payroll finance loan portfolio, which had a carrying amount of $117.1 million at September 30, 2024. Accordingly, the portfolio remains classified as held for sale, and therefore, is included in Loans held for sale on the Condensed Consolidated Balance Sheets.
Joint Venture with Marathon Asset Management
On July 19, 2024, the Company entered into an agreement with Marathon Asset Management to form a private credit joint venture which will deliver direct lending solutions for sponsor-backed middle market companies across the country.

Sale of Mortgage Servicing Rights
On February 12, 2024, the Company sold the majority of its mortgage servicing portfolio, which comprised 9,184 individual mortgage loans with an aggregate UPB of $1.4 billion. In connection with the sale, the Company received net cash proceeds of $18.4 million and derecognized $6.7 million of mortgage servicing rights from Accrued interest receivable and other assets on the Condensed Consolidated Balance Sheet. The resulting $11.7 million net gain on sale of mortgage servicing rights is included in Other income on the Condensed Consolidated Statements of Income.
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

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	At September 30, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Government agency debentures	$302,358	$—	$(27,533)	$274,825
Municipal bonds and notes	203,162	22	(12,202)	190,982
Agency CMO	45,724	—	(2,705)	43,019
Agency MBS	4,115,543	50,987	(194,350)	3,972,180
Agency CMBS	2,970,365	31,874	(265,404)	2,736,835
CMBS	709,793	112	(13,095)	696,810
Corporate debt	679,659	283	(50,826)	629,116
Private label MBS	44,651	—	(2,817)	41,834
Other	9,849	—	(472)	9,377
Total available-for-sale	$9,081,104	$83,278	$(569,404)	$8,594,978

	At December 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Government agency debentures	$302,212	$—	$(37,579)	$264,633
Municipal bonds and notes	1,626,126	8	(52,901)	1,573,233
Agency CMO	52,994	—	(4,053)	48,941
Agency MBS	3,568,140	32,461	(253,503)	3,347,098
Agency CMBS	2,569,438	18,204	(299,571)	2,288,071
CMBS	788,478	—	(24,729)	763,749
Corporate debt	704,569	—	(82,414)	622,155
Private label MBS	46,635	—	(3,827)	42,808
Other	9,830	—	(789)	9,041
Total available-for-sale	$9,668,422	$50,673	$(759,366)	$8,959,729
(1)Accrued interest receivable on available-for-sale securities of $34.5 million and $42.5 million at September 30, 2024, and December 31, 2023, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	At September 30, 2024
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$274,825	$(27,533)	19	$274,825	$(27,533)
Municipal bonds and notes	706	—	179,577	(12,202)	84	180,283	(12,202)
Agency CMO	—	—	43,019	(2,705)	35	43,019	(2,705)
Agency MBS	25,301	(189)	1,656,239	(194,161)	362	1,681,540	(194,350)
Agency CMBS	51,045	(335)	1,624,626	(265,069)	134	1,675,671	(265,404)
CMBS	—	—	602,858	(13,095)	39	602,858	(13,095)
Corporate debt	—	—	614,519	(50,826)	85	614,519	(50,826)
Private label MBS	—	—	41,834	(2,817)	3	41,834	(2,817)
Other	—	—	9,377	(472)	2	9,377	(472)
Total	$77,052	$(524)	$5,046,874	$(568,880)	763	$5,123,926	$(569,404)

	At December 31, 2023
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$264,633	$(37,579)	19	$264,633	$(37,579)
Municipal bonds and notes	18,066	(124)	1,536,656	(52,777)	386	1,554,722	(52,901)
Agency CMO	—	—	48,941	(4,053)	36	48,941	(4,053)
Agency MBS	71,187	(272)	1,945,221	(253,231)	457	2,016,408	(253,503)
Agency CMBS	430,070	(16,137)	1,314,681	(283,434)	145	1,744,751	(299,571)
CMBS	43,844	(856)	719,905	(23,873)	42	763,749	(24,729)
Corporate debt	4,278	(27)	617,877	(82,387)	91	622,155	(82,414)
Private label MBS	—	—	42,808	(3,827)	3	42,808	(3,827)
Other	—	—	9,041	(789)	2	9,041	(789)
Total	$567,445	$(17,416)	$6,499,763	$(741,950)	1,181	$7,067,208	$(759,366)
The $190.0 million decrease in gross unrealized losses from December 31, 2023, to September 30, 2024, is primarily due to lower interest rates, as well as net realized losses from sales of available-for-sale securities. The Company assesses each available-for-sale security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis is a result of a credit loss or other factors. At both September 30, 2024, and December 31, 2023, no ACL was recorded on available-for-sale securities as each of the securities in the Company’s portfolio are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for convexity, rating, and industry differences.
As of September 30, 2024, based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities with unrealized loss positions through the anticipated recovery period. The issuers of these available-for-sale securities have not, to the Company’s knowledge, established any cause for default. Market prices are expected to approach par as the securities approach maturity.
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	At September 30, 2024
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$27,407	$27,190
After 1 year through 5 years	363,330	350,935
After 5 through 10 years	570,885	524,547
After 10 years	8,119,482	7,692,306
Total available-for-sale	$9,081,104	$8,594,978
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
The following table summarizes information related to sales of available-for-sales securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Proceeds from sales	$284,698	$—	$1,538,030	$398,295

Gross realized gains	$—	$—	$2,240	$—
Gross realized losses (1)	(19,597)	—	(84,148)	(20,531)
(1)For the nine months ended September 30, 2024, and 2023, respectively, $2.6 million and $3.8 million of the gross realized losses were attributed to a decline in credit quality. Accordingly, these amounts have been included in the Provision for credit losses on the accompanying Condensed Consolidated Statements of Income. The $79.3 million and $16.8 million included in non-interest income for the nine months ended September 30, 2024, and 2023, respectively, reflect the amounts that were not attributed to a decline in credit quality. There were no gross realized losses included in the Provision for credit losses for the three months ended September 30, 2024.

Other Information
The following table summarizes the carrying value of available-for-sale securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At September 30, 2024	At December 31, 2023
Pledged for deposits	$1,936,253	$2,102,115
Pledged for borrowings and other	6,216,117	6,111,430
Total available-for-sale securities pledged	$8,152,370	$8,213,545
Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	At September 30, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$20,753	$—	$(1,282)	$19,471	$—	$20,753
Agency MBS	3,207,275	24,719	(239,695)	2,992,299	—	3,207,275
Agency CMBS	4,365,634	40,366	(475,879)	3,930,121	—	4,365,634
Municipal bonds and notes	903,105	1,913	(23,663)	881,355	171	902,934
CMBS	69,340	—	(3,470)	65,870	—	69,340
Total held-to-maturity	$8,566,107	$66,998	$(743,989)	$7,889,116	$171	$8,565,936

	At December 31, 2023
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance	Net Carrying Value
Agency CMO	$23,470	$—	$(1,728)	$21,742	$—	$23,470
Agency MBS	2,409,521	1,141	(284,776)	2,125,886	—	2,409,521
Agency CMBS	3,625,627	18,586	(514,534)	3,129,679	—	3,625,627
Municipal bonds and notes	916,104	2,440	(24,877)	893,667	209	915,895
CMBS	100,075	—	(6,426)	93,649	—	100,075
Total held-to-maturity	$7,074,797	$22,167	$(832,341)	$6,264,623	$209	$7,074,588
(1)Accrued interest receivable on held-to-maturity securities of $26.4 million and $24.9 million at September 30, 2024, and December 31, 2023, respectively, is excluded from amortized cost and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
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
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Balance, beginning of period	$182	$216	$209	$182
(Benefit) provision for credit losses	(11)	(13)	(38)	21
Balance, end of period	$171	$203	$171	$203
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	At September 30, 2024
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$39,418	$39,402
After 1 year through 5 years	151,171	144,784
After 5 through 10 years	259,642	255,799
After 10 years	8,115,876	7,449,131
Total held-to-maturity	$8,566,107	$7,889,116
Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.

Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by Standard & Poor’s Rating Services, Moody’s Investor Services, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade held-to-maturity securities at either September 30, 2024, or December 31, 2023. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	At September 30, 2024
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A3	Not Rated
Agency CMO	$—	$20,753	$—	$—	$—	$—	$—
Agency MBS	—	3,207,275	—	—	—	—	—
Agency CMBS	—	4,365,634	—	—	—	—	—
Municipal bonds and notes	341,729	158,735	245,150	110,733	27,794	4,165	14,799
CMBS	69,340	—	—	—	—	—	—
Total held-to-maturity	$411,069	$7,752,397	$245,150	$110,733	$27,794	$4,165	$14,799

	At December 31, 2023
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A3	Not Rated
Agency CMO	$—	$23,470	$—	$—	$—	$—	$—
Agency MBS	—	2,409,521	—	—	—	—	—
Agency CMBS	—	3,625,627	—	—	—	—	—
Municipal bonds and notes	333,479	162,615	253,671	115,404	32,732	4,165	14,038
CMBS	100,075	—	—	—	—	—	—
Total held-to-maturity	$433,554	$6,221,233	$253,671	$115,404	$32,732	$4,165	$14,038
At both September 30, 2024, and December 31, 2023, there were no held-to-maturity securities past due under the terms of their agreements nor in non-accrual status.
Other Information
The following table summarizes the carrying value of held-to-maturity securities pledged for deposits, borrowings, and other purposes:

(In thousands)	At September 30, 2024	At December 31, 2023
Pledged for deposits	$2,155,063	$1,212,824
Pledged for borrowings and other	6,344,307	5,582,379
Total held-to-maturity securities pledged	$8,499,370	$6,795,203

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	At September 30, 2024	At December 31, 2023
Commercial non-mortgage	$17,410,062	$16,885,475
Asset-based	1,463,903	1,557,841
Commercial real estate	14,624,223	13,569,762
Multi-family	7,067,154	7,587,970
Equipment financing	1,247,027	1,328,786
Commercial portfolio	41,812,369	40,929,834
Residential	8,576,612	8,227,923
Home equity	1,443,833	1,516,955
Other consumer	114,201	51,340
Consumer portfolio	10,134,646	9,796,218
Loans and leases	$51,947,015	$50,726,052
The carrying amount of loans and leases at September 30, 2024, and December 31, 2023, includes net unamortized
(discounts)/premiums and net unamortized deferred (fees)/costs totaling $(13.0) million and $(33.8) million, respectively. Accrued interest receivable of $279.2 million and $270.4 million at September 30, 2024, and December 31, 2023, respectively, is excluded from the carrying amount of loans and leases and is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
At September 30, 2024, the Company had pledged $18.0 billion and $2.1 billion of eligible loans as collateral to support borrowing capacity at the FHLB and FRB, respectively.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	At September 30, 2024
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$27,873	$800	$71	$201,274	$230,018	$17,180,044	$17,410,062
Asset-based	—	—	—	29,762	29,762	1,434,141	1,463,903
Commercial real estate	4,632	5,905	—	141,975	152,512	14,471,711	14,624,223
Multi-family	25,550	—	—	6,205	31,755	7,035,399	7,067,154
Equipment financing	15,278	1,246	—	13,298	29,822	1,217,205	1,247,027
Commercial portfolio	73,333	7,951	71	392,514	473,869	41,338,500	41,812,369
Residential	12,047	6,141	—	9,328	27,516	8,549,096	8,576,612
Home equity	7,382	1,993	—	20,611	29,986	1,413,847	1,443,833
Other consumer	135	20	—	114	269	113,932	114,201
Consumer portfolio	19,564	8,154	—	30,053	57,771	10,076,875	10,134,646
Total	$92,897	$16,105	$71	$422,567	$531,640	$51,415,375	$51,947,015
(1)At September 30, 2024, there were $29.6 million commercial loans that had reached their contractual maturity but were actively in the process of being refinanced with the Company. Due to the status of the refinancing, these commercial loans have been reported as current in the table above. In October 2024, all of such commercial loans were approved and refinanced.

	At December 31, 2023
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$2,270	$890	$94	$122,855	$126,109	$16,759,366	$16,885,475
Asset-based	—	—	—	35,068	35,068	1,522,773	1,557,841
Commercial real estate	1,459	—	184	11,383	13,026	13,556,736	13,569,762
Multi-family	5,198	2,340	—	—	7,538	7,580,432	7,587,970
Equipment financing	3,966	8	—	9,828	13,802	1,314,984	1,328,786
Commercial portfolio	12,893	3,238	278	179,134	195,543	40,734,291	40,929,834
Residential	14,894	6,218	—	5,704	26,816	8,201,107	8,227,923
Home equity	5,676	3,285	—	23,545	32,506	1,484,449	1,516,955
Other consumer	410	94	—	142	646	50,694	51,340
Consumer portfolio	20,980	9,597	—	29,391	59,968	9,736,250	9,796,218
Total	$33,873	$12,835	$278	$208,525	$255,511	$50,470,541	$50,726,052

The following table provides additional information on non-accrual loans and leases:

	At September 30, 2024		At December 31, 2023
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$201,274	$13,340	$122,855	$20,066
Asset-based	29,762	1,080	35,068	1,330
Commercial real estate	141,975	48,678	11,383	2,681
Multi-family	6,205	6,109	—	—
Equipment financing	13,298	1,092	9,828	1,584
Commercial portfolio	392,514	70,299	179,134	25,661
Residential	9,328	4,328	5,704	856
Home equity	20,611	12,243	23,545	12,471
Other consumer	114	3	142	49
Consumer portfolio	30,053	16,574	29,391	13,376
Total	$422,567	$86,873	$208,525	$39,037
Additional interest income on non-accrual loans and leases that would have been recognized in the Condensed Consolidated Statements of Income had such loans and leases been current in accordance with their contractual terms was $13.7 million and $7.8 million for the three months ended September 30, 2024, and 2023, respectively, and $28.9 million and $18.6 million for the nine months ended September 30, 2024, and 2023, respectively.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	At or for the three months ended September 30,
	2024			2023
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$621,720	$47,635	$669,355	$572,653	$56,258	$628,911
Provision (benefit)	49,923	3,946	53,869	38,908	(3,069)	35,839
Charge-offs	(36,362)	(997)	(37,359)	(27,360)	(3,642)	(31,002)
Recoveries	377	1,556	1,933	292	1,398	1,690
Balance, end of period	$635,658	$52,140	$687,798	$584,493	$50,945	$635,438

	At or for the nine months ended September 30,
	2024			2023
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$577,663	$58,074	$635,737	$533,125	$61,616	$594,741
Adoption of ASU No. 2022-02	—	—	—	7,704	(1,831)	5,873
Provision (benefit)	164,884	(6,780)	158,104	116,489	(7,580)	108,909
Charge-offs	(108,179)	(3,745)	(111,924)	(75,715)	(5,825)	(81,540)
Recoveries	1,290	4,591	5,881	2,890	4,565	7,455
Balance, end of period	$635,658	$52,140	$687,798	$584,493	$50,945	$635,438
Individually evaluated for credit losses	70,489	651	71,140	40,756	6,421	47,177
Collectively evaluated for credit losses	$565,169	$51,489	$616,658	$543,737	$44,524	$588,261

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

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	At September 30, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$2,227,475	$2,136,476	$3,231,956	$1,112,368	$625,736	$1,251,279	$5,740,365	$16,325,655
Special mention	30,056	61,614	110,319	77,877	37,745	6,614	44,739	368,964
Substandard	25,985	159,538	192,397	81,165	18,697	64,904	172,739	715,425
Doubtful	—	—	—	1	—	16	1	18
Total commercial non-mortgage	2,283,516	2,357,628	3,534,672	1,271,411	682,178	1,322,813	5,957,844	17,410,062
Current period gross write-offs	—	5,212	26,953	10,619	3,842	3,003	4,625	54,254
Asset-based:
Risk rating:
Pass	1,300	11,121	—	—	—	20,813	1,203,689	1,236,923
Special mention	—	12	—	—	—	5,491	90,369	95,872
Substandard	—	3,173	—	—	—	1,870	126,065	131,108
Total asset-based	1,300	14,306	—	—	—	28,174	1,420,123	1,463,903
Current period gross write-offs	—	—	—	—	—	—	5,049	5,049
Commercial real estate:
Risk rating:
Pass	1,429,531	2,372,434	3,497,373	1,578,183	1,013,834	3,612,783	192,998	13,697,136
Special mention	—	72,845	72,288	95,443	54,427	88,926	7,641	391,570
Substandard	—	48,848	16,966	58,708	108,363	301,421	1,211	535,517
Total commercial real estate	1,429,531	2,494,127	3,586,627	1,732,334	1,176,624	4,003,130	201,850	14,624,223
Current period gross write-offs	—	855	1,244	1,578	15,477	13,368	—	32,522
Multi-family:
Risk rating:
Pass	561,027	1,437,177	1,387,273	899,371	303,485	2,220,181	16,981	6,825,495
Special mention	—	—	93,391	20,446	31,717	4,584	—	150,138
Substandard	—	—	—	30,493	33,051	27,977	—	91,521
Total multi-family	561,027	1,437,177	1,480,664	950,310	368,253	2,252,742	16,981	7,067,154
Current period gross write-offs	—	—	—	1,574	—	11,402	—	12,976
Equipment financing:
Risk rating:
Pass	269,798	252,544	225,575	152,853	106,450	149,338	—	1,156,558
Special mention	1,353	4,646	2,092	4,483	445	520	—	13,539
Substandard	297	27,604	19,979	13,779	5,694	9,577	—	76,930
Total equipment financing	271,448	284,794	247,646	171,115	112,589	159,435	—	1,247,027
Current period gross write-offs	—	—	—	—	—	3,378	—	3,378
Total commercial portfolio	4,546,822	6,588,032	8,849,609	4,125,170	2,339,644	7,766,294	7,596,798	41,812,369
Current period gross write-offs	$—	$6,067	$28,197	$13,771	$19,319	$31,151	$9,674	$108,179

	At December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Pass	$2,602,444	$4,089,327	$1,371,139	$711,362	$610,199	$952,097	$5,970,588	$16,307,156
Special mention	15,184	60,240	61,235	33,111	—	720	48,561	219,051
Substandard	48,849	104,087	23,258	28,222	44,612	30,426	79,778	359,232
Doubtful	—	8	—	—	3	25	—	36
Total commercial non-mortgage	2,666,477	4,253,662	1,455,632	772,695	654,814	983,268	6,098,927	16,885,475
Current period gross write-offs	325	7,637	1,775	512	969	4,391	—	15,609
Asset-based:
Pass	23,007	—	—	—	3,280	34,999	1,333,271	1,394,557
Special mention	651	763	—	—	3,676	—	29,610	34,700
Substandard	—	—	—	—	1,330	—	127,254	128,584
Total asset-based	23,658	763	—	—	8,286	34,999	1,490,135	1,557,841
Current period gross write-offs	—	—	—	—	13,189	3,900	—	17,089
Commercial real estate:
Pass	2,265,428	3,502,425	1,831,005	1,195,732	1,193,642	3,112,770	176,668	13,277,670
Special mention	850	4,675	14,463	31,405	23,443	37,688	1,210	113,734
Substandard	25,802	16,179	9,545	15,418	58,602	52,812	—	178,358
Total commercial real estate	2,292,080	3,523,279	1,855,013	1,242,555	1,275,687	3,203,270	177,878	13,569,762
Current period gross write-offs	4,632	—	12,617	3,813	2,754	38,569	—	62,385
Multi-family:
Pass	1,597,599	1,934,100	1,041,416	442,888	595,676	1,920,618	—	7,532,297
Special mention	—	—	—	—	260	35,942	—	36,202
Substandard	—	—	—	364	11,563	7,544	—	19,471
Total multi-family	1,597,599	1,934,100	1,041,416	443,252	607,499	1,964,104	—	7,587,970
Current period gross write-offs	—	—	—	—	—	3,447	—	3,447
Equipment financing:
Pass	335,874	297,186	232,304	176,061	183,679	69,927	—	1,295,031
Special mention	—	—	116	—	90	—	—	206
Substandard	—	9,144	8,064	6,600	4,285	5,456	—	33,549
Total equipment financing	335,874	306,330	240,484	182,661	188,054	75,383	—	1,328,786
Current period gross write-offs	—	—	—	2,633	3,304	42	—	5,979
Total commercial portfolio	6,915,688	10,018,134	4,592,545	2,641,163	2,734,340	6,261,024	7,766,940	40,929,834
Current period gross write-offs	$4,957	$7,637	$14,392	$6,958	$20,216	$50,349	$—	$104,509

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	At September 30, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$185,906	$300,420	$886,534	$1,117,281	$440,301	$972,679	$—	$3,903,121
740-799	454,632	297,264	603,169	680,205	233,383	655,401	—	2,924,054
670-739	121,094	118,842	315,446	258,185	94,342	516,973	—	1,424,882
580-669	8,567	14,819	59,966	38,553	13,119	97,778	—	232,802
579 and below	—	3,341	10,924	19,471	1,851	56,166	—	91,753
Total residential	770,199	734,686	1,876,039	2,113,695	782,996	2,298,997	—	8,576,612
Current period gross write-offs	—	—	—	—	—	116	—	116
Home equity:
Risk rating:
800+	8,705	26,031	23,648	33,995	23,516	56,771	372,304	544,970
740-799	8,498	22,877	21,462	24,900	11,860	34,214	327,017	450,828
670-739	7,274	14,459	13,685	12,264	6,030	30,923	235,126	319,761
580-669	1,406	2,329	2,330	2,413	587	11,192	69,499	89,756
579 and below	—	812	2,164	832	659	3,322	30,729	38,518
Total home equity	25,883	66,508	63,289	74,404	42,652	136,422	1,034,675	1,443,833
Current period gross write-offs	—	—	—	—	—	173	278	451
Other consumer:
Risk rating:
800+	3,355	448	256	1,803	96	301	23,264	29,523
740-799	30,644	747	390	393	244	556	4,924	37,898
670-739	38,280	425	425	171	362	213	3,594	43,470
580-669	932	120	101	76	42	94	1,128	2,493
579 and below	11	93	65	37	15	25	571	817
Total other consumer	73,222	1,833	1,237	2,480	759	1,189	33,481	114,201
Current period gross write-offs	2,695	17	26	20	70	168	182	3,178
Total consumer portfolio	869,304	803,027	1,940,565	2,190,579	826,407	2,436,608	1,068,156	10,134,646
Current period gross write-offs	$2,695	$17	$26	$20	$70	$457	$460	$3,745

	At December 31, 2023
(In thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$214,446	$847,009	$1,096,109	$451,307	$141,919	$910,117	$—	$3,660,907
740-799	363,696	703,568	755,750	279,946	112,303	633,578	—	2,848,841
670-739	137,460	293,699	292,255	95,838	48,412	346,663	—	1,214,327
580-669	20,208	52,962	45,770	14,840	10,492	106,497	—	250,769
579 and below	6,909	52,690	11,749	1,345	128,714	51,672	—	253,079
Total residential	742,719	1,949,928	2,201,633	843,276	441,840	2,048,527	—	8,227,923
Current period gross write-offs	—	—	387	—	153	4,630	—	5,170
Home equity:
Risk rating:
800+	27,047	27,439	35,927	25,586	8,110	56,062	391,616	571,787
740-799	24,772	20,069	27,147	13,888	5,158	34,190	355,926	481,150
670-739	15,857	15,655	15,389	5,992	3,189	29,454	242,189	327,725
580-669	3,080	3,786	1,991	1,658	1,115	9,988	70,102	91,720
579 and below	696	1,109	1,079	576	552	6,319	34,242	44,573
Total home equity	71,452	68,058	81,533	47,700	18,124	136,013	1,094,075	1,516,955
Current period gross write-offs	—	4	81	—	104	3,114	—	3,303
Other consumer:
Risk rating:
800+	432	356	1,913	189	255	77	25,699	28,921
740-799	1,318	586	486	730	690	381	7,180	11,371
670-739	526	570	358	981	1,210	79	3,549	7,273
580-669	69	169	129	153	303	56	1,983	2,862
579 and below	125	97	61	11	28	1	590	913
Total other consumer	2,470	1,778	2,947	2,064	2,486	594	39,001	51,340
Current period gross write-offs	3,263	7	2	218	377	363	—	4,230
Total consumer portfolio	816,641	2,019,764	2,286,113	893,040	462,450	2,185,134	1,133,076	9,796,218
Current period gross write-offs	$3,263	$11	$470	$218	$634	$8,107	$—	$12,703
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
At September 30, 2024, and December 31, 2023, the carrying amount of collateral dependent loans was $110.1 million and $66.1 million, respectively, for commercial loans and leases, and $26.4 million and $22.7 million, respectively, for consumer loans. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At September 30, 2024, and December 31, 2023, the collateral value associated with collateral dependent loans and leases was $142.2 million and $93.7 million, respectively.

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
The following tables summarize the amortized cost basis at September 30, 2024, and 2023, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	For the three months ended September 30, 2024
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$—	$33,694	$—	$280	$33,974	0.2%
Asset-based	—	17,142	—	—	17,142	1.2
Commercial real estate	—	23,940	—	—	23,940	0.2
Equipment financing	—	276	—	—	276	—
Residential		48	—	682	730	—
Home equity	—	322	—	—	322	—
Total (1)	$—	$75,422	$—	$962	$76,384	0.1%

	For the nine months ended September 30, 2024
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$10	$112,098	$34,669	$1,209	$147,986	0.9%
Asset-based	—	24,809	—	—	24,809	1.7
Commercial real estate	—	63,697	356	—	64,053	0.4
Multi-family	—	6,109	—	—	6,109	0.1
Equipment financing	—	744	—	—	744	0.1
Residential	622	48	—	815	1,485	—
Home equity	—	367	—	120	487	—
Total (1)	$632	$207,872	$35,025	$2,144	$245,673	0.5%

	For the three months ended September 30, 2023
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension and Interest Rate Reduction	Combination - Term Extension and Payment Delay	Combination -Term Extension, Interest Rate Reduction, & Principal Forgiveness	Total	% of Total Class (2)
Commercial non-mortgage	$—	$26,970	$—	$940	$17,798	$—	$45,708	0.3%
Asset-based	—	13,317	—	—	—	896	14,213	0.9
Commercial real estate	—	768	—	17,247	506	—	18,521	0.1
Residential	257	138	—	—	—	—	395	—
Home equity	118	—	4	308	—	—	430	—
Total (1)	$375	$41,193	$4	$18,495	$18,304	$896	$79,267	0.2%

	For the nine months ended September 30, 2023
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension and Interest Rate Reduction	Combination - Term Extension and Payment Delay	Combination - Term Extension, Interest Rate Reduction, & Principal Forgiveness	Total	% of Total Class (2)
Commercial non-mortgage	$—	$65,470	$9,409	$1,253	$29,314	$—	$105,446	0.6%
Asset-based	—	13,317	—	—	—	896	14,213	0.9
Commercial real estate	—	3,928	182	17,247	506	—	21,863	0.2
Equipment financing	—	—	1,362	—	—	—	1,362	0.1
Residential	257	1,287	1,600	—	—	—	3,144	—
Home equity	181	105	4	516	—	—	806	0.1
Total (1)	$438	$84,107	$12,557	$19,016	$29,820	$896	$146,834	0.3%
(1)The total amortized cost excludes accrued interest receivable of $0.2 million for both the three months ended September 30, 2024, and 2023, and $0.6 million and $0.3 million for the nine months ended September 30, 2024, and 2023, respectively.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended September 30, 2024
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.9 years
Asset-based	Extended term by a weighted average of 3.9 years
Commercial real estate	Extended term by a weighted average of 1.0 year

For the nine months ended September 30, 2024
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.7 years
Asset-based	Extended term by a weighted average of 2.9 years
Commercial real estate	Extended term by a weighted average of 1.1 years
Multi-family	Extended term by a weighted average of 1.4 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 0.5 years
(1)Certain disclosures related to financial effects of 2024 modifications do not include those deemed to be immaterial.

For the three months ended September 30, 2023
Financial Effect
Interest Rate Reduction:
Residential	Reduced weighted average interest rate by 2.3%
Home equity	Reduced weighted average interest rate by 0.3%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.3 years
Asset-based	Extended term by a weighted average of 0.4 years
Commercial real estate	Extended term by a weighted average of 0.8 years
Residential	Extended term by a weighted average of 4.9 years
Payment Delay:
Home equity	Provided partial payment deferrals for a weighted average of 0.4 years
Combination - Term Extension and Interest Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 0.6 years and reduced weighted average interest rate by 2.0%
Commercial real estate	Extended term by a weighted average of 3.0 years and reduced weighted average interest rate by 2.4%
Home equity	Extended term by a weighted average of 19.6 years and reduced weighted average interest rate by 2.5%
Combination - Term Extension and Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 1.2 years and provided partial payment deferrals for a weighted average of 2.0 years
Commercial real estate	Extended term by a weighted average of 0.5 years and provided payment deferrals for a weighted average of 0.5 years
Combination - Term Extension, Interest Rate Reduction, and Principal Forgiveness:
Asset-based	Extended term by a weighted average of 4.6 years, reduced weighted average interest rate by 10.8%, and provided 1/3 principal forgiveness contingent upon payment

For the nine months ended September 30, 2023
Financial Effect
Interest Rate Reduction:
Residential	Reduced weighted average interest rate by 2.3%
Home equity	Reduced weighted average interest rate by 0.3%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.1 years
Asset-based	Extended term by a weighted average of 0.4 years
Commercial real estate	Extended term by a weighted average of 1.9 years
Residential	Extended term by a weighted average of 1.8 years
Home equity	Extended term by a weighted average of 11.5 years
Payment Delay:
Commercial non-mortgage	Provided partial payment deferrals for a weighted average of 0.5 years
Commercial real estate	Provided payment deferrals for a weighted average of 0.3 years to be received at contractual maturity
Equipment financing	Provided partial payment deferrals for a weighted average of 0.5 years
Residential	Provided payment deferrals for a weighted average of 1.0 year
Home equity	Provided partial payment deferrals for a weighted average of 0.4 years
Combination - Term Extension and Interest Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 1.4 years and reduced weighted average interest rate by 1.8%
Commercial real estate	Extended term by a weighted average of 3.0 years and reduced weighted average interest rate by 2.4%
Home equity	Extended term by a weighted average of 16.8 years and reduced weighted average interest rate by 2.1%
Combination - Term Extension and Interest Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 1.1 years and provided payment deferrals for a weighted average of 1.9 years
Commercial real estate	Extended term by a weighted average of 0.5 years and provided payment deferrals for a weighted average of 0.5 years
Combination - Term Extension, Interest Rate Reduction, and Principal Forgiveness:
Asset-based	Extended term by a weighted average of 4.6 years, reduced weighted average interest rate by 10.8%, and provided 1/3 principal forgiveness contingent upon payment

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables summarize the aging of loans that had been modified in the twelve months preceding September 30, 2024, and in the nine months ended September 30, 2023:

	At September 30, 2024
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$35,166	$799	$—	$—	$113,269	$149,234
Asset-based	24,809	—	—	—	—	24,809
Commercial real estate	41,210	—	—	—	22,843	64,053
Multi-family	—	—	—	—	6,109	6,109
Equipment financing	130	333	—	—	539	1,002
Residential	1,571	—	—	—	48	1,619
Home equity	182	—	—	—	305	487
Total	$103,068	$1,132	$—	$—	$143,113	$247,313

	At September 30, 2023
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$51,613	$—	$—	$—	$53,833	$105,446
Asset-based	13,317	—	—	—	896	14,213
Commercial real estate	4,435	—	—	—	17,428	21,863
Equipment financing	1,362	—	—	—	—	1,362
Residential	327	—	—	—	2,817	3,144
Home equity	240	—	—	—	566	806
Total	$71,294	$—	$—	$—	$75,540	$146,834
Loans made to borrowers experiencing financial difficulty that were modified in the preceding twelve months and that had a payment default during the three months ended September 30, 2024, were not significant. There were $17.8 million of commercial non-mortgage loans made to borrowers experiencing financial difficulty that were modified in the form of term extensions in the preceding twelve months and that had a payment default during the nine months ended September 30, 2024. These loans were re-modified during the three months ended June 30, 2024, again in the form of term extensions. Loans made to borrowers experiencing financial difficulty that were both modified and had a payment default during the three and nine months ended September 30, 2023, were not significant.
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

Note 5: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	At September 30, 2024	At December 31, 2023
Balance, beginning of period	$2,631,465	$2,514,104
Ametros acquisition (1)	236,603	—
interLINK acquisition	—	143,216
Bend acquisition	—	(294)
Sterling merger	—	(25,561)
Balance, end of period	$2,868,068	$2,631,465
(1)Reflects the $228.2 million of preliminary goodwill recorded in connection with the Ametros acquisition in January 2024, and $8.4 million of other adjustments.
Information regarding goodwill by reportable segment can be found within Note 14: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	At September 30, 2024			At December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits (1)	$328,837	$71,099	$257,738	$146,037	$53,986	$92,051
Customer relationships (2)	122,063	43,706	78,357	151,000	43,116	107,884
Non-competition agreement	4,000	1,400	2,600	4,000	800	3,200
Trade name (1)	6,100	813	5,287	—	—	—
Total other intangible assets	$461,000	$117,018	$343,982	$301,037	$97,902	$203,135
(1)The increase in the gross carrying amount is due to the Ametros acquisition in January 2024, which resulted in the identification and recognition of a $182.8 million core deposit intangible asset and a $6.1 million trade name.
(2)The decrease in the net carrying amount is primarily due to the write-off of the factored receivables customer relationship intangible asset, which had a net carrying amount of $19.7 million ($27.0 million gross carrying amount net of $7.3 million in accumulated amortization), in connection with the sale of the factored receivables portfolio in September 2024. Further, the Company also recognized a $1.9 million impairment loss on its payroll finance customer relationship intangible asset during the third quarter of 2024, resulting from higher customer attrition and a reduction in forecasted future cash flows. At September 30, 2024, the fair value of the payroll finance customer relationship intangible asset was estimated to be $28.0 million, and is included in Commercial Banking for segment reporting purposes.
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	At September 30, 2024
Remainder of 2024	$9,681
2025	36,051
2026	34,083
2027	33,033
2028	30,162
Thereafter	200,972

Note 6: Deposits
The following table summarizes deposits by type:

(In thousands)	At September 30, 2024	At December 31, 2023
Non-interest-bearing:
Demand	$10,744,524	$10,732,516
Interest-bearing:
Health savings accounts	8,951,383	8,287,889
Checking	10,016,651	8,994,095
Money market	20,460,382	17,662,826
Savings	6,921,459	6,642,499
Time deposits	7,420,031	8,464,459
Total interest-bearing	$53,769,906	$50,051,768
Total deposits	$64,514,430	$60,784,284

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$2,352,485	$3,673,733
Aggregate amount of time deposit accounts that exceeded the FDIC limit	1,360,398	1,221,887
Demand deposit overdrafts reclassified as loan balances	4,350	10,432
(1)Excludes $7.3 billion and $5.7 billion of money market sweep deposits received through interLINK at September 30, 2024, and December 31, 2023, respectively.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	At September 30, 2024
Remainder of 2024	$3,330,154
2025	3,957,088
2026	65,166
2027	33,570
2028	19,819
Thereafter	14,234
Total time deposits	$7,420,031

Note 7: Borrowings
The following table summarizes securities sold under agreements to repurchase and other borrowings:

	At September 30, 2024		At December 31, 2023
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$100,232	0.12%	$358,387	3.43%
Federal funds purchased	—	—	100,000	5.48
Securities sold under agreements to repurchase and other borrowings	$100,232	0.12%	$458,387	3.88%
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
The following table summarizes information for FHLB advances:

	At September 30, 2024		At December 31, 2023
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$3,100,000	5.11%	$2,350,000	5.53%
After 1 but within 2 years	—	—	—	—
After 2 but within 3 years	—	—	—	—
After 3 but within 4 years	441	1.36	235	—
After 4 but within 5 years	649	1.75	228	2.75
After 5 years	9,115	2.02	9,555	2.07
Total FHLB advances	$3,110,205	5.10%	$2,360,018	5.52%

Aggregate market value of assets pledged as collateral	$20,239,948		$20,734,035
Remaining borrowing capacity at FHLB	11,064,800		12,535,423
The Bank may borrow up to a discounted amount of eligible mortgages and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential and commercial real estate loans, home equity lines of credit, CMBS, Agency MBS, Agency CMO, U.S. Treasury notes, and MBS. The Bank was in compliance with its FHLB collateral requirements at both September 30, 2024, and December 31, 2023.
The following table summarizes long-term debt:

(Dollars in thousands)		At September 30, 2024	At December 31, 2023
4.375%	Senior fixed-rate notes due February 15, 2024	$—	$132,550
4.100%	Senior fixed-rate notes due March 25, 2029 (2)	324,090	328,104
4.000%	Subordinated fixed-to-floating rate notes due December 30, 2029	274,000	274,000
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	225,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (3)		77,320	77,320
Total senior and subordinated debt		900,410	1,036,974
Discount on senior fixed-rate notes		(448)	(537)
Debt issuance cost on senior fixed-rate notes		(1,204)	(1,419)
Premium on subordinated fixed-to-floating rate notes		12,205	13,802
Long-term debt (1)		$910,963	$1,048,820
(1)The classification of debt as long-term is based on the initial term of greater than one year as of the date of issuance.
(2)The Company de-designated its fair value hedging relationship on these senior fixed-rate notes in 2020. A basis adjustment of $24.1 million and $28.1 million at September 30, 2024, and December 31, 2023, respectively, is included in the carrying value and is being amortized over the remaining life of the senior fixed-rate notes.
(3)The interest rate on the Webster Statutory Trust I floating-rate notes varies quarterly based on 3-month SOFR plus a credit spread adjustment plus a market spread of 2.95%, which yielded 8.15% at September 30, 2024, and 8.59% at December 31, 2023.

Note 8: Accumulated Other Comprehensive (Loss), Net of Tax
The following tables summarize the changes in each component of accumulated other comprehensive (loss), net of tax:

	Three months ended September 30, 2024				Nine months ended September 30, 2024
(In thousands)	Investment Securities Available-for-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Investment Securities Available-for-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(563,530)	$(34,468)	$(29,901)	$(627,899)	$(517,450)	$(2,869)	$(30,252)	$(550,571)
Other comprehensive income (loss) before reclassifications	194,146	46,027	(347)	239,826	102,273	13,968	(954)	115,287
Amounts reclassified from accumulated other comprehensive (loss)	14,370	32	428	14,830	60,163	492	1,386	62,041
Other comprehensive income, net of tax	208,516	46,059	81	254,656	162,436	14,460	432	177,328
Balance, end of period	$(355,014)	$11,591	$(29,820)	$(373,243)	$(355,014)	$11,591	$(29,820)	$(373,243)

	Three months ended September 30, 2023				Nine months ended September 30, 2023
(In thousands)	Investment Securities Available-for-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Investment Securities Available-for-Sale	Derivative Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(644,579)	$(35,023)	$(39,221)	$(718,823)	$(631,160)	$(8,874)	$(44,926)	$(684,960)
Other comprehensive (loss) income before reclassifications	(174,594)	(23,132)	—	(197,726)	(203,031)	(50,473)	3,553	(249,951)
Amounts reclassified from accumulated other comprehensive (loss)	—	421	349	770	15,018	1,613	2,501	19,132
Other comprehensive (loss) income, net of tax	(174,594)	(22,711)	349	(196,956)	(188,013)	(48,860)	6,054	(230,819)
Balance, end of period	$(819,173)	$(57,734)	$(38,872)	$(915,779)	$(819,173)	$(57,734)	$(38,872)	$(915,779)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss):

Accumulated Other Comprehensive (Loss) Components	Three months ended		Nine months ended		Associated Line Item on the Condensed Consolidated Statements of Income
	September 30,		September 30,
	2024	2023	2024	2023
(In thousands)
Investment securities available-for-sale:
Net unrealized holding (losses)	$(19,597)	$—	$(81,908)	$(20,531)	(Loss) on sale of investment securities, net (1)
Tax benefit	5,227	—	21,745	5,513	Income tax expense
Net of tax	$(14,370)	$—	$(60,163)	$(15,018)
Derivative instruments:
Hedge terminations	$—	$(67)	$(34)	$(242)	Interest expense
Premium amortization	(44)	(510)	(533)	(1,970)	Interest income
Tax benefit	12	156	75	599	Income tax expense
Net of tax	$(32)	$(421)	$(492)	$(1,613)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(587)	$(479)	$(1,902)	$(1,562)	Other expense
Other	—	—	—	(1,869)	Other expense
Tax benefit	159	130	516	930	Income tax expense
Net of tax	$(428)	$(349)	$(1,386)	$(2,501)
(1)Losses realized on sale of investment securities available-for-sale are generally included as a component of non-interest income on the accompanying Condensed Consolidated Statements of Income unless any portion or all of the loss is attributed to a decline in credit quality, in which the amount is instead included in the Provision for credit losses. For the nine months ended September 30, 2024, and 2023, respectively, $2.6 million and $3.8 million of realized losses were included in the Provision for credit losses. There were no realized losses included in the Provision for credit losses for the three months ended September 30, 2024.

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
At September 30, 2024, and December 31, 2023, both the Holding Company and the Bank were classified as well-capitalized. Management believes that no events or changes have occurred subsequent to period end that would change this designation.
The following tables provides information on the capital ratios for the Holding Company and the Bank:

	At September 30, 2024
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,167,118	11.25%	$2,466,576	4.5%	$3,562,833	6.5%
Tier 1 Risk-Based Capital	6,451,097	11.77	3,288,768	6.0	4,385,025	8.0
Total Risk-Based Capital	7,709,023	14.06	4,385,025	8.0	5,481,281	10.0
Tier 1 Leverage Capital	6,451,097	8.68	2,973,373	4.0	3,716,716	5.0
Webster Bank
CET1 Risk-Based Capital	$6,815,676	12.46%	$2,461,541	4.5%	$3,555,559	6.5%
Tier 1 Risk-Based Capital	6,815,676	12.46	3,282,055	6.0	4,376,073	8.0
Total Risk-Based Capital	7,485,076	13.68	4,376,073	8.0	5,470,092	10.0
Tier 1 Leverage Capital	6,815,676	9.18	2,970,270	4.0	3,712,837	5.0

	At December 31, 2023
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,188,433	11.11%	$2,507,190	4.5%	$3,621,497	6.5%
Tier 1 Risk-Based Capital	6,472,412	11.62	3,342,920	6.0	4,457,227	8.0
Total Risk-Based Capital	7,643,423	13.72	4,457,227	8.0	5,571,534	10.0
Tier 1 Leverage Capital	6,472,412	9.06	2,857,890	4.0	3,572,362	5.0
Webster Bank
CET1 Risk-Based Capital	$6,913,443	12.43%	$2,502,835	4.5%	$3,615,206	6.5%
Tier 1 Risk-Based Capital	6,913,443	12.43	3,337,113	6.0	4,449,484	8.0
Total Risk-Based Capital	7,494,332	13.47	4,449,484	8.0	5,561,855	10.0
Tier 1 Leverage Capital	6,913,443	9.69	2,855,212	4.0	3,569,015	5.0
(1)In accordance with regulatory capital rules, the Company elected an option to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and a subsequent three-year transition period ending on December 31, 2024. During the three-year transition period, regulatory capital ratios will phase out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2023 and 2024, the Company is allowed 50% and 25%, respectively, of the regulatory capital benefit as of December 31, 2021, with full absorption occurring in 2025.

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
The Bank paid the Holding Company dividends of $100.0 million and $400.0 million for the three and nine months ended September 30, 2024, respectively, and $250.0 million and $500.0 million for the three and nine months ended September 30, 2023, respectively, for which no express approval from the OCC was required.
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
The following table summarizes the Company’s LIHTC investments and related unfunded commitments:

(In thousands)	At September 30, 2024	At December 31, 2023
Gross investment in LIHTC investments	$1,370,069	$1,135,192
Accumulated amortization	(205,043)	(141,199)
Net investment in LIHTC investments	$1,165,026	$993,993

Unfunded commitments for LIHTC investments	$701,671	$549,258
The aggregate carrying value of the Company’s LIHTC investments and the related unfunded commitments are included in Accrued interest receivable and other assets and Accrued expenses and other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss related to its LIHTC investments is generally the aggregate carrying value as of each reporting date. However, income tax credits recognized related to these investments are subject to recapture by taxing authorities for up to a period of 15 years based on compliance provisions that are required to be met at the project level. During the nine months ended September 30, 2024, and 2023, there were $234.9 million and $120.9 million of net commitments approved to fund LIHTC investments, respectively.
The following table summarizes the amount of income tax credits and other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, which are recognized as a component of income tax expense:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Income tax credits and other income tax benefits from LIHTC investments	$(30,406)	$(25,039)	$(85,612)	$(69,232)
Investment amortization from LIHTC investments	21,595	17,989	63,844	54,284
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
Multi-family Securitization Trusts. As previously discussed in Note 2: Business Developments, on September 30, 2024, the Company completed a multi-family securitization. The Company has determined that it is not the primary beneficiary of the multi-family securitization trusts since it does not have the power to direct the activities that would have the most significant impact on their economic performance. The Company’s maximum exposure related to the multi-family securitization trusts is $36.4 million, which represents its obligation to Freddie Mac to guarantee losses up to 12% of the aggregate UPB of the loans at the time of sale. The obligation is secured in full by an irrevocable letter of credit issued by the FHLB.
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the underlying equity is distributed as the investment is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a variable interest entity, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company’s other non-marketable investments was $209.2 million and $190.1 million at September 30, 2024, and December 31, 2023, respectively, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $325.9 million and $307.2 million, respectively. Additional information regarding the fair value of other non-marketable investments can be found within
Note 13: Fair Value Measurements.

Note 11: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income	$192,985	$226,475	$590,941	$682,447
Less: Preferred stock dividends	4,162	4,162	12,487	12,487
Net income available to common stockholders	188,823	222,313	578,454	669,960
Less: Earnings allocated to participating securities	2,024	2,146	6,136	6,211
Earnings applicable to common stockholders	$186,799	$220,167	$572,318	$663,749

Weighted-average common shares outstanding - basic	169,569	171,210	169,898	172,233
Add: Effect of dilutive stock options and restricted stock	325	140	328	93
Weighted-average common shares outstanding - diluted	169,894	171,350	170,226	172,326

Basic earnings per common share	$1.10	$1.29	$3.37	$3.85
Diluted earnings per common share	1.10	1.28	3.36	3.85
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
Potential common shares from performance-based restricted stock that were not included in the computation of dilutive earnings per common share because they were anti-dilutive under the treasury stock method was zero for both the three and nine months ended September 30, 2024, and 96,415 and 187,349 for the three and nine months ended September 30, 2023, respectively.

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
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	At September 30, 2024
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$3,250,000	$18,249	$1,750,000	$1,622
Not designated as hedging instruments:
Interest rate derivatives (1)	8,545,771	261,921	8,561,581	262,052
Mortgage banking derivatives (2)	1,446	12	—	—
Other (3)	352,478	487	818,233	807
Total not designated as hedging instruments	8,899,695	262,420	9,379,814	262,859
Gross derivative instruments, before netting	$12,149,695	280,669	$11,129,814	264,481
Less: Master netting agreements		70,682		70,682
Cash collateral received/paid		126,741		14,216
Total derivative instruments, after netting		$83,246		$179,583

	At December 31, 2023
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$2,750,000	$11,140	$2,700,000	$13,679
Not designated as hedging instruments:
Interest rate derivatives (1)	8,284,356	319,122	8,272,197	321,064
Mortgage banking derivatives (2)	2,798	37	—	—
Other (3)	340,553	337	731,055	1,067
Total not designated as hedging instruments	8,627,707	319,496	9,003,252	322,131
Gross derivative instruments, before netting	$11,377,707	330,636	$11,703,252	335,810
Less: Master netting agreements		55,949		55,949
Cash collateral received/paid		232,190		—
Total derivative instruments, after netting		$42,497		$279,861
(1)Balances related to clearing houses are presented as a single unit of account. In accordance with their rule books, clearing houses legally characterize variation margin payments as settlement of derivatives rather than collateral against derivative positions. Notional amounts of interest rate swaps cleared through clearing houses included $74.8 million and $113.8 million for asset derivatives at September 30, 2024, and December 31, 2023, respectively. The related fair values approximated zero. There were no interest rate swaps cleared through clearing houses for liability derivatives at both September 30, 2024, and December 31, 2023.
(2)Notional amounts related to residential loans excluded approved floating rate commitments of $1.3 million and $1.0 million at September 30, 2024, and December 31, 2023, respectively.
(3)Other derivatives include foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements included $295.0 million and $299.2 million for asset derivatives and $772.5 million and $682.9 million for liability derivatives at September 30, 2024, and December 31, 2023, respectively, which had insignificant related fair values.

The following tables represent the off-setting derivative financial instruments that are subject to master netting agreements:

	At September 30, 2024
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Paid	Net Amount Presented
Asset derivatives	$199,071	$70,682	$126,741	$1,648
Liability derivatives	84,898	70,682	14,216	—

	At December 31, 2023
(In thousands)	Gross Amount Recognized	Derivative Offset Amount	Cash Collateral Received/Paid	Net Amount Presented
Asset derivatives	$289,778	$55,949	$232,190	$1,639
Liability derivatives	55,949	55,949	—	—
Derivative Activity
The following table summarizes the income statement effect of derivatives designated as hedging instruments:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Net Interest Income	2024	2023	2024	2023
Fair value hedges:
Interest rate derivatives	Deposits interest expense	$—	$7,393	$(1,320)	$8,086
Hedged item	Deposits interest expense	—	(6,145)	—	(5,870)
Net recognized on fair value hedges (1)		$—	$(1,248)	$1,320	$(2,216)
Cash flow hedges:
Interest rate derivatives	Long-term debt interest expense	$—	$68	$34	$243
Interest rate derivatives	Interest and fees on loans and leases	(12,104)	(4,197)	(34,715)	(5,657)
Net recognized on cash flow hedges		$(12,104)	$(4,265)	$(34,749)	$(5,900)
(1)The Company de-designated its fair value hedging relationship on $400.0 million of deposits, which pertained to a portion of Ametros’ member deposits, in 2023. The $1.3 million basis adjustment included in the carrying amount of deposits at December 31, 2023, was amortized into interest expense in January 2024 upon the acquisition of Ametros.
Over the next twelve months, an estimated $0.3 million increase to interest income will be reclassified from (AOCL) relating to cash flow hedge gain/loss. The maximum length of time over which forecasted transactions are hedged is 2.5 years. Additional information regarding cash flow hedge activity impacting (AOCL) and the related amounts reclassified to net income can be found within Note 8: Accumulated Other Comprehensive (Loss), Net of Tax.
The following table summarizes the income statement effect of derivatives not designated as hedging instruments:

	Recognized In	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Non-interest Income	2024	2023	2024	2023
Interest rate derivatives	Other income	$(5,373)	$1,474	$(5,817)	$(2,407)
Mortgage banking derivatives	Mortgage banking activities	5	4	(25)	(24)
Other	Other income	(1,655)	1,552	281	(104)
Total not designated as hedging instruments		$(7,023)	$3,030	$(5,561)	$(2,535)

Derivative Exposure
At September 30, 2024, the Company had $127.2 million of cash collateral received and $15.7 million of cash collateral posted included in Cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. In addition, the Company had $1.8 million in initial margin posted at clearing houses. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. The current net credit exposure relating to derivative contracts with customers was $81.6 million at September 30, 2024. In addition, the Company also monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to derivative contracts with customers was $110.2 million at September 30, 2024. The Company has incorporated a credit valuation adjustment (contra-liability) to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $3.7 million and $6.2 million at September 30, 2024, and December 31, 2023, respectively. Various factors impact changes in the valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
The following table compares the fair value to the UPB of originated loans held for sale:

	At September 30, 2024			At December 31, 2023
(In thousands)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Originated loans held for sale	$478	$407	$71	$2,610	$2,658	$(48)

Rabbi Trust Investments. Investments held in each of the Company’s Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. Accordingly, the Rabbi Trusts’ investments are classified within Level 1 of the fair value hierarchy. At September 30, 2024, and December 31, 2023, the total cost basis of the investments held in the Rabbi Trusts was $9.3 million and $9.2 million, respectively.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. At December 31, 2023, equity investments with a readily determinable fair value had a total carrying amount of $0.9 million, with no remaining unfunded commitment. During the second quarter of 2024, the Company sold its equity investments with a readily determinable fair value for proceeds of $1.2 million. Prior to the sale, these alternative investments experienced total write-ups in fair value of $0.3 million.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company’s alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the fund is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At September 30, 2024, and December 31, 2023, these alternative investments had a total carrying amount of $40.8 million and $35.9 million, respectively, and a remaining unfunded commitment of $25.3 million and $29.8 million, respectively.
Contingent Consideration. The Company recorded contingent consideration at fair value related to two earn-out agreements associated with the acquisition of interLINK in January 2023. The terms of the purchase agreement specified that the seller would receive earn-outs based on the ability of the Company to: (i) re-sign the existing broker dealers under contract, and (ii) generate $2.5 billion in new broker dealer deposit programs within three years of the acquisition date. The estimated fair values of the contingent consideration liabilities are measured on a recurring basis and determined using an income approach considering management’s evaluation of the probability of achievement, forecasted achievement date (payment term), and a discount rate equivalent to the cost of debt. These significant inputs, which are the responsibility of management and calculated with the assistance of a third-party valuation specialist, are not observable, and accordingly, are classified within Level 3 of the fair value hierarchy.
The following tables summarize the unobservable inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities (dollars in thousands):

	At September 30, 2024
Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers (1)	$207	99.0%	1.13	6.40%	$182
(ii) Deposit program growth	$12,500	100.0%	0.25	6.40%	$11,568

	At December 31, 2023
Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers	$4,826	99.0%	1.88	6.40%	$4,232
(ii) Deposit program growth	$12,500	100.0%	1.00	6.40%	$11,568
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

The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	At September 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$274,825	$—	$274,825
Municipal bonds and notes	—	190,982	—	190,982
Agency CMO	—	43,019	—	43,019
Agency MBS	—	3,972,180	—	3,972,180
Agency CMBS	—	2,736,835	—	2,736,835
CMBS	—	696,810	—	696,810
Corporate debt	—	629,116	—	629,116
Private label MBS	—	41,834	—	41,834
Other	—	9,377	—	9,377
Total available-for-sale securities	—	8,594,978	—	8,594,978
Gross derivative instruments, before netting (1)	391	280,278	—	280,669
Originated loans held for sale	—	478	—	478
Investments held in Rabbi Trusts	13,318	—	—	13,318
Alternative investments measured at NAV (2)	—	—	—	40,847
Total financial assets	$13,709	$8,875,734	$—	$8,930,290
Financial Liabilities:
Gross derivative instruments, before netting (1)	$717	$263,764	$—	$264,481
Contingent consideration	—	—	11,750	11,750
Total financial liabilities	$717	$263,764	$11,750	$276,231

	At December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$264,633	$—	$264,633
Municipal bonds and notes	—	1,573,233	—	1,573,233
Agency CMO	—	48,941	—	48,941
Agency MBS	—	3,347,098	—	3,347,098
Agency CMBS	—	2,288,071	—	2,288,071
CMBS	—	763,749	—	763,749
Corporate debt	—	622,155	—	622,155
Private label MBS	—	42,808	—	42,808
Other	—	9,041	—	9,041
Total available-for-sale securities	—	8,959,729	—	8,959,729
Gross derivative instruments, before netting (1)	217	330,419	—	330,636
Originated loans held for sale	—	2,610	—	2,610
Investments held in Rabbi Trusts	11,900	—	—	11,900
Alternative investments	959	—	—	959
Alternative investments measured at NAV (2)	—	—	—	35,888
Total financial assets	$13,076	$9,292,758	$—	$9,341,722
Financial Liabilities:
Gross derivative instruments, before netting (1)	$970	$334,840	$—	$335,810
Contingent consideration	—	—	15,800	15,800
Total financial liabilities	$970	$334,840	$15,800	$351,610
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
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At September 30, 2024, and December 31, 2023, the carrying amount of these alternative investments was $61.5 million and $53.1 million, respectively, of which $7.4 million and $7.9 million, respectively, were considered to be measured at fair value. During the three and nine months ended September 30, 2024, there were $0.2 million and $2.7 million, respectively, in total write-ups due to observable price changes, and zero and $0.8 million of total write-downs due to impairment, respectively.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer and classification as held for sale, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At September 30, 2024, and December 31, 2023, there were $117.1 million and $3.9 million loans that were transferred to held for sale on the Condensed Consolidated Balance Sheet, respectively.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At September 30, 2024, and December 31, 2023, the total carrying value of OREO and repossessed assets was $1.7 million and $9.1 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that were in process of foreclosure at September 30, 2024, was $10.1 million.
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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments and mortgage servicing rights:

	At September 30, 2024		At December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$3,197,551	$3,197,551	$1,715,795	$1,715,795
Level 2
Held-to-maturity investment securities, net	8,565,936	7,889,116	7,074,588	6,264,623
Level 3
Loans and leases, net	51,259,217	49,655,650	50,090,315	48,048,106
Mortgage servicing rights	1,378	3,558	8,523	24,495
Liabilities:
Level 2
Deposit liabilities	$57,094,399	$57,094,399	$52,319,825	$52,319,825
Time deposits	7,420,031	7,405,341	8,464,459	8,426,708
Securities sold under agreements to repurchase and other borrowings	100,232	100,219	458,387	458,380
FHLB advances	3,110,205	3,108,393	2,360,018	2,358,381
Long-term debt (1)	910,963	867,375	1,048,820	999,918
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
In addition, with the acquisition of Ametros on January 24, 2024, the Company formed a new reportable segment called Healthcare Financial Services, which includes the aggregated financial information of the HSA Bank and Ametros businesses. The allocation of the purchase price for the Ametros acquisition is considered preliminary at September 30, 2024. The $228.2 million of preliminary goodwill recorded related to Ametros has been allocated entirely to Healthcare Financial Services.
The allocation of the purchase price for the interLINK acquisition on January 11, 2023, was considered final as of June 30, 2023. The $143.2 million of goodwill recorded related to interLINK was allocated entirely to Commercial Banking.
The following is a description of the Company’s three reportable segments and their primary services at September 30, 2024:
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
The following tables present balance sheet information, including the appropriate allocations, for the Company’s reportable segments and the Corporate and Reconciling category:

	At September 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,960,363	$285,670	$622,035	$—	$2,868,068
Total assets	42,912,424	485,353	12,614,978	23,441,145	79,453,900

	At December 31, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,951,945	$57,485	$622,035	$—	$2,631,465
Total assets	41,843,297	122,421	12,327,403	20,652,128	74,945,249

The following tables present operating results, including the appropriate allocations, for the Company’s reportable segments and the Corporate and Reconciling category:

	Three months ended September 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$338,424	$93,940	$202,122	$(44,603)	$589,883
Non-interest income	33,288	26,541	28,299	(30,387)	57,741
Non-interest expense	100,892	54,023	116,253	77,790	348,958
Pre-tax, pre-provision net revenue	270,820	66,458	114,168	(152,780)	298,666
Provision for credit losses	48,813	—	5,056	131	54,000
Income before income taxes	222,007	66,458	109,112	(152,911)	244,666
Income tax expense	49,064	17,478	26,842	(41,703)	51,681
Net income	$172,943	$48,980	$82,270	$(111,208)	$192,985

	Three months ended September 30, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$365,003	$77,669	$221,698	$(77,234)	$587,136
Non-interest income	28,804	20,799	28,687	12,092	90,382
Non-interest expense	98,736	39,870	117,273	106,699	362,578
Pre-tax, pre-provision net revenue	295,071	58,598	133,112	(171,841)	314,940
Provision (benefit) for credit losses	41,032	—	(5,193)	661	36,500
Income before income taxes	254,039	58,598	138,305	(172,502)	278,440
Income tax expense	56,651	15,822	34,714	(55,222)	51,965
Net income	$197,388	$42,776	$103,591	$(117,280)	$226,475

	Nine months ended September 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$1,017,954	$271,742	$610,578	$(170,355)	$1,729,919
Non-interest income	102,078	85,067	86,669	(74,422)	199,392
Non-interest expense	311,705	157,417	352,279	189,501	$1,010,902
Pre-tax, pre-provision net revenue	808,327	$199,392	344,968	(434,278)	918,409
Provision (benefit) for credit losses	161,786	—	(3,682)	396	158,500
Income before income tax expense	646,541	199,392	348,650	(434,674)	759,909
Income tax expense	142,886	52,440	85,768	(112,126)	168,968
Net income	$503,655	$146,952	$262,882	$(322,548)	$590,941

	Nine months ended September 30, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Net interest income	$1,084,674	$224,820	$684,985	$(228,231)	$1,766,248
Non-interest income	92,554	67,889	87,425	2,654	250,522
Non-interest expense	297,643	126,213	353,216	262,062	1,039,134
Pre-tax, pre-provision net revenue	879,585	166,496	419,194	(487,639)	977,636
Provision for credit losses	99,334	—	9,575	5,838	114,747
Income before income tax expense	780,251	166,496	409,619	(493,477)	862,889
Income tax expense	173,996	44,954	102,814	(141,322)	180,442
Net income	$606,255	$121,542	$306,805	$(352,155)	$682,447

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

	Three months ended September 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,561	$18,111	$16,397	$(206)	$38,863
Loan and lease related fees (1)	3,976	—	—	—	3,976
Wealth and investment services	3,277	—	5,095	(5)	8,367
Other income	—	8,430	417	1,021	9,868
Revenue from contracts with customers	11,814	26,541	21,909	810	61,074
Other sources of non-interest income	21,474	—	6,390	(31,197)	(3,333)
Total non-interest income	$33,288	$26,541	$28,299	$(30,387)	$57,741

	Three months ended September 30, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$3,982	$19,573	$16,325	$1,125	$41,005
Loan and lease related fees (1)	4,274	—	—	—	4,274
Wealth and investment services	2,861	—	4,393	—	7,254
Other income	—	1,226	3,541	1,092	5,859
Revenue from contracts with customers	11,117	20,799	24,259	2,217	58,392
Other sources of non-interest income	17,687	—	4,428	9,875	31,990
Total non-interest income	$28,804	$20,799	$28,687	$12,092	$90,382

	Nine months ended September 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$15,563	$60,623	$46,745	$(452)	$122,479
Loan and lease related fees (1)	11,541	—	—	—	11,541
Wealth and investment services	9,663	—	15,200	(16)	24,847
Other income	—	24,444	650	2,952	28,046
Revenue from contracts with customers	36,767	85,067	62,595	2,484	186,913
Other sources of non-interest income	65,311	—	24,074	(76,906)	12,479
Total non-interest income	$102,078	$85,067	$86,669	$(74,422)	$199,392

	Nine months ended September 30, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$12,589	$62,651	$55,895	$724	$131,859
Loan and lease related fees (1)	13,024	—	—	—	13,024
Wealth and investment services	8,501	—	12,746	(15)	21,232
Other income	—	5,238	5,097	3,146	13,481
Revenue from contracts with customers	34,114	67,889	73,738	3,855	179,596
Other sources of non-interest income	58,440	—	13,687	(1,201)	70,926
Total non-interest income	$92,554	$67,889	$87,425	$2,654	$250,522
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
Factored receivables non-interest income consists of fees earned from accounts receivable management services. The Company factors accounts receivable, with and without recourse, for customers whereby the Company purchases their accounts receivable at a discount and assumes the risk, as applicable, and ownership of the assets through direct cash receipt from the end consumer. Factoring services are performed in exchange for a non-refundable fee at a transaction price based on a percentage of the gross invoice amount of each receivable purchased, subject to a minimum required amount. The performance obligation for factoring services is generally satisfied at a point-in-time when the receivable is assigned to the Company. However, should the commission earned not meet or exceed the minimum required annual amount, the difference between that and the actual amount is recognized at the end of the contract term. Other fees associated with factoring receivables may include wire transfer and technology fees, field examination fees, and Uniform Commercial Code fees, where the performance obligations are satisfied at a point-in-time when the services are rendered. Payment from the customer for factoring services is generally received immediately or within the following month. As previously discussed in Note 2: Business Developments, the Company sold its factored receivables loan portfolio, which included the related customer contracts, in the third quarter of 2024. As a result, the Company will no longer generate income from factored receivables activities.
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
Contracts with customers generated accounts receivable and deferred revenue of $2.5 million and $22.1 million, respectively, at September 30, 2024. Both of these balances were recorded in connection with contracts with customers from the acquired Ametros business. Ametros’ contracts with customers include a fixed, non-refundable fee that represents an advance payment for access to future discounted medical products and services. This up-front fee is initially deferred and subsequently recognized into Other income ratably over the estimated life expectancy of the member. An insignificant amount of such fee revenue was recognized during the three and nine months ended September 30, 2024. Contracts with customers did not generate significant contract assets or contract liabilities at December 31, 2023.

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	At September 30, 2024	At December 31, 2023
Commitments to extend credit	$12,020,473	$12,026,597
Standby letters of credit	509,422	482,462
Commercial letters of credit	26,093	54,382
Total credit-related financial instruments with off-balance sheet risk	$12,555,988	$12,563,441
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
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is recorded under the CECL methodology and included in Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets to provide for the unused portion of commitments to lend that are not unconditionally cancellable by the Company. At September 30, 2024, and December 31, 2023, the ACL on unfunded loan commitments totaled $22.6 million and $24.7 million, respectively.

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
Federal Deposit Insurance Corporation Special Assessment
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The special assessment is to be collected for an anticipated total of ten quarterly assessment periods, which began during the second quarter of 2024. At September 30, 2024, and December 31, 2023, the Company’s accrual for its estimated special assessment charge was $45.7 million and $47.2 million, respectively. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose shortfall special assessments if actual losses exceed the amounts collected. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.

Note 17: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that no significant events were identified requiring recognition or disclosure.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk can be found in Part I within Note 12: Derivative Financial Instruments in the Notes to the Condensed Consolidated Financial Statements contained in Item 1. Financial Statements, and under the section captioned “Asset/Liability Management and Market Risk” contained in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of equity securities for the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
July 1, 2024 - July 31, 2024	3,086	$45.05	—	$227,952,190
August 1, 2024 - August 31, 2024	799	45.21	—	227,952,190
September 1, 2024 - September 30, 2024	1,617	45.13	—	227,952,190
Total	5,502	45.10	—	227,952,190
(1)During the three months ended September 30, 2024, 5,502 of the total number of shares purchased were acquired at market prices outside of the Company’s common stock repurchase program and related to employee share-based compensation plan activity.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K, during the quarter ended September 30, 2024.

ITEM 6. EXHIBITS
A list of exhibits to this Form 10-Q is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
2	Agreement and Plan of Merger, dated as of April 18, 2021, by and between Sterling Bancorp and Webster Financial Corporation		8-K	2.1	4/23/2021
3	Certificate of Incorporation and Bylaws.
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of April 28, 2023		8-K	3.1	4/28/2023
3.2.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.4	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.5	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.7	Certificate of Designations establishing the rights of the Company’s 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.8	Certificate of Designations establishing the rights of the Company’s 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.9	Certificate of Designations establishing the rights of the Company’s 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.10	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.11	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
10.1	Webster Financial Corporation 2021 Stock Incentive Plan (as amended and restated effective April 26, 2023)		DEF 14A	A	3/15/2023
10.2	Change in Control Agreement, dated as of July 15, 2024, by and between Webster Financial Corporation and William Neal Holland		8-K	10.1	7/15/2024
10.3	Non-Competition Agreement, dated as of July 15, 2024, by and between Webster Financial Corporation and William Neal Holland		8-K	10.2	7/15/2024
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (1)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (1)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements Of Income, (iv) Condensed Consolidated Statements Of Comprehensive Income, (v) Condensed Consolidated Statements Of Stockholders’ Equity, (vi) Condensed Consolidated Statements Of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2024	By:	/s/ John R. Ciulla
John R. Ciulla
Chief Executive Officer, Chairman, and Director
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Neal Holland
Neal Holland
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2024	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)