Form 10-Q
period 2025-03-31
WEBSTER FINANCIAL CORP
filed 2025-05-09
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $0.01 per share, outstanding as of May 2, 2025 was 168,229,092.

i

KEY TO ACRONYMS AND TERMS

ACH	Automated clearing house
ACL	Allowance for credit losses
Agency	A financial services corporation created by the United States Congress
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
Ametros	Ametros Financial Corporation
AOCI / AOCL	Accumulated other comprehensive income (loss), net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
ATM	Automated teller machine
Basel III Capital Rules	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
CECL	Current expected credit losses
CET1	Common Equity Tier 1 Capital, defined by Basel III capital rules
CET1 Risk-Based Capital	Ratio of CET1 capital to total risk-weighted assets, defined by the Basel III Capital Rules
CMBS	Non-agency commercial mortgage-backed securities
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act of 1977
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTE	Fully tax-equivalent
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
interLINK	Interlink Insured Sweep LLC
LGD	Loss given default
LIHTC	Low-income housing tax credit
LTV	Loan-to-value
Marathon Asset Management	Marathon Asset Management MW Holding, LLC
MBS	Mortgage-backed securities
Moody’s	Moody’s Investor Services
NAICS	North American Industry Classification System
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
ROU	Right-of-use
S&P	Standard and Poor’s Rating Services
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate
Tier 1 Leverage Capital	Ratio of Tier 1 capital to average tangible assets, defined by the Basel III Capital Rules
Tier 1 Risk-Based Capital	Ratio of Tier 1 capital to total risk-weighted assets, defined by the Basel III Capital Rules
Total Risk-Based Capital	Ratio of total capital to total risk-weighted assets, defined by the Basel III Capital Rules
UPB	Unpaid principal balance
U.S.	United States
VIE	Variable Interest Entity; defined in ASC 810-10 “Consolidation-Overall”
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “believes,” “anticipates,” “expects,” “intends,” “outlook,” “target,” “continue,” “remain,” “will,” “should,” “may,” “plans,” “estimates,” and similar references to future periods. However, these words are not the exclusive means of identifying such statements.
Examples of forward-looking statements include, but are not limited to:
▪projections of revenues, expenses, income or loss, earnings or loss per share, and other financial items;
▪statements of plans, objectives, and expectations of the Company or its management or Board of Directors;
▪statements of future economic performance; and
▪statements of assumptions underlying such statements.
Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and in many cases, are beyond the Company’s control. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause the Company’s actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
▪our ability to successfully execute our business plan and strategic initiatives, and manage any risks or uncertainties;
▪continued regulatory changes or other risk mitigation efforts taken by government agencies in response to the risk to safety and soundness in the banking industry;
▪volatility in Webster’s stock price due to investor sentiment and perception of the banking industry;
▪local, regional, national, and international economic conditions or macroeconomic instability (including any economic slowdown or recession, inflation, monetary fluctuation, tariff increases, interest rate changes, credit loss trends, unemployment, changes in housing or securities markets, or other factors) and the impact of the same on us or our customers;
▪volatility, disruption, or uncertainty in national and international financial markets, including as a result of geopolitical developments;
▪the impact of unrealized losses in our financial instruments, particularly in our available-for-sale securities portfolio;
▪changes in laws and regulations, or existing laws and regulations that we become subject to, including those concerning banking, taxes, dividends, securities, insurance, cybersecurity, and healthcare administration, with which we must comply;
▪adverse conditions in the securities markets that could lead to impairment in the value of our securities portfolio;
▪possible changes in governmental monetary and fiscal policies, or any leadership changes of those determining such policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures;
▪the effects of any U.S. federal government closures or significant staff reductions or restructurings in agencies regulating or otherwise impacting our business;
▪the impact of any new regulatory, policy, or enforcement developments resulting from the policies or actions of the current U.S. presidential administration, including the announcement and/or implementation of tariffs and other protectionist trade policies, and any reciprocal and/or retaliatory tariffs by foreign countries, including the effect on our customers;
▪the timely development and acceptance of any new products and services, and the perceived value of those products and services by customers;
▪changes in deposit flows, consumer spending, borrowings, and savings habits;
▪our ability to implement new technologies and maintain secure and reliable information and technology systems;
▪the effects of any cybersecurity threats, attacks or disruptions, fraudulent activity, or other data breaches or security events, including those involving our third-party vendors and service providers;
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
▪legal and regulatory developments, including any due to judicial decisions, the initiation or resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews, disruptions at regulatory agencies, government funding, or other issues;
▪our ability to navigate differing environmental, social, governmental, and sustainability concerns among federal and state governmental administrations and judicial decisions, our stakeholders, and other activists that may arise from our business activities;
▪our ability to assess and monitor the effect of evolving uses of artificial intelligence on our business and operations; and
▪the occurrence of natural disasters, severe weather events, and public health crises, and any governmental or societal responses thereto.
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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. As of March 31, 2025, Webster Financial Corporation had more than $80 billion in total consolidated assets. Webster Bank is a commercial bank with a national bank charter focused on providing financial products and services to businesses, individuals, and families. While its core footprint spans the Northeast from the New York metropolitan area to Rhode Island and Massachusetts, certain businesses operate in extended geographies. Webster Bank offers three differentiated lines of business: Commercial Banking, Healthcare Financial Services, and Consumer Banking.
The following discussion and analysis provides information that management believes is necessary to understand the Company’s consolidated financial condition, results of operations, and cash flows for the three months ended March 31, 2025, as compared to 2024. This information should be read in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, contained in Part I - Item 1. Financial Statements of this report, and the Consolidated Financial Statements, and accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s consolidated financial condition, results of operations, and cash flows for the three months ended March 31, 2025, as compared to 2024, are not necessarily indicative of future results that may be attained for the entire year or other interim periods.
Economic Outlook
Recent announcements from the current U.S. administration regarding changes in trade policies and other economic policies and practices, including tariffs, have created significant economic uncertainty in the U.S., which could contribute to higher inflation and increase the risk of a recession. Events such as these are outside of our control, but nonetheless may alter customer behavior, including borrowing, repayment, investment, and deposit practices, which could, in turn, adversely impact our business and financial results in future periods. While we cannot predict the potential impact that these changes and economic developments may have on us or our customers, we believe that our diverse businesses, strong capital position, unique deposit profile, and solid risk management framework allow us to operate in a range of economic environments.

Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	Three months ended March 31,
(In thousands, except per share and ratio data)	2025	2024
Income and performance ratios:
Net income	$226,917	$216,323
Net income applicable to common stockholders	220,367	210,059
Earnings per common share - diluted	1.30	1.23
Return on average assets (annualized)	1.15%	1.15%
Return on average tangible common stockholders’ equity (annualized) (non-GAAP)	15.93	16.30
Return on average common stockholders’ equity (annualized)	9.94	10.01
Non-interest income as a percentage of total revenue	13.14	14.89
Asset quality:
ACL on loans and leases	$713,321	$641,442
Non-performing assets (1)	564,708	289,254
ACL on loans and leases / total loans and leases	1.34%	1.26%
Net charge-offs / average loans and leases (annualized)	0.42	0.29
Non-performing loans and leases / total loans and leases (1)	1.06	0.56
Non-performing assets / total loans and leases plus OREO and repossessed assets (1)	1.06	0.57
ACL on loans and leases / non-performing loans and leases (1)	126.39	226.17
Other ratios:
Tangible common equity (non-GAAP)	7.43%	7.15%
Tier 1 Risk-Based Capital	11.76	11.08
Total Risk-Based Capital	13.96	13.21
CET1 Risk-Based Capital	11.25	10.57
Stockholders’ equity / total assets	11.47	11.49
Net interest margin (2)	3.48	3.41
Efficiency ratio (non-GAAP)	45.79	45.25
Equity and share related:
Common stockholders’ equity	$8,920,175	$8,463,519
Book value per common share	52.91	49.07
Tangible book value per common share (non-GAAP)	33.97	30.22
Common stock closing price	51.55	50.77
Dividends and equivalents declared per common share	0.40	0.40
Common shares outstanding	168,594	172,464
Weighted-average common shares outstanding - basic	169,182	170,445
Weighted-average common shares - diluted	169,544	170,704
(1)Non-performing assets and the related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)Effective as of the first quarter of 2025, the Company changed its methodology used to annualize net interest income in its quarterly net interest margin calculation. Net interest margin for the prior period has been recast.
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

Tangible book value per common share represents stockholders’ equity less preferred stock and goodwill and other intangible assets (tangible common equity) divided by common shares outstanding at the end of the reporting period. The tangible common equity ratio represents tangible common equity divided by total assets less goodwill and other intangible assets (tangible assets). Both of these measures are used by management to evaluate the Company’s capital position. The annualized return on average tangible common stockholders’ equity is calculated using net income less preferred stock dividends, adjusted for the annualized tax-effected amortization of intangible assets, as a percentage of average tangible common equity. This measure is used by management to assess the Company’s performance against its peer financial institutions. The efficiency ratio, which represents the costs expended to generate a dollar of revenue, is calculated excluding certain non-operational items in order to measure how well the Company is managing its recurring operating expenses.
These non-GAAP financial measures should not be considered a substitute for GAAP basis financial measures. Because non-GAAP financial measures are not standardized, it may not be possible to compare these with other companies that present financial measures having the same or similar names.
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	March 31,
(Dollars and shares in thousands, except per share data)	2025	2024
Tangible book value per common share:
Stockholders’ equity	$9,204,154	$8,747,498
Less: Preferred stock	283,979	283,979
Goodwill and other intangible assets	3,193,132	3,250,909
Tangible common stockholders’ equity	$5,727,043	$5,212,610
Common shares outstanding	168,594	172,464
Tangible book value per common share	$33.97	$30.22
Book value per common share (GAAP)	$52.91	$49.07

Tangible common equity ratio:
Tangible common stockholders’ equity	$5,727,043	$5,212,610
Total assets	$80,279,750	$76,161,693
Less: Goodwill and other intangible assets	3,193,132	3,250,909
Tangible assets	$77,086,618	$72,910,784
Tangible common equity ratio	7.43%	7.15%
Common stockholders’ equity to total assets (GAAP)	11.11%	11.11%

	Three months ended March 31,
(Dollars in thousands)	2025	2024
Return on average tangible common stockholders’ equity:
Net income	$226,917	$216,323
Less: Preferred stock dividends	4,163	4,163
Add: Intangible assets amortization, tax-effected	6,732	7,263
Net income adjusted for preferred stock dividends and intangible assets amortization	$229,486	$219,423
Net income adjusted for preferred stock dividends and intangible assets amortization (annualized)	$917,944	$877,692
Average stockholders’ equity	$9,245,030	$8,759,992
Less: Average preferred stock	283,979	283,979
Average goodwill and other intangible assets	3,198,123	3,090,751
Average tangible common stockholders’ equity	$5,762,928	$5,385,262
Return on average tangible common stockholders’ equity	15.93%	16.30%
Return on average common stockholders’ equity (annualized) (GAAP)	9.94%	10.01%

Efficiency ratio:
Non-interest expense	$343,644	$335,923
Less: Foreclosed property activities	517	(330)
Intangible assets amortization	9,237	9,194
Operating lease depreciation	16	663
FDIC special assessment estimate	—	11,862
Ametros acquisition expenses	—	3,139
Non-interest expense	$333,874	$311,395
Net interest income	$612,192	$567,739
Add: FTE adjustment	13,611	15,879
Non-interest income	92,606	99,353
Other income (1)	11,032	7,626
Less: Operating lease depreciation	16	663
Gain (loss) on sale of investment securities, net	220	(9,826)
Net gain on sale of mortgage servicing rights	—	11,655
Adjusted income	$729,205	$688,105
Efficiency ratio	45.79%	45.25%
Non-interest expense as a percentage of total revenue (GAAP)	48.76%	50.36%
(1)Other income (non-GAAP) reflects a tax-equivalent adjustment on income generated from low-income housing tax credit investments.

Net Interest Income Analysis
The following table summarizes daily average balances, interest, and average yield/rate by major category, and net interest margin on an FTE basis:

	Three months ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate

Assets:
Interest-earning assets:
Loans and leases (1)	$52,568,406	$766,388	5.84%	$50,938,418	$801,864	6.24%
Investment securities: (2)
Taxable	17,141,694	189,455	4.42	14,530,021	141,131	3.87
Non-taxable	972,264	7,354	3.03	2,342,190	12,514	2.18
Total investment securities	18,113,958	196,809	4.35	16,872,211	153,645	3.64
FHLB and FRB stock	323,982	3,954	4.95	343,992	4,352	5.09
Interest-bearing deposits (3)	1,819,496	19,932	4.38	572,401	7,786	5.38
Loans held for sale	28,732	15	0.21	13,418	82	2.45
Total interest-earning assets	72,854,574	$987,098	5.42%	68,740,440	$967,729	5.59%
Non-interest-earning assets (2)	6,410,395			6,592,325
Total assets	$79,264,969			$75,332,765
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand	$10,280,570	$—	—%	$10,582,416	$—	—%
Health savings accounts	9,307,517	3,560	0.16	8,605,640	3,191	0.15
Interest-bearing checking	9,709,820	40,899	1.71	9,255,252	41,353	1.80
Money market	21,114,901	183,107	3.52	18,102,661	186,752	4.15
Savings	7,104,607	28,143	1.61	6,697,772	21,545	1.29
Certificates of deposit	6,047,194	54,942	3.68	5,779,350	62,499	4.35
Brokered certificates of deposit	1,402,350	15,732	4.55	1,542,275	20,631	5.38
Total deposits	64,966,959	326,383	2.04	60,565,366	335,971	2.23
Securities sold under agreements to repurchase	244,560	1,676	2.74	130,653	171	0.52
Federal funds purchased	—	—	—	140,165	1,937	5.47
FHLB advances	2,112,301	23,589	4.47	2,689,632	37,367	5.50
Long-term debt (2)	886,235	9,647	4.35	953,508	8,665	3.64
Total borrowings	3,243,096	34,912	4.31	3,913,958	48,140	4.88
Total deposits and interest-bearing liabilities	68,210,055	$361,295	2.15%	64,479,324	$384,111	2.39%
Non-interest-bearing liabilities (2)	1,809,884			2,093,449
Total liabilities	70,019,939			66,572,773
Preferred stock	283,979			283,979
Common stockholders’ equity	8,961,051			8,476,013
Total stockholders’ equity	9,245,030			8,759,992
Total liabilities and stockholders’ equity	$79,264,969			$75,332,765
Net interest income (FTE)		$625,803			$583,618
Less: FTE adjustment (4)		(13,611)			(15,879)
Net interest income		$612,192			$567,739
Net interest margin (FTE) (5)			3.48%			3.41%
(1)Non-accrual loans have been included in the computation of average balances.
(2)In order to provide the users of the Company’s financial statements with a more transparent view of the actual consolidated average balances that are used in the calculation of net interest margin, the Company has recast, in the above table, certain consolidated average balances for the three months ended March 31, 2024, to reflect a change in presentation being applied retrospectively. Specifically, adjustments were made to exclude average unsettled trades of $108.8 million and average available-for-sale unrealized losses of $737.7 million, from investment securities, and to exclude an average basis adjustment of $27.4 million from long-term debt related to a de-designated fair value hedge. Rather, effective as of December 31, 2024, these amounts are being presented in average non-interest-earning assets and average non-interest-bearing liabilities, respectively. There was no change to the related yields/rates or net interest income that had been previously disclosed.

(3)Interest-bearing deposits are a component of Cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows included in Part I - Item 1. Financial Statements.
(4)FTE adjustments on loans and leases and investment securities are determined assuming a statutory federal income tax rate of 21%. Items computed on an FTE basis are considered non-GAAP financial measures, and are used by management to evaluate the comparability of the Company’s revenue arising from both taxable and non-taxable sources.
(5)Effective as of the first quarter of 2025, the Company changed its methodology used to annualize net interest income in its quarterly net interest margin calculation. Net interest margin for the prior period has been recast. There were no changes to the related yields/rates or net interest income that had been previously disclosed.
The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on an FTE basis:

	Three months ended March 31,
	2025 vs. 2024 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(56,668)	$21,192	$(35,476)
Investment securities	32,471	10,693	43,164
FHLB and FRB stock	(145)	(253)	(398)
Interest-bearing deposits	(4,818)	16,964	12,146
Loans held for sale	—	(67)	(67)
Total interest income	$(29,160)	$48,529	$19,369
Change in interest on interest-bearing liabilities:
Health savings accounts	$109	$260	$369
Interest-bearing checking	(2,485)	2,031	(454)
Money market	(34,720)	31,075	(3,645)
Savings	5,288	1,310	6,598
Certificates of deposit	(10,453)	2,896	(7,557)
Brokered certificates of deposits	(3,027)	(1,872)	(4,899)
Securities sold under agreements to repurchase	1,355	150	1,505
Federal funds purchased	—	(1,937)	(1,937)
FHLB advances	(5,757)	(8,021)	(13,778)
Long-term debt	1,593	(611)	982
Total interest expense	$(48,097)	$25,281	$(22,816)
Net change in net interest income	$18,937	$23,248	$42,185
(1)The change attributable to mix, a combined impact of rate and volume, is included with the change due to rate.
Net interest income increased $44.5 million, or 7.8%, from $567.7 million for the three months ended March 31, 2024, to $612.2 million for the three months ended March 31, 2025. Net interest margin increased 7 basis points from 3.41% for the three months ended March 31, 2024, to 3.48% for the three months ended March 31, 2025, reflecting increases of $4.1 billion, or 6.0%, in average total interest-earning assets and $3.7 billion, or 5.8%, in average interest-bearing liabilities. The lower interest rate environment during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily resulted in the average yield on average interest-earning assets to decrease by 17 basis points and the average rate on average interest-bearing liabilities to decrease by 24 basis points.
The change in average interest-earnings assets was primarily attributed to the following items:
•Average loans and leases increased $1.6 billion, or 3.2%, primarily due to increases in average commercial and institutional loans and average residential mortgages.
•Average total investment securities increased $1.2 billion, or 7.4%, reflecting increases of $1.0 billion in held-to-maturity and $0.2 billion in available-for-sale, primarily due the timing and volume of purchase and sales activities.
•Average interest-bearing deposits held at the FRB increased $1.2 billion, or 217.9%, primarily due to management’s strategic decision to hold higher levels of on-balance sheet liquidity.
The change in average interest-bearing liabilities was primarily attributed to the following items:
•Average total deposits increased $4.4 billion, or 7.3%, primarily due to increases in average money markets, which contributed to $3.0 billion of the change. The Company also experienced increases across all other deposit products except for average demand and average brokered certificates of deposits.
•Average FHLB advances decreased $0.6 billion, or 21.5%, primarily due to the paydown of short-term advances and a change in short-term borrowings mix.

Provision for Credit Losses
The total provision for credit losses increased $32.0 million, or 70.3%, from $45.5 million for the three months ended March 31, 2024, to $77.5 million for the three months ended March 31, 2025, primarily due to additional loan and lease reserves resulting from uncertainty in the current macroeconomic environment and risk rating migration.
Additional information regarding the Company’s provision for credit losses on loans and leases and the related ACL can be found under the sections captioned “Loans and Leases” through “Allowance for Credit Losses on Loans and Leases” contained elsewhere in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Non-Interest Income

	Three months ended March 31,
(In thousands)	2025	2024
Deposit service fees	$38,895	$42,589
Loan and lease related fees	17,621	19,767
Wealth and investment services	7,789	7,924
Cash surrender value of life insurance policies	7,992	5,946
Gain (loss) on sale of investment securities, net	220	(9,826)
Other income	20,089	32,953
Total non-interest income	$92,606	$99,353
Total non-interest income decreased $6.8 million, or 6.8%, from $99.4 million for the three months ended March 31, 2024, to $92.6 million for the three months ended March 31, 2025, primarily due to decreases in Other income and Deposit services fees, partially offset by the change in Net gains (losses) on sale of investment securities.
Deposit service fees decreased $3.7 million, or 8.7%, from $42.6 million for the three months ended March 31, 2024, to $38.9 million for the three months ended March 31, 2025, primarily due to higher revenue share costs and lower customer account service fees, partially offset by higher ATM surcharges.
Net gains (losses) on sale of investment securities changed $10.0 million, or 102.2%, from net (losses) of $9.8 million for the three months ended March 31, 2024, to net gains of $0.2 million for the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company sold $14.7 million of Corporate debt securities classified as available-for-sale for proceeds of $14.9 million. During the three months ended March 31, 2024 the Company sold $344.1 million of Agency MBS, Corporate debt securities, and Municipal bonds and notes classified as available-for-sale for proceeds of $331.7 million. The amounts presented in non-interest income include the portion of any losses that were not due to credit related factors.
Other income decreased $12.9 million, or 39.0%, from $33.0 million for the three months ended March 31, 2024, to $20.1 million for the three months ended March 31, 2025, primarily due to the $11.7 million net gain on sale of mortgage servicing rights in the first quarter of 2024, the credit valuation adjustment, and bank-owned life insurance events in the first quarter of 2024, partially offset by higher direct investment income.

Non-Interest Expense

	Three months ended March 31,
(In thousands)	2025	2024
Compensation and benefits	$198,645	$188,540
Occupancy	19,717	19,439
Technology and equipment	47,719	45,836
Intangible assets amortization	9,237	9,194
Marketing	4,027	4,281
Professional and outside services	17,226	12,981
Deposit insurance	16,345	24,223
Other expense	30,728	31,429
Total non-interest expense	$343,644	$335,923
Total non-interest expense increased $7.7 million, or 2.3%, from $335.9 million for the three months ended March 31, 2024, to $343.6 million for the three months ended March 31, 2025, primarily due to increases in Compensation and benefits and Professional and outside services, partially offset by a decrease in Deposit insurance.
Compensation and benefits increased $10.1 million, or 5.4%, from $188.5 million for the three months ended March 31, 2024, to $198.6 million for the three months ended March 31, 2025, primarily due to higher compensation, performance-based incentives, and employee benefits.
Professional and outside services increased $4.2 million, or 32.7%, from $13.0 million for the three months ended March 31, 2024, to $17.2 million for the three months ended March 31, 2025, primarily due to an increase in technology consulting fees.
Deposit insurance decreased $7.9 million, or 32.5%, from $24.2 million for the three months ended March 31, 2024, to $16.3 million for the three months ended March 31, 2025, primarily due to an increase in the FDIC special assessment estimate in the first quarter of 2024, partially offset by the impact from the increase in the Company’s deposit insurance assessment base.
Income Taxes
The Company recognized income tax expense of $56.7 million and $69.3 million for the three months ended March 31, 2025, and 2024, respectively, reflecting effective tax rates of 20.0% and 24.3%, respectively. The higher income tax expense and effective tax rate for the three months ended March 31, 2024, primarily reflects the recognition of a $10.9 million discrete expense in that period, which impacted the effective rate by 3.8 percentage points.
Additional information regarding the Company’s income taxes, including its deferred tax assets, can be found within Note 9: Income Taxes in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Segment Reporting
The Company’s operations are organized into three reportable segments that represent its differentiated lines of business: Commercial Banking, Healthcare Financial Services, and Consumer Banking. Additional information regarding the Company’s reportable segments and its segment reporting methodology can be found within Note 15: Segment Reporting in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report, and within Note 21: Segment Reporting in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Commercial Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2025	2024
Net interest income	$319,123	$341,942
Non-interest income	28,958	34,280
Non-interest expense	106,582	106,225
Pre-tax, pre-provision net revenue	$241,499	$269,997
Commercial Banking’s PPNR decreased $28.5 million, or 10.6%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to decreases in net interest income and non-interest income, and an increase in non-interest expense. The $22.8 million decrease in net interest income is primarily due to lower loan yields, partially offset by loan growth and lower deposit costs. The $5.3 million decrease in non-interest income is primarily due to lower direct investment gains, interest rate hedging activities, cash management fees, and factoring income. The $0.4 million increase in non-interest expense is primarily due to increased investments in human capital, operational process improvements, and technology to support growth of the Commercial Banking segment.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	March 31, 2025	December 31, 2024
Loans and leases	$40,790,670	$40,616,156
Deposits	16,572,502	16,251,850
Assets under administration / management (off-balance sheet)	2,957,462	2,965,624
Loans and leases increased $0.2 billion, or 0.4%, at March 31, 2025, as compared to December 31, 2024, primarily due to growth in commercial non-mortgage loans, partially offset by net principal paydowns in commercial real estate and equipment financing loans. Total portfolio originations for the three months ended March 31, 2025, and 2024, were $2.1 billion and $2.2 billion, respectively. The $0.1 billion decrease was primarily due to decreased commercial real estate originations, partially offset by increased commercial non-mortgage and equipment financing originations.
Deposits increased $0.3 billion, or 2.0%, at March 31, 2025, as compared to December 31, 2024, primarily due to higher savings and money market accounts balances resulting from seasonal net inflows, partially offset by decreases in checking and non-interest bearing demand deposits.
Assets under administration and assets under management, in aggregate, remained relatively flat at approximately $3.0 billion at both March 31, 2025 and December 31, 2024, as the impact due to lower valuations in the equity markets was offset by net investment fund inflows.

Healthcare Financial Services
Operating Results:

	Three months ended March 31,
(In thousands)	2025	2024
Net interest income	$96,361	$86,138
Non-interest income	29,390	31,061
Non-interest expense	55,720	52,127
Pre-tax, pre-provision net revenue	$70,031	$65,072
Healthcare Financial Services’ PPNR increased $5.0 million, or 7.6%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $10.2 million increase in net interest income is primarily due to higher deposit balances, partially offset by lower deposit spreads. The $1.7 million decrease in non-interest income is primarily due to lower deposit service fees and higher revenue share costs, partially offset by an increase in other income from Ametros. The $3.6 million increase in non-interest expense is primarily due to higher compensation and benefits and technology costs.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	March 31, 2025	December 31, 2024
Deposits	$10,245,003	$9,966,773
Assets under administration, through linked investment accounts (off-balance sheet)	5,108,311	5,321,736
Deposits increased $0.3 billion, or 2.8%, at March 31, 2025, as compared to December 31, 2024, primarily due to additional HSA Bank and Ametros account holders in the first quarter of 2025.
Assets under administration, through linked investment accounts, decreased $0.2 billion, or 4.0%, at March 31, 2025, as compared to December 31, 2024, primarily due to a decrease in investment account balances as a result of lower valuations in the equity markets, partially offset by additional HSA Bank account holders during the first quarter of 2025.

Consumer Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2025	2024
Net interest income	$202,064	$205,777
Non-interest income	26,204	33,978
Non-interest expense	122,656	120,121
Pre-tax, pre-provision net revenue	$105,612	$119,634
Consumer Banking’s PPNR decreased $14.0 million, or 11.7%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to decreases in net interest income and non-interest income, and an increase in non-interest expense. The $3.7 million decrease in net interest income is primarily due to growth in higher cost deposit products, partially offset by loan growth. The $7.8 million decrease in non-interest income is primarily due to the net gain on sale of mortgage servicing rights in the first quarter of 2024, coupled with lower investment services income and loan servicing fees, partially offset by increased deposit service fees. The $2.5 million increase in non-interest expense is primarily due to increased investments in technology and outside professional services, partially offset by lower operational support expenses, costs related to debit card processing, and employee benefits expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	March 31, 2025	December 31, 2024
Loans	$12,266,777	$11,886,095
Deposits	27,797,351	27,332,786
Assets under administration (off-balance sheet)	7,433,931	7,997,114
Loans increased $0.4 billion, or 3.2%, at March 31, 2025, as compared to December 31, 2024, primarily due to growth in residential mortgages and an increase in other consumer loans, partially offset by net principal paydowns in home equity loans/lines of credit and small business commercial loans. Total portfolio originations for the three months ended March 31, 2025, and 2024, were $0.6 billion and $0.3 billion. The $0.3 billion increase was primarily due to increased residential mortgage originations, partially offset by decreased small business commercial loan originations.
Deposits increased $0.5 billion, or 1.7%, at March 31, 2025, as compared to December 31, 2024, primarily due to higher savings, money market, checking, and non-interest-bearing demand deposits balances resulting from seasonal net inflows.
Assets under administration decreased $0.6 billion, or 7.0% at March 31, 2025, as compared to December 31, 2024, primarily due to the sale of two investment portfolios and lower valuations in the equity markets.

Financial Condition
Total assets increased $1.3 billion, or 1.6%, from $79.0 billion at December 31, 2024, to $80.3 billion at March 31, 2025. The change in total assets was primarily attributed to the following items, which experienced changes greater than $100 million:
•Cash and cash equivalents increased $0.4 billion, primarily due to an increase in interest-bearing deposits held at the FRB as a result of management’s strategic decision to hold higher levels of on-balance sheet liquidity;
•Total investment securities, net increased $0.2 billion, reflecting a $0.3 billion increase in the available-for-sale portfolio, partially offset by a $0.1 billion decrease in the held-to-maturity portfolio. The net increase in total investment securities was primarily due to purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories;
•Loans and leases increased $0.6 billion, primarily due to $2.7 billion of originations during the three months ended March 31, 2025, particularly across the commercial non-mortgage, commercial real estate, and residential mortgages, partially offset by net principal paydowns;
Total liabilities increased $1.2 billion, or 1.7%, from $69.9 billion at December 31, 2024, to $71.1 billion at March 31, 2025. The change in total liabilities was primarily attributed to the following items:
•Total deposits increased $0.8 billion, primarily reflecting a $1.0 billion increase in interest-bearing deposits, partially offset by a $0.2 billion decrease in non-interest-bearing deposits. The net increase in total deposits was primarily due to an increase in money market deposits, particularly from interLINK, and growth in savings and health savings accounts, partially offset by decreases in brokered certificates of deposit and non-interest-bearing demand.
•Securities sold under agreements to repurchase decreased $0.3 billion, primarily due to a change in short-term funding mix;
•FHLB advances increased $0.8 billion, also primarily due to a change in short-term funding mix;
•Accrued expenses and other liabilities decreased $0.2 billion. Notable drivers of the change included decreases in accrued compensation due to bonus payouts in March 2025, treasury derivative liabilities, and accrued interest payable, partially offset by an increase in unfunded commitments for LIHTC investments.
Total stockholders’ equity increased $0.1 billion, or 0.8%, from $9.1 billion at December 31, 2024, to $9.2 billion at March 31, 2025. The change in total stockholders’ equity was attributed to the following items:
•Net income of $226.9 million;
•Other comprehensive income, net of tax, of $107.0 million;
•Dividends paid to common and preferred stockholders of $68.7 million and $4.2 million, respectively;
•Stock-based compensation expense of $14.0 million;
•Repurchases of common stock of $182.3 million under the Company’s common stock repurchase program and $21.8 million related to employee stock-based compensation plan activity.

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
The ALCO manages the Company’s investment securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in such security presents a safety and soundness concern. Although the Bank held the entirety of the Company’s investment securities portfolio at both March 31, 2025, and December 31, 2024, the Holding Company may also directly hold investments.
The following table summarizes the carrying amount and percentage composition of the Company’s investment securities:

	March 31, 2025		December 31, 2024
(In thousands)	Amount	%	Amount	%
Available-for-sale:
Government agency debentures	$192,341	2.1%	$186,426	2.1%
Municipal bonds and notes	109,294	1.2	110,876	1.2
Agency CMO	28,285	0.3	29,043	0.3
Agency MBS	4,758,155	50.8	4,519,785	50.2
Agency CMBS	3,156,300	33.7	3,034,392	33.8
CMBS	629,351	6.7	625,388	6.9
Corporate debt	437,930	4.7	452,266	5.0
Private label MBS	39,158	0.4	39,219	0.4
Other	9,283	0.1	9,205	0.1
Total available-for-sale	$9,360,097	100.0%	$9,006,600	100.0%
Held-to-maturity:
Agency CMO	$19,079	0.2%	$19,847	0.2%
Agency MBS	3,036,457	36.6	3,109,411	36.8
Agency CMBS	4,332,667	52.2	4,357,505	51.6
Municipal bonds and notes (1)	844,431	10.2	891,909	10.6
CMBS	65,402	0.8	65,690	0.8
Total held-to-maturity	$8,298,036	100.0%	$8,444,362	100.0%
Total investment securities	$17,658,133		$17,450,962
(1)The balances at March 31, 2025, and December 31, 2024, exclude the ACL recorded on held-to-maturity securities of $0.1 million and $0.2 million, respectively.
Available-for-sale securities increased $0.3 billion, or 3.9%, from $9.0 billion at December 31, 2024, to $9.3 billion at
March 31, 2025, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories. The average FTE yield on the available-for-sale portfolio was 4.67% for the three months ended March 31, 2025, as compared to 3.85% for the three months ended March 31, 2024. The 82 basis point increase is primarily due to higher yields on securities that were purchased over the past year, as compared to the yields on securities with paydown activities or that were sold.
At March 31, 2025, and December 31, 2024, gross unrealized losses on available-for-sale securities were $0.6 billion and $0.7 billion, respectively. The $0.1 billion decrease is primarily due to lower market interest rates. On a quarterly basis, each available-for-sale security that is in an unrealized loss position is evaluated to determine whether the decline in fair value below the amortized cost basis is a result of any credit related factors. At March 31, 2025, and December 31, 2024, the ACL on available-for-sale securities was $0.9 million, which related to a single Corporate debt security. Each of the Company’s other available-for-sale securities in an unrealized loss position at March 31, 2025, are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences. Based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.

Held-to-maturity securities decreased $0.1 billion, or 1.7%, from $8.4 billion at December 31, 2024, to $8.3 billion at
March 31, 2025, primarily due to paydown activities across the Agency MBS, Municipal bonds and notes, and Agency CMBS categories. There were no purchases of held-to-maturity securities during the three months ended March 31, 2025. The average FTE yield on the held-to-maturity portfolio was 3.97% for the three months ended March 31, 2025, as compared to 3.37% for the three months ended March 31, 2024. The 60 basis point increase is primarily due to higher yields on securities that were purchased over the past year, as compared to the yields on securities with paydown activities.
At March 31, 2025, and December 31, 2024, gross unrealized losses on held-to-maturity securities were $0.9 billion and $1.0 billion, respectively. The $0.1 billion decrease is primarily due to lower market interest rates. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At March 31, 2025, and December 31, 2024, the ACL on held-to-maturity securities was $0.1 million and $0.2 million, respectively.
The following table summarizes the maturity distribution of investment securities by the earlier of either contractual maturity or call date, as applicable, along with their respective weighted-average yields:

	March 31, 2025
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
Government agency debentures	$—	—%	$—	—%	$99,549	2.51%	$123,240	3.76%	$222,789	3.20%
Municipal bonds and notes	5,592	2.89	961	4.36	29,777	1.98	86,669	2.24	122,999	2.22
Agency CMO	49	2.98	—	—	2,195	3.40	28,611	2.83	30,855	2.87
Agency MBS	376	0.75	3,002	1.36	1,191	3.87	4,923,083	4.64	4,927,652	4.63
Agency CMBS	—	—	109,117	4.73	250,433	4.57	3,117,384	4.79	3,476,934	4.77
CMBS	—	—	22,280	5.85	—	—	610,053	5.95	632,333	5.95
Corporate debt	—	—	84,961	3.47	368,810	3.32	20,828	2.94	474,599	3.33
Private label MBS	—	—	—	—	—	—	43,355	4.01	43,355	4.01
Other	—	—	5,000	3.80	4,861	2.69	—	—	9,861	3.26
Total available-for-sale	$6,017	2.75%	$225,321	4.26%	$756,816	3.57%	$8,953,223	4.73%	$9,941,377	4.63%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$19,079	2.86%	$19,079	2.86%
Agency MBS	—	—	116	2.08	35,321	2.61	3,001,020	3.46	3,036,457	3.45
Agency CMBS	—	—	106,407	2.68	—	—	4,226,260	4.24	4,332,667	4.21
Municipal bonds and notes	2,889	2.76	56,683	2.80	205,391	2.88	579,468	3.28	844,431	2.76
CMBS	—	—	—	—	—	—	65,402	2.39	65,402	2.39
Total held-to-maturity	$2,889	2.76%	$163,206	2.72%	$240,712	2.84%	$7,891,229	3.86%	$8,298,036	3.80%
Total investment securities (2)	$8,906	2.75%	$388,527	3.63%	$997,528	3.40%	$16,844,452	4.32%	$18,239,413	4.25%
(1)Weighted-average yields exclude FTE adjustments and hedge adjustments, and are calculated on a pre-tax basis using the current yield inclusive of premium amortization and discount accretion for each security, major type, and maturity bucket.
(2)Available-for-sale securities and held-to-maturity securities are presented at amortized cost before any allowance for credit losses.
Additional information regarding the Company’s investment securities’ portfolios can be found within Note 3: Investment Securities in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company’s loans and leases:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$18,266,697	34.5%	$18,037,942	34.4%
Asset-based	1,385,042	2.6	1,404,007	2.7
Commercial real estate	14,486,748	27.3	14,492,436	27.6
Multi-family	6,896,396	13.0	6,898,600	13.1
Equipment financing	1,229,087	2.3	1,235,016	2.3
Residential	9,123,000	17.2	8,853,669	16.9
Home equity	1,392,129	2.6	1,427,692	2.7
Other consumer	277,124	0.5	155,806	0.3
Total loans and leases (1)	$53,056,223	100.0%	$52,505,168	100.0%
(1)The amortized cost balances at March 31, 2025, and December 31, 2024, exclude the ACL recorded on loans and leases of $713.3 million and $689.6 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	March 31, 2025
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$115,744	$1,023,612	$2,560,473	$1,459,254	$5,159,083
Asset-based	103,940	441,476	—	—	545,416
Commercial real estate	982,278	1,977,438	665,615	121,647	3,746,978
Multi-family	506,096	3,431,393	801,478	70,404	4,809,371
Equipment financing	107,511	817,203	304,373	—	1,229,087
Residential	2,754	34,193	367,637	5,712,693	6,117,277
Home equity	2,784	20,728	156,595	221,070	401,177
Other consumer	11,316	203,998	31,708	33	247,055
Total fixed rate loans and leases	$1,832,423	$7,950,041	$4,887,879	$7,585,101	$22,255,444
Variable rate:
Commercial non-mortgage	$3,794,768	$7,673,315	$1,571,286	$68,246	$13,107,615
Asset-based	355,545	484,081	—	—	839,626
Commercial real estate	2,619,225	5,284,169	2,212,430	623,946	10,739,770
Multi-family	431,289	1,026,268	626,295	3,173	2,087,025
Residential	422	7,340	243,455	2,754,506	3,005,723
Home equity	2,110	3,080	97,104	888,657	990,951
Other consumer	5,293	23,094	1,682	—	30,069
Total variable rate loans and leases (1)	$7,208,652	$14,501,347	$4,752,252	$4,338,528	$30,800,779
Total loans and leases (2)	$9,041,075	$22,451,388	$9,640,131	$11,923,629	$53,056,223
(1)The Company has a back-to-back swap program, whereby it enters into an interest rate swap with qualified customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty, to hedge interest rate risk. At
March 31, 2025, there were 877 customer interest rate swap arrangements with a total notional amount of $7.3 billion to convert floating-rate loan payments to fixed-rate loan payments, and 45 customer interest rate cap arrangements with a total notional amount of $1.5 billion limiting how high interest rates can rise on variable-rate loans in a rising interest rate environment.
(2)Amounts due exclude total accrued interest receivable of $269.3 million.
Portfolio Concentrations
The Company actively monitors and manages concentrations of credit risk pertaining to specific industries, geographies, property types, and other characteristics that may exist in its loan and lease portfolio. At March 31, 2025, and December 31, 2024, commercial non-mortgage, commercial real estate, and multi-family loans comprised 74.7% and 75.1%, respectively, of the Company’s loan and lease portfolio, with a large portion of the borrowers or properties associated with these loans geographically concentrated in New York City and the proximate areas.

The following table summarizes the percentage composition of commercial non-mortgage loans by industry, as determined using NAICS codes, which are used by the Company to categorize loans based on the borrower’s type of business:

Industry:	March 31, 2025	December 31, 2024
Finance	26.0%	25.7%
Public Administration	16.1	15.8
Services	15.7	16.1
Communications	7.6	7.7
Manufacturing	6.6	6.4
Real Estate	5.8	5.0
Retail & Wholesale	4.5	4.6
Healthcare	4.4	4.6
Transportation & Public Utilities	3.3	3.0
Construction	2.3	2.3
Other	7.7	8.8
Total Commercial non-mortgage	100.0%	100.0%
As illustrated above, concentrations are generally consistent from period to period. Any change in composition is consistent with the Company’s portfolio growth strategy.
The following tables summarize the percentage composition of commercial real estate and multi-family loans by both geography and property type, and whether the properties are owner occupied or non-owner occupied:

	March 31, 2025			December 31, 2024
Geography:	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
New York City	2.7%	32.3%	35.0%	2.9%	32.6%	35.5%
Other New York Counties	2.6	11.3	13.9	2.6	11.7	14.3
Connecticut	2.4	6.4	8.8	2.4	6.3	8.7
New Jersey	1.1	7.0	8.1	1.6	6.9	8.5
Massachusetts	1.4	4.9	6.3	1.4	4.9	6.3
Southeast	0.9	11.1	12.0	1.0	10.2	11.2
Other	1.4	14.5	15.9	1.4	14.1	15.5
Total Commercial real estate & Multi-family	12.5%	87.5%	100.0%	13.3%	86.7%	100.0%

	March 31, 2025			December 31, 2024
Property Type:	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
Multi-family	0.4%	35.5%	35.9%	0.4%	34.3%	34.7%
Industrial & Warehouse	3.0	15.0	18.0	3.1	14.6	17.7
Retail	0.5	8.2	8.7	0.5	8.1	8.6
Construction	0.1	5.8	5.9	0.1	7.7	7.8
Healthcare & Senior Living	3.4	1.7	5.1	4.3	1.9	6.2
Medical Office	0.1	4.4	4.5	0.1	4.2	4.3
Traditional Office	—	3.7	3.7	—	3.8	3.8
Hotel	—	2.1	2.1	—	2.1	2.1
Other	5.0	11.1	16.1	4.8	10.0	14.8
Total Commercial real estate & Multi-family	12.5%	87.5%	100.0%	13.3%	86.7%	100.0%
The weighted-average LTV ratio for non-owner occupied commercial real estate and multi-family loans at both
March 31, 2025, and December 31, 2024, was 57%. The Company calculates its LTV ratios primarily using appraisals at origination unless a full appraisal is subsequently required based on deal-specific events.
Given the foundational change in office demand driven by the acceptance of remote work options, the commercial real estate market has continued to experience an increase in office property vacancies. As such, commercial real estate performance across the United States related to the traditional office sector continues to be an area of uncertainty. At March 31, 2025, the outstanding principal balance of traditional office commercial real estate loans was approximately $0.8 billion, which had reserves of $41.7 million established against it. While the Company does anticipate ongoing change in the traditional office sector, management believes that its reserve levels reflect the expected credit losses in the portfolio.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $23.7 million, or 3.4%, from $689.6 million at December 31, 2024, to $713.3 million at March 31, 2025, primarily due to additional loan and lease reserves resulting from uncertainty in the current macroeconomic environment and risk rating migration, partially offset by net charge-offs.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$281,675	39.5%	$270,613	39.2%
Asset-based	31,081	4.4	30,049	4.4
Commercial real estate	249,766	35.0	245,124	35.5
Multi-family	67,389	9.4	70,998	10.3
Equipment financing	19,539	2.7	19,087	2.8
Residential	32,144	4.5	27,354	4.0
Home equity	20,648	2.9	19,625	2.8
Other consumer	11,079	1.6	6,716	1.0
Total ACL on loans and leases	$713,321	100.0%	$689,566	100.0%
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
A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics that are not reflected or captured in the quantitative models, but are likely to impact the measurement of estimated credit losses. Qualitative adjustments are based on management’s judgment of the Company, market, industry, or business specific data, and may be applied in relation to economic forecasts when relevant facts and circumstances are expected to impact credit losses, particularly in times of significant volatility in economic activity. Qualitative factors that are generally used in the Company’s models for all loan and lease portfolios include, but are not limited to, nature and volume of portfolio growth, credit quality trends, underwriting exception levels, quality of internal loan review, credit concentrations, and staffing trends. During the first quarter of 2025, the Company incorporated a new economic uncertainty qualitative factor in its models to reflect the estimated impact from proposed tariffs, a heightened risk of recession/inflation, and the general economic uncertainty that has developed, which resulted in an increase to the collective ACL of $19.4 million from December 31, 2024, to March 31, 2025. The qualitative portion of the collective ACL accounted for approximately 40% and 39% of the total ACL on loans and leases at
March 31, 2025, and December 31, 2024, respectively. Excluding the impact from the new economic uncertainty qualitative factor in the first quarter of 2025, the balance of qualitative reserves primarily relates to credit quality trends and credit concentration factors, which remained relatively stable from period to period.

Individually Assessed Loans and Leases. If the risk characteristics of a loan or lease change such that it no longer matches the risk characteristics of the collectively assessed pool, it is removed from the population and individually assessed for credit losses. Generally, all non-accrual loans and loans with a charge-off are individually assessed. The measurement method used to calculate the expected credit loss on an individually assessed loan or lease is dependent on the type and whether the loan or lease is considered to be collateral dependent. Methods for collateral dependent commercial loans are either based on the fair value of the collateral less estimated costs to sell when the basis of repayment is the sale of collateral, or the present value of the expected cash flows from the operation of the collateral. For non-collateral dependent loans, either a discounted cash flow method or other loss factor method is used. Any individually assessed loan or lease for which no specific allowance is deemed necessary is either the result of sufficient cash flows or sufficient collateral coverage relative to the amortized cost of the asset.
Additional information regarding the Company’s ACL methodology can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Non-performing loans and leases (1) (2)	$564,398	$461,326
Total loans and leases	53,056,223	52,505,168
Non-performing loans and leases as a percentage of total loans and leases	1.06%	0.88%

Non-performing loans and leases (1) (2)	$564,398	$461,326
Add: OREO and repossessed assets	310	425
Total non-performing assets (1)	$564,708	$461,751
Total loans and leases plus OREO and repossessed assets	$53,056,533	$52,505,593
Non-performing assets as a percentage of total loans and leases plus OREO and repossessed assets	1.06%	0.88%

Non-performing assets (1)	$564,708	$461,751
Total assets	80,279,750	79,025,073
Non-performing assets as a percentage of total assets	0.70%	0.58%

ACL on loans and leases	$713,321	$689,566
Non-performing loans and leases (1) (2)	564,398	461,326
ACL on loans and leases as a percentage of non-performing loans and leases	126.39%	149.47%

ACL on loans and leases	$713,321	$689,566
Total loans and leases	53,056,223	52,505,168
ACL on loans and leases as a percentage of total loans and leases	1.34%	1.31%

ACL on loans and leases	$713,321	$689,566
Net charge-offs (annualized)	219,828	166,914
Ratio of ACL on loans and leases to net charge-offs (annualized)	3.24x	4.13x
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)The increase from December 31, 2024, to March 31, 2025, is primarily due to non-performing commercial real estate, asset-based, and commercial non-mortgage loans.

The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	Three months ended March 31,
	2025			2024
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$27,383	$17,954,342	0.61%	$31,333	$16,941,546	0.74%
Asset-based	9,768	1,409,177	2.77	—	1,523,616	—
Commercial real estate	17,231	14,438,259	0.48	2,112	13,719,196	0.06
Multi-family	175	6,899,888	0.01	1,128	7,684,569	0.06
Equipment financing	67	1,213,254	0.02	3,335	1,293,856	1.03
Residential	(33)	8,985,033	—	(72)	8,225,151	—
Home equity	(285)	1,410,475	(0.08)	(1,206)	1,499,529	(0.32)
Other consumer	651	257,978	1.01	859	50,955	6.74
Total	$54,957	$52,568,406	0.42%	$37,489	$50,938,418	0.29%
(1)Percentage represents annualized net charge-offs (recoveries) to average loans and leases within the comparable category.
Net charge-offs increased $17.5 million, or 46.6%, to $55.0 million for the three months ended March 31, 2025, as compared to $37.5 million for the three months ended March 31, 2024, primarily due to increases in net charge-offs in the commercial real estate and asset-based lending categories, partially offset by decreases in net charge-offs in the commercial non-mortgage and equipment finance categories.

Liquidity and Capital Resources
The Company manages its cash flow requirements through proactive liquidity measures at both the Holding Company and the Bank. In order to maintain stable, cost-effective funding, and to promote overall balance sheet strength, the liquidity position of the Company is continuously monitored, and adjustments are made to balance sources and uses of funds, as appropriate. At March 31, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities.
Cash inflows are provided through a variety of sources, including principal and interest payments on loans and investments, unpledged securities that can be sold or utilized to secure funding, and new deposits. The Company is committed to maintaining a strong base of core deposits, which consists of demand, health savings, interest-bearing checking, money market, and savings accounts, to support growth in its loan portfolios. Management actively monitors the interest rate environment and makes adjustments to its deposit strategy in response to evolving market conditions, funding needs, and client relationship dynamics.
Holding Company Liquidity. The primary source of liquidity at the Holding Company is dividends from the Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The Holding Company generally uses its funds for principal and interest payments on senior notes, subordinated notes, and junior subordinated debt, dividend payments to preferred and common stockholders, repurchases of its common stock, and purchases of debt and equity securities, as applicable.
There are certain restrictions on the Bank’s payment of dividends to the Holding Company, which can be found within
Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report, and under the section captioned “Supervision and Regulation” in Part I - Item 1. Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, the Bank paid $100.0 million in dividends to the Holding Company. At March 31, 2025, there was $641.4 million of retained earnings available for the payment of dividends by the Bank to the Holding Company. On April 30, 2025, the Bank was approved to pay the Holding Company $200.0 million in dividends for the second quarter of 2025.
The quarterly cash dividend to common stockholders remained at $0.40 per common share for the three months ended
March 31, 2025. On April 30, 2025, it was announced that the Holding Company’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For the Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share, respectively, were declared. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Holding Company maintains a common stock repurchase program, which was approved by the Board of Directors, that permits management to repurchase shares of its common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. During the three months ended March 31, 2025, the Holding Company repurchased 3,569,454 shares under the program at a weighted-average price of $50.70 per share, totaling $181.0 million. At March 31, 2025, the Holding Company’s remaining repurchase authority was $47.0 million. On April 30, 2025, the Board of Directors increased management’s authority to repurchase shares of Webster common stock under the repurchase program by $700.0 million.
In addition, the Holding Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the three months ended March 31, 2025, the Holding Company repurchased 384,673 shares at a weighted-average price of $56.62 per share, totaling $21.8 million, for this purpose.
Webster Bank Liquidity. The Bank’s primary source of funding is its core deposits. Including time deposits, the Bank had a loan to total deposit ratio of 80.9% and 81.1% at March 31, 2025, and December 31, 2024, respectively.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At March 31, 2025, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.
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
The following table presents the minimum ratios required as of March 31, 2025, and December 31, 2024:

	Adequately Capitalized	Well Capitalized
CET1 Risk-Based Capital	4.5%	6.5%
Tier 1 Risk-Based Capital	6.0	8.0
Total Risk-Based Capital	8.0	10.0
Tier 1 Leverage Capital	4.0	5.0
At March 31, 2025, and December 31, 2024, both the Company and the Bank were classified as “well-capitalized.” Management believes that no events or changes have occurred subsequent to quarter-end and through the date of this Quarterly Report on Form 10-Q that would change this designation.
The Company’s and the Bank’s capital ratios, which exceeded minimum regulatory requirements, were as follows:

	March 31, 2025 (1)		December 31, 2024 (1)
(In thousands)	Capital/Assets	Ratio	Capital/Assets	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,276,086	11.25%	$6,318,876	11.54%
Tier 1 Risk-Based Capital	6,560,065	11.76	6,602,855	12.06%
Total Risk-Based Capital	7,788,501	13.96	7,800,717	14.24%
Tier 1 Leverage Capital	6,560,065	8.54	6,602,855	8.70%
Risk-weighted assets	55,786,052		54,767,609
Webster Bank
CET1 Risk-Based Capital	$6,988,372	12.56%	$6,847,474	12.53%
Tier 1 Risk-Based Capital	6,988,372	12.56	6,847,474	12.53%
Total Risk-Based Capital	7,684,411	13.81	7,512,143	13.74%
Tier 1 Leverage Capital	6,988,372	9.11	6,847,474	9.04%
Risk-weighted assets	55,661,677		54,667,360
(1)In accordance with regulatory capital rules, the Company elected to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and a subsequent three-year transition period, which ended on December 31, 2024. During the three-year transition period, regulatory capital ratios phased out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2024, the Company was allowed 25% of the regulatory capital benefit as of December 31, 2021. Full absorption occurred in 2025.
Additional information regarding the required regulatory capital levels and ratios applicable to the Company and the Bank can be found within Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.

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
Total deposits were $65.6 billion and $64.8 billion at March 31, 2025, and December 31, 2024, respectively. The
$0.8 billion net increase in total deposits was primarily due to an increase in money market deposits, particularly from interLINK, and growth in savings and health savings accounts, partially offset by decreases in brokered certificates of deposit and non-interest-bearing demand.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended March 31,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,280,570	—%	$10,582,416	—%
Interest-bearing:
Checking	9,709,820	1.71	9,255,252	1.80
Health savings accounts	9,307,517	0.16	8,605,640	0.15
Money market	21,114,901	3.52	18,102,661	4.15
Savings	7,104,607	1.61	6,697,772	1.29
Certificates of deposit	6,047,194	3.68	5,779,350	4.35
Brokered certificates of deposit	1,402,350	4.55	1,542,275	5.38
Total interest-bearing	54,686,389	2.39	49,982,950	2.70
Total average deposits	$64,966,959	2.04%	$60,565,366	2.23%
Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regime, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion and affiliate deposits. At March 31, 2025, and December 31, 2024, total uninsured deposits as per regulatory reporting requirements and reported on Schedule RC-O of the Bank’s Call Report were $22.1 billion and $22.6 billion, respectively.
The following table summarizes uninsured deposits information at March 31, 2025, after certain exclusions:

(In thousands)	March 31, 2025
Uninsured deposits, per regulatory reporting requirements	$22,063,643
Less: Affiliate deposits	(3,501,290)
Collateralized deposits	(4,958,647)
Uninsured deposits, after exclusions	$13,603,706

Immediately available liquidity (1)	$25,391,266
Uninsured deposits coverage	186.6%
(1)Reflects $7.9 billion and $15.5 billion of additional borrowing capacity from the FHLB and the FRB, respectively, and $2.0 billion of interest-bearing deposits held at FRB.

Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 20.7% of total deposits at March 31, 2025. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer-facing, and therefore are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Quarterly Report on Form 10-Q, the Company’s uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and collateralized deposits, is consistent with the percentage reported at March 31, 2025.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	March 31, 2025
Portion of U.S. time deposits in excess of insurance limit	$1,411,038
Time deposits otherwise uninsured with a maturity of:
3 months or less	$702,880
Over 3 months through 6 months	275,391
Over 6 months through 12 months	428,417
Over 12 months	4,350
Additional information regarding period-end deposit balances and rates can be found within Note 6: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. The Bank’s primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowings were $3.9 billion and $3.4 billion at March 31, 2025, and December 31, 2024, respectively, and represented 4.9% and 4.3% of total assets, respectively. The $0.5 billion net increase is primarily due to an increase of $0.8 billion in FHLB advances, partially offset by a decrease of $0.3 billion in securities sold under agreements to repurchase.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $83.4 million and $344.2 million at March 31, 2025, and December 31, 2024, respectively. The $260.8 million decrease is primarily due to a change in short-term funding mix.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. There were no federal funds purchased at March 31, 2025 and December 31, 2024.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $2.9 billion and $2.1 billion at March 31, 2025, and December 31, 2024, respectively. The $0.8 billion increase is primarily due to a change in short-term funding mix.
Long-term debt consists of senior notes maturing in 2029, subordinated notes maturing in 2029 and 2030, and junior subordinated notes maturing in 2033. Long-term debt remained flat at $0.9 billion at March 31, 2025 and December 31, 2024.
The Bank had additional borrowing capacity from the FHLB of $7.9 billion and $8.7 billion at March 31, 2025, and December 31, 2024, respectively. The Bank also had additional borrowing capacity from the FRB of $15.5 billion and $13.3 billion at March 31, 2025, and December 31, 2024, respectively. Unencumbered investment securities of $0.9 billion at March 31, 2025 could have been used for collateral on borrowings or to increase borrowing capacity by either $0.6 billion with the FHLB or $0.7 billion with the FRB.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended March 31,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$244,560	2.74%	$130,653	0.52%
Federal funds purchased	—	—	140,165	5.47
FHLB advances	2,112,301	4.47	2,689,632	5.50
Long-term debt (1)	886,235	4.35	953,508	3.64
Total average borrowings	$3,243,096	4.31%	$3,913,958	4.88%
(1)The average balance of long-term debt for the three months ended March 31, 2024, has been recast in connection with a change in presentation effective as of December 31, 2024. Additional information regarding this change in presentation can be found under the section captioned “Net Interest Income Analysis” contained elsewhere in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Additional information regarding period-end borrowings balances and rates can be found within Note 7: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of 11 district FHLBs, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for the Bank to maintain its membership and access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. The Bank held FHLB capital stock of $120.7 million and $91.7 million at March 31, 2025, and December 31, 2024, respectively. During the three months ended March 31, 2025, the Bank received $1.4 million in dividends from the FHLB. The most recent FHLB quarterly cash dividend was paid on
May 2, 2025, in an amount equal to an annual yield of 7.39%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. The Bank held FRB capital stock of $230.0 million and $229.6 million at March 31, 2025, and December 31, 2024, respectively. The Bank did not receive any dividends from the FRB during the three months ended March 31, 2025. The most recent FRB semi-annual cash dividend was paid on December 31, 2024, in an amount equal to an annual yield of 4.24%.
Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at March 31, 2025. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company’s current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Senior notes	$—	$—	$—	$—	$300,000	$—	$300,000
Subordinated notes	—	—	—	—	274,000	225,000	499,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	2,900,000	—	214	211	636	8,950	2,910,011
Securities sold under agreements to repurchase	83,395	—	—	—	—	—	83,395
Time deposits	6,765,026	670,820	37,100	18,951	18,312	12,183	7,522,392
Operating lease liabilities	26,320	38,283	34,206	31,811	27,686	86,380	244,686
Contingent consideration (2)	12,707	—	—	—	—	—	12,707
Royalty liabilities	750	1,000	1,000	1,000	1,000	4,750	9,500
Purchase obligations (3)	103,240	70,601	41,720	23,236	19,890	10,522	269,209
Total contractual obligations	$9,891,438	$780,704	$114,240	$75,209	$641,524	$425,105	$11,928,220
(1)Interest payments on borrowings have been excluded.
(2)The Company settled $12.5 million of its total contingent consideration obligation in April 2025. Additional information regarding the nature of the Company’s contingent consideration arrangements can be found within Note 14: Fair Value Measurements.
(3)Purchase obligations represent agreements to purchase goods or services of $1.0 million or more that are enforceable and legally binding and specify all significant terms.
In addition, in the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $12.6 billion at March 31, 2025, does not necessarily reflect future cash payments.
The Company also enters into commitments to invest in venture capital and private equity funds and tax credit structures to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $861.6 million at March 31, 2025. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
Pension obligations are funded by the Company, as needed, to provide for participant benefit payments as it relates to the Company’s frozen, non-contributory, qualified defined benefit pension plan. Decisions to contribute to the defined benefit pension plan are made based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. The Company does not currently anticipate that it will be required to contribute to the defined benefit pension plan in 2025. The Company’s non-qualified supplemental executive retirement plans and other post-employment benefit plans are unfunded.
At March 31, 2025, the Company’s Condensed Consolidated Balance Sheet reflects a liability for uncertain tax positions of $16.7 million and $9.5 million of accrued interest and penalties, respectively. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.

On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. At March 31, 2025, the Company’s remaining accrual for its estimated special assessment charge was $33.9 million, which is anticipated to be collected over a remainder of six quarterly assessment periods. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose shortfall special assessments if actual losses exceed the amounts collected. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.
In connection with the completion of a multi-family securitization during the third quarter of 2024, the Company assumed an obligation to reimburse, or guarantee, losses incurred by the multi-family securitization trusts of up to 12% of the aggregate UPB of the loans at the time of sale. Essentially, this obligation represents a first credit loss enhancement provided by the Company. Based on the credit quality of the multi-family loans, among other factors, the Company estimated the amount of its reimbursement obligation to be $3.3 million at March 31, 2025. The Company has not yet been required to make any guarantee payments to Freddie Mac. However, in the event that value of the assets in the multi-family securitization trusts significantly declined, the Company’s maximum exposure to loss could be $36.4 million.
Additional information regarding credit-related financial instruments and the FDIC special assessment and alternative investments can be found within Note 17: Commitments and Contingencies and Note 11: Variable Interest Entities, respectively, in the Notes to the Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report. Additional information regarding defined benefit pension and other postretirement benefit plans, income taxes, and the multifamily securitization can be found within Note 19: Retirement Benefit Plans, Note 9: Income Taxes, and Note 5: Transfers and Servicing of Financial Assets, respectively, in the Notes to the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Asset/Liability Management and Market Risk
The Company’s ALCO uses four main tools to manage interest rate risk: (i) the size, duration, and credit risk of the investment portfolio; (ii) the size and duration of the wholesale funding portfolio; (iii) interest rate contracts; and (iv) the pricing and structure of loans and deposits. Interest rate risk is measured using simulation analysis and asset/liability modeling software to calculate the Company’s earnings at risk and equity at risk. Earnings at risk is defined as the change in net interest income due to change in interest rates. Equity at risk is defined as the change in the net economic value of financial assets, financial liabilities, and off-balance sheet financial instruments, due to changes in interest rates compared to a base net economic value.
Information regarding the key model assumptions and methods used to calculate the Company’s earnings at risk and equity at risk, along with other information regarding the Company’s asset/liability management process overall, can be found under the section captioned “Asset/Liability Management and Market Risk” contained in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes to management's asset/liability management process during the three months ended March 31, 2025, that had a material impact on its measurement of interest rate risk.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company’s net interest income over a twelve-month period starting at March 31, 2025, and December 31, 2024, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
March 31, 2025	(2.8)%	(1.4)%	(0.5)%	0.8%	1.4%	1.8%
December 31, 2024	(1.6)%	(0.6)%	—%	0.4%	0.6%	0.8%
Asset sensitivity in terms of net interest income increased from December 31, 2024, to March 31, 2025, primarily due to changes in the overall balance sheet composition, which included an increase in cash and cash equivalents and floating-rate commercial & institutional loans, partially offset by an increase in residential mortgages.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company’s net interest income over a twelve-month period starting at March 31, 2025, and December 31, 2024:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2025	1.3%	0.6%	(0.2)%	(0.7)%	(2.2)%	(1.1)%	1.0%	2.0%
December 31, 2024	2.1%	1.0%	(0.7)%	(1.6)%	(2.2)%	(1.0)%	1.0%	1.9%
Sensitivity to the short end of the yield curve for net interest income decreased from December 31, 2024, to March 31, 2025, also primarily due to changes in the overall balance sheet composition. Sensitivity to the long end of the yield curve generally remained unchanged from December 31, 2024, to March 31, 2025.
The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at March 31, 2025, and December 31, 2024:

(Dollars in thousands)	Estimated Economic Value	Estimated Economic Value Change
		-100bp	+100bp
March 31, 2025
Assets	$75,440,857	$2,146,957	$(2,291,204)
Liabilities	63,452,563	2,052,205	(1,852,433)
Net	$11,988,294	$94,752	$(438,771)
Net change as % base net economic value		0.8%	(3.7)%

December 31, 2024
Assets	$73,921,262	$2,180,555	$(2,223,719)
Liabilities	60,952,551	2,089,770	(1,813,843)
Net	$12,968,711	$90,785	$(409,876)
Net change as % base net economic value		0.7%	(3.2)%
Changes in economic value can best be described through duration, which is a measure of the price sensitivity of financial assets and financial liabilities due to changes in interest rates. Overall, the longer the duration, the greater the price sensitivity due to changes in interest rates.
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched and, therefore, would exhibit no change in estimated economic value for changes in interest rates. At March 31, 2025, and December 31, 2024, the Company’s duration gap was 0.0 years.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company’s interest rate risk position at March 31, 2025, represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of expected lifetime credit losses within the Company’s loan and lease portfolios at the balance sheet date. The calculation of expected credit losses is determined using predictive methods and models that follow a PD, LGD, EAD, or loss rate framework and include consideration of past events, current conditions, macroeconomic variables (i.e., unemployment, gross domestic product, property values, and interest rate spreads), and reasonable and supportable economic forecasts that affect the collectability of the reported amounts. Changes to the ACL on loans and leases and, therefore, to the related provision for credit losses, can materially affect financial results.
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
Additional information regarding the determination of the ACL on loans and leases, including the Company’s valuation methodology, can be found under the section captioned “Allowance for Credit Losses on Loans and Leases” contained elsewhere in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in
Part II - Item 8. Financial Statements and Supplementary Data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(In thousands, except share and par value data)	(Unaudited)
Assets:
Cash and due from banks	$421,124	$388,060
Interest-bearing deposits	2,091,152	1,686,374
Investment securities available-for-sale, at fair value (1)	9,360,097	9,006,600
Investment securities held-to-maturity, net of allowance for credit losses of $109 and $171 (2)	8,297,927	8,444,191
Loans held for sale (3)	63,849	27,634
Loans and leases	53,056,223	52,505,168
Allowance for credit losses on loans and leases	(713,321)	(689,566)
Loans and leases, net	52,342,902	51,815,602
Federal Home Loan Bank and Federal Reserve Bank stock	350,702	321,343
Deferred tax assets, net	249,395	316,856
Premises and equipment, net	422,425	406,963
Goodwill	2,868,068	2,868,068
Other intangible assets, net	325,064	334,301
Cash surrender value of life insurance policies	1,255,074	1,251,622
Accrued interest receivable and other assets	2,231,971	2,157,459
Total assets	$80,279,750	$79,025,073
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$10,139,131	$10,316,501
Interest-bearing	55,436,098	54,436,579
Total deposits	65,575,229	64,753,080
Securities sold under agreements to repurchase and federal funds purchased	83,395	344,168
Federal Home Loan Bank advances	2,910,011	2,110,108
Long-term debt	907,410	909,185
Accrued expenses and other liabilities	1,599,551	1,775,318
Total liabilities	71,075,596	69,891,859
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares; Outstanding—168,594,276 and 171,391,125 shares	1,828	1,828
Paid-in capital	6,140,885	6,181,475
Retained earnings	3,913,169	3,759,158
Treasury stock, at cost—14,183,769 and 11,386,920 shares	(686,306)	(536,843)
Accumulated other comprehensive (loss), net of tax	(449,401)	(556,383)
Total stockholders’ equity	9,204,154	9,133,214
Total liabilities and stockholders’ equity	$80,279,750	$79,025,073
(1)Investment securities available-for-sale had an amortized cost basis of $9,941,377 at March 31, 2025, and $9,720,415 at December 31, 2024.
(2)Investment securities held-to-maturity had a fair value of $7,404,724 at March 31, 2025, and $7,453,123 and at December 31, 2024.
(3)Total loans held for sale includes residential mortgage loans valued under the fair value option of $688 at March 31, 2025, and $297 at December 31, 2024.
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended
	March 31,
(In thousands, except per share data)	2025	2024
Interest Income:
Interest and fees on loans and leases	$755,117	$792,045
Taxable interest on investment securities	187,115	135,071
Non-taxable interest on investment securities	7,354	12,514
Loans held for sale	15	82
Other interest and dividends	23,886	12,138
Total interest income	973,487	951,850
Interest Expense:
Deposits	326,383	335,971
Securities sold under agreements to repurchase and federal funds purchased	1,676	2,108
Federal Home Loan Bank advances	23,589	37,367
Long-term debt	9,647	8,665
Total interest expense	361,295	384,111
Net interest income	612,192	567,739
Provision for credit losses	77,500	45,500
Net interest income after provision for credit losses	534,692	522,239
Non-interest Income:
Deposit service fees	38,895	42,589
Loan and lease related fees	17,621	19,767
Wealth and investment services	7,789	7,924
Cash surrender value of life insurance policies	7,992	5,946
Gain (loss) on sale of investment securities, net	220	(9,826)
Other income	20,089	32,953
Total non-interest income	92,606	99,353
Non-interest Expense:
Compensation and benefits	198,645	188,540
Occupancy	19,717	19,439
Technology and equipment	47,719	45,836
Intangible assets amortization	9,237	9,194
Marketing	4,027	4,281
Professional and outside services	17,226	12,981
Deposit insurance	16,345	24,223
Other expense	30,728	31,429
Total non-interest expense	343,644	335,923
Income before income taxes	283,654	285,669
Income tax expense	56,737	69,346
Net income	226,917	216,323
Preferred stock dividends	4,163	4,163
Income allocated to participating securities	2,387	2,101
Net income applicable to common stockholders	$220,367	$210,059

Earnings per common share:
Basic	$1.30	$1.23
Diluted	1.30	1.23
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended
	March 31,
(In thousands)	2025	2024
Net income	$226,917	$216,323
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale	96,581	(36,271)
Derivative financial instruments	10,124	(29,989)
Defined benefit pension and other postretirement benefit plans	277	730
Other comprehensive income (loss), net of tax	106,982	(65,530)
Comprehensive income	$333,899	$150,793
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three months ended March 31, 2025
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at December 31, 2024	$283,979	$1,828	$6,181,475	$3,759,158	$(536,843)	$(556,383)	$9,133,214
Net income	—	—	—	226,917	—	—	226,917
Other comprehensive income, net of tax	—	—	—	—	—	106,982	106,982
Common stock dividends and equivalents—$0.40 per share	—	—	—	(68,743)	—	—	(68,743)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	(40,590)	—	54,601	—	14,011
Common shares acquired from stock compensation plan activity	—	—	—	—	(21,782)	—	(21,782)
Common stock repurchase program	—	—	—	—	(182,282)	—	(182,282)
Balance at March 31, 2025	$283,979	$1,828	$6,140,885	$3,913,169	$(686,306)	$(449,401)	$9,204,154

	Three months ended March 31, 2024
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at December 31, 2023	$283,979	$1,828	$6,179,753	$3,282,530	$(507,523)	$(550,571)	$8,689,996
Net income	—	—	—	216,323	—	—	216,323
Other comprehensive (loss), net of tax	—	—	—	—	—	(65,530)	(65,530)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(68,989)	—	—	(68,989)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	(40,818)	—	54,578	—	13,760
Common shares acquired from stock compensation plan activity	—	—	—	—	(13,496)	—	(13,496)
Common stock repurchase program	—	—	—	—	(20,403)	—	(20,403)
Balance at March 31, 2024	$283,979	$1,828	$6,138,935	$3,425,701	$(486,844)	$(616,101)	$8,747,498

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2025	2024
Operating Activities:
Net income	$226,917	$216,323
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	77,500	45,500
Deferred income tax expense	27,636	16,470
Stock-based compensation	14,011	13,760
Depreciation and amortization of property and equipment and intangible assets	18,239	19,027
Net (accretion) amortization of interest-earning assets and borrowings	(41,132)	(11,893)
Amortization of low-income housing tax credit investments	32,061	20,413
Reduction of ROU lease assets	7,614	7,475
Net (gain) loss on sale of investment securities	(220)	9,826
Originations of loans held for sale	(3,105)	(3,317)
Proceeds from sale of loans held for sale	2,741	4,713
Net (gain) on sale of mortgage servicing rights	—	(11,655)
(Increase) in cash surrender value of life insurance policies	(7,992)	(5,946)
(Gain) from life insurance policies	(821)	(6,888)
(Gain) on sale of alternative investments	(3,291)	—
Other operating activities, net	(499)	(4,257)
Net (increase) decrease in derivative contract assets and liabilities	(84,526)	56,534
Net (increase) decrease in prepaid expenses and other assets	(14,062)	296,416
Net (decrease) in accrued expenses and other liabilities	(156,181)	(418,820)
Net cash provided by operating activities	94,890	243,681
Investing Activities:
Purchases of available-for-sale securities	(552,655)	(244,434)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	331,818	205,507
Proceeds from sale of available-for-sale securities	14,880	331,690
Purchases of held-to-maturity securities	—	(677,961)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	162,036	80,360
Net (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	(29,359)	(54,569)
Alternative investments (capital calls), net of returns of capital	(56,677)	(4,192)
Proceeds from sales of alternative investments	4,970	—
Net (increase) in loans	(653,556)	(692,991)
Proceeds from sale of loans not originated for sale	38,877	49,440
Proceeds from sale of mortgage servicing rights	—	18,310
Proceeds from sale of foreclosed properties and repossessed assets	181	790
Proceeds from sale of property and equipment	1,428	1,042
Purchases of property and equipment	(8,311)	(5,057)
Proceeds from life insurance policies	8,004	3,977
Net cash paid for acquisition of Ametros	—	(359,460)
Net cash (used for) investing activities	(738,364)	(1,347,548)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Three months ended March 31,
(In thousands)	2025	2024
Financing Activities:
Net increase (decrease) in deposits	817,663	(26,850)
Net increase in Federal Home Loan Bank advances	799,903	1,299,912
Net (decrease) in securities sold under agreements to repurchase and federal funds purchased	(260,773)	(96,501)
Repayment of long-term debt	—	(132,550)
Payment of contingent consideration	—	(4,050)
Dividends paid to common stockholders	(68,545)	(68,599)
Dividends paid to preferred stockholders	(4,163)	(4,163)
Common stock repurchase program	(180,987)	(20,403)
Common shares acquired related to stock compensation plan activity	(21,782)	(13,496)
Net cash provided by financing activities	1,081,316	933,300
Net increase (decrease) in cash and cash equivalents	437,842	(170,567)
Cash and cash equivalents, beginning of period	2,074,434	1,715,795
Cash and cash equivalents, end of period	$2,512,276	$1,545,228
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation and Accounting Standards Updates
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s financial condition, results of operations, and cash flows, for the three months ended March 31, 2025, as compared to 2024, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
Certain prior period amounts disclosed in Note 9: Accumulated Other Comprehensive (Loss), Net of Tax have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
Supplemental Cash Flow Information
The following table summarizes supplemental disclosures of cash flow information and non-cash investing and financing activities:

	Three months ended March 31,
(In thousands)	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$393,822	$416,290
Income taxes paid	3,790	11,240
Non-cash investing and financing activities:
Transfer of loans held for investment to foreclosed properties and repossessed assets	$310	$742
Transfer of returned finance lease equipment to assets held for sale	727	1,524
Transfer of loans held for investment to loans held for sale	59,948	284,806
Deposit overdrafts reclassified as loan balances	4,486	12,251
ROU lease assets obtained in exchange for operating lease liabilities	24,261	4,143
Approved commitments to fund LIHTC investments	70,753	158,654
Acquisition of Ametros:
Tangible assets acquired	$—	$256,957
Goodwill and other intangible assets	—	417,085
Liabilities assumed (1)	—	299,507
Forgiveness of long-term debt	—	12,875
Pre-existing equity interest	—	2,200
(1)Reflects the sum of the $293.7 million of liabilities assumed from Ametros and the $5.8 million liability assumed for the Seller’s transaction expenses, which was included as part of the purchase price consideration and paid by the Company at closing.

Relevant Accounting Standards Issued But Not Yet Adopted
ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, to provide more transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. Specifically, the amendments in this Update require disclosure of: (i) a tabular reconciliation, using both percentages and reporting currency amounts, with prescribed categories that are required to be disclosed, and the separate disclosure and disaggregation of prescribed reconciling items with an effect equal to 5% or more of the amount determined by multiplying pre-tax income from continuing operations by the application statutory rate; (ii) a qualitative description of the states and local jurisdictions that make up the majority (greater than 50%) of the effect of the state and local income taxes; and (iii) the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions that comprise 5% or more of total income taxes paid, net of refunds received. The amendments in this Update also include certain other amendments to improve the effectiveness of income tax disclosures.
The Update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating this guidance, which it will adopt in the fourth quarter of 2025, to determine the impact on its income tax disclosures.
ASU No. 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
(Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period, including the amounts of: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depletion included in each relevant expense caption. For the employee compensation category, bank holding companies may continue to present compensation expense on the face of the income statement in accordance with Regulation S-X Rule 210.9-04. A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively are also required to be disclosed. In addition, entities must disclose the total amount of selling expenses and, in annual reporting periods, their definition of selling expenses.
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
The Company incurred $3.1 million of professional and outside services expenses related to the acquisition of Ametros during the first quarter of 2024. The revenue and earnings related to the Ametros business since the acquisition date are included in the Company’s Condensed Consolidated Statements of Income for both the three months ended March 31, 2025, and 2024, and were not material.

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
Sale of Mortgage Servicing Rights
On February 12, 2024, the Company sold the majority of its mortgage servicing portfolio, which comprised 9,184 individual residential mortgage loans with an aggregate UPB of $1.4 billion. In connection with the sale, the Company received net cash proceeds of $18.4 million and derecognized $6.7 million of mortgage servicing rights. The resulting $11.7 million net gain on sale of mortgage servicing rights is included in Other income on the Condensed Consolidated Statements of Income and in Consumer Banking for segment reporting purposes.
Joint Venture with Marathon Asset Management
On July 19, 2024, the Company entered into an agreement with Marathon Asset Management and formed a private credit joint venture (“the joint venture”), which will deliver direct lending solutions for sponsor-backed middle market companies across the country. The Company and Marathon Asset Management each own 50 percent of the joint venture. Other than its formation, there has been no activity related to the joint venture as of March 31, 2025.

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	March 31, 2025
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Government agency debentures	$222,789	$—	$(30,448)	$—	$192,341
Municipal bonds and notes	122,999	2	(13,707)	—	109,294
Agency CMO	30,855	—	(2,570)	—	28,285
Agency MBS	4,927,652	28,536	(198,033)	—	4,758,155
Agency CMBS	3,476,934	4,199	(324,833)	—	3,156,300
CMBS	632,333	97	(3,079)	—	629,351
Corporate debt	474,599	261	(36,063)	(867)	437,930
Private label MBS	43,355	—	(4,197)	—	39,158
Other	9,861	—	(578)	—	9,283
Total available-for-sale	$9,941,377	$33,095	$(613,508)	$(867)	$9,360,097

	December 31, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Government agency debentures	$222,767	$—	$(36,341)	$—	$186,426
Municipal bonds and notes	123,885	2	(13,011)	—	110,876
Agency CMO	32,193	—	(3,150)	—	29,043
Agency MBS	4,760,541	11,654	(252,410)	—	4,519,785
Agency CMBS	3,400,021	84	(365,713)	—	3,034,392
CMBS	630,985	411	(6,008)	—	625,388
Corporate debt	496,087	801	(43,755)	(867)	452,266
Private label MBS	44,081	—	(4,862)	—	39,219
Other	9,855	—	(650)	—	9,205
Total available-for-sale	$9,720,415	$12,952	$(725,900)	$(867)	$9,006,600
(1)Accrued interest receivable on available-for-sale securities of $37.5 million and $35.2 million at March 31, 2025, and
December 31, 2024, respectively, is excluded from amortized cost and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	March 31, 2025
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$192,341	$(30,448)	15	$192,341	$(30,448)
Municipal bonds and notes	415	(1)	106,816	(13,706)	53	107,231	(13,707)
Agency CMO	—	—	28,285	(2,570)	28	28,285	(2,570)
Agency MBS	1,296,745	(8,846)	1,244,453	(189,187)	337	2,541,198	(198,033)
Agency CMBS	1,071,143	(16,294)	1,572,848	(308,539)	172	2,643,991	(324,833)
CMBS	98,625	(180)	291,626	(2,899)	32	390,251	(3,079)
Corporate debt	9,880	(138)	417,790	(35,925)	57	427,670	(36,063)
Private label MBS	—	—	39,158	(4,197)	3	39,158	(4,197)
Other	—	—	9,283	(578)	2	9,283	(578)
Total	$2,476,808	$(25,459)	$3,902,600	$(588,049)	699	$6,379,408	$(613,508)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$186,427	$(36,341)	15	$186,427	$(36,341)
Municipal bonds and notes	859	(1)	108,013	(13,010)	57	108,872	(13,011)
Agency CMO	—	—	29,043	(3,150)	28	29,043	(3,150)
Agency MBS	2,624,722	(31,539)	1,246,818	(220,871)	370	3,871,540	(252,410)
Agency CMBS	1,468,615	(32,528)	1,540,263	(333,185)	185	3,008,878	(365,713)
CMBS	—	—	457,423	(6,008)	32	457,423	(6,008)
Corporate debt	—	—	426,805	(43,755)	59	426,805	(43,755)
Private label MBS	—	—	39,219	(4,862)	3	39,219	(4,862)
Other	—	—	9,205	(650)	2	9,205	(650)
Total	$4,094,196	$(64,068)	$4,043,216	$(661,832)	751	$8,137,412	$(725,900)
The $112.4 million decrease in gross unrealized losses of available-for-sale securities from December 31, 2024, to
March 31, 2025, is primarily due to lower market interest rates. The Company assesses each available-for-sale security that is in an unrealized loss position on a quarterly basis to determine whether the decline in fair value below the amortized cost basis is a result of any credit related factors. At March 31, 2025 and December 31, 2024, the ACL on available-for-sale securities was $0.9 million, which related to a single Corporate debt security. Each of the Company’s other available-for-sale securities in an unrealized loss position at March 31, 2025 are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences.
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
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	March 31, 2025
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$6,017	$6,006
After 1 year through 5 years	225,321	221,780
After 5 through 10 years	756,816	706,129
After 10 years	8,953,223	8,426,182
Total available-for-sale	$9,941,377	$9,360,097
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
The following table summarizes information related to sales of available-for-sales securities:

	Three months ended March 31,
(In thousands)	2025	2024
Proceeds from sales	$14,880	$331,690

Gross realized gains	$332	$2,240
Gross realized losses (1)	(112)	(14,636)
(1)For the three months ended March 31, 2024, $2.6 million of the gross losses realized on sale of available-for-sale securities was due to credit related factors and, therefore, was included in the Provision for credit losses on the accompanying Condensed Consolidated Statements of Income. There were no gross losses realized on sale of available-for-sale securities due to credit related factors for the three months ended March 31, 2025. The net amounts presented as a component of non-interest income for the three months ended March 31, 2025 and 2024, include the portion of any gross losses that were not due to credit related factors.

Other Information
The following table summarizes the carrying value of available-for-sale securities pledged for deposits, borrowings, and other purposes:

(In thousands)	March 31, 2025	December 31, 2024
Pledged for deposits	$1,972,495	$1,596,378
Pledged for borrowings and other	6,825,336	6,863,183
Total available-for-sale securities pledged	$8,797,831	$8,459,561
Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	March 31, 2025
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$19,079	$—	$(1,376)	$17,703	$—	$19,079
Agency MBS	3,036,457	9,454	(287,453)	2,758,458	—	3,036,457
Agency CMBS	4,332,667	2,909	(560,390)	3,775,186	—	4,332,667
Municipal bonds and notes	844,431	216	(53,782)	790,865	(109)	844,322
CMBS	65,402	—	(2,890)	62,512	—	65,402
Total held-to-maturity	$8,298,036	$12,579	$(905,891)	$7,404,724	$(109)	$8,297,927

	December 31, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$19,847	$—	$(1,671)	$18,176	$—	$19,847
Agency MBS	3,109,411	771	(333,039)	2,777,143	—	3,109,411
Agency CMBS	4,357,505	414	(613,914)	3,744,005	—	4,357,505
Municipal bonds and notes	891,909	317	(40,266)	851,960	(171)	891,738
CMBS	65,690	—	(3,851)	61,839	—	65,690
Total held-to-maturity	$8,444,362	$1,502	$(992,741)	$7,453,123	$(171)	$8,444,191
(1)Accrued interest receivable on held-to-maturity securities of $25.3 million and $30.5 million at March 31, 2025, and
December 31, 2024, respectively, is excluded from amortized cost and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
An ACL on held-to-maturity securities is recorded for certain Municipal bonds and notes to account for expected lifetime credit losses. Agency securities represent obligations issued by a U.S. government-sponsored enterprise or other federally related entity and are either explicitly or implicitly guaranteed and, therefore, assumed to be zero loss. Held-to-maturity securities with gross unrealized losses and no ACL are considered to be high credit quality and, therefore, zero credit loss has been recorded.
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three months ended March 31,
(In thousands)	2025	2024
Balance, beginning of period	$171	$209
(Benefit) for credit losses	(62)	(25)
Balance, end of period	$109	$184
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	March 31, 2025
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$2,889	$2,890
After 1 year through 5 years	163,206	155,882
After 5 through 10 years	240,712	232,099
After 10 years	7,891,229	7,013,853
Total held-to-maturity	$8,298,036	$7,404,724
Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.

Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by S&P, Moody’s, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. At March 31, 2025, and December 31, 2024, there were no speculative grade held-to-maturity securities. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	March 31, 2025
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$19,079	$—	$—	$—	$—	$—	$—
Agency MBS	—	3,036,457	—	—	—	—	—	—
Agency CMBS	—	4,332,667	—	—	—	—	—	—
Municipal bonds and notes	301,702	154,865	250,204	108,892	12,151	4,165	—	12,452
CMBS	65,402	—	—	—	—	—	—	—
Total held-to-maturity	$367,104	$7,543,068	$250,204	$108,892	$12,151	$4,165	$—	$12,452

	December 31, 2024
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$19,847	$—	$—	$—	$—	$—	$—
Agency MBS	—	3,109,411	—	—	—	—	—	—
Agency CMBS	—	4,357,505	—	—	—	—	—	—
Municipal bonds and notes	341,187	158,327	230,986	128,692	13,761	—	4,165	14,791
CMBS	65,690	—	—	—	—	—	—	—
Total held-to-maturity	$406,877	$7,645,090	$230,986	$128,692	$13,761	$—	$4,165	$14,791
At March 31, 2025, and December 31, 2024, there were no held-to-maturity securities past due under the terms of their agreements or in non-accrual status.
Other Information
The following table summarizes the carrying value of held-to-maturity securities pledged for deposits, borrowings, and other purposes:

(In thousands)	March 31, 2025	December 31, 2024
Pledged for deposits	$1,984,412	$1,978,445
Pledged for borrowings and other	6,168,369	6,258,828
Total held-to-maturity securities pledged	$8,152,781	$8,237,273

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	March 31, 2025	December 31, 2024
Commercial non-mortgage	$18,266,697	$18,037,942
Asset-based	1,385,042	1,404,007
Commercial real estate	14,486,748	14,492,436
Multi-family	6,896,396	6,898,600
Equipment financing	1,229,087	1,235,016
Commercial portfolio	42,263,970	42,068,001
Residential	9,123,000	8,853,669
Home equity	1,392,129	1,427,692
Other consumer	277,124	155,806
Consumer portfolio	10,792,253	10,437,167
Loans and leases	$53,056,223	$52,505,168
The carrying amount of loans and leases at March 31, 2025, and December 31, 2024, includes net unamortized
(discounts)/premiums and net unamortized deferred (fees)/costs, in aggregate, of $9.2 million and $(1.8) million, respectively. Accrued interest receivable of $269.3 million and $265.0 million at March 31, 2025, and December 31, 2024, respectively, is excluded from the carrying amount of loans and leases and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. At March 31, 2025, the Company had pledged $17.7 billion and $5.1 billion of eligible loans as collateral to support borrowing capacity at the FHLB and FRB, respectively.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	March 31, 2025
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$10,636	$7,820	$145	$259,491	$278,092	$17,988,605	$18,266,697
Asset-based	—	—	—	42,140	42,140	1,342,902	1,385,042
Commercial real estate	28,421	789	362	188,844	218,416	14,268,332	14,486,748
Multi-family	3,818	139	—	17,953	21,910	6,874,486	6,896,396
Equipment financing	6,370	2,545	—	19,568	28,483	1,200,604	1,229,087
Commercial portfolio	49,245	11,293	507	527,996	589,041	41,674,929	42,263,970
Residential	12,068	4,345	—	16,040	32,453	9,090,547	9,123,000
Home equity	6,979	2,294	—	19,546	28,819	1,363,310	1,392,129
Other consumer	494	162	—	165	821	276,303	277,124
Consumer portfolio	19,541	6,801	—	35,751	62,093	10,730,160	10,792,253
Total	$68,786	$18,094	$507	$563,747	$651,134	$52,405,089	$53,056,223

	December 31, 2024
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$3,949	$3,318	$—	$248,078	$255,345	$17,782,597	$18,037,942
Asset-based	—	21,997	—	20,787	42,784	1,361,223	1,404,007
Commercial real estate	22,115	558	—	120,151	142,824	14,349,612	14,492,436
Multi-family	2,508	26,377	—	18,043	46,928	6,851,672	6,898,600
Equipment financing	6,096	3,300	—	19,367	28,763	1,206,253	1,235,016
Commercial portfolio	34,668	55,550	—	426,426	516,644	41,551,357	42,068,001
Residential	9,595	4,604	—	12,750	26,949	8,826,720	8,853,669
Home equity	6,273	2,381	—	21,425	30,079	1,397,613	1,427,692
Other consumer	349	162	—	124	635	155,171	155,806
Consumer portfolio	16,217	7,147	—	34,299	57,663	10,379,504	10,437,167
Total	$50,885	$62,697	$—	$460,725	$574,307	$51,930,861	$52,505,168
(1)At March 31, 2025, and December 31, 2024, there were $72.1 million and $32.7 million, respectively, of commercial loans that had reached their contractual maturity but were actively in the process of being refinanced with the Company. Due to the status of these refinancings, these commercial loans have been reported as current in the tables above.

The following table provides additional information on non-accrual loans and leases:

	March 31, 2025		December 31, 2024
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$259,491	$65,707	$248,078	$50,943
Asset-based	42,140	18,297	20,787	1,080
Commercial real estate	188,844	42,022	120,151	26,666
Multi-family	17,953	17,953	18,043	17,953
Equipment financing	19,568	124	19,367	1,809
Commercial portfolio	527,996	144,103	426,426	98,451
Residential	16,040	6,254	12,750	6,923
Home equity	19,546	11,754	21,425	12,225
Other consumer	165	2	124	3
Consumer portfolio	35,751	18,010	34,299	19,151
Total	$563,747	$162,113	$460,725	$117,602
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	Three months ended March 31,
	2025			2024
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$635,871	$53,695	$689,566	$577,663	$58,074	$635,737
Provision (benefit)	68,203	10,509	78,712	49,354	(6,160)	43,194
Charge-offs	(55,566)	(1,052)	(56,618)	(38,461)	(1,330)	(39,791)
Recoveries	942	719	1,661	553	1,749	2,302
Balance, end of period (1)	$649,450	$63,871	$713,321	$589,109	$52,333	$641,442
Individually evaluated for credit losses	93,102	710	93,812	60,786	4,209	64,995
Collectively evaluated for credit losses	$556,348	$63,161	$619,509	$528,323	$48,124	$576,447
(1)The $23.8 million increase in the ACL on loans and leases from December 31, 2024, to March 31, 2025, is primarily due to additional loan and lease reserves resulting from uncertainty in the current macroeconomic environment and risk rating migration, partially offset by net charge-offs, particularly across the commercial non-mortgage, commercial real estate, and asset-based categories.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. Concentrations of credit risk are controlled and monitored as part of the Company’s credit policies and procedures. The Company is a regional financial services holding company in the Northeast U.S. with a commercial concentration primarily in five geographic markets: New York City, Other New York Counties, Connecticut, New Jersey, and Massachusetts; and secondarily in the Southeast and Other states. At March 31, 2025, and December 31, 2024, the Company’s concentration of credit risk associated with commercial real estate and multi-family loans, in aggregate, represented 40.3% and 40.7% of total loans and leases, respectively. At both March 31, 2025, and December 31, 2024, the Company’s concentration of credit risk associated with commercial non-mortgage loans represented 34.4% of total loans and leases.

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

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	March 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$589,610	$2,811,820	$1,849,511	$2,610,552	$1,122,264	$1,671,176	$6,505,435	$17,160,368
Special mention	—	31,408	53,061	101,730	50,937	30,667	39,155	306,958
Substandard	697	24,024	149,521	285,110	92,091	78,062	169,839	799,344
Doubtful	—	—	—	—	1	25	1	27
Total commercial non-mortgage	590,307	2,867,252	2,052,093	2,997,392	1,265,293	1,779,930	6,714,430	18,266,697
Current period gross write-offs	—	959	5,507	5,742	35	3,109	12,677	28,029
Asset-based:
Risk rating:
Pass	8,000	1,237	10,775	—	—	19,726	1,105,821	1,145,559
Special mention	1,620	—	—	—	—	5,021	43,938	50,579
Substandard	—	—	2,535	—	—	952	185,417	188,904
Total asset-based	9,620	1,237	13,310	—	—	25,699	1,335,176	1,385,042
Current period gross write-offs	—	—	—	—	—	—	10,055	10,055
Commercial real estate:
Risk rating:
Pass	581,951	1,942,913	2,302,313	2,933,804	1,343,779	4,179,679	204,251	13,488,690
Special mention	—	—	43,961	151,332	—	71,182	—	266,475
Substandard	—	1,238	118,473	68,378	154,073	380,569	8,852	731,583
Total commercial real estate	581,951	1,944,151	2,464,747	3,153,514	1,497,852	4,631,430	213,103	14,486,748
Current period gross write-offs	—	—	13,986	256	406	2,583	—	17,231
Multi-family:
Risk rating:
Pass	22,763	586,211	1,356,553	1,402,923	859,681	2,270,701	17,000	6,515,832
Special mention	—	—	—	114,846	22,751	105,953	—	243,550
Substandard	—	—	14,321	16,727	27,027	78,939	—	137,014
Total multi-family	22,763	586,211	1,370,874	1,534,496	909,459	2,455,593	17,000	6,896,396
Current period gross write-offs	—	—	—	—	—	175	—	175
Equipment financing:
Risk rating:
Pass	92,887	366,019	223,425	190,593	108,200	180,836	—	1,161,960
Special mention	—	1,242	5,251	—	49	—	—	6,542
Substandard	—	541	14,469	19,500	16,003	10,072	—	60,585
Total equipment financing	92,887	367,802	243,145	210,093	124,252	190,908	—	1,229,087
Current period gross write-offs	—	—	67	—	9	—	—	76
Total commercial portfolio	1,297,528	5,766,653	6,144,169	7,895,495	3,796,856	9,083,560	8,279,709	42,263,970
Current period gross write-offs	$—	$959	$19,560	$5,998	$450	$5,867	$22,732	$55,566

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$2,917,048	$1,916,905	$2,818,720	$1,100,575	$562,252	$1,211,312	$6,325,637	$16,852,449
Special mention	31,587	66,770	156,555	51,055	30,669	4,203	44,017	384,856
Substandard	56,307	125,735	237,362	92,134	16,466	63,998	208,608	800,610
Doubtful	—	—	—	1	—	25	1	27
Total commercial non-mortgage	3,004,942	2,109,410	3,212,637	1,243,765	609,387	1,279,538	6,578,263	18,037,942
Current period gross write-offs	—	11,894	45,308	10,668	3,842	3,385	15,169	90,266
Asset-based:
Risk rating:
Pass	1,250	11,684	—	—	—	20,255	1,132,901	1,166,090
Special mention	—	—	—	—	—	5,226	90,372	95,598
Substandard	—	2,562	—	—	—	1,239	138,518	142,319
Total asset-based	1,250	14,246	—	—	—	26,720	1,361,791	1,404,007
Current period gross write-offs	—	—	—	—	—	—	6,091	6,091
Commercial real estate:
Risk rating:
Pass	1,867,468	2,334,965	3,186,098	1,462,814	944,367	3,465,817	197,998	13,459,527
Special mention	—	12,809	175,252	37,307	37,469	64,483	—	327,320
Substandard	—	131,108	69,829	121,139	112,582	262,079	8,852	705,589
Total commercial real estate	1,867,468	2,478,882	3,431,179	1,621,260	1,094,418	3,792,379	206,850	14,492,436
Current period gross write-offs	—	854	1,244	1,579	15,477	22,674	—	41,828
Multi-family:
Risk rating:
Pass	582,363	1,394,855	1,314,395	862,273	245,802	2,179,207	16,991	6,595,886
Special mention	—	14,365	93,396	18,790	70,908	8,588	—	206,047
Substandard	—	—	16,761	27,102	26,720	26,084	—	96,667
Total multi-family	582,363	1,409,220	1,424,552	908,165	343,430	2,213,879	16,991	6,898,600
Current period gross write-offs	—	—	—	4,955	6,264	11,678	—	22,897
Equipment financing:
Risk rating:
Pass	382,783	242,440	207,081	126,399	83,838	124,910	—	1,167,451
Special mention	1,298	231	—	55	—	—	—	1,584
Substandard	572	16,228	18,341	16,970	5,514	8,356	—	65,981
Total equipment financing	384,653	258,899	225,422	143,424	89,352	133,266	—	1,235,016
Current period gross write-offs	—	5,146	1,705	52	—	3,475	—	10,378
Total commercial portfolio	5,840,676	6,270,657	8,293,790	3,916,614	2,136,587	7,445,782	8,163,895	42,068,001
Current period gross write-offs	$—	$17,894	$48,257	$17,254	$25,583	$41,212	$21,260	$171,460

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	March 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$54,360	$466,968	$289,341	$908,689	$1,065,848	$1,308,236	$—	$4,093,442
740-799	197,127	616,387	242,333	571,212	665,571	852,295	—	3,144,925
670-739	29,925	170,615	121,947	287,984	260,903	650,268	—	1,521,642
580-669	612	21,028	21,521	62,529	44,028	119,859	—	269,577
579 and below	45	750	2,669	14,266	21,147	54,537	—	93,414
Total residential	282,069	1,275,748	677,811	1,844,680	2,057,497	2,985,195	—	9,123,000
Current period gross write-offs	—	—	—	—	—	15	—	15
Home equity:
Risk rating:
800+	2,601	13,140	25,403	24,795	30,267	73,551	347,289	517,046
740-799	2,375	11,925	19,149	18,099	24,747	41,401	312,316	430,012
670-739	4,034	10,122	12,891	11,412	12,676	32,253	233,267	316,655
580-669	261	1,780	2,926	2,867	1,988	13,393	67,227	90,442
579 and below	—	57	1,114	2,235	680	3,641	30,247	37,974
Total home equity	9,271	37,024	61,483	59,408	70,358	164,239	990,346	1,392,129
Current period gross write-offs	—	51	—	—		6	101	158
Other consumer:
Risk rating:
800+	1,294	8,541	268	182	1,738	246	13,253	25,522
740-799	16,146	76,296	522	213	145	272	7,459	101,053
670-739	23,395	103,824	513	352	238	213	16,803	145,338
580-669	556	2,487	116	104	57	109	1,102	4,531
579 and below	3	29	67	61	23	26	471	680
Total other consumer	41,394	191,177	1,486	912	2,201	866	39,088	277,124
Current period gross write-offs	615	193	8	—	—	25	38	879
Total consumer portfolio	332,734	1,503,949	740,780	1,905,000	2,130,056	3,150,300	1,029,434	10,792,253
Current period gross write-offs	$615	$244	$8	$—	$—	$46	$139	$1,052

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$312,771	$299,006	$909,109	$1,097,807	$433,950	$956,478	$—	$4,009,121
740-799	649,118	258,699	567,545	656,599	235,749	623,989	—	2,991,699
670-739	172,886	123,354	317,373	271,247	80,318	550,252	—	1,515,430
580-669	16,643	13,382	55,507	35,292	16,738	109,240	—	246,802
579 and below	237	2,680	12,617	21,387	3,791	49,905	—	90,617
Total residential	1,151,655	697,121	1,862,151	2,082,332	770,546	2,289,864	—	8,853,669
Current period gross write-offs	—	—	—	—	—	147	—	147
Home equity:
Risk rating:
800+	12,313	25,226	23,512	32,695	22,705	53,844	365,741	536,036
740-799	12,238	21,831	20,718	23,517	10,861	33,703	330,691	453,559
670-739	11,416	14,298	12,732	13,074	6,242	28,638	224,449	310,849
580-669	1,755	2,570	1,685	2,172	754	9,471	67,745	86,152
579 and below	58	799	2,401	726	429	4,254	32,429	41,096
Total home equity	37,780	64,724	61,048	72,184	40,991	129,910	1,021,055	1,427,692
Current period gross write-offs	—	—	—	—	2	444	351	797
Other consumer:
Risk rating:
800+	4,920	312	218	1,765	50	284	31,549	39,098
740-799	45,001	721	301	165	124	266	3,550	50,128
670-739	57,952	432	372	313	220	188	3,349	62,826
580-669	1,417	116	105	69	25	81	1,150	2,963
579 and below	29	93	63	28	9	—	569	791
Total other consumer	109,319	1,674	1,059	2,340	428	819	40,167	155,806
Current period gross write-offs	3,467	17	34	20	113	193	222	4,066
Total consumer portfolio	1,298,754	763,519	1,924,258	2,156,856	811,965	2,420,593	1,061,222	10,437,167
Current period gross write-offs	$3,467	$17	$34	$20	$115	$784	$573	$5,010
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
At March 31, 2025, and December 31, 2024, the carrying amount of collateral dependent loans was $228.4 million and $139.5 million, respectively, for commercial loans and leases, and $26.6 million and $29.1 million, respectively, for consumer loans. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At March 31, 2025, and December 31, 2024, the collateral value associated with collateral dependent loans and leases was $253.0 million and $200.1 million, respectively.
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
The following tables summarize the amortized cost basis at March 31, 2025, and 2024, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	Three months ended March 31, 2025
(In thousands)	Term Extension	Payment Delay	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$43,880	$24,106	$115	$68,101	0.4%
Commercial real estate	20,700	512	—	21,212	0.1
Multi-family	2,414	—	—	2,414	—
Equipment financing	207	—	—	207	—
Residential	—	—	900	900	—
Home equity	—	—	40	40	—
Total (1)	$67,201	$24,618	$1,055	$92,874	0.2%

	Three months ended March 31, 2024
(In thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension and Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$1,934	$18,124	$50,038	$1,099	$71,195	0.4%
Asset-based	—	1,667	—	—	1,667	0.1
Commercial real estate	—	7,753	—	—	7,753	0.1
Multi-family	—	49,990	—	—	49,990	0.6
Equipment financing	—	556	—	—	556	—
Residential	629	—	—	135	764	—
Home equity	—	—	—	65	65	—
Total (1)	$2,563	$78,090	$50,038	$1,299	$131,990	0.3%
(1)The total amortized cost excludes accrued interest receivable of $0.1 million and $0.8 million for the three months ended March 31, 2025, and 2024, respectively.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three months ended March 31, 2025
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.3 years
Commercial real estate	Extended term by a weighted average of 0.9 years
Multi-family	Extended term by a weighted average of 0.7 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 0.5 years

Three months ended March 31, 2024
Financial Effect (1)
Interest Rate Reduction:
Commercial non-mortgage	Reduced weighted average interest rate by 2.5%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.5 years
Asset-based	Extended term by a weighted average of 0.3 years
Commercial real estate	Extended term by a weighted average of 0.3 years
Multi-family	Extended term by a weighted average of 0.7 years
Payment Delay:
Commercial non-mortgage	Provided partial payment deferrals for a weighted average of 0.5 years
(1)Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables summarize the aging of loans that had been modified in the twelve months preceding March 31, 2025 and March 31, 2024:

	March 31, 2025
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$57,856	$1,015	$—	$—	$148,972	$207,843
Asset-based	23,718	—	—	—	—	23,718
Commercial real estate	116,386	—	—	—	30,012	146,398
Multi-family	692	1,721	—	—	—	2,413
Equipment financing	338	13	—	—	—	351
Residential	716	—	—	—	1,074	1,790
Home equity	420	—	—	—	464	884
Total	$200,126	$2,749	$—	$—	$180,522	$383,397

	March 31, 2024
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$77,451	$—	$19	$—	$97,587	$175,057
Asset-based	42,331	—	—	—	—	42,331
Commercial real estate	24,859	—	—	—	169	25,028
Multi-family	—	18,103	22,406	—	9,481	49,990
Equipment financing	1,762	—	—	—	317	2,079
Residential	1,258	—	—	—	764	2,022
Home equity	510	—	—	—	86	596
Total	$148,171	$18,103	$22,425	$—	$108,404	$297,103
Loans made to borrowers experiencing financial difficulty that were modified in the preceding twelve months and that had a payment default during the three months ended March 31, 2025, were not significant. There were $17.8 million of commercial non-mortgage loans made to borrowers experiencing financial difficulty that were modified in the preceding twelve months and that had a payment default during the three months ended March 31, 2024.
For the purposes of this disclosure, a payment default is defined as 90 or more days past due. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms. Commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified were not significant.

Note 5: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	March 31, 2025	December 31, 2024
Balance, beginning of period	$2,868,068	$2,631,465
Ametros acquisition (1)	—	236,603
Balance, end of period	$2,868,068	$2,868,068
(1)Reflects the $228.2 million of goodwill recorded in connection with the Ametros acquisition in January 2024, and $8.4 million of other adjustments. The allocation of the purchase price and goodwill calculation for the Ametros acquisition was considered final as of December 31, 2024.
Information regarding goodwill by reportable segment can be found within Note 15: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	March 31, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$328,837	$82,210	$246,627	$328,837	$76,795	$252,042
Customer relationships	122,063	50,503	71,560	122,063	47,186	74,877
Non-competition agreement	4,000	1,800	2,200	4,000	1,600	2,400
Trade name	6,100	1,423	4,677	6,100	1,118	4,982
Total other intangible assets	$461,000	$135,936	$325,064	$461,000	$126,699	$334,301
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	March 31, 2025
Remainder of 2025	$26,814
2026	34,083
2027	33,033
2028	30,162
2029	28,289
Thereafter	172,683

Note 6: Deposits
The following table summarizes deposits by type:

(In thousands)	March 31, 2025	December 31, 2024
Non-interest-bearing:
Demand	$10,139,131	$10,316,501
Interest-bearing:
Health savings accounts	9,180,889	8,951,031
Checking	9,741,569	9,834,790
Money market	21,517,733	20,433,250
Savings	7,473,515	6,982,554
Time deposits	7,522,392	8,234,954
Total interest-bearing	$55,436,098	$54,436,579
Total deposits	$65,575,229	$64,753,080

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$2,311,841	$3,181,298
Aggregate amount of time deposit accounts that exceeded the FDIC limit (2)	1,436,038	1,407,077
Deposit overdrafts reclassified as loan balances	4,486	7,146
(1)Excludes money market sweep deposits received through interLINK of $8.0 billion at March 31, 2025, and $7.3 billion at
December 31, 2024.
(2)Excludes time deposit accounts that were at the FDIC limit of $25.0 million at March 31, 2025, and $16.8 million at
December 31, 2024.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	March 31, 2025
Remainder of 2025	$6,765,026
2026	670,820
2027	37,100
2028	18,951
2029	18,312
Thereafter	12,183
Total time deposits	$7,522,392

Note 7: Borrowings
Securities Sold Under Agreements to Repurchase and Federal Funds Purchased
The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$83,395	0.12%	$344,168	2.98%
Federal funds purchased	—	—	—	—
Securities sold under agreements to repurchase and federal funds purchased	$83,395	0.12%	$344,168	2.98%
(1)Securities sold under agreements to repurchase have an original maturity of one year or less for the periods presented.
The Company’s repurchase agreement counterparties are limited to primary dealers in government securities and commercial and municipal customers through the Corporate Treasury function. The Company has the right of offset with respect to repurchase agreement assets and liabilities with the same counterparty when master netting agreements are in place. Securities sold under agreements to repurchase are presented as gross transactions at March 31, 2025, and December 31, 2024, since only liabilities are outstanding. Agency MBS securities, which had an aggregate market value of $85.8 million and $358.4 million at March 31, 2025, and December 31, 2024, respectively, are pledged to secure repurchase agreements. These Agency MBS securities are subject to changes in market value and, therefore, the Company may increase or decrease the level of securities pledged as collateral based upon movements in market value.
The following tables represent the offsetting of repurchase agreements that are subject to master netting agreements:

March 31, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$—	$—	$—	$—	$—	$—

December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Repurchase agreements	$209,961	$—	$209,961	$220,588	$—	$(10,627)
FHLB Advances
The following table summarizes information for FHLB advances:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$2,900,000	4.46%	$2,100,000	4.50%
After 1 but within 2 years	—	—	—	—
After 2 but within 3 years	425	1.37	218	—
After 3 but within 4 years	—	—	215	2.75
After 4 but within 5 years	636	1.75	642	1.75
After 5 years	8,950	2.02	9,033	2.02
Total FHLB advances	$2,910,011	4.45%	$2,110,108	4.49%

Aggregate market value of assets pledged as collateral	$16,544,661		$16,581,133
Remaining borrowing capacity at FHLB	7,889,282		8,670,348
The Bank may borrow up to a discounted amount of eligible loans and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential, multi-family, and commercial real estate loans, home equity lines of credit, Agency MBS, and Agency CMO. The Bank was in compliance with its FHLB collateral requirements at both March 31, 2025, and December 31, 2024.

Long-term Debt
The following table summarizes long-term debt:

(Dollars in thousands)		March 31, 2025	December 31, 2024
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	$321,413	$322,751
Subordinated floating-rate notes due December 30, 2029 (2)		274,000	274,000
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	225,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (3)		77,320	77,320
Total senior and subordinated debt		897,733	899,071
Discount on senior fixed-rate notes		(398)	(423)
Debt issuance cost on senior fixed-rate notes		(1,070)	(1,137)
Premium on subordinated fixed-to-floating rate notes		11,145	11,674
Long-term debt (4)		$907,410	$909,185
(1)The Company de-designated its fair value hedging relationship on these senior fixed-rate notes in 2020. A basis adjustment of $21.4 million and $22.8 million at March 31, 2025, and December 31, 2024, respectively, is included in the carrying value and is being amortized over the remaining life of the senior fixed-rate notes.
(2)The interest rate on the 2029 subordinated floating-rate notes varies quarterly based on 3-month term SOFR plus 253 basis points, which yielded 6.83% at March 31, 2025, and 6.84% at December 31, 2024.
(3)The interest rate on the Webster Statutory Trust I floating-rate notes varies quarterly based on 3-month SOFR plus a credit spread adjustment plus a market spread of 2.95%, which yielded 7.51% at March 31, 2025, and 7.56% at December 31, 2024.
(4)The classification of debt as long-term is based on the initial term of greater than one year as of the date of issuance.
Additional information regarding the Company’s long-term debt can be found within Note 11: Borrowings in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 8: Stockholders’ Equity
The following table summarizes the changes in shares of preferred and common stock issued and common stock held as treasury shares:

	Preferred Stock Series F Issued	Preferred Stock Series G Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2024	6,000	135,000	182,778,045	11,386,920	171,391,125
Stock compensation plan activity (1)	—	—	—	(772,605)	772,605
Common stock repurchase program	—	—	—	3,569,454	(3,569,454)
Balance at March 31, 2025	6,000	135,000	182,778,045	14,183,769	168,594,276

Balance at December 31, 2023	6,000	135,000	182,778,045	10,756,089	172,021,956
Stock compensation plan activity (1)	—	—	—	(875,991)	875,991
Common stock repurchase program	—	—	—	434,061	(434,061)
Balance at March 31, 2024	6,000	135,000	182,778,045	10,314,159	172,463,886
(1)Reflects 1,157,278 and 1,156,508, in aggregate, of common shares issued from Treasury stock for time-based restricted stock awards grants, net of forfeitures, and the vesting of performance-based restricted stock awards during the three months ended March 31, 2025, and 2024, respectively, less 384,673 and 280,517 of common shares acquired outside of the Company’s common stock repurchase program related to stock compensation plan activity during the three months ended March 31, 2025, and 2024, respectively.
Common Stock Repurchase Program
The Company maintains a common stock repurchase program, which was approved by the Board of Directors on
October 24, 2017, that permits management to repurchase shares of Webster common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. During the three months ended March 31, 2025, the Company repurchased 3,569,454 shares under the repurchase program at a weighted-average price of $50.70 per share, totaling $181.0 million. At March 31, 2025, the Company’s remaining repurchase authority was $47.0 million. On April 30, 2025, the Board of Directors increased the Company’s authority to repurchase shares of Webster common stock under the repurchase program by $700.0 million.
Preferred Stock
Information regarding the Company’s preferred stock can be found within Note 12: Stockholders’ Equity in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 9: Accumulated Other Comprehensive (Loss), Net of Tax
The following tables summarize the change in each component of accumulated other comprehensive (loss), net of the related tax impact:

	Three months ended March 31, 2025
(In thousands)	Investment Securities Available- for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(520,318)	$(9,600)	$(26,465)	$(556,383)
Other comprehensive income before reclassifications	96,966	7,752	—	104,718
Amounts reclassified from accumulated other comprehensive (loss)	(385)	2,372	277	2,264
Other comprehensive income, net of tax	96,581	10,124	277	106,982
Balance, end of period	$(423,737)	$524	$(26,188)	$(449,401)

	Three months ended March 31, 2024
(In thousands)	Investment Securities Available- for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(517,450)	$(2,869)	$(30,252)	$(550,571)
Other comprehensive (loss) income before reclassifications	(42,591)	(37,937)	251	(80,277)
Amounts reclassified from accumulated other comprehensive (loss)	6,320	7,948	479	14,747
Other comprehensive (loss) income, net of tax	(36,271)	(29,989)	730	(65,530)
Balance, end of period	$(553,721)	$(32,858)	$(29,522)	$(616,101)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss):

Accumulated Other Comprehensive (Loss) Components	Three months ended		Associated Line Item on the Condensed Consolidated Statements of Income
	March 31,
	2025	2024
(In thousands)
Investment securities available-for-sale:
Net unrealized gains (losses) (1)	$528	$(8,688)	Non-interest income (2)
Tax benefit	(143)	2,368	Income tax expense
Net of tax	$385	$(6,320)
Derivative financial instruments:
Interest payments (3)	$(3,255)	$(10,492)	Interest and fees on loans and leases
Hedge terminations	—	(34)	Long-term debt interest expense
Premium amortization	—	(272)	Interest and fees on loans and leases
Tax benefit	883	2,850	Income tax expense
Net of tax	$(2,372)	$(7,948)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(380)	$(657)	Other expense
Tax benefit	103	178	Income tax expense
Net of tax	$(277)	$(479)
(1)Reclassification adjustments for net unrealized gains (losses) on investment securities available-for-sale that were sold during the reporting period are determined by reference to the unrealized gain or loss reported in the previous reporting period.
(2)Gains and losses realized on sale of investment securities available-for-sale are generally included as a component of non-interest income on the accompanying Condensed Consolidated Statements of Income unless any portion or all of the loss is due to credit related factors, in which the amount is then included in the Provision for credit losses. Additional information regarding the presentation of gains and losses realized on sale of investment securities available-for-sale for the three months ended March 31, 2025, and 2024, can be found within Note 3: Investment Securities.
(3)Over the next twelve months, an estimated $1.3 million related to cash flow hedge gain or loss will be reclassified from AOCL, decreasing Interest and fees on loans and leases as hedge interest payments are made.

Note 10: Regulatory Capital and Restrictions
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
Quantitative measures established by Basel III to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Capital, as defined in the regulations. CET1 capital consists of common stockholders’ equity, less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. At the time of initial adoption of the Basel III Capital Rules, the Company had elected to opt-out of the requirement to include certain components of AOCI in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes qualifying subordinated debt and the permissible portion of the ACL.
At March 31, 2025, and December 31, 2024, both the Company and the Bank were classified as “well-capitalized.”
The following tables provides information on the capital ratios for the Company and the Bank:

	March 31, 2025
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,276,086	11.25%	$2,510,372	4.5%	$3,626,093	6.5%
Tier 1 Risk-Based Capital	6,560,065	11.76	3,347,163	6.0	4,462,884	8.0
Total Risk-Based Capital	7,788,501	13.96	4,462,884	8.0	5,578,605	10.0
Tier 1 Leverage Capital	6,560,065	8.54	3,072,950	4.0	3,841,187	5.0
Webster Bank
CET1 Risk-Based Capital	$6,988,372	12.56%	$2,504,775	4.5%	$3,618,009	6.5%
Tier 1 Risk-Based Capital	6,988,372	12.56	3,339,701	6.0	4,452,934	8.0
Total Risk-Based Capital	7,684,411	13.81	4,452,934	8.0	5,566,168	10.0
Tier 1 Leverage Capital	6,988,372	9.11	3,069,811	4.0	3,837,264	5.0

	December 31, 2024
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,318,876	11.54%	$2,464,542	4.5%	$3,559,895	6.5%
Tier 1 Risk-Based Capital	6,602,855	12.06	3,286,057	6.0	4,381,409	8.0
Total Risk-Based Capital	7,800,717	14.24	4,381,409	8.0	5,476,761	10.0
Tier 1 Leverage Capital	6,602,855	8.70	3,034,369	4.0	3,792,961	5.0
Webster Bank
CET1 Risk-Based Capital	$6,847,474	12.53%	$2,460,031	4.5%	$3,553,378	6.5%
Tier 1 Risk-Based Capital	6,847,474	12.53	3,280,042	6.0	4,373,389	8.0
Total Risk-Based Capital	7,512,143	13.74	4,373,389	8.0	5,466,736	10.0
Tier 1 Leverage Capital	6,847,474	9.04	3,031,190	4.0	3,788,988	5.0
(1)In accordance with regulatory capital rules, the Company elected to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and a subsequent three-year transition period, which ended on December 31, 2024. During the three-year transition period, regulatory capital ratios phased out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2024, the Company was allowed 25% of the regulatory capital benefit as of December 31, 2021. Full absorption occurred in 2025.

Dividend Restrictions
The Holding Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed net income for that year combined with undistributed net income for the preceding two years. The Bank paid the Holding Company dividends of $100.0 million and $175.0 million for the three months ended March 31, 2025, and 2024, respectively, for which no express approval from the OCC was required.
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

Note 11: Variable Interest Entities
The Company has an investment interest in the following entities that each meet the definition of a VIE. Information regarding the consolidation of VIEs can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Consolidated
Rabbi Trusts. The Company established a Rabbi Trust to meet its obligations due under the Webster Bank Deferred Compensation Plan for Directors and Officers. The funding of the Rabbi Trust and the discontinuation of the Webster Bank Deferred Compensation Plan for Directors and Officers occurred during 2012. In connection with its merger with Sterling Bancorp in 2022, the Company acquired assets held in a separate Rabbi Trust that had been previously established to fund obligations due under the Greater New York Savings Bank Directors’ Retirement Plan. The Company is considered the primary beneficiary of these Rabbi Trusts as it has the power to direct the activities that most significantly impact their economic performance and it has the obligation to absorb losses and/or the right to receive benefits that could potentially be significant.
The Rabbi Trusts’ assets are included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. Investment earnings and any changes in fair value are included in Other income on the accompanying Condensed Consolidated Statements of Income. Additional information regarding the Rabbi Trusts’ investments can be found within Note 14: Fair Value Measurements.
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
The following table summarizes the Company’s LIHTC investments and related unfunded commitments:

(In thousands)	March 31, 2025	December 31, 2024
Gross investment in LIHTC investments	$1,510,214	$1,439,461
Accumulated amortization	(254,162)	(222,101)
Net investment in LIHTC investments	$1,256,052	$1,217,360

Unfunded commitments for LIHTC investments	$749,732	$720,890
The aggregate carrying value of the Company’s LIHTC investments and the related unfunded commitments are included in Accrued interest receivable and other assets and Accrued expenses and other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss related to its LIHTC investments is generally the aggregate carrying value as of each reporting date. However, income tax credits recognized related to these investments are subject to recapture by taxing authorities for up to a period of 15 years based on compliance provisions that are required to be met at the project level. During the three months ended March 31, 2025, and 2024, there were $70.8 million and $158.7 million of commitments approved to fund LIHTC investments, respectively.
The following table summarizes the amount of income tax credits and other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, which are recognized as a component of income tax expense on the accompanying Condensed Consolidated Statements of Income:

	Three months ended March 31,
(In thousands)	2025	2024
Income tax credits and other income tax benefits from LIHTC investments	$(41,706)	$(28,024)
Investment amortization from LIHTC investments	32,061	20,413
Income tax credits and other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, are included as a component of operating activities on the accompanying Condensed Consolidated Statements of Cash Flows.

Webster Statutory Trust I. The Company owns all the outstanding common stock of Webster Statutory Trust I, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The Company is not the primary beneficiary of Webster Statutory Trust I. The only assets of Webster Statutory Trust I are junior subordinated debentures that are issued by the Company, which were acquired using the proceeds from the issuance of trust preferred securities and common stock. The junior subordinated debentures are included in Long-term debt on the accompanying Condensed Consolidated Balance Sheets, and the related interest expense is included in Long-term debt on the accompanying Condensed Consolidated Statements of Income. Additional information regarding these junior subordinated debentures can be found within Note 11: Borrowings in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Multi-family Securitization Trusts. The Company completed a multi-family securitization in the third quarter of 2024. Additional information regarding this multi-family securitization can be found within Note 5: Transfers and Servicing of Financial Assets in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Form 10-K for the year ended December 31, 2024. The Company has determined that it is not the primary beneficiary of the multi-family securitization trusts since it does not have the power to direct the activities that would have the most significant impact on their economic performance. The Company’s maximum exposure related to the multi-family securitization trusts is $36.4 million, which represents its obligation to Freddie Mac to guarantee losses up to 12% of the aggregate UPB of the loans at the time of sale. The obligation is secured in full by an irrevocable letter of credit issued by the FHLB.
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a VIE, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company’s other non-marketable investments was $230.0 million and $216.5 million at March 31, 2025, and December 31, 2024, respectively, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $341.8 million and $332.8 million, respectively. Additional information regarding other non-marketable investments can be found within Note 14: Fair Value Measurements.

Note 12: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
(In thousands, except per share data)	2025	2024
Net income	$226,917	$216,323
Less: Preferred stock dividends	4,163	4,163
Income allocated to participating securities	2,387	2,101
Net income applicable to common stockholders	$220,367	$210,059

Weighted-average common shares outstanding - basic	169,182	170,445
Add: Effect of dilutive stock options and restricted stock	362	259
Weighted-average common shares - diluted	169,544	170,704

Earnings per common share - basic	$1.30	$1.23
Earnings per common share - diluted	1.30	1.23
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
Potential common shares from performance-based restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive under the treasury stock method were 46,900 and 54,586 for the three months ended March 31, 2025, and 2024, respectively. Additional information regarding stock awards under the Company’s stock incentive plan can be found within Note 20: Share-Based Plans in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 13: Derivative Financial Instruments
Derivative Positions and Offsetting
Derivatives Designated in Hedge Relationships. Interest rate swaps allow the Company to change the fixed or variable nature of an interest rate without the exchange of the underlying notional amount. Certain pay fixed/receive variable interest rate swaps are designated as cash flow hedges to effectively convert variable-rate debt into fixed-rate debt, whereas certain receive fixed/pay variable interest rate swaps are designated as fair value hedges to effectively convert fixed-rate debt into variable-rate debt. Certain purchased options are also designated as cash flow hedges, allowing the Company to limit the potential adverse impact of variable interest rates by establishing a cap rate or floor rate in exchange for an upfront premium. The purchased options designated as cash flow hedges represent interest rate caps where payment is received from the counterparty if interest rates rise above the cap rate, and interest rate floors where payment is received from the counterparty when interest rates fall below the floor rate. The maximum length of time over which forecasted transactions are hedged is 2.0 years.
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
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	March 31, 2025
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated in hedge relationships:
Interest rate derivatives (1)	$2,750,000	$4,704	$2,250,000	$3,263
Not designated in hedge relationships:
Interest rate derivatives (1)	8,804,803	257,423	8,846,028	256,668
Mortgage banking derivatives	1,541	17	—	—
Other (2)	343,572	205	783,094	659
Total not designated as hedging instruments	9,149,916	257,645	9,629,122	257,327
Gross derivative instruments, before netting	$11,899,916	262,349	$11,879,122	260,590
Less: Master netting agreements		44,248		44,248
Cash collateral pledged		168,060		8,940
Total derivative instruments, after netting		$50,041		$207,402

	December 31, 2024
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated in hedge relationships:
Interest rate derivatives (1)	$750,000	$719	$4,250,000	$13,169
Not designated in hedge relationships:
Interest rate derivatives (1)	8,693,493	300,120	8,728,767	298,296
Mortgage banking derivatives	584	3	—	—
Other (2)	337,370	1,300	833,449	96
Total not designated as hedging instruments	9,031,447	301,423	9,562,216	298,392
Gross derivative instruments, before netting	$9,781,447	302,142	$13,812,216	311,561
Less: Master netting agreements		31,881		31,881
Cash collateral pledged		251,212		80
Total derivative instruments, after netting		$19,049		$279,600
(1)The notional amount of interest rate swaps that were centrally-cleared through clearing housings was $69.6 million at March 31, 2025, and $71.1 million at December 31, 2024, for asset derivatives, and $1.2 million at March 31, 2025 and zero at December 31, 2024, for liability derivatives. Interest rate swaps that are centrally-cleared through clearing houses are “settled-to-market” and considered a single unit of account. In accordance with their rule books, clearing houses record the variation margin transferred for settled-to-market derivatives as a legal settlement of the derivative contract (i.e., the variation margin legally settles the outstanding exposure, but does not result in any other change or reset of the contractual terms of the derivative). The fair values of the Company’s settled-to-market interest rate swaps are presented net on the accompanying Condensed Consolidated Balance Sheets and approximated zero.
(2)Other derivatives not designated in hedge relationships include foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements were $294.0 million at March 31, 2025, and $294.5 million at December 31, 2024, for asset derivatives, and $750.3 million at March 31, 2025, and $796.6 million at December 31, 2024, for liability derivatives, all of which had insignificant related fair values.

The following tables represent the off-setting derivative financial instruments that are subject to master netting agreements:

	March 31, 2025
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$212,510	$44,248	$168,262	$—	$168,060	$202
Liability derivatives	54,077	44,248	9,829	—	8,940	889

	December 31, 2024
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$283,185	$31,881	$251,304	$—	$251,212	$92
Liability derivatives	32,218	31,881	337	—	80	257
Derivative Activity
The following table summarizes the income statement effect of derivatives designated in hedge relationships:

	Recognized In	Three months ended March 31,
(In thousands)	Net Interest Income	2025	2024
Fair value hedges:
Interest rate derivatives	Deposits interest expense	$—	$(1,320)
Hedged item	Deposits interest expense	—	—
Net recognized on fair value hedges (1)		$—	$1,320
Cash flow hedges:
Interest rate derivatives	Long-term debt interest expense	$—	$34
Interest rate derivatives	Interest and fees on loans and leases	(3,255)	(10,764)
Net recognized on cash flow hedges		$(3,255)	$(10,798)
(1)The Company de-designated its fair value hedging relationship on $400.0 million of deposits, which pertained to a portion of Ametros’ member deposits, in 2023. The $1.3 million basis adjustment included in the carrying amount of deposits at December 31, 2023, was recognized in interest expense in January 2024 upon the acquisition of Ametros.
The following table summarizes the income statement effect of derivatives not designated in hedge relationships:

	Recognized In	Three months ended March 31,
(In thousands)	Non-interest Income	2025	2024
Interest rate derivatives	Other income	$(2,824)	$1,290
Mortgage banking derivatives	Mortgage banking activities	(13)	(22)
Other	Other income	(987)	1,277
Total not designated as hedging instruments		$(3,824)	$2,545
Derivative Exposure. At March 31, 2025, the Company had $177.7 million of cash collateral received and $8.9 million of cash collateral posted included in Cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. In addition, the Company had $1.6 million in initial margin posted at clearing houses. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to derivatives with the Bank’s customers was $49.8 million at March 31, 2025. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to derivatives with the Bank’s customers totaled $107.6 million at March 31, 2025. The Company has incorporated a credit valuation adjustment (contra-liability) to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $5.3 million and $7.6 million at March 31, 2025, and December 31, 2024, respectively. Various factors impact changes in the valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

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
Derivative Financial Instruments. The fair values presented for derivative financial instruments include any accrued interest. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and, accordingly, are classified within Level 1 of the fair value hierarchy. Except for mortgage banking derivatives, all other derivative financial instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is then validated against valuations performed by dealer counterparties. Credit valuation adjustments, which are included in the fair value of derivative financial instruments, utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. When credit valuation adjustments are significant to the overall fair value of a derivative financial instrument, the Company classifies that derivative financial instrument in Level 3 of the fair value hierarchy. Otherwise, derivative financial instruments are generally classified within Level 2 of the fair value hierarchy. At March 31, 2025, and December 31, 2024, these credit valuation adjustments were not considered significant to the overall fair value of the Company’s derivative financial instruments.
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

The following table compares the fair value to the UPB of originated residential mortgage loans held for sale:

	March 31, 2025			December 31, 2024
(In thousands)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Originated loans held for sale	$688	$979	$(291)	$297	$283	$14
Rabbi Trust Investments. Investments held in each of the Company’s Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. Accordingly, the Rabbi Trusts’ investments are classified within Level 1 of the fair value hierarchy. At March 31, 2025, and December 31, 2024, the total cost basis of the investments held in the Rabbi Trusts was $9.4 million and $9.2 million, respectively.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. There were no equity investments with a readily determinable fair value at March 31, 2025, and December 31, 2024.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company’s alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At March 31, 2025, and December 31, 2024, these alternative investments had a total carrying amount of $46.5 million and $43.4 million, respectively, and a remaining unfunded commitment of $31.5 million and $30.1 million, respectively.
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
The following tables summarize the unobservable inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities (dollars in thousands):

	March 31, 2025
Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers	$207	99.0%	0.63	6.40%	$182
(ii) Deposit program growth (1) (2)	$12,500	100.0%	0.08	6.40%	$12,500

	December 31, 2024
Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers	$207	99.0%	0.88	6.40%	$182
(ii) Deposit program growth	$12,500	100.0%	0.50	6.40%	$11,568
(1)During the first quarter of 2025, the Company re-evaluated its estimate of the forecasted achievement date (payment term) for the deposit program growth event earn-out, which resulted in a revised expected achievement date of April 30, 2025, instead of June 30, 2025. This change in estimate resulted in an increase in fair value of $0.9 million.
(2)The Company generated the required $2.5 billion in new broker dealer deposit programs in April 2025, which resulted in the cash payment of $12.5 million on April 22, 2025, to settle its contingent consideration obligation with StoneCastle Partners LLC in accordance with the purchase agreement.
Contingent consideration liabilities are included within Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. Any fair value adjustments to contingent consideration liabilities are included in Other expense on the accompanying Condensed Consolidated Statements of Income.

The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$192,341	$—	$192,341
Municipal bonds and notes	—	109,294	—	109,294
Agency CMO	—	28,285	—	28,285
Agency MBS	—	4,758,155	—	4,758,155
Agency CMBS	—	3,156,300	—	3,156,300
CMBS	—	629,351	—	629,351
Corporate debt	—	437,930	—	437,930
Private label MBS	—	39,158	—	39,158
Other	—	9,283	—	9,283
Total available-for-sale securities	—	9,360,097	—	9,360,097
Gross derivative instruments, before netting (1)	152	262,197	—	262,349
Originated loans held for sale	—	688	—	688
Investments held in Rabbi Trusts	13,097	—	—	13,097
Alternative investments measured at NAV (2)	—	—	—	46,501
Total financial assets	$13,249	$9,622,982	$—	$9,682,732
Financial Liabilities:
Gross derivative instruments, before netting (1)	$588	$260,002	$—	$260,590
Contingent consideration	—	—	12,682	12,682
Total financial liabilities	$588	$260,002	$12,682	$273,272

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$186,426	$—	$186,426
Municipal bonds and notes	—	110,876	—	110,876
Agency CMO	—	29,043	—	29,043
Agency MBS	—	4,519,785	—	4,519,785
Agency CMBS	—	3,034,392	—	3,034,392
CMBS	—	625,388	—	625,388
Corporate debt	—	452,266	—	452,266
Private label MBS	—	39,219	—	39,219
Other	—	9,205	—	9,205
Total available-for-sale securities	—	9,006,600	—	9,006,600
Gross derivative instruments, before netting (1)	1,263	300,879	—	302,142
Originated loans held for sale	—	297	—	297
Investments held in Rabbi Trusts	13,438	—	—	13,438
Alternative investments measured at NAV (2)	—	—	—	43,360
Total financial assets	$14,701	$9,307,776	$—	$9,365,837
Financial Liabilities:
Gross derivative instruments, before netting (1)	$43	$311,518	$—	$311,561
Contingent consideration	—	—	11,750	11,750
Total financial liabilities	$43	$311,518	$11,750	$323,311
(1)Additional information regarding the impact of netting derivative assets and derivative liabilities, as well as the impact from offsetting cash collateral with the same derivative counterparties, can be found within Note 13: Derivative Financial Instruments.
(2)Certain alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets at fair value on a non-recurring basis. The following is a description of the valuation methodologies used for assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At March 31, 2025, and December 31, 2024, the carrying amount of these alternative investments was $69.4 million and $61.5 million, respectively, of which $5.4 million and $8.3 million, respectively, were considered to be measured at fair value. During the three months ended March 31, 2025, there was $1.2 million in total write-ups due to observable price changes, and no write-downs due to impairment. Additionally, during the three months ended March 31, 2025, the Company sold alternative investments with a carrying amount of $1.7 million, for which the measurement alternative was elected, for proceeds of $5.0 million, resulting in total gains on sale of $3.3 million.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans that were not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer and classification as held for sale, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs and, therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At March 31, 2025, and December 31, 2024, there were $63.2 million and $27.3 million, respectively, of loans on the Condensed Consolidated Balance Sheet, that had been transferred to held for sale.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At March 31, 2025, and December 31, 2024, the total carrying value of OREO and repossessed assets was $0.3 million and $0.4 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that were in the process of foreclosure at March 31, 2025, was $12.0 million.
Estimated Fair Values of Financial Instruments
The Company is required to disclose the estimated fair values of certain financial instruments. The following is a description of the valuation methodologies used to estimate fair value for those assets and liabilities.
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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments:

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$2,512,276	$2,512,276	$2,074,434	$2,074,434
Level 2
Held-to-maturity investment securities, net	8,297,927	7,404,724	8,444,191	7,453,123
Level 3
Loans and leases, net	52,342,902	50,536,923	51,815,602	50,245,305
Liabilities:
Level 2
Deposit liabilities	$58,052,837	$58,052,837	$56,518,126	$56,518,126
Time deposits	7,522,392	7,495,259	8,234,954	8,211,582
Securities sold under agreements to repurchase and federal funds purchased	83,395	83,385	344,168	344,166
FHLB advances	2,910,011	2,907,940	2,110,108	2,107,790
Long-term debt (1)	907,410	906,286	909,185	860,200
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
In addition to the amounts required to reconcile non-GAAP profitability metrics (i.e., estimates for FTP, allocations of equity capital) to those reported in accordance with GAAP, revenues reported in the Corporate and Reconciling category also include gains and losses on sale of investment securities and insignificant revenues from contracts with customers attributable to interLINK. Neither the Treasury function nor interLINK operations meet the definition of an operating segment, and therefore, are not considered for determining reportable segments.
Total assets reported in the Corporate and Reconciling category consists primarily of cash and cash equivalents, investment securities, FHLB/FRB stock, and other assets. The ACL on loans and leases is also reported in Total assets in the Corporate and Reconciling category. A provision for credit losses is allocated from the Corporate and Reconciling category to Commercial Banking and Consumer Banking based on the expected loss content of their specific loan and lease portfolios over a 3-year period (non-GAAP). There is no provision for credit losses associated with Healthcare Financial Services since that segment does not originate nor acquire loans and leases. Business development expenses, which include merger-related expenses and other strategic initiatives and restructuring costs, are also generally included in the Corporate and Reconciling category.
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
Financial Information
The following table presents certain balance sheet financial information for the Company’s reportable segments:

	March 31, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,960,363	$285,670	$622,035	$—	$2,868,068
Total assets	43,207,484	481,222	13,296,178	23,294,866	80,279,750

	December 31, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill (1)	$1,960,363	$285,670	$622,035	$—	$2,868,068
Total assets	43,010,580	488,194	12,932,260	22,594,039	79,025,073
(1)The allocation of the purchase price and goodwill calculation for the Ametros acquisition was considered final at December 31, 2024. The $228.2 million of goodwill recorded related to Ametros was allocated entirely to Healthcare Financial Services.

The following tables present certain income statement information for the Company’s reportable segments:

	Three months ended March 31, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$319,123	$96,361	$202,064	$617,548
Non-interest income	28,958	29,390	26,204	84,552
Total segment revenues	348,081	125,751	228,268	702,100
Reconciliation of revenue:
Corporate and reconciling				2,698
Total consolidated revenues				704,798
Less:
Compensation and benefits	52,109	23,337	37,284
Occupancy (1)	—	—	14,348
Technology and equipment (1)	2,111	8,764	3,049
Marketing	—	—	1,982
Other segment items (1) (2) (3)	52,362	23,619	65,993
Segment pre-tax, pre-provision net revenue	241,499	70,031	105,612	417,142
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(55,988)
Total consolidated pre-tax, pre-provision net revenue				361,154
Total consolidated provision for credit losses				77,500
Total consolidated income before income taxes				283,654
(1)Occupancy and Technology and equipment include, in aggregate, an insignificant amount of depreciation expense for Commercial Banking, $1.5 million for Healthcare Financial Services, and $2.5 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in other segment items, was $2.8 million for Commercial Banking, $3.5 million for Healthcare Financial Services, and $1.8 million for Consumer Banking.

	Three months ended March 31, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$341,942	$86,138	$205,777	$633,857
Non-interest income	34,280	31,061	33,978	99,319
Total segment revenues	376,222	117,199	239,755	733,176
Reconciliation of revenue:
Corporate and reconciling				(66,084)
Total consolidated revenues				667,092
Less:
Compensation and benefits	50,758	21,362	36,895
Occupancy (1)	—	—	14,538
Technology and equipment (1)	1,958	8,006	2,428
Marketing	—	—	1,847
Other segment items (1) (2) (3)	53,509	22,759	64,413
Segment pre-tax, pre-provision net revenue	269,997	65,072	119,634	454,703
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(123,534)
Total consolidated pre-tax, pre-provision net revenue				331,169
Total consolidated provision for credit losses				45,500
Total consolidated income before income taxes				285,669
(1)Occupancy and Technology and equipment include, in aggregate, an insignificant amount of depreciation expense for Commercial Banking, $1.3 million for Healthcare Financial Services, and $2.3 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in other segment items, was $3.0 million for Commercial Banking, $2.6 million for Healthcare Financial Services, and $2.2 million for Consumer Banking.

Note 16: Revenue from Contracts with Customers
The following tables summarize revenues recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. These disaggregated amounts, together with sources of other non-interest income that are subject to other GAAP topics, have been reconciled to non-interest income by reportable segment as presented within Note 15: Segment Reporting.

	Three months ended March 31, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,739	$19,069	$15,294	$(207)	$38,895
Loan and lease related fees (1)	2,225	—	—	—	2,225
Wealth and investment services	3,316	—	4,478	(5)	7,789
Other (2)	—	10,300	417	1,152	11,869
Revenue from contracts with customers	10,280	29,369	20,189	940	60,778
Other sources of non-interest income	18,678	21	6,015	7,114	31,828
Total non-interest income	$28,958	$29,390	$26,204	$8,054	$92,606

	Three months ended March 31, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$5,842	$22,052	$14,796	$(101)	$42,589
Loan and lease related fees (1)	3,622	—	—	—	3,622
Wealth and investment services	3,178	—	4,751	(5)	7,924
Other (2)	—	9,009	(183)	1,044	9,870
Revenue from contracts with customers	12,642	31,061	19,364	938	64,005
Other sources of non-interest income	21,638	—	14,614	(904)	35,348
Total non-interest income	$34,280	$31,061	$33,978	$34	$99,353
(1)A portion of Loan and lease related fees on the Condensed Consolidated Statements of Income is comprised of income generated from factored receivables activities (through the third quarter of 2024 only) and payroll financing activities that is within the scope of ASC Topic 606.
(2)Other income included in the Corporate and Reconciling category that is in scope of ASC Topic 606 is comprised entirely of insignificant fee revenue from contracts with customers attributable to interLINK.

Major Revenue Streams
Deposit Service Fees. The deposit service fees revenue stream consists of fees earned from commercial and consumer customer deposit accounts, such as account maintenance and cash management/analysis fees, as well as other transactional service charges (i.e., insufficient funds, wire transfers, stop payment fees, etc.). Performance obligations for account maintenance services and cash management/analysis fees are satisfied on a monthly basis at a fixed transaction price, whereas performance obligations for other deposit service charges that result from various customer-initiated transactions are satisfied at a point-in-time when the service is rendered. Payment for deposit service fees is generally received immediately or in the following month through a direct charge to the customers’ accounts. Certain commercial customer contracts include credit clauses, whereby the Company will grant credit upon the customer meeting pre-determined conditions, which can be used to offset fees. In addition, certain healthcare financial services contracts include revenue share clauses, whereby the Company will reduce or refund deposit service fees or make referral payments to attract and retain customers and their accounts. Such revenue share costs are recognized as a reduction to revenue in the period incurred. On occasion, the Company may also waive certain fees. Fee waivers are recognized as a reduction to revenue in the period the waiver is granted to the customer.
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
Loan and Lease Related Fees. The Company sold its factored receivables loan portfolio, which included the related customer contracts, in the third quarter of 2024. Additional information regarding the Company’s sale of its factored receivables portfolio can be found within Note 5: Transfers and Servicing of Financial Assets in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Form 10-K for the year ended December 31, 2024. Prior to the completion of that transaction, the Company recognized factored receivables non-interest income from fees earned from accounts receivable management services. The Company factored accounts receivable, with and without recourse, for customers whereby the Company purchased their accounts receivable at a discount and assumed the risk, as applicable, and ownership of the assets through direct cash receipt from the end consumer. Factoring services were performed in exchange for a non-refundable fee at a transaction price based on a percentage of the gross invoice amount of each receivable purchased, subject to a minimum required amount. The performance obligation for factoring services was generally satisfied at a point-in-time when the receivable was assigned to the Company. However, if the commission earned did not meet or exceed the minimum required annual amount, the difference between that and the actual amount was recognized at the end of the contract term. Other fees associated with factoring receivables included wire transfer and technology fees, field examination fees, and Uniform Commercial Code fees, where the performance obligations were satisfied at a point-in-time when the services were rendered. Payment from the customer for factoring services was generally received immediately or within the following month.
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
In addition, a fixed, non-refundable fee that represents an advance payment for access to future services is initially deferred and subsequently amortized into other income ratably over the estimated life expectancy of the member. During the three months ended March 31, 2025, and 2024, $0.5 million and $0.3 million, respectively, of such deferred revenue was recognized in Other income.
Contract Balances and Deferred Costs
Contracts with customers generated accounts receivable, deferred costs, and deferred revenue of $3.0 million, $3.8 million, and $23.3 million, respectively, at March 31, 2025, and $2.7 million, $3.0 million and $22.8 million, respectively at
December 31, 2024. All of these balances pertain to contracts with customers from the acquired Ametros business.

Note 17: Commitments and Contingencies
Credit-Related Financial Instruments
In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, standby letters of credit, and commercial letters of credit, which involve, to varying degrees, elements of credit risk.
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$11,951,465	$11,630,765
Standby letters of credit	582,193	578,912
Commercial letters of credit	38,658	28,287
Total credit-related financial instruments with off-balance sheet risk	$12,572,316	$12,237,964
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
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is recorded under the CECL methodology to provide for the unused portion of commitments to lend that are not unconditionally cancellable by the Company. At March 31, 2025, and December 31, 2024, the ACL on unfunded loan commitments was $21.4 million and $22.6 million, respectively.

Litigation
The Company is subject to certain legal proceedings and unasserted claims and assessments in the ordinary course of business. Legal contingencies are evaluated based on information currently available, including advice of counsel and assessment of available insurance coverage. The Company establishes an accrual for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Once established, each accrual is adjusted to reflect any subsequent developments. Legal contingencies are subject to inherent uncertainties, and unfavorable rulings may occur that could cause the Company to either adjust its litigation accrual or incur actual losses that exceed the current estimate, which ultimately could have a material adverse effect, either individually or in the aggregate, on its business, financial condition, or operating results. The Company will consider settlement of cases when it is in the best interest of the Company and its stakeholders. The Company intends to defend itself in all claims asserted against it, and management currently believes that the outcome of these contingencies will not be material, either individually or in the aggregate, to the Company or its consolidated financial position.
Federal Deposit Insurance Corporation Special Assessment
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The special assessment is to be collected for an anticipated total of ten quarterly assessment periods, which began during the second quarter of 2024. At March 31, 2025, and December 31, 2024, the Company’s remaining accrual for its estimated special assessment charge was $33.9 million and $39.8 million, respectively. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose shortfall special assessments if actual losses exceed the amounts collected. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.

Note 18: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that, except for the increase to the Company’s common stock repurchase authority under its existing share repurchase plan, as discussed in Note 8: Stockholders’ Equity, and the settlement of a contingent consideration obligation, as discussed in Note 14: Fair Value Measurements, no other significant events were identified requiring recognition or disclosure.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information regarding legal proceedings can be found within Note 17: Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
January 1, 2025 - January 31, 2025	11,283	$57.65	—	$227,952,190
February 1, 2025 - February 28, 2025	26,119	60.23	—	227,952,190
March 1, 2025 - March 31, 2025	3,916,725	51.20	3,569,454	46,965,594
Total	3,954,127	51.28	3,569,454	46,965,594
(1)During the three months ended March 31, 2025, 384,673 of the total number of shares purchased were acquired at market prices outside of the Company’s common stock repurchase program and related to employee share-based compensation plan activity.
(2)The average price paid per share is calculated on a trade date basis and includes commissions and other transaction costs.
(3)The Company maintains a common stock repurchase program, which was approved by the Board of Directors on October 24, 2017, that permits management to repurchase shares of Webster common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. On April 30, 2025, the Board of Directors increased management’s authority to repurchase shares of Webster common stock under the repurchase program by $700.0 million. This existing repurchase program will remain in effect until fully utilized or until modified, superseded, or terminated.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K, during the quarter ended March 31, 2025.
Following the end of our most recent fiscal quarter, John Ciulla, our Chairman and Chief Executive Officer, entered into a 10b5-1 trading arrangement with a brokerage firm, intended to satisfy the affirmative defense of Rule 10b5-1(c), on April 30, 2025 for trades over a period of time from August 1, 2025 until August 3, 2026, or such earlier time as when 32,000 shares of Webster common stock are sold.
Effective April 1, 2025, the Company promoted Neal Holland to Senior Executive Vice President, to serve in such capacity until his successor is duly appointed, or his earlier termination, resignation, death or removal from office. Mr. Holland will continue to serve as Chief Financial Officer of the Company.
In connection with Mr. Holland’s promotion, on May 7, 2025, the Company entered into an amendment to Mr. Holland’s Change in Control Agreement, dated as of July 15, 2024, which provides that if his employment is terminated by the Company other than for cause, death or disability or by him for good reason, subject to an effective release of claims in favor of the Company, he will be entitled to: (i) an amount equal to three times the sum of his annual base salary and target annual cash incentive; (ii) an amount equal to the cost of the annual COBRA premiums for group health care plan coverage for a period of three years; and (iii) a payment equal to the sum of all Company contributions under the Company’s qualified defined contribution plans and any excess or supplemental defined contribution plans for three years. The foregoing summary is qualified in its entirety by reference to the full text of the amendment to Mr. Holland’s Change in Control Agreement, a copy of which is filed as Exhibit 10.1 to this report.

ITEM 6. EXHIBITS
A list of exhibits to this Form 10-Q is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of April 28, 2023		8-K	3.1	4/28/2023
3.2.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.4	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.5	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.7	Certificate of Designations establishing the rights of the Company’s 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.8	Certificate of Designations establishing the rights of the Company’s 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.9	Certificate of Designations establishing the rights of the Company’s 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.10	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.11	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
10.1	Amendment to Change in Control Agreement, dated as of May 7, 2025, by and between Webster Financial Corporation and William Neal Holland	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (1)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (1)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
(Registrant)

Date: May 9, 2025	By:	/s/ John R. Ciulla
John R. Ciulla
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	By:	/s/ Neal Holland
Neal Holland
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2025	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)