Form 10-Q
period 2025-06-30
WEBSTER FINANCIAL CORP
filed 2025-08-11
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $0.01 per share, outstanding as of August 8, 2025 was 166,188,648.

i

KEY TO ACRONYMS AND TERMS

ACH	Automated clearing house
ACL	Allowance for credit losses
Agency	A financial services corporation created by the United States Congress
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
Ametros	Ametros Financial Corporation
AOCI / AOCL	Accumulated other comprehensive income (loss), net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
ATM	Automated teller machine
Basel III Capital Rules	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
CECL	Current expected credit losses
CET1	Common Equity Tier 1 Capital, defined by Basel III capital rules
CET1 Risk-Based Capital	Ratio of CET1 capital to total risk-weighted assets, defined by the Basel III Capital Rules
CMBS	Non-agency commercial mortgage-backed securities
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act of 1977
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTE	Fully tax-equivalent
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
Holding Company	Webster Financial Corporation
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
interSYNC	interLINK Insured Sweep LLC, rebranded as interSYNC
LGD	Loss given default
LIHTC	Low-income housing tax credit
LTV	Loan-to-value
Marathon Asset Management	Marathon Asset Management MW Holding, LLC
MBS	Mortgage-backed securities
Moody’s	Moody’s Investor Services
NAICS	North American Industry Classification System
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
ROU	Right-of-use
S&P	Standard and Poor’s Rating Services
SEC	United States Securities and Exchange Commission
SOFR	Secured overnight financing rate
Tier 1 Leverage Capital	Ratio of Tier 1 capital to average tangible assets, defined by the Basel III Capital Rules
Tier 1 Risk-Based Capital	Ratio of Tier 1 capital to total risk-weighted assets, defined by the Basel III Capital Rules
Total Risk-Based Capital	Ratio of total capital to total risk-weighted assets, defined by the Basel III Capital Rules
UPB	Unpaid principal balance
U.S.	United States
VIE	Variable Interest Entity; defined in ASC 810-10 “Consolidation-Overall”
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “could,” “believes,” “anticipates,” “expects,” “intends,” “outlook,” “target,” “continue,” “remain,” “will,” “should,” “may,” “might,” “plans,” “estimates,” “likely,” “future,” and similar references to future periods. However, these words are not the exclusive means of identifying such statements. Examples of forward-looking statements include, but are not limited to:
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
▪local, regional, national, and international economic conditions or macroeconomic instability (including any economic slowdown or recession, inflation, monetary fluctuation, interest rate changes, credit loss trends, unemployment, changes in housing or securities markets, or other factors) and the impact of the same on us or our customers;
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
▪the effects of any restructurings, staff reductions, or other disruptions in the U.S. federal government or in agencies regulating or otherwise impacting our business;
▪the direct or indirect impact of any new regulatory, policy, or enforcement developments resulting from the policies or actions of the current U.S. presidential administration, including trade deals, changes in tariffs and other protectionist trade policies, any reciprocal and/or retaliatory tariffs by foreign countries, and any uncertainties related thereto;
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
▪issues with the performance of our counterparties and third-party vendors;
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
▪the occurrence of natural disasters, severe weather events, and public health crises, and any governmental or societal responses thereto; and
▪the impact of any of the foregoing on the business or credit quality of our customers.
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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. As of June 30, 2025, Webster Financial Corporation had approximately $82 billion in total consolidated assets. Webster Bank is a commercial bank with a national bank charter focused on providing financial products and services to businesses, individuals, and families. While its core footprint spans the Northeast from the New York metropolitan area to Rhode Island and Massachusetts, certain businesses operate in extended geographies. Webster Bank offers three differentiated lines of business: Commercial Banking, Healthcare Financial Services, and Consumer Banking.
The following discussion and analysis provides information that management believes is necessary to understand the Company’s consolidated financial condition, results of operations, and cash flows for the three and six months ended June 30, 2025, as compared to 2024. This information should be read in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, contained in Part I - Item 1. Financial Statements of this report, and the Consolidated Financial Statements, and accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s consolidated financial condition, results of operations, and cash flows for the three and six months ended June 30, 2025, as compared to 2024, are not necessarily indicative of future results that may be attained for the entire year or other interim periods.
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

Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share and ratio data)	2025	2024	2025	2024
Income and performance ratios:
Net income	$258,848	$181,633	$485,765	$397,956
Net income applicable to common stockholders	251,695	175,494	472,079	385,541
Earnings per common share - diluted	1.52	1.03	2.81	2.26
Return on average assets (annualized)	1.29%	0.96%	1.22%	1.05%
Return on average tangible common stockholders’ equity (annualized) (non-GAAP)	17.96	14.17	16.95	15.25
Return on average common stockholders’ equity (annualized)	11.31	8.40	10.63	9.21
Non-interest income as a percentage of total revenue	13.22	6.88	13.18	11.05
Asset quality:
ACL on loans and leases	$722,046	$669,355	$722,046	$669,355
Non-performing assets (1)	537,050	374,884	537,050	374,884
ACL on loans and leases / total loans and leases	1.35%	1.30%	1.35%	1.30%
Net charge-offs / average loans and leases (annualized)	0.27	0.26	0.35	0.28
Non-performing loans and leases / total loans and leases (1)	1.00	0.72	1.00	0.72
Non-performing assets / total loans and leases plus OREO and repossessed assets (1)	1.00	0.73	1.00	0.73
ACL on loans and leases / non-performing loans and leases (1)	135.08	181.48	135.08	181.48
Other ratios:
Tangible common equity (non-GAAP)	7.46%	7.18%	7.46%	7.18%
Tier 1 Risk-Based Capital	11.86	11.09	11.86	11.09
Total Risk-Based Capital	14.05	13.28	14.05	13.28
CET1 Risk-Based Capital	11.35	10.59	11.35	10.59
Stockholders’ equity / total assets	11.40	11.46	11.40	11.46
Net interest margin (2)	3.44	3.39	3.46	3.40
Efficiency ratio (non-GAAP)	45.40	46.22	45.59	45.74
Equity and share related:
Common stockholders’ equity	$9,053,638	$8,525,289	$9,053,638	$8,525,289
Book value per common share	54.19	49.74	54.19	49.74
Tangible book value per common share (non-GAAP)	35.13	30.82	35.13	30.82
Common stock closing price	54.60	43.59	54.60	43.59
Dividends and equivalents declared per common share	0.40	0.40	0.80	0.80
Common shares outstanding	167,083	171,402	167,083	171,402
Weighted-average common shares outstanding - basic	165,884	169,675	167,524	170,061
Weighted-average common shares - diluted	166,131	169,937	167,853	170,351
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)Effective as of the first quarter of 2025, the Company changed its methodology used to annualize net interest income in its quarterly and year to date net interest margin calculation. Net interest margin for the prior periods has been recast.

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
Tangible book value per common share represents stockholders’ equity, less preferred stock and goodwill and other intangible assets (tangible common equity), divided by common shares outstanding at the end of the reporting period. The tangible common equity ratio represents tangible common equity divided by total assets, less goodwill and other intangible assets (tangible assets). Both of these measures are used by management to evaluate the Company’s capital position. The annualized return on average tangible common stockholders’ equity is calculated using net income less preferred stock dividends, adjusted for the annualized tax-effected amortization of intangible assets, as a percentage of average tangible common equity. This measure is used by management to assess the Company’s performance against its peer financial institutions. The efficiency ratio, which represents the costs expended to generate a dollar of revenue, is calculated excluding certain non-operational items in order to measure how well the Company is managing its recurring operating expenses.
These non-GAAP financial measures should not be considered a substitute for GAAP-basis financial measures. Because non-GAAP financial measures are not standardized, it may not be possible to compare these with other companies that present financial measures having the same or similar names.
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	June 30,
(Dollars and shares in thousands, except per share data)	2025	2024
Tangible book value per common share:
Stockholders’ equity	$9,337,617	$8,809,268
Less: Preferred stock	283,979	283,979
Goodwill and other intangible assets	3,184,039	3,242,193
Tangible common stockholders’ equity	$5,869,599	$5,283,096
Common shares outstanding	167,083	171,402
Tangible book value per common share	$35.13	$30.82
Book value per common share (GAAP)	$54.19	$49.74

Tangible common equity ratio:
Tangible common stockholders’ equity	$5,869,599	$5,283,096
Total assets	$81,914,270	$76,838,106
Less: Goodwill and other intangible assets	3,184,039	3,242,193
Tangible assets	$78,730,231	$73,595,913
Tangible common equity ratio	7.46%	7.18%
Common stockholders’ equity to total assets (GAAP)	11.05%	11.10%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Return on average tangible common stockholders’ equity:
Net income	$258,848	$181,633	$485,765	$397,956
Less: Preferred stock dividends	4,162	4,162	8,325	8,325
Add: Intangible assets amortization, tax-effected	6,627	6,886	13,358	14,149
Adjusted net income	$261,313	$184,357	$490,798	$403,780
Adjusted net income (annualized)	$1,045,252	$737,428	$981,596	$807,560
Average stockholders’ equity	$9,294,023	$8,733,737	$9,269,533	$8,746,865
Less: Average preferred stock	283,979	283,979	283,979	283,979
Average goodwill and other intangible assets	3,188,946	3,246,940	3,193,509	3,168,846
Average tangible common stockholders’ equity	$5,821,098	$5,202,818	$5,792,045	$5,294,040
Return on average tangible common stockholders’ equity (annualized)	17.96%	14.17%	16.95%	15.25%
Return on average common stockholders’ equity (annualized) (GAAP)	11.31%	8.40%	10.63%	9.21%

Efficiency ratio:
Non-interest expense	$345,714	$326,021	$689,358	$661,944
Less: Foreclosed property activity	541	(364)	1,058	(694)
Intangible assets amortization	9,093	8,716	18,330	17,910
Operating lease depreciation	9	560	25	1,223
FDIC special assessment	—	—	—	11,862
Ametros acquisition expenses	—	—	—	3,139
Adjusted non-interest expense	$336,071	$317,109	$669,945	$628,504
Net interest income	$621,182	$572,297	$1,233,374	$1,140,036
Add: FTE adjustment	13,870	14,315	27,481	30,194
Non-interest income	94,657	42,298	187,263	141,651
Other income (1)	10,528	7,802	21,560	15,428
Less: Operating lease depreciation	9	560	25	1,223
Gain (loss) on sale of investment securities, net	—	(49,915)	220	(59,741)
Net gain on sale of mortgage servicing rights	—	—	—	11,655
Adjusted income	$740,228	$686,067	$1,469,433	$1,374,172
Efficiency ratio	45.40%	46.22%	45.59%	45.74%
Non-interest expense as a percentage of total revenue (GAAP)	48.29%	53.05%	48.52%	51.65%
(1)Other income (non-GAAP) includes the taxable equivalent of net income generated from LIHTC investments.

Net Interest Income Analysis
The following tables summarize daily average balances, interest, and average yield/rate by major category, and net interest margin on an FTE basis:

	Three months ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$53,277,897	$786,808	5.85%	$51,434,799	$808,309	6.23%
Investment securities: (2)
Taxable	17,284,395	192,865	4.46	15,443,809	154,691	4.00
Non-taxable	941,237	7,166	3.05	1,636,745	10,239	2.56
Total investment securities	18,225,632	200,031	4.39	17,080,554	164,930	3.86
FHLB and FRB stock	346,514	4,243	4.91	336,342	5,166	6.18
Interest-bearing deposits (3)	2,096,578	23,368	4.41	483,947	6,603	5.40
Loans held for sale	58,024	7	0.04	222,080	5,593	10.07
Total interest-earning assets	74,004,645	$1,014,457	5.44%	69,557,722	$990,601	5.65%
Non-interest-earning assets (2)	6,513,526			6,378,611
Total assets	$80,518,171			$75,936,333
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Demand	$10,109,928	$—	—%	$10,156,691	$—	—%
Interest-bearing checking	9,772,340	42,390	1.74	9,424,687	44,578	1.90
Health savings accounts	9,137,704	3,635	0.16	8,528,476	3,206	0.15
Money market	21,645,531	190,853	3.54	18,658,148	193,028	4.16
Savings	7,462,151	31,624	1.70	6,929,874	26,403	1.53
Certificates of deposit	6,061,399	51,873	3.43	5,908,811	65,782	4.48
Brokered certificates of deposit	1,774,379	19,363	4.38	2,108,412	28,266	5.39
Total deposits	65,963,432	339,738	2.07	61,715,099	361,263	2.35
Securities sold under agreements to repurchase	111,005	218	0.78	120,082	36	0.12
Federal funds purchased	—	—	—	78,242	1,078	5.45
FHLB advances	2,650,111	29,825	4.45	2,429,653	33,727	5.49
Long-term debt (2)	885,773	9,624	4.35	887,528	7,885	3.55
Total borrowings	3,646,889	39,667	4.31	3,515,505	42,726	4.82
Total deposits and interest-bearing liabilities	69,610,321	$379,405	2.18%	65,230,604	$403,989	2.49%
Non-interest-bearing liabilities (2)	1,613,827			1,971,992
Total liabilities	71,224,148			67,202,596
Preferred stock	283,979			283,979
Common stockholders’ equity	9,010,044			8,449,758
Total stockholders’ equity	9,294,023			8,733,737
Total liabilities and stockholders’ equity	$80,518,171			$75,936,333
Net interest income (FTE)		$635,052			$586,612
Less: FTE adjustment (4)		(13,870)			(14,315)
Net interest income		$621,182			$572,297
Net interest margin (FTE) (5)			3.44%			3.39%

	Six months ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$52,925,112	$1,553,196	5.85%	$51,186,608	$1,610,173	6.23%
Investment securities: (2)
Taxable	17,213,440	382,320	4.44	14,986,914	295,822	3.94
Non-taxable	956,662	14,520	3.04	1,989,470	22,753	2.34
Total investment securities	18,170,102	396,840	4.37	16,976,384	318,575	3.75
FHLB and FRB stock	335,310	8,197	4.93	340,167	9,518	5.63
Interest-bearing deposits (3)	1,958,803	43,300	4.40	528,174	14,389	5.39
Loans held for sale	43,459	22	0.10	117,749	5,675	9.64
Total interest-earning assets	73,432,786	$2,001,555	5.43%	69,149,082	$1,958,330	5.62%
Non-interest-earning assets (2)	6,463,140			6,485,467
Total assets	$79,895,926			$75,634,549
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Demand	$10,196,846	$—	—%	$10,369,552	$—	—%
Interest-bearing checking	9,741,252	83,289	1.72	9,339,970	85,931	1.85
Health savings accounts	9,222,141	7,195	0.16	8,567,058	6,397	0.15
Money market	21,381,682	373,960	3.53	18,380,405	379,780	4.16
Savings	7,284,366	59,767	1.65	6,813,823	47,948	1.42
Certificates of deposit	6,054,336	106,815	3.56	5,844,081	128,281	4.41
Brokered certificate of deposit	1,589,392	35,095	4.45	1,825,343	48,897	5.39
Total deposits	65,470,015	666,121	2.05	61,140,232	697,234	2.29
Securities sold under agreements to repurchase	177,413	1,894	2.12	125,367	207	0.33
Federal funds purchased	—	—	—	109,203	3,015	5.46
FHLB advances	2,382,692	53,414	4.46	2,559,642	71,094	5.49
Long-term debt (2)	886,003	19,271	4.35	920,520	16,550	3.60
Total borrowings	3,446,108	74,579	4.31	3,714,732	90,866	4.85
Total deposits and interest-bearing liabilities	68,916,123	$740,700	2.16%	64,854,964	$788,100	2.44%
Non-interest-bearing liabilities (2)	1,710,270			2,032,720
Total liabilities	70,626,393			66,887,684
Preferred stock	283,979			283,979
Common stockholders’ equity	8,985,554			8,462,886
Total stockholders’ equity	9,269,533			8,746,865
Total liabilities and stockholders’ equity	$79,895,926			$75,634,549
Net interest income (FTE)		$1,260,855			$1,170,230
Less: FTE adjustment (4)		(27,481)			(30,194)
Net interest income		$1,233,374			$1,140,036
Net interest margin (FTE) (5)			3.46%			3.40%
(1)Non-accrual loans have been included in the computation of average balances.
(2)In order to provide the users of the Company’s financial statements with a more transparent view of the actual consolidated average balances that are used in the calculation of net interest margin, the Company has recast, in the tables above, certain consolidated average balances for the three and six months ended June 30, 2024, to reflect a change in presentation being applied retrospectively. Specifically, adjustments were made to exclude average unsettled trades of $130.2 million and $119.5 million, respectively, and average available-for-sale unrealized losses of $828.6 million and $783.1 million, respectively, from investment securities, and to exclude an average basis adjustment of $26.1 million and $26.7 million, respectively, from long-term debt related to a de-designated fair value hedge. Rather, effective as of December 31, 2024, these amounts are being presented in average non-interest-earning assets and average non-interest-bearing liabilities, respectively. There were no changes to the related yields/rates or net interest income that had been previously disclosed.
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
(5)Effective as of the first quarter of 2025, the Company changed its methodology used to annualize net interest income in its quarterly and year to date net interest margin calculation. Net interest margin for the prior periods has been recast. There were no changes to the related yields/rates or net interest income that had been previously disclosed.
The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on an FTE basis:

	Three months ended June 30,			Six months ended June 30,
	2025 vs. 2024 Increase (decrease) due to			2025 vs. 2024 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(47,840)	$26,339	$(21,501)	$(106,677)	$49,700	$(56,977)
Investment securities	23,708	11,393	35,101	55,862	22,403	78,265
FHLB and FRB stock	(1,079)	156	(923)	(1,185)	(136)	(1,321)
Interest bearing-deposits	(5,040)	21,805	16,765	(9,894)	38,805	28,911
Loans held for sale	(1,455)	(4,131)	(5,586)	(2,073)	(3,580)	(5,653)
Total interest income	$(31,706)	$55,562	$23,856	$(63,967)	$107,192	$43,225
Change in interest on interest-bearing liabilities:
Interest-bearing checking	$(3,833)	$1,645	$(2,188)	$(6,334)	$3,692	$(2,642)
Health savings accounts	200	229	429	309	489	798
Money market	(33,081)	30,906	(2,175)	(67,833)	62,013	(5,820)
Savings	3,193	2,028	5,221	8,508	3,311	11,819
Certificates of deposit	(15,608)	1,699	(13,909)	(26,081)	4,615	(21,466)
Brokered certificates of deposit	(4,425)	(4,478)	(8,903)	(7,481)	(6,321)	(13,802)
Securities sold under agreements to repurchase	185	(3)	182	1,601	86	1,687
Federal funds purchased	—	(1,078)	(1,078)	—	(3,015)	(3,015)
FHLB advances	(6,962)	3,060	(3,902)	(12,765)	(4,915)	(17,680)
Long-term debt	1,755	(16)	1,739	3,342	(621)	2,721
Total interest expense	$(58,576)	$33,992	$(24,584)	$(106,734)	$59,334	$(47,400)
Net change in net interest income	$26,870	$21,570	$48,440	$42,767	$47,858	$90,625
(1)The change attributable to mix, a combined impact of rate and volume, and other is included with the change due to rate.
Comparison to Prior Year Quarter
Net interest income increased $48.9 million, or 8.5%, from $572.3 million for the three months ended June 30, 2024, to $621.2 million for the three months ended June 30, 2025. Net interest margin increased 5 basis points from 3.39% for the three months ended June 30, 2024, to 3.44% for the three months ended June 30, 2025, reflecting increases of $4.4 billion, or 6.4%, in average total interest-earning assets and $4.4 billion, or 6.7%, in average total deposits and interest-bearing liabilities. The lower interest rate environment during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily caused the average yield on average total interest-earning assets to decrease by 21 basis points and the average rate on average total deposits and interest-bearing liabilities to decrease by 31 basis points.
The change in average total interest-earnings assets was primarily attributed to the following items:
•Average loans and leases increased $1.8 billion, or 3.6%, primarily due to increases in average commercial non-mortgage and average residential mortgages, partially offset by a decrease in average multi-family mortgages.
•Average total investment securities increased $1.1 billion, or 6.7%, reflecting an increase of $1.1 billion in average available-for-sale securities and an immaterial increase in average held-to-maturity securities, primarily due to the timing and volume of purchase, paydown, and sales activities.
•Average interest-bearing deposits held at the FRB increased $1.6 billion, or 333.2%, primarily due to management’s strategic decision to hold higher levels of on-balance sheet liquidity.
•Average loans held for sale decreased $0.2 billion, or 73.9%, primarily due to the payroll finance and factored receivables loan portfolios that were classified as held for sale in the first quarter of 2024.
The change in average total deposits and interest-bearing liabilities was primarily attributed to the following items:
•Average total deposits increased $4.2 billion, or 6.9%, primarily due to increases in average money markets, which contributed to $3.0 billion of the change. The Company also experienced increases across all other deposit products except for average brokered certificates of deposits and average demand.
•Average FHLB advances increased $0.2 billion, or 9.1%, primarily due to a change in short-term borrowings mix.

Comparison to Prior Year to Date
Net interest income increased $0.1 billion, or 8.2%, from $1.1 billion for the six months ended June 30, 2024, to $1.2 billion for the six months ended June 30, 2025. Net interest margin increased 6 basis points from 3.40% for the six months ended June 30, 2024, to 3.46% for the six months ended June 30, 2025, reflecting increases of $4.3 billion, or 6.2%, in average total interest-earning assets and $4.1 billion, or 6.3%, in average total deposits and interest-bearing liabilities. The lower interest rate environment during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily caused the average yield on average total interest-earning assets to decrease by 19 basis points and the average rate on average total deposits and interest-bearing liabilities to decrease by 28 basis points.
The change in average total interest-earnings assets was primarily attributed to the following items:
•Average loans and leases increased $1.7 billion, or 3.4%, primarily due to increases in average commercial non-mortgage and average residential mortgages, partially offset by a decrease in average multi-family mortgages.
•Average total investment securities increased $1.2 billion, or 7.0%, reflecting increases of $0.7 billion in average available-for-sale and $0.5 billion in average held-to-maturity, primarily due to the timing and volume of purchase, paydown, and sales activities.
•Average interest-bearing deposits held at the FRB increased $1.4 billion, or 270.9%, primarily due to management’s strategic decision to hold higher levels of on-balance sheet liquidity.
The change in average total deposits and interest-bearing liabilities was primarily attributed to the following items:
•Average total deposits increased $4.3 billion, or 7.1%, primarily due to increases in average money markets, which contributed to $3.0 billion of the change. The Company also experienced increases across all other deposit products except for average brokered certificates of deposits and average demand.
•Average FHLB advances decreased $0.2 billion, or 6.9%, primarily due to the paydown of short-term advances in the first quarter of 2025 and a change in short-term borrowings mix.
Provision for Credit Losses
Comparison to Prior Year Quarter
The total provision for credit losses decreased $12.5 million, or 21.2%, from $59.0 million for the three months ended June 30, 2024, to $46.5 million for three months ended June 30, 2025, primarily due to improvements in risk rating migration, partially offset by uncertainty in the current macroeconomic environment and organic loan growth.
Comparison to Prior Year to Date
The total provision for credit losses increased $19.5 million, or 18.7%, from $104.5 million for the six months ended June 30, 2024, to $124.0 million for the six months ended June 30, 2025, primarily due to higher net charge-offs in excess of prior reserves, uncertainty in the current macroeconomic environment, and organic loan growth, partially offset by improvements in risk rating migration.
Additional information regarding the Company’s provision for credit losses on loans and leases and the related ACL can be found under the sections captioned “Loans and Leases” through “Allowance for Credit Losses on Loans and Leases” contained elsewhere in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Deposit service fees	$40,934	$41,027	$79,829	$83,616
Loan and lease related fees	17,657	19,334	35,278	39,101
Wealth and investment services	7,779	8,556	15,568	16,480
Cash surrender value of life insurance policies	9,172	6,359	17,164	12,305
Gain (loss) on sale of investment securities, net	—	(49,915)	220	(59,741)
Other income	19,115	16,937	39,204	49,890
Total non-interest income	$94,657	$42,298	$187,263	$141,651
Comparison to Prior Year Quarter
Total non-interest income increased $52.4 million, or 123.8%, from $42.3 million for the three months ended June 30, 2024, to $94.7 million for the three months ended June 30, 2025, primarily due to the change in Net gains (losses) on sale of investment securities, and increases in the Cash surrender value of life insurance policies and Other income.
The Cash surrender value of life insurance policies increased $2.8 million, or 44.2%, from $6.4 million for the three months ended June 30, 2024, to $9.2 million for the three months ended June 30, 2025, primarily due to bank-owned life insurance events in the first quarter of 2024, which resulted in a lower cash surrender value in the prior year quarter.
There were no sales of investment securities during the three months ended June 30, 2025. During the three months ended June 30, 2024, net (losses) on sale of investment securities totaled $49.9 million, as the Company sold $971.6 million of Municipal bonds and notes classified as available-for-sale for proceeds of $921.6 million. The amounts presented in non-interest income include the portion of any losses that were not due to credit related factors.
Other income increased $2.2 million, or 12.9%, from $16.9 million for the three months ended June 30, 2024, to $19.1 million for the three months ended June 30, 2025, primarily due to higher direct investment gains and medical fees, partially offset by the credit valuation adjustment.
Comparison to Prior Year to Date
Total non-interest income increased $45.6 million, or 32.2%, from $141.7 million for the six months ended June 30, 2024, to $187.3 million for the six months ended June 30, 2025, primarily due to the change in Net gains (losses) on sale of investment securities and an increase in the Cash surrender value of life insurance policies, partially offset by decreases in Other income, Loan and lease related fees, and Deposit service fees.
Deposit service fees decreased $3.8 million, or 4.5%, from $83.6 million for the six months ended June 30, 2024, to $79.8 million for the six months ended June 30, 2025, primarily due to higher revenue share costs and lower cash management fees, partially offset by higher interchange income and ATM surcharges.
Loan and lease related fees decreased $3.8 million, or 9.8%, from $39.1 million for the six months ended June 30, 2024, to $35.3 million for the six months ended June 30, 2025, primarily due to lower loan servicing and syndication fees, partially offset by lower mortgage servicing rights amortization.
The Cash surrender value of life insurance policies increased $4.9 million, or 39.5%, from $12.3 million for the six months ended June 30, 2024, to $17.2 million for the six months ended June 30, 2025, primarily due to bank-owned life insurance events in the first quarter of 2024, which resulted in a lower cash surrender value in the prior year to date.
Net gains (losses) on sale of investment securities changed $60.0 million, or 100.4%, from net (losses) of $59.7 million for the six months ended June 30, 2024, to net gains of $0.2 million for the six months ended June 30, 2025. During the six months ended June 30, 2025, the Company sold $14.7 million of Corporate debt securities classified as available-for-sale for proceeds of $14.9 million. During the six months ended June 30, 2024, the Company sold $1.3 billion of Municipal bonds and notes, Agency MBS, and Corporate debt securities classified as available-for-sale for proceeds of $1.2 billion. The amounts presented in non-interest income include the portion of any losses that were not due to credit related factors.
Other income decreased $10.7 million, or 21.4%, from $49.9 million for the six months ended June 30, 2024, to $39.2 million for the six months ended June 30, 2025, primarily due to the net gain on sale of mortgage servicing rights in the first quarter of 2024, the credit valuation adjustment, and bank-owned life insurance events in the first quarter of 2024, partially offset by higher direct investment gains and medical fees.

Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Compensation and benefits	$199,930	$186,850	$398,575	$375,390
Occupancy	19,337	15,103	39,054	34,542
Technology and equipment	45,932	45,303	93,651	91,139
Intangible assets amortization	9,093	8,716	18,330	17,910
Marketing	5,171	4,107	9,198	8,388
Professional and outside services	18,394	14,066	35,620	27,047
Deposit insurance	15,061	15,065	31,406	39,288
Other expense	32,796	36,811	63,524	68,240
Total non-interest expense	$345,714	$326,021	$689,358	$661,944
Comparison to Prior Year Quarter
Total non-interest expense increased $19.7 million, or 6.0%, from $326.0 million for the three months ended June 30, 2024, to $345.7 million for the three months ended June 30, 2025, primarily due to increases in Compensation and benefits, Professional and outside services, and Occupancy, partially offset by a decrease in Other expense.
Compensation and benefits increased $13.0 million, or 7.0%, from $186.9 million for the three months ended June 30, 2024, to $199.9 million for the three months ended June 30, 2025, primarily due to higher compensation resulting from investments in human capital and risk management infrastructure and performance-based incentives.
Occupancy increased $4.2 million, or 28.0%, from $15.1 million for the three months ended June 30, 2024, to $19.3 million for the three months ended June 30, 2025, primarily due to a one-time lease termination benefit in the second quarter of 2024.
Professional and outside services increased $4.3 million, or 30.8%, from $14.1 million for the three months ended June 30, 2024, to $18.4 million for the three months ended June 30, 2025, primarily due to an increase in technology consulting fees.
Other expense decreased $4.0 million, or 10.9%, from $36.8 million for the three months ended June 30, 2024, to $32.8 million for the three months ended June 30, 2025, primarily due to individually immaterial decreases in various other expense items.
Comparison to Prior Year to Date
Total non-interest expense increased $27.4 million, or 4.1%, from $661.9 million for the six months ended June 30, 2024, to $689.4 million for the six months ended June 30, 2025, primarily due to increases in Compensation and benefits, Professional and outside services, and Occupancy, partially offset by decreases in Deposit insurance and Other expense.
Compensation and benefits increased $23.2 million, or 6.2%, from $375.4 million for the six months ended June 30, 2024, to $398.6 million for the six months ended June 30, 2025, primarily due to higher compensation resulting from investments in human capital and risk management infrastructure, performance-based incentives, and employee benefits.
Occupancy increased $4.5 million, or 13.1%, from $34.5 million for the six months ended June 30, 2024, to $39.1 million for the six months ended June 30, 2025, primarily due to a one-time lease termination benefit in the second quarter of 2024.
Professional and outside services increased $8.6 million, or 31.7%, from $27.0 million for the six months ended June 30, 2024, to $35.6 million for the six months ended June 30, 2025, primarily due to an increase in technology consulting fees.
Deposit insurance decreased $7.9 million, or 20.1%, from $39.3 million for the six months ended June 30, 2024, to $31.4 million for the six months ended June 30, 2025, primarily due to an increase in the FDIC special assessment estimate in the first quarter of 2024, partially offset by the impact from the increase in the Company’s deposit insurance assessment base.
Other expense decreased $4.7 million, or 6.9%, from $68.3 million for the six months ended June 30, 2024, to $63.5 million for the six months ended June 30, 2025, primarily due to individually immaterial decreases in various other expense items, partially offset by higher pension expense.

Income Taxes
Comparison to Prior Year Quarter
The Company recognized income tax expense of $64.8 million and $47.9 million for the three months ended June 30, 2025, and 2024, respectively, reflecting effective tax rates of 20.0% and 20.9%, respectively. The increase in income tax expense is primarily due to a higher level of pre-tax income recognized during the three months ended June 30, 2025. The decrease in the effective tax rate reflects the recognition of a $3.9 million discrete tax benefit during the three months ended June 30, 2025, compared to a $0.3 million net discrete tax benefit recognized during the three months ended June 30, 2024.
Comparison to Prior Year to Date
The Company recognized income tax expense of $121.5 million and $117.3 million for the six months ended June 30, 2025, and 2024, respectively, reflecting effective tax rates of 20.0% and 22.8%, respectively. The increase in income tax expense is primarily due to a higher level of pre-tax income recognized during the six months ended June 30, 2025. The higher effective tax rate for the six months ended June 30, 2024, primarily reflects the recognition of a $10.9 million discrete tax expense in that period, which impacted the effective tax rate by 2.1 percentage points.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, which includes a broad range of tax reform provisions with varying effective dates. The Company is currently evaluating the changes in tax law to determine the impact on its consolidated financial statements; however, the impact is not expected to be material.
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
Commercial Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Net interest income	$318,518	$337,588	$637,641	$679,530
Non-interest income	30,628	34,510	59,586	68,790
Non-interest expense	108,372	104,588	214,954	210,813
Pre-tax, pre-provision net revenue	$240,774	$267,510	$482,273	$537,507
Comparison to Prior Year Quarter
Commercial Banking’s PPNR decreased $26.7 million, or 10.0%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 due to decreases in net interest income and non-interest income, and an increase in non-interest expense. The $19.0 million decrease in net interest income is primarily due to lower spreads on loans and leases, partially offset by higher loan balances and lower deposit costs. The $3.9 million decrease in non-interest income is primarily due to lower factoring, prepayment, and syndication fees, and lower direct investment gains. The $3.8 million increase in non-interest expense is primarily due to higher foreclosed property and loan workout expenses and increased investments in human capital, operational process improvements, and technology.
Comparison to Prior Year to Date
Commercial Banking’s PPNR decreased $55.2 million, or 10.3%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to decreases in net interest income and non-interest income, and an increase in non-interest expense. The $41.9 million decrease in net interest income is primarily due to lower spreads on loans and leases, partially offset by higher loan balances and lower deposit costs. The $9.2 million decrease in non-interest income is primarily due to lower factoring, prepayment, and syndication fees, lower cash management fees, and lower direct investment gains. The $4.1 million increase in non-interest expense is primarily due to higher foreclosed property and loan workout expenses and increased investments in human capital, operational process improvements, and technology.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	June 30, 2025	December 31, 2024
Loans and leases	$41,197,664	$40,616,156
Deposits	16,225,466	16,251,850
Assets under administration / management (off-balance sheet)	3,070,150	2,965,624
Loans and leases increased $581.5 million, or 1.4%, at June 30, 2025, as compared to December 31, 2024, primarily due to growth in commercial non-mortgage, partially offset net principal paydowns in commercial real estate, equipment financing, and residential mortgages, and the transfer of loans from portfolio to held for sale. Total portfolio originations for the six months ended June 30, 2025, and 2024, were $5.4 billion and $4.7 billion, respectively. The $0.7 billion increase was primarily due to increased originations in middle market banking and sponsor-lending finance portfolios, partially offset by decreased originations in commercial real estate.
Deposits remained relatively flat at approximately $16.2 billion at June 30, 2025, and December 31, 2024, as the impact from growth in commercial deposit accounts was offset by seasonal net outflows in public sector deposits.
Assets under administration and assets under management, in aggregate, increased $104.5 million, or 3.5%, at June 30, 2025, as compared to December 31, 2024, primarily due to growth in investment accounts and volatility in the equity markets during the six months ended June 30, 2025.

Healthcare Financial Services
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Net interest income	$97,625	$91,664	$193,986	$177,802
Non-interest income	28,687	27,465	58,077	58,526
Non-interest expense	55,453	51,267	111,173	103,394
Pre-tax, pre-provision net revenue	$70,859	$67,862	$140,890	$132,934
Comparison to Prior Year Quarter
Healthcare Financial Services’ PPNR increased $3.0 million, or 4.4%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $6.0 million increase in net interest income is primarily due to higher deposit balances, partially offset by lower deposit spreads. The $1.2 million increase in non-interest income is primarily due to higher interchange fees and medical fees. The $4.2 million increase in non-interest expense is primarily due to higher compensation and benefits costs and a one-time lease termination benefit in the second quarter of 2024.
Comparison to Prior Year to Date
Healthcare Financial Services’ PPNR increased $8.0 million, or 6.0%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. The $16.2 million increase in net interest income is primarily due to higher deposit balances, partially offset by lower deposit spreads. The $0.4 million decrease in non-interest income is primarily due to lower deposit service fees and higher revenue share costs, partially offset by higher interchange fees and medical fees. The $7.8 million increase in non-interest expense is primarily due to higher compensation and benefits costs and technology costs, and a one-time lease termination benefit in the second quarter of 2024.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	June 30, 2025	December 31, 2024
Deposits	$10,181,138	$9,966,773
Assets under administration, through linked investment accounts (off-balance sheet)	5,751,460	5,321,736
Deposits increased $214.4 million, or 2.2%, at June 30, 2025, as compared to December 31, 2024, primarily due to additional HSA Bank and Ametros account holders in the first half of 2025.
Assets under administration, through linked investment accounts, increased $429.7 million, or 8.1%, at June 30, 2025, as compared to December 31, 2024, primarily due to additional HSA Bank and Ametros account holders and an increase in investment account balances as a result of volatility in the equity markets during the six months ended June 30, 2025.

Consumer Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Net interest income	$212,672	$202,679	$414,736	$408,456
Non-interest income	24,591	24,392	50,795	58,370
Non-interest expense	123,044	115,905	245,700	236,026
Pre-tax, pre-provision net revenue	$114,219	$111,166	$219,831	$230,800
Comparison to Prior Year Quarter
Consumer Banking’s PPNR increased $3.1 million, or 2.7%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $10.0 million increase in net interest income is primarily due to higher average loan and deposit balances coupled with a higher interest rate spread on loans, partially offset by a lower interest rate spread on deposits. The $0.2 million increase in non-interest income is primarily due to higher deposit and loan servicing fees, partially offset by lower investment services income. The $7.1 million increase in non-interest expense is primarily due to increased investments in technology, employee-related expenses, and outside professional services, partially offset by lower operational support expenses and costs related to debit card processing.
Comparison to Prior Year to Date
Consumer Banking’s PPNR decreased $11.0 million, or 4.8%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income. The $6.3 million increase in net interest income is primarily due to higher average loan and deposit balances coupled with a higher interest rate spread on loans, partially offset by a lower interest rate spread on deposits. The $7.6 million decrease in non-interest income is primarily due to the net gain on sale of mortgage servicing rights in the first quarter of 2024 and lower investment services income, partially offset by higher deposit and loan servicing fees. The $9.7 million increase in non-interest expense is primarily due to increased investments in technology and outside professional services, partially offset by lower operational support expenses and costs related to debit card processing.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	June 30, 2025	December 31, 2024
Loans	$12,471,744	$11,886,095
Deposits	27,789,668	27,332,786
Assets under administration (off-balance sheet)	7,545,901	7,997,114
Loans increased $585.6 million, or 4.9%, at June 30, 2025, as compared to December 31, 2024, primarily due to growth in residential mortgages and other consumer loans, partially offset by net principal paydowns in home equity loans/lines of credit and small business commercial loans. Total portfolio originations for the six months ended June 30, 2025, and 2024, were $1.1 billion and $0.7 billion, respectively. The $0.4 billion increase was primarily due to increased residential mortgage originations, partially offset by decreased small business commercial loan originations.
Deposits increased $456.9 million, or 1.7%, at June 30, 2025, as compared to December 31, 2024, primarily due to growth in online savings deposit accounts.
Assets under administration decreased $451.2 million, or 5.6%, at June 30, 2025, as compared to December 31, 2024, primarily due to the sale of two investment portfolios and volatility in the equity markets during the six months ended June 30, 2025.

Financial Condition
Total assets increased $2.9 billion, or 3.7%, from $79.0 billion at December 31, 2024, to $81.9 billion at June 30, 2025. The change in total assets was primarily attributed to the following items, which experienced changes greater than $100 million:
•Cash and cash equivalents increased $0.9 billion, primarily due to an increase in interest-bearing deposits held at the FRB as a result of management’s strategic decision to hold higher levels of on-balance sheet liquidity;
•Total investment securities, net increased $0.3 billion, reflecting a $0.6 billion increase in the available-for-sale portfolio, partially offset by a $0.3 billion decrease in the held-to-maturity portfolio. The net increase in total investment securities was primarily due to purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories;
•Loans held for sale increased $250.8 million, primarily due to the transfer of $242.2 million of commercial non-mortgage loans from portfolio to held for sale in June 2025 in connection with activities related to the joint venture with Marathon Asset Management. Additional information regarding joint venture activities can be found within Note 2: Business Developments in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements;
•Loans and leases increased $1.2 billion, primarily due to $6.5 billion of originations during the six months ended June 30, 2025, particularly across the commercial non-mortgage, commercial real estate, and residential mortgages categories, partially offset by net principal paydowns and the transfer of loans from portfolio to held for sale, particularly as it relates to joint venture activities in the second quarter of 2025, as mentioned in the above paragraph;
•Accrued interest receivable and other assets increased $229.7 million. Notable drivers of the change included increases in treasury derivative assets, LIHTC investments, other alternative investments, and other assets.
Total liabilities increased $2.7 billion, or 3.8%, from $69.9 billion at December 31, 2024, to $72.6 billion at June 30, 2025. The change in total liabilities was primarily attributed to the following items:
•Total deposits increased $1.5 billion, primarily reflecting a $1.5 billion increase in interest-bearing deposits and an immaterial increase in non-interest-bearing deposits. The net increase in total deposits was primarily due to an increase in money markets, particularly from interSYNC, which contributed to $1.4 billion of the change. The Company also experienced increases across all other deposit categories except for brokered certificates of deposit, which decreased primarily due to a change in short-term funding mix;
•FHLB advances increased $1.2 billion, also primarily due to a change in short-term funding mix;
•Accrued expenses and other liabilities decreased $0.1 billion. Notable drivers of the change included decreases in treasury derivative liabilities, accrued compensation due to bonus payouts in March 2025, unfunded commitments for LIHTC investments, and accrued interest payable, partially offset by increases in operating lease liabilities and other liabilities.
Total stockholders’ equity increased $0.2 billion, or 2.2%, from $9.1 billion at December 31, 2024, to $9.3 billion at June 30, 2025. The change in total stockholders’ equity was attributed to the following items:
•Net income of $485.8 million;
•Other comprehensive income, net of tax, of $118.1 million;
•Dividends paid to common and preferred stockholders of $136.2 million and $8.3 million, respectively;
•Stock-based compensation expense of $29.1 million;
•Repurchases of common stock of $261.9 million under the Company’s common stock repurchase program and $22.2 million related to employee stock-based compensation plan activity.

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
The ALCO manages the Company’s investment securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in such security presents a safety and soundness concern. Although the Bank held the entirety of the Company’s investment securities portfolio at both June 30, 2025, and December 31, 2024, the Holding Company may also directly hold investments.
The following table summarizes the carrying amount and percentage composition of the Company’s investment securities:

	June 30, 2025		December 31, 2024
(In thousands)	Amount	%	Amount	%
Available-for-sale:
Government agency debentures	$192,436	2.0%	$186,426	2.1%
Municipal bonds and notes	103,808	1.1	110,876	1.2
Agency CMO	27,113	0.3	29,043	0.3
Agency MBS	4,831,605	50.2	4,519,785	50.2
Agency CMBS	3,224,198	33.5	3,034,392	33.8
CMBS	790,132	8.2	625,388	6.9
Corporate debt	403,373	4.2	452,266	5.0
Private label MBS	38,364	0.4	39,219	0.4
Other	9,325	0.1	9,205	0.1
Total available-for-sale	$9,620,354	100.0%	$9,006,600	100.0%
Held-to-maturity:
Agency CMO	$18,246	0.2%	$19,847	0.2%
Agency MBS	2,954,301	36.1	3,109,411	36.8
Agency CMBS	4,315,250	52.7	4,357,505	51.6
Municipal bonds and notes (1)	839,766	10.2	891,909	10.6
CMBS	65,259	0.8	65,690	0.8
Total held-to-maturity	$8,192,822	100.0%	$8,444,362	100.0%
Total investment securities	$17,813,176		$17,450,962
(1)The balances at June 30, 2025, and December 31, 2024, exclude the ACL recorded on held-to-maturity securities of $0.1 million and $0.2 million, respectively.
Available-for-sale securities increased $0.6 billion, or 6.8%, from $9.0 billion at December 31, 2024, to $9.6 billion at
June 30, 2025, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories. The average FTE yield on the available-for-sale portfolio was 4.72% and 4.70% for the three and six months ended June 30, 2025, respectively, as compared to 3.99% and 3.91%, for the three and six months ended June 30, 2024, respectively. The 73 and 79 basis point increases, respectively, are primarily due to higher yields on securities that were purchased over the past year, as compared to the yields on securities with paydown activities or that were sold.
At June 30, 2025, and December 31, 2024, gross unrealized losses on available-for-sale securities were $610.8 million and $725.9 million, respectively. The $115.1 million decrease is primarily due to lower market interest rates. On a quarterly basis, each available-for-sale security that is in an unrealized loss position is evaluated to determine whether the decline in fair value below the amortized cost basis is a result of any credit related factors. At June 30, 2025, and December 31, 2024, the ACL on available-for-sale securities was $0.9 million, which related to a single Corporate debt security. Each of the Company’s other available-for-sale securities in an unrealized loss position at June 30, 2025, are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences. Based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.

Held-to-maturity securities decreased $0.2 billion, or 3.0%, from $8.4 billion at December 31, 2024, to $8.2 billion at
June 30, 2025, primarily due to paydown activities across the Agency MBS, Agency CMBS, and Municipal bonds and notes categories. There were no purchases of held-to-maturity securities during the six months ended June 30, 2025. The average FTE yield on the held-to-maturity portfolio was 3.99% and 3.98% for the three and six months ended June 30, 2025, respectively, as compared to 3.73% and 3.56% for the three and six months ended June 30, 2024, respectively. The 26 and 42 basis point increases, respectively, are primarily due to higher yields on securities that were purchased over the past year, as compared to the yields on securities with paydown activities.
At June 30, 2025, and December 31, 2024, gross unrealized losses on held-to-maturity securities were $913.4 million and $992.7 million, respectively. The $79.3 million decrease is primarily due to lower market interest rates. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At June 30, 2025, and December 31, 2024, the ACL on held-to-maturity securities was $0.1 million and $0.2 million, respectively.
The following table summarizes the maturity distribution of investment securities by the earlier of either contractual maturity or call date, as applicable, along with their respective weighted-average yields:

	June 30, 2025
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
Government agency debentures	$—	—%	$—	—%	$99,562	2.51%	$123,246	3.76%	$222,808	3.20%
Municipal bonds and notes	550	4.03	786	4.38	43,569	2.00	72,657	2.28	117,562	2.20
Agency CMO	17	2.98	—	—	2,034	3.32	27,388	2.83	29,439	2.87
Agency MBS	317	1.16	2,427	1.32	3,903	3.62	4,974,199	4.66	4,980,846	4.65
Agency CMBS	—	—	109,144	4.66	334,312	4.56	3,115,518	4.80	3,558,974	4.78
CMBS	—	—	16,988	5.80	—	—	774,942	5.97	791,930	5.97
Corporate debt	—	—	199,979	5.17	214,695	3.39	20,809	2.94	435,483	4.18
Private label MBS	—	—	—	—	—	—	42,571	4.01	42,571	4.01
Other	—	—	5,000	3.80	4,868	2.69	—	—	9,868	3.25
Total available-for-sale	$884	2.98%	$334,324	4.98%	$702,943	3.73%	$9,151,330	4.78%	$10,189,481	4.71%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$18,246	2.86%	$18,246	2.86%
Agency MBS	—	—	67	2.20	55,318	2.48	2,898,916	3.46	2,954,301	3.44
Agency CMBS	—	—	103,281	2.68	—	—	4,211,969	4.26	4,315,250	4.22
Municipal bonds and notes	2,902	2.81	56,846	2.80	230,803	2.93	549,215	3.30	839,766	2.81
CMBS	—	—	—	—	—	—	65,259	2.39	65,259	2.39
Total held-to-maturity	$2,902	2.81%	$160,194	2.72%	$286,121	2.84%	$7,743,605	3.87%	$8,192,822	3.81%
Total investment securities (2)	$3,786	2.85%	$494,518	4.25%	$989,064	3.47%	$16,894,935	4.36%	$18,382,303	4.31%
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

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company’s loans and leases:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$18,724,821	34.9%	$18,037,942	34.4%
Asset-based	1,350,006	2.5	1,404,007	2.7
Commercial real estate	14,539,706	27.1	14,492,436	27.6
Multi-family	6,819,069	12.7	6,898,600	13.1
Equipment financing	1,218,276	2.3	1,235,016	2.3
Residential	9,332,413	17.4	8,853,669	16.9
Home equity	1,385,746	2.6	1,427,692	2.7
Other consumer	301,922	0.5	155,806	0.3
Total loans and leases (1)	$53,671,959	100.0%	$52,505,168	100.0%
(1)The amortized cost balances at June 30, 2025, and December 31, 2024, exclude the ACL recorded on loans and leases of $722.0 million and $689.6 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	June 30, 2025
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$237,022	$1,025,386	$2,707,385	$1,393,730	$5,363,523
Asset-based	115,597	386,223	—	—	501,820
Commercial real estate	982,685	1,986,099	644,102	121,233	3,734,119
Multi-family	530,664	3,482,375	670,478	86,296	4,769,813
Equipment financing	97,225	810,999	310,052	—	1,218,276
Residential	2,101	32,562	371,244	5,766,694	6,172,601
Home equity	2,997	20,541	153,965	219,446	396,949
Other consumer	11,388	222,702	38,467	32	272,589
Total fixed rate loans and leases	$1,979,679	$7,966,887	$4,895,693	$7,587,431	$22,429,690
Variable rate:
Commercial non-mortgage	$3,475,338	$7,914,313	$1,902,164	$69,483	$13,361,298
Asset-based	451,460	396,726	—	—	848,186
Commercial real estate	2,405,872	5,531,089	2,302,352	566,274	10,805,587
Multi-family	413,392	992,784	630,067	13,013	2,049,256
Residential	500	7,310	234,108	2,917,894	3,159,812
Home equity	1,931	3,409	92,434	891,023	988,797
Other consumer	5,157	22,503	1,673	—	29,333
Total variable rate loans and leases (1)	$6,753,650	$14,868,134	$5,162,798	$4,457,687	$31,242,269
Total loans and leases (2)	$8,733,329	$22,835,021	$10,058,491	$12,045,118	$53,671,959
(1)The Company has a back-to-back swap program, whereby it enters into an interest rate swap with qualified customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty, to hedge interest rate risk. At
June 30, 2025, there were 879 customer interest rate swap arrangements with a total notional amount of $7.4 billion to convert floating-rate loan payments to fixed-rate loan payments, and 46 customer interest rate cap arrangements with a total notional amount of $1.5 billion limiting how high interest rates can rise on variable-rate loans in a rising interest rate environment.
(2)Amounts due exclude total accrued interest receivable of $268.8 million.
Portfolio Concentrations
The Company actively monitors and manages concentrations of credit risk pertaining to specific industries, geographies, property types, and other characteristics that may exist in its loan and lease portfolio. At June 30, 2025, and December 31, 2024, commercial non-mortgage, commercial real estate, and multi-family loans comprised 74.7% and 75.1%, respectively, of the Company’s loan and lease portfolio, with a large portion of the borrowers or properties associated with these loans geographically concentrated in New York City and the proximate areas.

The following table summarizes the percentage composition of commercial non-mortgage loans by industry, as determined using NAICS codes, which are used by the Company to categorize loans based on the borrower’s type of business:

Industry:	June 30, 2025	December 31, 2024
Finance	27.4%	25.7%
Services	16.4	16.1
Public Administration	16.2	15.8
Communications	7.6	7.7
Manufacturing	6.5	6.4
Real Estate	5.5	5.0
Retail & Wholesale	4.3	4.6
Healthcare	4.0	4.6
Transportation & Public Utilities	3.3	3.0
Construction	2.3	2.3
Other	6.5	8.8
Total Commercial non-mortgage	100.0%	100.0%
As illustrated above, concentrations are generally consistent from period to period. Any change in composition is consistent with the Company’s portfolio growth strategy.
The following tables summarize the percentage composition of commercial real estate and multi-family loans by both geography and property type, and whether the properties are owner occupied or non-owner occupied:

	June 30, 2025			December 31, 2024
Geography:	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
New York City	2.9%	31.6%	34.5%	2.9%	32.6%	35.5%
Other New York Counties	2.9	11.1	14.0	2.6	11.7	14.3
Connecticut	2.4	6.4	8.8	2.4	6.3	8.7
New Jersey	1.0	6.6	7.6	1.6	6.9	8.5
Massachusetts	1.4	5.2	6.6	1.4	4.9	6.3
Southeast	0.9	11.0	11.9	1.0	10.2	11.2
Other	1.2	15.4	16.6	1.4	14.1	15.5
Total Commercial real estate & Multi-family	12.7%	87.3%	100.0%	13.3%	86.7%	100.0%

	June 30, 2025			December 31, 2024
Property Type:	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
Multi-family	0.4%	35.4%	35.8%	0.4%	34.3%	34.7%
Industrial & Warehouse	3.0	15.6	18.6	3.1	14.6	17.7
Retail	0.5	8.8	9.3	0.5	8.1	8.6
Construction	0.1	5.8	5.9	0.1	7.7	7.8
Healthcare & Senior Living	3.6	1.5	5.1	4.3	1.9	6.2
Medical Office	0.2	4.5	4.7	0.1	4.2	4.3
Traditional Office	—	3.7	3.7	—	3.8	3.8
Hotel	—	2.1	2.1	—	2.1	2.1
Other	4.9	9.9	14.8	4.8	10.0	14.8
Total Commercial real estate & Multi-family	12.7%	87.3%	100.0%	13.3%	86.7%	100.0%
The weighted-average LTV ratio for non-owner occupied commercial real estate and multi-family loans at June 30, 2025, and December 31, 2024, was 56% and 57%, respectively. The Company calculates its LTV ratios primarily using appraisals at origination unless a full appraisal is subsequently required based on deal-specific events.
Given the foundational change in office demand driven by the acceptance of remote work options, the commercial real estate market has continued to experience an increase in office property vacancies. As such, commercial real estate performance across the United States related to the traditional office sector continues to be an area of uncertainty. At June 30, 2025, the outstanding principal balance of traditional office commercial real estate loans was approximately $0.8 billion, which had reserves of $43.8 million established against it. While the Company does anticipate ongoing change in the traditional office sector, management believes that its reserve levels reflect the expected credit losses in the portfolio.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $32.4 million, or 4.7%, from $689.6 million at December 31, 2024, to $722.0 million at June 30, 2025, primarily due to additional reserves resulting from uncertainty in the current macroeconomic environment and organic loan growth, partially offset by net charge-offs and improvements in risk rating migration.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$299,745	41.5%	$270,613	39.2%
Asset-based	23,840	3.3	30,049	4.4
Commercial real estate	250,810	34.7	245,124	35.5
Multi-family	66,195	9.2	70,998	10.3
Equipment financing	17,953	2.5	19,087	2.8
Residential	31,920	4.4	27,354	4.0
Home equity	20,202	2.8	19,625	2.8
Other consumer	11,381	1.6	6,716	1.0
Total ACL on loans and leases	$722,046	100.0%	$689,566	100.0%
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
The Company’s models incorporate a single economic forecast scenario and macroeconomic assumptions over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes that each portfolio will revert to its long-term loss rate expectation. The reasonable and supportable forecast period is two years, after which the reversion period is one year. Models use output reversion and revert to mean historical portfolio loss rates on a straight-line basis in the third year of the forecast.
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
During the first quarter of 2025, the Company incorporated a new economic uncertainty qualitative factor in its models to reflect the estimated impact from proposed tariffs, a heightened risk of recession/inflation, and the general economic uncertainty that has developed, which resulted in an increase to the collective ACL of $17.3 million from December 31, 2024, to June 30, 2025. The qualitative portion of the collective ACL accounted for approximately 37% and 39% of the total ACL on loans and leases at June 30, 2025, and December 31, 2024, respectively. Excluding the impact from the new economic uncertainty qualitative factor in the first quarter of 2025, the balance of qualitative reserves primarily relates to credit quality trends and credit concentration factors, which decreased in the second quarter of 2025 given improvements in commercial risk rating migration.

Individually Assessed Loans and Leases. If the risk characteristics of a loan or lease change such that it no longer matches the risk characteristics of the collectively assessed pool, it is removed from the population and individually assessed for credit losses. Generally, all non-accrual loans and loans with a charge-off are individually assessed. The measurement method used to calculate the expected credit loss on an individually assessed loan or lease depends on the type and whether the loan or lease is considered to be collateral dependent. Methods for collateral dependent commercial loans are either based on the fair value of the collateral less estimated costs to sell when the basis of repayment is the sale of collateral, or the present value of the expected cash flows from the operation of the collateral. For non-collateral dependent loans, either a discounted cash flow method or other loss factor method is used. Any individually assessed loan or lease for which no specific allowance is deemed necessary is either the result of sufficient cash flows or sufficient collateral coverage relative to the amortized cost of the asset.
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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Non-performing loans and leases (1) (2)	$534,522	$461,326
Total loans and leases	53,671,959	52,505,168
Non-performing loans and leases as a percentage of total loans and leases	1.00%	0.88%

Non-performing loans and leases (1) (2)	$534,522	$461,326
Add: OREO and repossessed assets	2,528	425
Total non-performing assets (1)	$537,050	$461,751
Total loans and leases plus OREO and repossessed assets	$53,674,487	$52,505,593
Non-performing assets as a percentage of total loans and leases plus OREO and repossessed assets	1.00%	0.88%

Non-performing assets (1)	$537,050	$461,751
Total assets	81,914,270	79,025,073
Non-performing assets as a percentage of total assets	0.66%	0.58%

ACL on loans and leases	$722,046	$689,566
Non-performing loans and leases (1) (2)	534,522	461,326
ACL on loans and leases as a percentage of non-performing loans and leases	135.08%	149.47%

ACL on loans and leases	$722,046	$689,566
Total loans and leases	53,671,959	52,505,168
ACL on loans and leases as a percentage of total loans and leases	1.35%	1.31%

ACL on loans and leases	$722,046	$689,566
Net charge-offs (annualized)	182,716	166,914
Ratio of ACL on loans and leases to net charge-offs (annualized)	3.95x	4.13x
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)The change from December 31, 2024, to June 30, 2025, is primarily due to an increase in non-performing commercial real estate and asset-based loans, partially offset by a decrease in non-performing commercial non-mortgage loans.

The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	Three months ended June 30,
	2025			2024
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$12,632	$18,489,292	0.27%	$12,317	$16,730,025	0.29%
Asset-based	5,819	1,360,288	1.71	5,048	1,473,175	1.37
Commercial real estate	16,493	14,438,078	0.46	9,428	14,101,877	0.27
Multi-family	72	6,864,083	—	6,217	8,084,689	0.31
Equipment financing	1,526	1,214,142	0.50	(14)	1,265,629	—
Residential	(807)	9,228,988	(0.03)	(270)	8,252,397	(0.01)
Home equity	(503)	1,391,259	(0.14)	(643)	1,473,624	(0.17)
Other consumer	1,169	291,767	1.60	1,045	53,383	7.83
Total	$36,401	$53,277,897	0.27%	$33,128	$51,434,799	0.26%

	Six months ended June 30,
	2025			2024
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$40,015	$18,223,296	0.44%	$43,650	$16,835,786	0.52%
Asset-based	15,587	1,384,597	2.25	5,048	1,498,395	0.67
Commercial real estate	33,724	14,438,104	0.47	11,540	13,910,579	0.17
Multi-family	247	6,881,952	0.01	7,345	7,884,586	0.19
Equipment financing	1,593	1,213,700	0.26	3,321	1,279,743	0.52
Residential	(840)	9,107,684	(0.02)	(342)	8,238,774	(0.01)
Home equity	(788)	1,400,813	(0.11)	(1,849)	1,486,576	(0.25)
Other consumer	1,820	274,966	1.32	1,904	52,169	7.30
Total	$91,358	$52,925,112	0.35%	$70,617	$51,186,608	0.28%
(1)Percentage represents annualized net charge-offs (recoveries) to average loans and leases within the comparable category.
Comparison to Prior Year Quarter
Net charge-offs increased $3.3 million, or 9.9%, to $36.4 million for the three months ended June 30, 2025, as compared to $33.1 million for the three months ended June 30, 2024, primarily due to increased net-charge offs in the commercial real estate and equipment financing categories, partially offset by decreased net charge-offs in the multi-family category.
Comparison to Prior Year to Date
Net charge-offs increased $20.8 million, or 29.4%, to $91.4 million for the six months ended June 30, 2025, as compared to $70.6 million for the six months ended June 30, 2024, primarily due to increased net charge-offs in the commercial real estate and asset-based categories, partially offset by decreased net charge-offs in the multi-family and commercial non-mortgage categories.

Liquidity and Capital Resources
The Company manages its cash flow requirements through proactive liquidity measures at both the Holding Company and the Bank. In order to maintain stable, cost-effective funding, and to promote overall balance sheet strength, the liquidity position of the Company is continuously monitored, and adjustments are made to balance sources and uses of funds, as appropriate. At June 30, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities.
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
There are certain restrictions on the Bank’s payment of dividends to the Holding Company, which can be found within
Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report, and under the section captioned “Supervision and Regulation” in Part I - Item 1. Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the three and six months ended June 30, 2025, the Bank paid $200.0 million and $300.0 million in dividends to the Holding Company, respectively. At June 30, 2025, there was $707.1 million of retained earnings available for the payment of dividends by the Bank to the Holding Company. On July 30, 2025, the Bank was approved to pay the Holding Company $200.0 million in dividends for the third quarter of 2025.
The quarterly cash dividend to common stockholders remained at $0.40 per common share for the three months ended
June 30, 2025. On July 30, 2025, it was announced that the Holding Company’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For the Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share, respectively, were declared. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Holding Company maintains a common stock repurchase program, which was approved by the Board of Directors, that permits management to repurchase shares of its common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. On April 30, 2025, the Board of Directors increased management’s authority to repurchase shares of Webster common stock under the repurchase program by $700.0 million. During the three and six months ended June 30, 2025, the Holding Company repurchased 1,520,514 and 5,089,968 shares, respectively, under the program at a weighted-average price of $51.70 and $51.00 per share, respectively, totaling $78.6 million and $259.6 million, respectively. At June 30, 2025, the Holding Company’s remaining repurchase authority was $668.4 million.
In addition, the Holding Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the three and six months ended June 30, 2025, the Holding Company repurchased 8,101 and 392,774 shares, respectively, at a weighted-average price of $50.41 and $56.50 per share, respectively, totaling $0.4 million and $22.2 million, respectively, for this purpose.
Webster Bank Liquidity. The Bank’s primary source of funding is its core deposits. Including time deposits, the Bank had a loan to total deposit ratio of 80.9% and 81.1% at June 30, 2025, and December 31, 2024, respectively.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At June 30, 2025, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.

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
The following table presents the minimum ratios required as of June 30, 2025, and December 31, 2024:

	Adequately Capitalized	Well Capitalized
CET1 Risk-Based Capital	4.5%	6.5%
Tier 1 Risk-Based Capital	6.0	8.0
Total Risk-Based Capital	8.0	10.0
Tier 1 Leverage Capital	4.0	5.0
At June 30, 2025, and December 31, 2024, both the Company and the Bank were classified as “well-capitalized.” Management believes that no events or changes have occurred subsequent to quarter-end and through the date of this Quarterly Report on Form 10-Q that would change this designation.
The Company’s and the Bank’s capital ratios, which exceeded minimum regulatory requirements, were as follows:

	June 30, 2025		December 31, 2024 (1)
(Dollars in thousands)	Capital/Assets	Ratio	Capital/Assets	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,406,260	11.35%	$6,318,876	11.54%
Tier 1 Risk-Based Capital	6,690,239	11.86	6,602,855	12.06%
Total Risk-Based Capital	7,927,728	14.05	7,800,717	14.24%
Tier 1 Leverage Capital	6,690,239	8.57	6,602,855	8.70%
Risk-weighted assets	56,428,231		54,767,609
Webster Bank
CET1 Risk-Based Capital	$7,076,737	12.55%	$6,847,474	12.53%
Tier 1 Risk-Based Capital	7,076,737	12.55	6,847,474	12.53%
Total Risk-Based Capital	7,782,131	13.80	7,512,143	13.74%
Tier 1 Leverage Capital	7,076,737	9.08	6,847,474	9.04%
Risk-weighted assets	56,406,750		54,667,360
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
Total deposits were $66.3 billion and $64.8 billion at June 30, 2025, and December 31, 2024, respectively. The
$1.5 billion net increase in total deposits was primarily due to an increase in money markets, particularly from interSYNC, which contributed to $1.4 billion of the change. The Company also experienced increases across all other deposit categories except for brokered certificates of deposit, which decreased primarily due to a change in short-term funding mix.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended June 30,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,109,928	—%	$10,156,691	—%
Interest-bearing:
Checking	9,772,340	1.74	9,424,687	1.90
Health savings accounts	9,137,704	0.16	8,528,476	0.15
Money market	21,645,531	3.54	18,658,148	4.16
Savings	7,462,151	1.70	6,929,874	1.53
Certificates of deposit	6,061,399	3.43	5,908,811	4.48
Brokered certificates of deposit	1,774,379	4.38	2,108,412	5.39
Total interest-bearing	55,853,504	2.44	51,558,408	2.82
Total average deposits	$65,963,432	2.07%	$61,715,099	2.35%

	Six months ended June 30,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,196,846	—%	$10,369,552	—%
Interest-bearing:
Checking	9,741,252	1.72	9,339,970	1.85
Health savings accounts	9,222,141	0.16	8,567,058	0.15
Money market	21,381,682	3.53	18,380,405	4.16
Savings	7,284,366	1.65	6,813,823	1.42
Certificates of deposit	6,054,336	3.56	5,844,081	4.41
Brokered certificates of deposit	1,589,392	4.45	1,825,343	5.39
Total interest-bearing	55,273,169	2.43	50,770,680	2.76
Total average deposits	$65,470,015	2.05%	$61,140,232	2.29%
Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion and affiliate deposits. At June 30, 2025, and December 31, 2024, total uninsured deposits as per regulatory reporting requirements and reported on Schedule RC-O of the Bank’s Call Report were $21.9 billion and $22.6 billion, respectively.

The following table summarizes uninsured deposits information at June 30, 2025, after certain exclusions:

(In thousands)	June 30, 2025
Uninsured deposits, per regulatory reporting requirements	$21,863,549
Less: Affiliate deposits	(3,449,054)
Collateralized deposits	(4,428,242)
Uninsured deposits, after exclusions	$13,986,253

Immediately available liquidity (1)	$26,155,156
Uninsured deposits coverage	187.0%
(1)Reflects $7.6 billion and $16.1 billion of additional borrowing capacity from the FHLB and the FRB, respectively, and $2.5 billion of interest-bearing deposits held at FRB.
Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 21.1% of total deposits at June 30, 2025. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer-facing, and therefore are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Quarterly Report on Form 10-Q, the Company’s uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and collateralized deposits, is consistent with the percentage reported at June 30, 2025.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	June 30, 2025
Portion of U.S. time deposits in excess of insurance limit	$574,072
Time deposits otherwise uninsured with a maturity of:
3 months or less	$117,539
Over 3 months through 6 months	277,439
Over 6 months through 12 months	178,100
Over 12 months	994
Additional information regarding period-end deposit balances and rates can be found within Note 6: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. The Bank’s primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowings were $4.6 billion and $3.4 billion at June 30, 2025, and December 31, 2024, respectively, and represented 5.6% and 4.3% of total assets, respectively. The $1.2 billion net increase is primarily due to increases of $1.2 billion in FHLB advances and $28.6 million in securities sold under agreements to repurchase.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $372.8 million and $344.2 million at June 30, 2025, and December 31, 2024, respectively. The $28.6 million increase is primarily due to a change in short-term funding mix.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. There were no federal funds purchased at June 30, 2025 and December 31, 2024.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $3.3 billion and $2.1 billion at June 30, 2025, and December 31, 2024, respectively. The $1.2 billion increase is primarily due to a change in short-term funding mix.
Long-term debt consists of senior notes maturing in 2029, subordinated notes maturing in 2029 and 2030, and junior subordinated notes maturing in 2033. Long-term debt remained flat at $0.9 billion at June 30, 2025 and December 31, 2024, respectively.
The Bank had additional borrowing capacity from the FHLB of $7.6 billion and $8.7 billion at June 30, 2025, and December 31, 2024, respectively. The Bank also had additional borrowing capacity from the FRB of $16.1 billion and $13.3 billion at June 30, 2025, and December 31, 2024, respectively. Unencumbered investment securities of $1.5 billion at June 30, 2025 could have been used for collateral on borrowings or to increase borrowing capacity by either $1.0 billion with the FHLB or $1.1 billion with the FRB.

The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended June 30,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$111,005	0.78%	$120,082	0.12%
Federal funds purchased	—	—	78,242	5.45
FHLB advances	2,650,111	4.45	2,429,653	5.49
Long-term debt (1)	885,773	4.35	887,528	3.55
Total average borrowings	$3,646,889	4.31%	$3,515,505	4.82%

	Six months ended June 30,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$177,413	2.12%	$125,367	0.33%
Federal funds purchased	—	—	109,203	5.46
FHLB advances	2,382,692	4.46	2,559,642	5.49
Long-term debt (1)	886,003	4.35	920,520	3.60
Total average borrowings	$3,446,108	4.31%	$3,714,732	4.85%
(1)The average balance of long-term debt for the three and six months ended June 30, 2024, has been recast in connection with a change in presentation effective as of December 31, 2024. Additional information regarding this change in presentation can be found under the section captioned “Net Interest Income Analysis” contained elsewhere in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Additional information regarding period-end borrowings balances and rates can be found within Note 7: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of 11 district FHLBs, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for the Bank to maintain its membership and access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. The Bank held FHLB capital stock of $139.9 million and $91.7 million at June 30, 2025, and December 31, 2024, respectively. The most recent FHLB quarterly cash dividend was paid on August 4, 2025, in an amount equal to an annual yield of 7.38%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. The Bank held FRB capital stock of $230.4 million and $229.6 million at June 30, 2025, and December 31, 2024, respectively. The most recent FRB semi-annual cash dividend was paid on June 30, 2025, in an amount equal to an annual yield of 4.42%.

Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at June 30, 2025. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company’s current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Senior notes	$—	$—	$—	$—	$300,000	$—	$300,000
Subordinated notes	—	—	—	—	274,000	225,000	499,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	3,330,000	—	210	208	629	8,867	3,339,914
Securities sold under agreements to repurchase	372,806	—	—	—	—	—	372,806
Time deposits	5,946,812	1,876,195	38,286	20,127	17,969	20,496	7,919,885
Operating lease liabilities	16,414	38,768	34,695	32,534	28,426	87,446	238,283
Royalty liabilities	500	1,000	1,000	1,000	1,000	4,820	9,320
Total contractual obligations	$9,666,532	$1,915,963	$74,191	$53,869	$622,024	$423,949	$12,756,528
(1)Interest payments on borrowings and obligations arising from agreements to purchase goods or receive services have been excluded.
In addition, in the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $12.9 billion at June 30, 2025 does not necessarily reflect future cash payments.
The Company also enters into commitments to invest in venture capital and private equity funds and tax credit structures to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $815.7 million at June 30, 2025. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
In connection with the formation of the joint venture with Marathon Asset Management, the Company and Marathon Asset Management have agreed to collectively make a capital contribution to a certain investment fund formed in connection with the joint venture (the “Fund”) for an amount equal to the lesser of $20 million or 2% of total capital commitments from limited partners to the Fund. At its discretion, the Company may contribute amounts exceeding this commitment, up to BHC Act limitations (less than 25% of the Fund’s total equity interests and less than 5% of its voting equity interests). The Company is expected to make its contribution to the Fund approximately over the next 18 months.
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
At June 30, 2025, the Company’s Condensed Consolidated Balance Sheet reflects a liability for uncertain tax positions of $12.0 million and $6.5 million of accrued interest and penalties, respectively. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. At June 30, 2025, the Company’s remaining accrual for its estimated special assessment charge was $28.0 million, which is anticipated to be collected over the remainder of five quarterly assessment periods. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose shortfall special assessments if actual losses exceed the amounts collected. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.

In connection with the completion of a multi-family securitization during the third quarter of 2024, the Company assumed an obligation to reimburse, or guarantee, losses incurred by the multi-family securitization trusts of up to 12% of the aggregate UPB of the loans at the time of sale. Essentially, this obligation represents a first credit loss enhancement provided by the Company. Based on the credit quality of the multi-family loans, among other factors, the Company estimated the amount of its reimbursement obligation to be $3.3 million at June 30, 2025. The Company has not yet been required to make any guarantee payments to Freddie Mac. However, in the event that value of the assets in the multi-family securitization trusts significantly declined, the Company’s maximum exposure to loss could be $36.4 million.
Additional information regarding credit-related financial instruments and the FDIC special assessment, and alternative investments and the joint venture with Marathon Asset Management, can be found within Note 17: Commitments and Contingencies and Note 11: Variable Interest Entities, respectively, in the Notes to the Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report. Additional information regarding defined benefit pension and other postretirement benefit plans, income taxes, and the multifamily securitization can be found within Note 19: Retirement Benefit Plans, Note 9: Income Taxes, and Note 5: Transfers and Servicing of Financial Assets, respectively, in the Notes to the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Information regarding the key model assumptions and methods used to calculate the Company’s earnings at risk and equity at risk, along with other information regarding the Company’s asset/liability management process overall, can be found under the section captioned “Asset/Liability Management and Market Risk” contained in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes to management’s asset/liability management process during the six months ended June 30, 2025, that had a material impact on its measurement of interest rate risk.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company’s net interest income over a 12-month period starting at June 30, 2025, and December 31, 2024, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
June 30, 2025	(0.8)%	(0.2)%	0.2%	0.1%	(0.1)%	(0.3)%
December 31, 2024	(1.6)%	(0.6)%	—%	0.4%	0.6%	0.8%
Asset sensitivity in terms of net interest income decreased from December 31, 2024, to June 30, 2025, primarily due to changes in the overall balance sheet composition, which included a $1.4 billion increase in interSYNC floating-rate money market deposits and a $1.2 billion increase in floating-rate loans and leases.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company’s net interest income over a 12-month period starting at June 30, 2025, and December 31, 2024:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2025	2.0%	1.0%	(0.6)%	(1.4)%	(2.2)%	(1.0)%	1.0%	1.9%
December 31, 2024	2.1%	1.0%	(0.7)%	(1.6)%	(2.2)%	(1.0)%	1.0%	1.9%
Sensitivity to the both the short end and long end of the yield curve for net interest income remained stable from December 31, 2024, to June 30, 2025.

The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at June 30, 2025, and December 31, 2024:

(Dollars in thousands)	Estimated Economic Value	Estimated Economic Value Change
		-100bp	+100bp
June 30, 2025
Assets	$77,211,510	$2,184,912	$(2,297,835)
Liabilities	64,802,909	2,023,093	(1,827,303)
Net	$12,408,601	$161,819	$(470,532)
Net change as % base net economic value		1.3%	(3.8)%

December 31, 2024
Assets	$73,921,262	$2,180,555	$(2,223,719)
Liabilities	60,952,551	2,089,770	(1,813,843)
Net	$12,968,711	$90,785	$(409,876)
Net change as % base net economic value		0.7%	(3.2)%
Changes in economic value can best be described through duration, which is a measure of the price sensitivity of financial assets and financial liabilities due to changes in interest rates. Overall, the longer the duration, the greater the price sensitivity due to changes in interest rates.
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched and, therefore, would exhibit no change in estimated economic value for changes in interest rates. At June 30, 2025, and December 31, 2024, the Company’s duration gap was zero.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company’s interest rate risk position at June 30, 2025, represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.

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

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(In thousands, except par value and share data)	(Unaudited)
Assets:
Cash and due from banks	$425,349	$388,060
Interest-bearing deposits	2,568,570	1,686,374
Investment securities available-for-sale, at fair value (1)	9,620,354	9,006,600
Investment securities held-to-maturity, net of allowance for credit losses of $102 and $171 (2)	8,192,720	8,444,191
Loans held for sale (3)	278,409	27,634
Loans and leases	53,671,959	52,505,168
Allowance for credit losses on loans and leases	(722,046)	(689,566)
Loans and leases, net	52,949,913	51,815,602
Federal Home Loan Bank and Federal Reserve Bank stock	370,272	321,343
Deferred tax assets, net	252,442	316,856
Premises and equipment, net	422,774	406,963
Goodwill	2,868,068	2,868,068
Other intangible assets, net	315,971	334,301
Cash surrender value of life insurance policies	1,262,311	1,251,622
Accrued interest receivable and other assets	2,387,117	2,157,459
Total assets	$81,914,270	$79,025,073
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$10,345,761	$10,316,501
Interest-bearing	55,968,664	54,436,579
Total deposits	66,314,425	64,753,080
Securities sold under agreements to repurchase and federal funds purchased	372,806	344,168
Federal Home Loan Bank advances	3,339,914	2,110,108
Long-term debt	905,634	909,185
Accrued expenses and other liabilities	1,643,874	1,775,318
Total liabilities	72,576,653	69,891,859
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares; Outstanding—167,083,263 and 171,391,125 shares	1,828	1,828
Paid-in capital	6,155,132	6,181,475
Retained earnings	4,100,350	3,759,158
Treasury stock, at cost—15,694,782 and 11,386,920 shares	(765,410)	(536,843)
Accumulated other comprehensive (loss), net of tax	(438,262)	(556,383)
Total stockholders’ equity	9,337,617	9,133,214
Total liabilities and stockholders’ equity	$81,914,270	$79,025,073
(1)Investment securities available-for-sale had an amortized cost basis of $10,189,481 at June 30, 2025, and $9,720,415 at December 31, 2024.
(2)Investment securities held-to-maturity had a fair value of $7,291,244 at June 30, 2025, and $7,453,123 and at December 31, 2024.
(3)Total loans held for sale includes residential mortgage loans valued under the fair value option of $75 at June 30, 2025, and $297 at December 31, 2024.
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest Income:
Interest and fees on loans and leases	$775,203	$798,097	$1,530,320	$1,590,142
Taxable interest on investment securities	190,600	150,588	377,715	285,659
Non-taxable interest on investment securities	7,166	10,239	14,520	22,753
Loans held for sale	7	5,593	22	5,675
Other interest and dividends	27,611	11,769	51,497	23,907
Total interest income	1,000,587	976,286	1,974,074	1,928,136
Interest Expense:
Deposits	339,738	361,263	666,121	697,234
Securities sold under agreements to repurchase and federal funds purchased	218	1,114	1,894	3,222
Federal Home Loan Bank advances	29,825	33,727	53,414	71,094
Long-term debt	9,624	7,885	19,271	16,550
Total interest expense	379,405	403,989	740,700	788,100
Net interest income	621,182	572,297	1,233,374	1,140,036
Provision for credit losses	46,500	59,000	124,000	104,500
Net interest income after provision for credit losses	574,682	513,297	1,109,374	1,035,536
Non-interest Income:
Deposit service fees	40,934	41,027	79,829	83,616
Loan and lease related fees	17,657	19,334	35,278	39,101
Wealth and investment services	7,779	8,556	15,568	16,480
Cash surrender value of life insurance policies	9,172	6,359	17,164	12,305
Gain (loss) on sale of investment securities, net	—	(49,915)	220	(59,741)
Other income	19,115	16,937	39,204	49,890
Total non-interest income	94,657	42,298	187,263	141,651
Non-interest Expense:
Compensation and benefits	199,930	186,850	398,575	375,390
Occupancy	19,337	15,103	39,054	34,542
Technology and equipment	45,932	45,303	93,651	91,139
Intangible assets amortization	9,093	8,716	18,330	17,910
Marketing	5,171	4,107	9,198	8,388
Professional and outside services	18,394	14,066	35,620	27,047
Deposit insurance	15,061	15,065	31,406	39,288
Other expense	32,796	36,811	63,524	68,240
Total non-interest expense	345,714	326,021	689,358	661,944
Income before income taxes	323,625	229,574	607,279	515,243
Income tax expense	64,777	47,941	121,514	117,287
Net income	258,848	181,633	485,765	397,956
Preferred stock dividends	4,162	4,162	8,325	8,325
Income allocated to participating securities	2,991	1,977	5,361	4,090
Net income applicable to common stockholders	$251,695	$175,494	$472,079	$385,541

Earnings per common share:
Basic	$1.52	$1.03	$2.82	$2.27
Diluted	1.52	1.03	2.81	2.26
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Net income	$258,848	$181,633	$485,765	$397,956
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale	8,858	(9,809)	105,439	(46,080)
Derivative financial instruments	2,004	(1,610)	12,128	(31,599)
Defined benefit pension and other postretirement benefit plans	277	(379)	554	351
Other comprehensive income (loss), net of tax	11,139	(11,798)	118,121	(77,328)
Comprehensive income	$269,987	$169,835	$603,886	$320,628
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three months ended June 30, 2025
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at March 31, 2025	$283,979	$1,828	$6,140,885	$3,913,169	$(686,306)	$(449,401)	$9,204,154
Net income	—	—	—	258,848	—	—	258,848
Other comprehensive income, net of tax	—	—	—	—	—	11,139	11,139
Common stock dividends and equivalents—$0.40 per share	—	—	—	(67,505)	—	—	(67,505)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,193)	—	—	(2,193)
Stock-based compensation	—	—	14,247	—	874	—	15,121
Common shares acquired from stock compensation plan activity	—	—	—	—	(408)	—	(408)
Common stock repurchase program	—	—	—	—	(79,570)	—	(79,570)
Balance at June 30, 2025	$283,979	$1,828	$6,155,132	$4,100,350	$(765,410)	$(438,262)	$9,337,617

	Three months ended June 30, 2024
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at March 31, 2024	$283,979	$1,828	$6,138,935	$3,425,701	$(486,844)	$(616,101)	$8,747,498
Net income	—	—	—	181,633	—	—	181,633
Other comprehensive (loss), net of tax	—	—	—	—	—	(11,798)	(11,798)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(68,821)	—	—	(68,821)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,193)	—	—	(2,193)
Stock-based compensation	—	—	14,351	—	(918)	—	13,433
Common shares acquired from stock compensation plan activity	—	—	—	—	(3,123)	—	(3,123)
Common stock repurchase program	—	—	—	—	(45,392)	—	(45,392)
Balance at June 30, 2024	$283,979	$1,828	$6,153,286	$3,534,351	$(536,277)	$(627,899)	$8,809,268

	Six months ended June 30, 2025
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2024	$283,979	$1,828	$6,181,475	$3,759,158	$(536,843)	$(556,383)	$9,133,214
Net income	—	—	—	485,765	—	—	485,765
Other comprehensive income, net of tax	—	—	—	—	—	118,121	118,121
Common stock dividends and equivalents—$0.80 per share	—	—	—	(136,248)	—	—	(136,248)
Series F preferred stock dividends—$656.25 per share	—	—	—	(3,938)	—	—	(3,938)
Series G preferred stock dividends—$32.50 per share	—	—	—	(4,387)	—	—	(4,387)
Stock-based compensation	—	—	(26,343)	—	55,475	—	29,132
Common shares acquired from stock compensation plan activity	—	—	—	—	(22,190)	—	(22,190)
Common stock repurchase program	—	—	—	—	(261,852)	—	(261,852)
Balance at June 30, 2025	$283,979	$1,828	$6,155,132	$4,100,350	$(765,410)	$(438,262)	$9,337,617

	Six months ended June 30, 2024
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Shareholders' Equity
Balance at December 31, 2023	$283,979	$1,828	$6,179,753	$3,282,530	$(507,523)	$(550,571)	$8,689,996
Net income	—	—	—	397,956	—	—	397,956
Other comprehensive (loss), net of tax	—	—	—	—	—	(77,328)	(77,328)
Common stock dividends and equivalents—$0.80 per share	—	—	—	(137,810)	—	—	(137,810)
Series F preferred stock dividends—$656.25 per share	—	—	—	(3,938)	—	—	(3,938)
Series G preferred stock dividends—$32.50 per share	—	—	—	(4,387)	—	—	(4,387)
Stock-based compensation	—	—	(26,467)	—	53,660	—	27,193
Common shares acquired from stock compensation plan activity	—	—	—	—	(16,619)	—	(16,619)
Common stock repurchase program	—	—	—	—	(65,795)	—	(65,795)
Balance at June 30, 2024	$283,979	$1,828	$6,153,286	$3,534,351	$(536,277)	$(627,899)	$8,809,268
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2025	2024
Operating Activities:
Net income	$485,765	$397,956
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	124,000	104,500
Deferred income tax expense	19,669	7,908
Stock-based compensation	29,132	27,193
Depreciation and amortization of property and equipment and intangible assets	36,327	36,510
Net (accretion) and amortization of interest-earning assets and borrowings	(80,485)	(32,845)
Amortization of low-income housing tax credit investments	66,672	42,249
Reduction of ROU lease assets	15,520	16,522
Net (gain) loss on sale of investment securities	(220)	59,741
Originations of loans held for sale	(4,781)	(31,259)
Proceeds from sale of loans held for sale	5,025	5,770
Net (gain) on sale of mortgage servicing rights	—	(11,655)
(Increase) in cash surrender value of life insurance policies	(17,164)	(12,305)
(Gain) from life insurance policies	(1,492)	(8,560)
(Gain) on sale of alternative investments	(5,748)	—
Other operating activities, net	(2,927)	(10,061)
Net (increase) decrease in derivative contract assets and liabilities	(147,889)	39,768
Net (increase) decrease in prepaid expenses and other assets	(76,566)	241,426
Net (decrease) in accrued expenses and other liabilities	(79,034)	(405,186)
Net cash provided by operating activities	365,804	467,672
Investing Activities:
Purchases of available-for-sale securities	(1,017,967)	(654,675)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	564,454	425,929
Proceeds from sale of available-for-sale securities	14,880	1,253,332
Purchases of held-to-maturity securities	—	(1,732,829)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	283,335	189,273
Net (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	(48,929)	(21,381)
Alternative investments (capital calls), net of returns of capital	(141,398)	(8,533)
Proceeds from sales of alternative investments	9,536	—
Net (increase) in loans	(1,561,321)	(1,223,546)
Proceeds from sale of loans not originated for sale	80,938	92,664
Proceeds from sale of mortgage servicing rights	—	18,310
Proceeds from sale of foreclosed properties and repossessed assets	261	1,490
Proceeds from sale of property and equipment	2,323	3,820
Purchases of property and equipment	(21,533)	(13,483)
Proceeds from life insurance policies	8,591	12,541
Net cash paid for acquisition of Ametros	—	(359,460)
Net cash (used for) investing activities	(1,826,830)	(2,016,548)

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2025	2024
Financing Activities:
Net increase in deposits	1,559,263	1,502,372
Net increase in Federal Home Loan Bank advances	1,229,806	449,825
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	28,638	(218,863)
Repayment of long-term debt	—	(132,550)
Payment of contingent consideration	(11,241)	(4,050)
Dividends paid to common stockholders	(135,839)	(137,654)
Dividends paid to preferred stockholders	(8,325)	(8,325)
Common stock repurchase program	(259,601)	(65,402)
Common shares acquired related to stock compensation plan activity	(22,190)	(16,619)
Net cash provided by financing activities	2,380,511	1,368,734
Net increase (decrease) in cash and cash equivalents	919,485	(180,142)
Cash and cash equivalents, beginning of period	2,074,434	1,715,795
Cash and cash equivalents, end of period	$2,993,919	$1,535,653
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1: Basis of Presentation and Accounting Standards Updates
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s financial condition, results of operations, and cash flows, for the three and six months ended June 30, 2025, as compared to 2024, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
Supplemental Cash Flow Information
The following table summarizes supplemental disclosures of cash flow information and non-cash investing and financing activities:

	Six months ended June 30,
(In thousands)	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$765,626	$811,338
Income taxes paid	53,100	84,450
Non-cash investing and financing activities:
Transfer of loans held for investment to foreclosed properties and repossessed assets	$3,967	$1,925
Transfer of returned finance lease equipment to assets held for sale	579	2,316
Transfer of loans held for investment to loans held for sale	317,172	333,483
ROU lease assets obtained in exchange for operating lease liabilities	28,437	8,259
Approved commitments to fund LIHTC investments	99,054	212,041
Acquisition of Ametros:
Tangible assets acquired	$—	$256,957
Goodwill and other intangible assets	—	417,085
Liabilities assumed (1)	—	299,507
Forgiveness of long-term debt	—	12,875
Pre-existing equity interest	—	2,200
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
The Company incurred $3.1 million of professional and outside services expenses related to the acquisition of Ametros during the first quarter of 2024. The revenue and earnings related to the Ametros business since the acquisition date are included in the Company’s Condensed Consolidated Statements of Income for both the three and six months ended June 30, 2025, and 2024, respectively, and were not material.

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
Joint Venture with Marathon Asset Management
On July 19, 2024, the Company, through its subsidiary, MW Advisor Holding, LLC, entered into an agreement with Marathon Asset Management and formed a private credit joint venture, which will deliver direct lending solutions for sponsor-backed middle market companies across the country.
On June 30, 2025, the Company identified the individual loans to comprise the seed portfolio to launch the joint venture’s operations. Accordingly, the $242.2 million of commercial non-mortgage loans identified, in aggregate, were reclassified and transferred from Loans and leases to Loans held for sale on the accompanying Condensed Consolidated Balance Sheets. The $1.3 million difference between the lower of the amortized cost basis of the loans and their fair value at the time of transfer was charged-off and recognized in the Provision for credit losses on the accompanying Condensed Consolidated Statements of Income. The seed portfolio loans are included in Commercial Banking for segment reporting purposes.
In July 2025, the Company sold a portion of the seed portfolio loans. The transfer met the requisite criteria to be accounted for as a sale in accordance with ASC 860, Transfers and Servicing. In connection with the sale, the Company derecognized $33.3 million from Loans held for sale and recognized an immaterial gain. The remainder of the seed portfolio loans are expected to be sold later in the third quarter of 2025.

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	June 30, 2025
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Government agency debentures	$222,808	$—	$(30,372)	$—	$192,436
Municipal bonds and notes	117,562	—	(13,754)	—	103,808
Agency CMO	29,439	—	(2,326)	—	27,113
Agency MBS	4,980,846	36,060	(185,301)	—	4,831,605
Agency CMBS	3,558,974	5,201	(339,977)	—	3,224,198
CMBS	791,930	1,054	(2,852)	—	790,132
Corporate debt	435,483	264	(31,507)	(867)	403,373
Private label MBS	42,571	—	(4,207)	—	38,364
Other	9,868	—	(543)	—	9,325
Total available-for-sale	$10,189,481	$42,579	$(610,839)	$(867)	$9,620,354

	December 31, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Government agency debentures	$222,767	$—	$(36,341)	$—	$186,426
Municipal bonds and notes	123,885	2	(13,011)	—	110,876
Agency CMO	32,193	—	(3,150)	—	29,043
Agency MBS	4,760,541	11,654	(252,410)	—	4,519,785
Agency CMBS	3,400,021	84	(365,713)	—	3,034,392
CMBS	630,985	411	(6,008)	—	625,388
Corporate debt	496,087	801	(43,755)	(867)	452,266
Private label MBS	44,081	—	(4,862)	—	39,219
Other	9,855	—	(650)	—	9,205
Total available-for-sale	$9,720,415	$12,952	$(725,900)	$(867)	$9,006,600
(1)Accrued interest receivable on available-for-sale securities of $36.8 million and $35.2 million at June 30, 2025, and December 31, 2024, respectively, is excluded from amortized cost and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	June 30, 2025
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$192,436	$(30,372)	15	$192,436	$(30,372)
Municipal bonds and notes	—	—	103,032	(13,754)	38	103,032	(13,754)
Agency CMO	—	—	27,113	(2,326)	28	27,113	(2,326)
Agency MBS	822,663	(5,939)	1,218,266	(179,362)	326	2,040,929	(185,301)
Agency CMBS	1,280,991	(27,776)	1,558,697	(312,201)	178	2,839,688	(339,977)
CMBS	213,594	(676)	252,181	(2,176)	32	465,775	(2,852)
Corporate debt	8,000	(1)	375,109	(31,506)	51	383,109	(31,507)
Private label MBS	—	—	38,364	(4,207)	3	38,364	(4,207)
Other	—	—	9,325	(543)	2	9,325	(543)
Total	$2,325,248	$(34,392)	$3,774,523	$(576,447)	673	$6,099,771	$(610,839)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$186,427	$(36,341)	15	$186,427	$(36,341)
Municipal bonds and notes	859	(1)	108,013	(13,010)	57	108,872	(13,011)
Agency CMO	—	—	29,043	(3,150)	28	29,043	(3,150)
Agency MBS	2,624,722	(31,539)	1,246,818	(220,871)	370	3,871,540	(252,410)
Agency CMBS	1,468,615	(32,528)	1,540,263	(333,185)	185	3,008,878	(365,713)
CMBS	—	—	457,423	(6,008)	32	457,423	(6,008)
Corporate debt	—	—	426,805	(43,755)	59	426,805	(43,755)
Private label MBS	—	—	39,219	(4,862)	3	39,219	(4,862)
Other	—	—	9,205	(650)	2	9,205	(650)
Total	$4,094,196	$(64,068)	$4,043,216	$(661,832)	751	$8,137,412	$(725,900)
The $115.1 million decrease in gross unrealized losses of available-for-sale securities from December 31, 2024, to
June 30, 2025, is primarily due to lower market interest rates. The Company assesses each available-for-sale security that is in an unrealized loss position on a quarterly basis to determine whether the decline in fair value below the amortized cost basis is a result of any credit related factors. At June 30, 2025 and December 31, 2024, the ACL on available-for-sale securities was $0.9 million, which related to a single Corporate debt security. Each of the Company’s other available-for-sale securities in an unrealized loss position at June 30, 2025 are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences.
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
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	June 30, 2025
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$884	$881
After 1 year through 5 years	334,324	328,656
After 5 through 10 years	702,943	660,919
After 10 years	9,151,330	8,629,898
Total available-for-sale	$10,189,481	$9,620,354
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
The following table summarizes information related to sales of available-for-sales securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Proceeds from sales	$—	$921,642	$14,880	$1,253,332

Gross realized gains	$—	$—	$332	$2,240
Gross realized losses (1)	—	(49,915)	(112)	(64,551)
(1)For the three months and six months ended June 30, 2024, $2.6 million of the gross losses realized on sale of available-for-sale securities was due to credit related factors and, therefore, was included in the Provision for credit losses on the accompanying Condensed Consolidated Statements of Income. There were no gross losses realized on sale of available-for-sale securities due to credit related factors for the three and six months ended June 30, 2025. The net amounts presented as a component of non-interest income for the three and six months ended June 30, 2025, and 2024, respectively, include the portion of any gross losses that were not due to credit related factors.

Other Information
The following table summarizes the carrying value of available-for-sale securities pledged for deposits, borrowings, and other purposes:

(In thousands)	June 30, 2025	December 31, 2024
Pledged for deposits	$1,797,620	$1,596,378
Pledged for borrowings and other	6,926,923	6,863,183
Total available-for-sale securities pledged	$8,724,543	$8,459,561
Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	June 30, 2025
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$18,246	$—	$(1,282)	$16,964	$—	$18,246
Agency MBS	2,954,301	11,389	(276,548)	2,689,142	—	2,954,301
Agency CMBS	4,315,250	149	(569,802)	3,745,597	—	4,315,250
Municipal bonds and notes	839,766	257	(63,392)	776,631	(102)	839,664
CMBS	65,259	—	(2,349)	62,910	—	65,259
Total held-to-maturity	$8,192,822	$11,795	$(913,373)	$7,291,244	$(102)	$8,192,720

	December 31, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$19,847	$—	$(1,671)	$18,176	$—	$19,847
Agency MBS	3,109,411	771	(333,039)	2,777,143	—	3,109,411
Agency CMBS	4,357,505	414	(613,914)	3,744,005	—	4,357,505
Municipal bonds and notes	891,909	317	(40,266)	851,960	(171)	891,738
CMBS	65,690	—	(3,851)	61,839	—	65,690
Total held-to-maturity	$8,444,362	$1,502	$(992,741)	$7,453,123	$(171)	$8,444,191
(1)Accrued interest receivable on held-to-maturity securities of $29.1 million and $30.5 million at June 30, 2025, and December 31, 2024, respectively, is excluded from amortized cost and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
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
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Balance, beginning of period	$109	$184	$171	$209
(Benefit) for credit losses	(7)	(2)	(69)	(27)
Balance, end of period	$102	$182	$102	$182
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	June 30, 2025
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$2,902	$2,903
After 1 year through 5 years	160,194	154,188
After 5 through 10 years	286,121	275,974
After 10 years	7,743,605	6,858,179
Total held-to-maturity	$8,192,822	$7,291,244
Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.

Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by S&P, Moody’s, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. At June 30, 2025, and December 31, 2024, there were no speculative grade held-to-maturity securities. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	June 30, 2025
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$18,246	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,954,301	—	—	—	—	—	—
Agency CMBS	—	4,315,250	—	—	—	—	—	—
Municipal bonds and notes	301,307	153,720	244,918	112,768	10,444	4,165	—	12,444
CMBS	65,259	—	—	—	—	—	—	—
Total held-to-maturity	$366,566	$7,441,517	$244,918	$112,768	$10,444	$4,165	$—	$12,444

	December 31, 2024
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$19,847	$—	$—	$—	$—	$—	$—
Agency MBS	—	3,109,411	—	—	—	—	—	—
Agency CMBS	—	4,357,505	—	—	—	—	—	—
Municipal bonds and notes	341,187	158,327	230,986	128,692	13,761	—	4,165	14,791
CMBS	65,690	—	—	—	—	—	—	—
Total held-to-maturity	$406,877	$7,645,090	$230,986	$128,692	$13,761	$—	$4,165	$14,791
At June 30, 2025, and December 31, 2024, there were no held-to-maturity securities past due under the terms of their agreements or in non-accrual status.
Other Information
The following table summarizes the carrying value of held-to-maturity securities pledged for deposits, borrowings, and other purposes:

(In thousands)	June 30, 2025	December 31, 2024
Pledged for deposits	$1,760,751	$1,978,445
Pledged for borrowings and other	6,039,173	6,258,828
Total held-to-maturity securities pledged	$7,799,924	$8,237,273

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	June 30, 2025	December 31, 2024
Commercial non-mortgage	$18,724,821	$18,037,942
Asset-based	1,350,006	1,404,007
Commercial real estate	14,539,706	14,492,436
Multi-family	6,819,069	6,898,600
Equipment financing	1,218,276	1,235,016
Commercial portfolio	42,651,878	42,068,001
Residential	9,332,413	8,853,669
Home equity	1,385,746	1,427,692
Other consumer	301,922	155,806
Consumer portfolio	11,020,081	10,437,167
Loans and leases	$53,671,959	$52,505,168
The carrying amount of loans and leases at June 30, 2025, and December 31, 2024, includes net unamortized
(discounts)/premiums and net unamortized deferred (fees)/costs, in aggregate, of $16.7 million and $(1.8) million, respectively. Accrued interest receivable of $268.8 million and $265.0 million at June 30, 2025, and December 31, 2024, respectively, is excluded from the carrying amount of loans and leases and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. At June 30, 2025, the Company had pledged $17.6 billion and $6.2 billion of eligible loans as collateral to support borrowing capacity at the FHLB and FRB, respectively.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	June 30, 2025
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$14,902	$580	$—	$216,003	$231,485	$18,493,336	$18,724,821
Asset-based	—	—	—	44,353	44,353	1,305,653	1,350,006
Commercial real estate	6,267	345	—	200,947	207,559	14,332,147	14,539,706
Multi-family	9,745	—	—	23,009	32,754	6,786,315	6,819,069
Equipment financing	683	231	—	14,989	15,903	1,202,373	1,218,276
Commercial portfolio	31,597	1,156	—	499,301	532,054	42,119,824	42,651,878
Residential	8,884	3,769	—	16,024	28,677	9,303,736	9,332,413
Home equity	6,077	2,339	—	18,421	26,837	1,358,909	1,385,746
Other consumer	743	387	—	409	1,539	300,383	301,922
Consumer portfolio	15,704	6,495	—	34,854	57,053	10,963,028	11,020,081
Total	$47,301	$7,651	$—	$534,155	$589,107	$53,082,852	$53,671,959

	December 31, 2024
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$3,949	$3,318	$—	$248,078	$255,345	$17,782,597	$18,037,942
Asset-based	—	21,997	—	20,787	42,784	1,361,223	1,404,007
Commercial real estate	22,115	558	—	120,151	142,824	14,349,612	14,492,436
Multi-family	2,508	26,377	—	18,043	46,928	6,851,672	6,898,600
Equipment financing	6,096	3,300	—	19,367	28,763	1,206,253	1,235,016
Commercial portfolio	34,668	55,550	—	426,426	516,644	41,551,357	42,068,001
Residential	9,595	4,604	—	12,750	26,949	8,826,720	8,853,669
Home equity	6,273	2,381	—	21,425	30,079	1,397,613	1,427,692
Other consumer	349	162	—	124	635	155,171	155,806
Consumer portfolio	16,217	7,147	—	34,299	57,663	10,379,504	10,437,167
Total	$50,885	$62,697	$—	$460,725	$574,307	$51,930,861	$52,505,168
(1)At December 31, 2024, there were $32.7 million of commercial loans that had reached their contractual maturity but were actively in the process of being refinanced with the Company. Due to the status of the refinancing, these commercial loans have been reported as current in the table above.

The following table provides additional information on non-accrual loans and leases:

	June 30, 2025		December 31, 2024
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$216,003	$42,997	$248,078	$50,943
Asset-based	44,353	18,262	20,787	1,080
Commercial real estate	200,947	37,160	120,151	26,666
Multi-family	23,009	22,877	18,043	17,953
Equipment financing	14,989	1,039	19,367	1,809
Commercial portfolio	499,301	122,335	426,426	98,451
Residential	16,024	7,223	12,750	6,923
Home equity	18,421	9,914	21,425	12,225
Other consumer	409	2	124	3
Consumer portfolio	34,854	17,139	34,299	19,151
Total	$534,155	$139,474	$460,725	$117,602
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	Three months ended June 30,
	2025			2024
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$649,450	$63,871	$713,321	$589,109	$52,333	$641,442
Provision (benefit)	45,635	(509)	45,126	65,607	(4,566)	61,041
Charge-offs	(39,792)	(1,446)	(41,238)	(33,356)	(1,418)	(34,774)
Recoveries	3,250	1,587	4,837	360	1,286	1,646
Balance, end of period	$658,543	$63,503	$722,046	$621,720	$47,635	$669,355

	Six months ended June 30,
	2025			2024
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$635,871	$53,695	$689,566	$577,663	$58,074	$635,737
Provision (benefit)	113,838	10,000	123,838	114,961	(10,726)	104,235
Charge-offs	(95,358)	(2,498)	(97,856)	(71,817)	(2,748)	(74,565)
Recoveries	4,192	2,306	6,498	913	3,035	3,948
Balance, end of period (1)	$658,543	$63,503	$722,046	$621,720	$47,635	$669,355
Individually evaluated for credit losses	95,323	811	96,134	66,943	649	67,592
Collectively evaluated for credit losses	$563,220	$62,692	$625,912	$554,777	$46,986	$601,763
(1)The $32.4 million increase in the ACL on loans and leases from December 31, 2024, to June 30, 2025, is primarily due to additional reserves resulting from uncertainty in the current macroeconomic environment and organic loan growth, partially offset by net charge-offs and improvements in risk rating migration.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. Concentrations of credit risk are controlled and monitored as part of the Company’s credit policies and procedures. The Company is a regional financial services holding company in the Northeast U.S. with a commercial concentration primarily in five geographic markets: New York City, Other New York Counties, Connecticut, New Jersey, and Massachusetts; and secondarily in the Southeast and Other states. At June 30, 2025, and December 31, 2024, the Company’s concentration of credit risk associated with commercial real estate and multi-family loans, in aggregate, represented 39.8% and 40.7% of total loans and leases, respectively. At June 30, 2025, and December 31, 2024, the Company’s concentration of credit risk associated with commercial non-mortgage loans represented 34.9% and 34.4% of total loans and leases, respectively.

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

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	June 30, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$1,426,513	$2,647,354	$1,654,046	$2,464,246	$1,161,443	$1,581,608	$6,721,873	$17,657,083
Special mention	—	36,433	59,114	126,804	91	—	34,158	256,600
Substandard	44,829	46,676	156,110	207,319	90,287	92,189	173,378	810,788
Doubtful	—	—	—	—	43	306	1	350
Total commercial non-mortgage	1,471,342	2,730,463	1,869,270	2,798,369	1,251,864	1,674,103	6,929,410	18,724,821
Current period gross write-offs	1,317	1,242	7,673	5,780	489	8,960	18,291	43,752
Asset-based:
Risk rating:
Pass	2,850	225	10,311	—	—	18,246	1,078,602	1,110,234
Special mention	1,562	—	—	—	—	4,818	40,524	46,904
Substandard	—	—	2,508	—	—	6	190,354	192,868
Total asset-based	4,412	225	12,819	—	—	23,070	1,309,480	1,350,006
Current period gross write-offs	—	—	—	—	—	—	15,975	15,975
Commercial real estate:
Risk rating:
Pass	1,260,773	1,991,259	2,114,596	2,801,954	1,277,393	3,970,260	209,486	13,625,721
Special mention	—	—	32,092	148,656	—	82,073	—	262,821
Substandard	—	3,301	134,861	64,746	82,636	364,408	1,212	651,164
Total commercial real estate	1,260,773	1,994,560	2,281,549	3,015,356	1,360,029	4,416,741	210,698	14,539,706
Current period gross write-offs	—	—	13,986	255	1,283	18,216	—	33,740
Multi-family:
Risk rating:
Pass	112,060	594,573	1,349,648	1,354,503	855,885	2,164,313	16,997	6,447,979
Special mention	153	—	—	114,867	22,725	105,713	—	243,458
Substandard	—	—	14,294	16,634	26,950	69,754	—	127,632
Total multi-family	112,213	594,573	1,363,942	1,486,004	905,560	2,339,780	16,997	6,819,069
Current period gross write-offs	—	—	—	—	—	247	—	247
Equipment financing:
Risk rating:
Pass	207,586	349,272	202,534	160,138	88,827	140,480	—	1,148,837
Special mention	—	—	4,711	13,511	464	1,350	—	20,036
Substandard	3,612	831	10,959	15,718	10,716	7,567	—	49,403
Total equipment financing	211,198	350,103	218,204	189,367	100,007	149,397	—	1,218,276
Current period gross write-offs	1,568	—	67	—	9	—	—	1,644
Total commercial portfolio	3,059,938	5,669,924	5,745,784	7,489,096	3,617,460	8,603,091	8,466,585	42,651,878
Current period gross write-offs	$2,885	$1,242	$21,726	$6,035	$1,781	$27,423	$34,266	$95,358

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$2,917,048	$1,916,905	$2,818,720	$1,100,575	$562,252	$1,211,312	$6,325,637	$16,852,449
Special mention	31,587	66,770	156,555	51,055	30,669	4,203	44,017	384,856
Substandard	56,307	125,735	237,362	92,134	16,466	63,998	208,608	800,610
Doubtful	—	—	—	1	—	25	1	27
Total commercial non-mortgage	3,004,942	2,109,410	3,212,637	1,243,765	609,387	1,279,538	6,578,263	18,037,942
Current period gross write-offs	—	11,894	45,308	10,668	3,842	3,385	15,169	90,266
Asset-based:
Risk rating:
Pass	1,250	11,684	—	—	—	20,255	1,132,901	1,166,090
Special mention	—	—	—	—	—	5,226	90,372	95,598
Substandard	—	2,562	—	—	—	1,239	138,518	142,319
Total asset-based	1,250	14,246	—	—	—	26,720	1,361,791	1,404,007
Current period gross write-offs	—	—	—	—	—	—	6,091	6,091
Commercial real estate:
Risk rating:
Pass	1,867,468	2,334,965	3,186,098	1,462,814	944,367	3,465,817	197,998	13,459,527
Special mention	—	12,809	175,252	37,307	37,469	64,483	—	327,320
Substandard	—	131,108	69,829	121,139	112,582	262,079	8,852	705,589
Total commercial real estate	1,867,468	2,478,882	3,431,179	1,621,260	1,094,418	3,792,379	206,850	14,492,436
Current period gross write-offs	—	854	1,244	1,579	15,477	22,674	—	41,828
Multi-family:
Risk rating:
Pass	582,363	1,394,855	1,314,395	862,273	245,802	2,179,207	16,991	6,595,886
Special mention	—	14,365	93,396	18,790	70,908	8,588	—	206,047
Substandard	—	—	16,761	27,102	26,720	26,084	—	96,667
Total multi-family	582,363	1,409,220	1,424,552	908,165	343,430	2,213,879	16,991	6,898,600
Current period gross write-offs	—	—	—	4,955	6,264	11,678	—	22,897
Equipment financing:
Risk rating:
Pass	382,783	242,440	207,081	126,399	83,838	124,910	—	1,167,451
Special mention	1,298	231	—	55	—	—	—	1,584
Substandard	572	16,228	18,341	16,970	5,514	8,356	—	65,981
Total equipment financing	384,653	258,899	225,422	143,424	89,352	133,266	—	1,235,016
Current period gross write-offs	—	5,146	1,705	52	—	3,475	—	10,378
Total commercial portfolio	5,840,676	6,270,657	8,293,790	3,916,614	2,136,587	7,445,782	8,163,895	42,068,001
Current period gross write-offs	$—	$17,894	$48,257	$17,254	$25,583	$41,212	$21,260	$171,460

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	June 30, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$191,796	$501,827	$298,943	$919,014	$1,087,229	$1,311,324	$—	$4,310,133
740-799	401,252	546,890	227,983	531,523	629,765	812,135	—	3,149,548
670-739	97,051	162,365	100,743	297,619	237,615	625,265	—	1,520,658
580-669	6,680	20,747	22,924	53,824	43,214	111,958	—	259,347
579 and below	—	915	3,393	15,653	22,914	49,852	—	92,727
Total residential	696,779	1,232,744	653,986	1,817,633	2,020,737	2,910,534	—	9,332,413
Current period gross write-offs	—	—	—	—	—	15	—	15
Home equity:
Risk rating:
800+	5,930	11,151	25,589	25,595	30,833	70,449	349,518	519,065
740-799	7,838	12,907	18,702	16,799	22,594	40,189	317,213	436,242
670-739	5,352	10,143	12,131	9,648	11,091	32,121	228,224	308,710
580-669	469	1,555	1,898	2,864	2,927	9,883	60,667	80,263
579 and below	152	215	1,457	2,319	573	4,908	31,842	41,466
Total home equity	19,741	35,971	59,777	57,225	68,018	157,550	987,464	1,385,746
Current period gross write-offs	—	50	—	—	—	29	161	240
Other consumer:
Risk rating:
800+	3,318	7,264	317	141	1,725	148	14,477	27,390
740-799	34,320	66,461	466	241	214	231	4,287	106,220
670-739	50,326	93,010	408	236	97	162	18,444	162,683
580-669	1,261	2,242	93	115	31	96	1,093	4,931
579 and below	2	55	77	46	28	36	454	698
Total other consumer	89,227	169,032	1,361	779	2,095	673	38,755	301,922
Current period gross write-offs	1,198	901	8	4	8	27	97	2,243
Total consumer portfolio	805,747	1,437,747	715,124	1,875,637	2,090,850	3,068,757	1,026,219	11,020,081
Current period gross write-offs	$1,198	$951	$8	$4	$8	$71	$258	$2,498

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$312,771	$299,006	$909,109	$1,097,807	$433,950	$956,478	$—	$4,009,121
740-799	649,118	258,699	567,545	656,599	235,749	623,989	—	2,991,699
670-739	172,886	123,354	317,373	271,247	80,318	550,252	—	1,515,430
580-669	16,643	13,382	55,507	35,292	16,738	109,240	—	246,802
579 and below	237	2,680	12,617	21,387	3,791	49,905	—	90,617
Total residential	1,151,655	697,121	1,862,151	2,082,332	770,546	2,289,864	—	8,853,669
Current period gross write-offs	—	—	—	—	—	147	—	147
Home equity:
Risk rating:
800+	12,313	25,226	23,512	32,695	22,705	53,844	365,741	536,036
740-799	12,238	21,831	20,718	23,517	10,861	33,703	330,691	453,559
670-739	11,416	14,298	12,732	13,074	6,242	28,638	224,449	310,849
580-669	1,755	2,570	1,685	2,172	754	9,471	67,745	86,152
579 and below	58	799	2,401	726	429	4,254	32,429	41,096
Total home equity	37,780	64,724	61,048	72,184	40,991	129,910	1,021,055	1,427,692
Current period gross write-offs	—	—	—	—	2	444	351	797
Other consumer:
Risk rating:
800+	4,920	312	218	1,765	50	284	31,549	39,098
740-799	45,001	721	301	165	124	266	3,550	50,128
670-739	57,952	432	372	313	220	188	3,349	62,826
580-669	1,417	116	105	69	25	81	1,150	2,963
579 and below	29	93	63	28	9	—	569	791
Total other consumer	109,319	1,674	1,059	2,340	428	819	40,167	155,806
Current period gross write-offs	3,467	17	34	20	113	193	222	4,066
Total consumer portfolio	1,298,754	763,519	1,924,258	2,156,856	811,965	2,420,593	1,061,222	10,437,167
Current period gross write-offs	$3,467	$17	$34	$20	$115	$784	$573	$5,010
Collateral Dependent Loans and Leases
A non-accrual loan or lease is considered collateral dependent when the borrower is experiencing financial difficulty and when repayment is substantially expected to be provided through the operation or sale of collateral. Commercial non-mortgage loans, asset-based loans, and equipment financing loans and leases are generally secured by machinery and equipment, inventory, receivables, or other non-real estate assets, whereas commercial real estate, multi-family, residential, and home equity loans are secured by real estate.
At June 30, 2025, and December 31, 2024, the carrying amount of collateral dependent loans was $244.8 million and $139.5 million, respectively, for commercial loans and leases, and $28.3 million and $29.1 million, respectively, for consumer loans. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At June 30, 2025, and December 31, 2024, the collateral value associated with collateral dependent loans and leases was $278.6 million and $200.1 million, respectively.
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
The following tables summarize the amortized cost basis at June 30, 2025, and 2024, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	Three months ended June 30, 2025
				Combination
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	Interest Rate Reduction & Payment Delay	Term Extension, Interest Rate Reduction, & Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$43,425	$13,161	$399	$51,313	$—	$77	$108,375	0.6%
Asset-based	—	11,487	—	—	—	—	—	11,487	0.9
Commercial real estate	—	18,978	—	—	—	—	—	18,978	0.1
Multi-family	1,981	6,340	—	—	—	13,241	—	21,562	0.3
Equipment financing	—	3,842	—	—	—	—	—	3,842	0.3
Home equity	—	—	—	26	—	—	—	26	—
Total (1)	$1,981	$84,072	$13,161	$425	$51,313	$13,241	$77	$164,270	0.3%

	Six months ended June 30, 2025
				Combination
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	Interest Rate Reduction & Payment Delay	Term Extension, Interest Rate Reduction, & Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$84,290	$13,161	$506	$51,313	$—	$77	$149,347	0.8%
Asset-based	—	11,487	—	—	—	—	—	11,487	0.9
Commercial real estate	—	39,607	512	—	—	—	—	40,119	0.3
Multi-family	1,981	8,034	—	—	—	13,241	—	23,256	0.3
Equipment financing	—	4,032	—	—	—	—	—	4,032	0.3
Residential	—	—	—	891	—	—	—	891	—
Home equity	—	—	—	66	—	—	—	66	—
Total (1)	$1,981	$147,450	$13,673	$1,463	$51,313	$13,241	$77	$229,198	0.4%

	Three months ended June 30, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$69,182	$61	$189	$69,432	0.4%
Asset-based	6,150	—	—	6,150	0.4
Commercial real estate	43,974	359	—	44,333	0.3
Home equity	45	—	56	101	—
Total (1)	$119,351	$420	$245	$120,016	0.2%

	Six months ended June 30, 2024
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$11	$86,150	$42,825	$1,267	$130,253	0.8%
Asset-based	—	7,817	—	—	7,817	0.5
Commercial real estate	—	44,474	359	—	44,833	0.3
Multi-family	—	9,481	—	—	9,481	0.1
Equipment financing	—	490	—	—	490	—
Residential	626	—	—	133	759	—
Home equity	—	45	—	121	166	—
Total (1)	$637	$148,457	$43,184	$1,521	$193,799	0.4%
(1)The total amortized cost excludes accrued interest receivable of $0.5 million and $0.3 million for the three months ended June 30, 2025, and 2024, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2025, and 2024, respectively.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three months ended June 30, 2025
Financial Effect (1)
Interest Rate Reduction:
Multi-family	Reduced weighted average interset rate by 2.0%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.4 years
Asset-based	Extended term by a weighted average of 1.0 year
Commercial real estate	Extended term by a weighted average of 0.4 years
Multi-family	Extended term by a weighted average of 3.0 years
Equipment financing	Extended term by a weighted average of 1.8 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 2.4 years
Combination - Term Extension & Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 0.3 years and provided payment deferrals for a weighted average of 0.5 years
Combination - Interest Rate Reduction & Payment Delay
Multi-family	Reduced weighted average interest rate by 2.0% and provided payment deferrals for a weighted average of 0.8 years

Six months ended June 30, 2025
Financial Effect (1)
Interest Rate Reduction:
Multi-family	Reduced weighted average interest rate by 2.0%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.3 years
Asset-based	Extended term by a weighted average of 1.0 year
Commercial real estate	Extended term by a weighted average of 0.7 years
Multi-family	Extended term by a weighted average of 2.5 years
Equipment financing	Extended term by a weighted average of 1.8 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 2.4 years
Combination - Term Extension & Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 0.3 years and provided payment deferrals for a weighted average of 0.5 years
Combination - Interest Rate Reduction & Payment Delay:
Multi-family	Reduced weighted average interest rate by 2.0% and provided payment deferrals for a weighted average of 0.8 years

Three months ended June 30, 2024
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.6 years
Asset-based	Extended term by a weighted average of 0.5 years
Commercial real estate	Extended term by a weighted average of 1.1 years

Six months ended June 30, 2024
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.6 years
Asset-based	Extended term by a weighted average of 0.5 years
Commercial real estate	Extended term by a weighted average of 1.1 years
Multi-family	Extended term by a weighted average of 1.4 years
Payment Delay:
Commercial non-mortgage	Provided partial payment deferrals for a weighted average of 0.5 years
(1)Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables summarize the aging of loans that had been modified in the 12 months preceding June 30, 2025 and June 30, 2024:

	June 30, 2025
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$77,346	$3,819	$—	$—	$144,026	$225,191
Asset-based	11,487	—	—	—	15,000	26,487
Commercial real estate	85,027	—	—	—	7,771	92,798
Multi-family	21,275	—	—	—	1,981	23,256
Equipment financing	4,032	—	99	—	—	4,131
Residential	776	—	—	—	998	1,774
Home equity	583	—	—	—	215	798
Total	$200,526	$3,819	$99	$—	$169,991	$374,435

	June 30, 2024
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$53,156	$1,375	$—	$—	$120,775	$175,306
Asset-based	12,817	—	—	—	—	12,817
Commercial real estate	38,327	—	—	—	23,613	61,940
Multi-family	—	—	—	—	9,481	9,481
Equipment financing	196	—	—	—	581	777
Residential	268	—	—	—	626	894
Home equity	350	—	—	—	120	470
Total	$105,114	$1,375	$—	$—	$155,196	$261,685
There were $15.0 million of asset-based loans that had been modified in the form of term extensions with borrowers experiencing financial difficulty in the 12 months preceding June 30, 2025, that had a payment default during the three and six months ended June 30, 2025.
Loans that had been modified with borrowers experiencing financial difficulty in the 12 months preceding June 30, 2024, that had a payment default during the three months ended June 30, 2024, were not significant. There were $17.8 million of commercial non-mortgage loans that had been modified in the form of term extensions with borrowers experiencing financial difficulty in the 12 months preceding June 30, 2024, that had a payment default during the six months ended June 30, 2024. These loans were re-modified again in the form of term extensions during the three months ended June 30, 2024.
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

Note 5: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	June 30, 2025	December 31, 2024
Balance, beginning of period	$2,868,068	$2,631,465
Ametros acquisition (1)	—	236,603
Balance, end of period	$2,868,068	$2,868,068
(1)Reflects the $228.2 million of goodwill recorded in connection with the Ametros acquisition in January 2024, and $8.4 million of other adjustments. The allocation of the purchase price and goodwill calculation for the Ametros acquisition was considered final as of December 31, 2024.
Information regarding goodwill by reportable segment can be found within Note 15: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	June 30, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$328,837	$87,585	$241,252	$328,837	$76,795	$252,042
Customer relationships	122,063	53,716	68,347	122,063	47,186	74,877
Non-competition agreement	4,000	2,000	2,000	4,000	1,600	2,400
Trade name	6,100	1,728	4,372	6,100	1,118	4,982
Total other intangible assets	$461,000	$145,029	$315,971	$461,000	$126,699	$334,301
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	June 30, 2025
Remainder of 2025	$17,721
2026	34,083
2027	33,033
2028	30,162
2029	28,289
Thereafter	172,683

Note 6: Deposits
The following table summarizes deposits by type:

(In thousands)	June 30, 2025	December 31, 2024
Non-interest-bearing:
Demand	$10,345,761	$10,316,501
Interest-bearing:
Checking	9,933,392	9,834,790
Health savings accounts	9,064,935	8,951,031
Money market	21,679,493	20,433,250
Savings	7,370,959	6,982,554
Time deposits	7,919,885	8,234,954
Total interest-bearing	$55,968,664	$54,436,579
Total deposits	$66,314,425	$64,753,080

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$2,624,835	$3,181,298
Aggregate amount of time deposit accounts that exceeded the FDIC limit (2)	1,465,572	1,407,077
Deposit overdrafts reclassified as loan balances	5,064	7,146
(1)Excludes money market deposits received through interSYNC of $8.7 billion at June 30, 2025, and $7.3 billion at December 31, 2024.
(2)Excludes an aggregate amount of time deposit accounts that were at the FDIC limit of $19.3 million at June 30, 2025, and $16.8 million at December 31, 2024.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	June 30, 2025
Remainder of 2025	$5,946,812
2026	1,876,195
2027	38,286
2028	20,127
2029	17,969
Thereafter	20,496
Total time deposits	$7,919,885

Note 7: Borrowings
Securities Sold Under Agreements to Repurchase and Federal Funds Purchased
The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$372,806	3.66%	$344,168	2.98%
Securities sold under agreements to repurchase and federal funds purchased (2)	$372,806	3.66%	$344,168	2.98%
(1)Securities sold under agreements to repurchase have an original maturity date of one year or less for the periods presented.
(2)There were no outstanding federal funds purchased at June 30, 2025, and December 31, 2024.
The Company’s repurchase agreement counterparties are limited to primary dealers in government securities and commercial and municipal customers through the Corporate Treasury function. The Company has the right of offset with respect to repurchase agreement assets and liabilities with the same counterparty when master netting agreements are in place. Securities sold under agreements to repurchase are presented as gross transactions at June 30, 2025, and December 31, 2024, since only liabilities are outstanding. Agency MBS securities, which had an aggregate market value of $389.4 million and $358.4 million at June 30, 2025, and December 31, 2024, respectively, are pledged to secure repurchase agreements. These Agency MBS securities are subject to changes in market value and, therefore, the Company may increase or decrease the level of securities pledged as collateral based upon movements in market value.
The following tables represent the offsetting of repurchase agreements that are subject to master netting agreements:

	June 30, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

(In thousands)				Financial Instruments (1)	Cash Collateral Pledged	Net Amount
Repurchase agreements	$302,306	$—	$302,306	$302,306	$—	$—

	December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

(In thousands)				Financial Instruments (1)	Cash Collateral Pledged	Net Amount
Repurchase agreements	$209,961	$—	$209,961	$209,961	$—	$—
(1)Amounts disclosed are limited to the balance of securities sold under agreements to repurchase reported on the accompanying Condensed Consolidated Balance Sheets that are subject to master netting agreements and, accordingly, exclude excess collateral pledged. At June 30, 2025, and December 31, 2024, Agency MBS with a carrying amount of $315.1 million and $220.6 million, respectively, were pledged as collateral against such securities sold under agreements to repurchase, resulting in excess collateral positions of $12.8 million and $10.6 million, respectively.

FHLB Advances
The following table summarizes information for FHLB advances:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$3,330,000	4.49%	$2,100,000	4.50%
After 1 but within 2 years	—	—	—	—
After 2 but within 3 years	417	1.37	218	—
After 3 but within 4 years	—	—	215	2.75
After 4 but within 5 years	629	1.75	642	1.75
After 5 years	8,868	2.02	9,033	2.02
Total FHLB advances	$3,339,914	4.48%	$2,110,108	4.49%

Aggregate market value of assets pledged as collateral	$16,530,103		$16,581,133
Remaining borrowing capacity at FHLB	7,557,549		8,670,348
The Bank may borrow up to a discounted amount of eligible loans and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential, multi-family, and commercial real estate loans, home equity lines of credit, Agency MBS, and Agency CMO. The Bank was in compliance with its FHLB collateral requirements at June 30, 2025, and December 31, 2024.
Long-term Debt
The following table summarizes long-term debt:

(Dollars in thousands)		June 30, 2025	December 31, 2024
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	$320,074	$322,751
Subordinated floating-rate notes due December 30, 2029 (2)		274,000	274,000
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030	225,000	225,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (3)		77,320	77,320
Total senior and subordinated debt		896,394	899,071
Discount on senior fixed-rate notes		(373)	(423)
Debt issuance cost on senior fixed-rate notes		(1,003)	(1,137)
Premium on subordinated fixed-to-floating rate notes		10,616	11,674
Long-term debt (4)		$905,634	$909,185
(1)The Company de-designated its fair value hedging relationship on these senior fixed-rate notes in 2020. A basis adjustment of $20.1 million and $22.8 million at June 30, 2025, and December 31, 2024, respectively, is included in the carrying value and is being amortized over the remaining life of the senior fixed-rate notes.
(2)The interest rate on the 2029 subordinated floating-rate notes varies quarterly based on 3-month term SOFR plus 253 basis points, which yielded 6.82% at June 30, 2025, and 6.84% at December 31, 2024.
(3)The interest rate on the Webster Statutory Trust I floating-rate notes varies quarterly based on 3-month SOFR plus a credit spread adjustment plus a market spread of 2.95%, which yielded 7.52% at June 30, 2025, and 7.56% at December 31, 2024.
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

Note 8: Stockholders’ Equity
The following table summarizes the changes in shares of preferred and common stock issued and common stock held as treasury shares:

	Preferred Stock Series F Issued	Preferred Stock Series G Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at March 31, 2025	6,000	135,000	182,778,045	14,183,769	168,594,276
Stock compensation plan activity (1)	—	—	—	(9,501)	9,501
Common stock repurchase program	—	—	—	1,520,514	(1,520,514)
Balance at June 30, 2025	6,000	135,000	182,778,045	15,694,782	167,083,263

Balance at March 31, 2024	6,000	135,000	182,778,045	10,314,159	172,463,886
Stock compensation plan activity (1)	—	—	—	87,634	(87,634)
Common stock repurchase program	—	—	—	974,365	(974,365)
Balance at June 30, 2024	6,000	135,000	182,778,045	11,376,158	171,401,887

	Preferred Stock Series F Issued	Preferred Stock Series G Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2024	6,000	135,000	182,778,045	11,386,920	171,391,125
Stock compensation plan activity (1)	—	—	—	(782,106)	782,106
Common stock repurchase program	—	—	—	5,089,968	(5,089,968)
Balance at June 30, 2025	6,000	135,000	182,778,045	15,694,782	167,083,263

Balance at December 31, 2023	6,000	135,000	182,778,045	10,756,089	172,021,956
Stock compensation plan activity (1)	—	—	—	(788,357)	788,357
Common stock repurchase program	—	—	—	1,408,426	(1,408,426)
Balance at June 30, 2024	6,000	135,000	182,778,045	11,376,158	171,401,887
(1)Reflects (i) common shares issued from Treasury stock for time-based restricted stock award grants, net of forfeitures, and the vesting of performance-based restricted stock awards of 17,602 and (19,350), in aggregate, during the three months ended June 30 2025, and 2024, respectively, and 1,174,880 and 1,137,889, in aggregate, during the six months ended June 30, 2025, and 2024, respectively; less (ii) common shares acquired outside of the Company’s common stock repurchase program related to stock compensation plan activity of 8,101 and 68,284 during the three months ended June 30, 2025, and 2024, respectively, and 392,774 and 349,532 during the six months ended June 30, 2025, and 2024, respectively.
Common Stock Repurchase Program
The Company maintains a common stock repurchase program, which was approved by the Board of Directors on
October 24, 2017, that permits management to repurchase shares of Webster common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. On April 30, 2025, the Board of Directors increased the Company’s authority to repurchase shares of Webster common stock under the repurchase program by $700.0 million. During the three and six months ended June 30, 2025, the Company repurchased 1,520,514 and 5,089,968 shares, respectively, under the repurchase program at a weighted-average price of $51.70 and $51.00 per share, respectively, totaling $78.6 million and $259.6 million, respectively. At June 30, 2025, the Company’s remaining repurchase authority was $668.4 million.
Preferred Stock
Information regarding the Company’s preferred stock can be found within Note 12: Stockholders’ Equity in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 9: Accumulated Other Comprehensive (Loss), Net of Tax
The following tables summarize the change in each component of accumulated other comprehensive (loss), net of the related tax impact:

	Three months ended June 30, 2025				Six months ended June 30, 2025
(In thousands)	Investment Securities Available- for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Investment Securities Available-for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(423,737)	$524	$(26,188)	$(449,401)	$(520,318)	$(9,600)	$(26,465)	$(556,383)
Other comprehensive income before reclassifications	8,858	44	—	8,902	105,824	7,796	—	113,620
Amounts reclassified from accumulated other comprehensive (loss) income	—	1,960	277	2,237	(385)	4,332	554	4,501
Other comprehensive income, net of tax	8,858	2,004	277	11,139	105,439	12,128	554	118,121
Balance, end of period	$(414,879)	$2,528	$(25,911)	$(438,262)	$(414,879)	$2,528	$(25,911)	$(438,262)

	Three months ended June 30, 2024				Six months ended June 30, 2024
(In thousands)	Investment Securities Available- for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Investment Securities Available-for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(553,721)	$(32,858)	$(29,522)	$(616,101)	$(517,450)	$(2,869)	$(30,252)	$(550,571)
Other comprehensive (loss) before reclassifications	(43,970)	(10,243)	(858)	(55,071)	(86,560)	(48,181)	(607)	(135,348)
Amounts reclassified from accumulated other comprehensive (loss)	34,161	8,633	479	43,273	40,480	16,582	958	58,020
Other comprehensive (loss) income, net of tax	(9,809)	(1,610)	(379)	(11,798)	(46,080)	(31,599)	351	(77,328)
Balance, end of period	$(563,530)	$(34,468)	$(29,901)	$(627,899)	$(563,530)	$(34,468)	$(29,901)	$(627,899)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss):

Accumulated Other Comprehensive (Loss) Components	Three months ended		Six months ended		Associated Line Item on the Condensed Consolidated Statements of Income
	June 30,		June 30,
	2025	2024	2025	2024
(In thousands)
Investment securities available-for-sale:
Net unrealized gains (losses) (1)	$—	$(46,496)	$528	$(55,183)	Non-interest income (2)
Tax benefit	—	12,335	(143)	14,703	Income tax expense
Net of tax	$—	$(34,161)	$385	$(40,480)
Derivative financial instruments:
Interest payments (3)	$(2,689)	$(11,630)	$(5,944)	$(22,122)	Interest and fees on loans and leases
Hedge terminations	—	—	—	(34)	Long-term debt interest expense
Premium amortization	—	(217)	—	(489)	Interest and fees on loans and leases
Tax benefit	729	3,214	1,612	6,063	Income tax expense
Net of tax	$(1,960)	$(8,633)	$(4,332)	$(16,582)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(380)	$(658)	$(760)	$(1,315)	Other expense
Tax benefit	103	179	206	357	Income tax expense
Net of tax	$(277)	$(479)	$(554)	$(958)
(1)Reclassification adjustments for net unrealized gains (losses) on investment securities available-for-sale that were sold during the reporting period are determined by reference to the unrealized gain or loss reported in the previous reporting period.
(2)Gains and losses realized on sale of investment securities available-for-sale are generally included as a component of non-interest income on the accompanying Condensed Consolidated Statements of Income unless any portion or all of the loss is due to credit related factors, in which the amount is then included in the Provision for credit losses. Additional information regarding the presentation of gains and losses realized on sale of investment securities available-for-sale for the three and six months ended June 30, 2025, and 2024, respectively, can be found within Note 3: Investment Securities.
(3)Over the next 12 months, an estimated $0.3 million related to cash flow hedge gain or loss will be reclassified from AOCL, decreasing Interest and fees on loans and leases as hedge interest payments are made.

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
At June 30, 2025, and December 31, 2024, both the Company and the Bank were classified as “well-capitalized.”
The following tables provides information on the capital ratios for the Company and the Bank:

	June 30, 2025
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,406,260	11.35%	$2,539,270	4.5%	$3,667,835	6.5%
Tier 1 Risk-Based Capital	6,690,239	11.86	3,385,694	6.0	4,514,258	8.0
Total Risk-Based Capital	7,927,728	14.05	4,514,258	8.0	5,642,823	10.0
Tier 1 Leverage Capital	6,690,239	8.57	3,121,275	4.0	3,901,593	5.0
Webster Bank
CET1 Risk-Based Capital	$7,076,737	12.55%	$2,538,304	4.5%	$3,666,439	6.5%
Tier 1 Risk-Based Capital	7,076,737	12.55	3,384,405	6.0	4,512,540	8.0
Total Risk-Based Capital	7,782,131	13.80	4,512,540	8.0	5,640,675	10.0
Tier 1 Leverage Capital	7,076,737	9.08	3,118,568	4.0	3,898,210	5.0

	December 31, 2024
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,318,876	11.54%	$2,464,542	4.5%	$3,559,895	6.5%
Tier 1 Risk-Based Capital	6,602,855	12.06	3,286,057	6.0	4,381,409	8.0
Total Risk-Based Capital	7,800,717	14.24	4,381,409	8.0	5,476,761	10.0
Tier 1 Leverage Capital	6,602,855	8.70	3,034,369	4.0	3,792,961	5.0
Webster Bank
CET1 Risk-Based Capital	$6,847,474	12.53%	$2,460,031	4.5%	$3,553,378	6.5%
Tier 1 Risk-Based Capital	6,847,474	12.53	3,280,042	6.0	4,373,389	8.0
Total Risk-Based Capital	7,512,143	13.74	4,373,389	8.0	5,466,736	10.0
Tier 1 Leverage Capital	6,847,474	9.04	3,031,190	4.0	3,788,988	5.0
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

Dividend Restrictions
The Holding Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed net income for that year combined with undistributed net income for the preceding two years. The Bank paid the Holding Company dividends of $200.0 million and $300.0 million for the three and six months ended June 30, 2025, respectively, and $125.0 million and $300.0 million for the three and six months ended June 30, 2024, respectively, for which no express approval from the OCC was required.
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
Consolidated
Rabbi Trusts. The Company established a Rabbi Trust to meet its obligations due under the Webster Bank Deferred Compensation Plan for Directors and Officers. The funding of the Rabbi Trust and the discontinuation of the Webster Bank Deferred Compensation Plan for Directors and Officers occurred during 2012. In connection with its merger with Sterling Bancorp in 2022, the Company acquired assets held in a separate Rabbi Trust that was previously established to fund obligations due under the Greater New York Savings Bank Directors’ Retirement Plan. The Company is considered the primary beneficiary of these Rabbi Trusts as it has the power to direct the activities that most significantly impact their economic performance and it has the obligation to absorb losses and/or the right to receive benefits that could potentially be significant.
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
The following table summarizes the Company’s LIHTC investments and related unfunded commitments:

(In thousands)	June 30, 2025	December 31, 2024
Gross investment in LIHTC investments	$1,538,516	$1,439,461
Accumulated amortization	(288,773)	(222,101)
Net investment in LIHTC investments	$1,249,743	$1,217,360

Unfunded commitments for LIHTC investments	$700,153	$720,890
The aggregate carrying value of the Company’s LIHTC investments and the related unfunded commitments are included in Accrued interest receivable and other assets and Accrued expenses and other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss related to its LIHTC investments is generally the aggregate carrying value as of each reporting date. However, income tax credits recognized related to these investments are subject to recapture by taxing authorities for up to a period of 15 years based on compliance provisions that are required to be met at the project level. During the six months ended June 30, 2025, and 2024, there were $99.1 million and $212.0 million of commitments approved to fund LIHTC investments, respectively.
The following table summarizes the amount of income tax credits and other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, which are recognized as a component of income tax expense on the accompanying Condensed Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Income tax credits and other income tax benefits from LIHTC investments	$(40,093)	$(27,182)	$(81,799)	$(55,206)
Investment amortization from LIHTC investments	34,611	21,836	66,672	42,249
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
Joint Venture with Marathon Asset Management. The Company, through its subsidiary MW Advisor Holding, LLC, owns a 50 percent interest in both MW Advisor, LLC and Marathon Direct Lending SLP, LLC. The Company (i) will receive a management fee for investment advisory and other related services performed by MW Advisor, LLC on behalf of a certain investment fund formed in connection with the joint venture (the “Fund”), and (ii) may be entitled to receive certain special limited partner carried interest distributions through its interest in Marathon Direct Lending SLP, LLC, as the designated special limited partner of the Fund. The Company has determined that it is not the primary beneficiary of either MW Advisor, LLC, Marathon Direct Lending SLP, LLC, or the Fund since it does not have the power to make decisions or control the activities that would most significantly affect their economic performance.
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a VIE, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company’s other non-marketable investments was $237.2 million and $216.5 million at June 30, 2025, and December 31, 2024, respectively, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $352.7 million and $332.8 million, respectively. Additional information regarding other non-marketable investments can be found within Note 14: Fair Value Measurements.

Note 12: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$258,848	$181,633	$485,765	$397,956
Less: Preferred stock dividends	4,162	4,162	8,325	8,325
Income allocated to participating securities	2,991	1,977	5,361	4,090
Net income applicable to common stockholders	$251,695	$175,494	$472,079	$385,541

Weighted-average common shares outstanding - basic	165,884	169,675	167,524	170,061
Add: Effect of dilutive stock options and restricted stock	247	262	329	290
Weighted-average common shares - diluted	166,131	169,937	167,853	170,351

Earnings per common share - basic	$1.52	$1.03	$2.82	$2.27
Earnings per common share - diluted	1.52	1.03	2.81	2.26
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
Potential common shares from performance-based restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive under the treasury stock method were 147,168 and zero for the three and six months ended June 30, 2025, and respectively, and 80,115 and zero for the three and six months ended June 30, 2024, respectively. Additional information regarding stock awards under the Company’s stock incentive plan can be found within Note 20: Share-Based Plans in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 13: Derivative Financial Instruments
Derivative Positions and Offsetting
Derivatives Designated in Hedge Relationships. Interest rate swaps allow the Company to change the fixed or variable nature of an interest rate without the exchange of the underlying notional amount. Certain pay fixed/receive variable interest rate swaps are designated as cash flow hedges to effectively convert variable-rate debt into fixed-rate debt, whereas certain receive fixed/pay variable interest rate swaps are designated as fair value hedges to effectively convert fixed-rate debt into variable-rate debt. Certain purchased options are also designated as cash flow hedges, allowing the Company to limit the potential adverse impact of variable interest rates by establishing a cap rate or floor rate in exchange for an upfront premium. The purchased options designated as cash flow hedges represent interest rate caps where payment is received from the counterparty if interest rates rise above the cap rate, and interest rate floors where payment is received from the counterparty when interest rates fall below the floor rate. The maximum length of time over which forecasted transactions are hedged is 2.4 years.
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
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	June 30, 2025
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated in hedge relationships:
Interest rate derivatives (1)	$3,500,000	$5,666	$1,750,000	$1,475
Not designated in hedge relationships:
Interest rate derivatives (1)	8,495,135	241,293	9,406,550	240,723
Mortgage banking derivatives	364	3	—	—
Other (2)	279,668	593	788,112	1,589
Total not designated as hedging instruments	8,775,167	241,889	10,194,662	242,312
Gross derivative instruments, before netting	$12,275,167	247,555	$11,944,662	243,787
Less: Master netting agreements		59,898		59,898
Cash collateral pledged		114,607		15,860
Total derivative instruments, after netting		$73,050		$168,029

	December 31, 2024
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated in hedge relationships:
Interest rate derivatives (1)	$750,000	$719	$4,250,000	$13,169
Not designated in hedge relationships:
Interest rate derivatives (1)	8,693,493	300,120	8,728,767	298,296
Mortgage banking derivatives	584	3	—	—
Other (2)	337,370	1,300	833,449	96
Total not designated as hedging instruments	9,031,447	301,423	9,562,216	298,392
Gross derivative instruments, before netting	$9,781,447	302,142	$13,812,216	311,561
Less: Master netting agreements		31,881		31,881
Cash collateral pledged		251,212		80
Total derivative instruments, after netting		$19,049		$279,600
(1)The notional amount of interest rate swaps that were centrally-cleared through clearing housings was $68.1 million at June 30, 2025, and $71.1 million at December 31, 2024, for asset derivatives, and $4.2 million at June 30, 2025 and zero at December 31, 2024, for liability derivatives. Interest rate swaps that are centrally-cleared through clearing houses are “settled-to-market” and considered a single unit of account. In accordance with their rule books, clearing houses record the variation margin transferred for settled-to-market derivatives as a legal settlement of the derivative contract (i.e., the variation margin legally settles the outstanding exposure, but does not result in any other change or reset of the contractual terms of the derivative). The fair values of the Company’s settled-to-market interest rate swaps are presented net on the accompanying Condensed Consolidated Balance Sheets and approximated zero.
(2)Other derivatives not designated in hedge relationships include foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements were $265.4 million at June 30, 2025, and $294.5 million at December 31, 2024, for asset derivatives, and $712.6 million at June 30, 2025, and $796.6 million at December 31, 2024, for liability derivatives, all of which had immaterial related fair values.

The following tables represent the off-setting derivative financial instruments that are subject to master netting agreements:

	June 30, 2025
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$174,505	$59,898	$114,607	$—	$114,607	$—
Liability derivatives	76,369	59,898	16,471	—	15,860	611

	December 31, 2024
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$283,185	$31,881	$251,304	$—	$251,212	$92
Liability derivatives	32,218	31,881	337	—	80	257
Derivative Activity
The following table summarizes the income statement effect of derivatives designated in hedge relationships:

	Recognized in	Three months ended June 30,		Six months ended June 30,
(In thousands)	Net Interest Income	2025	2024	2025	2024
Fair value hedges:
Interest rate derivatives	Deposits interest expense	$—	$—	$—	$(1,320)
Net recognized on fair value hedges (1)		$—	$—	$—	$1,320
Cash flow hedges:
Interest rate derivatives	Long-term debt interest expense	$—	$—	$—	$34
Interest rate derivatives	Interest and fees on loans and leases	(2,689)	(11,847)	(5,944)	(22,611)
Net recognized on cash flow hedges (2)		$(2,689)	$(11,847)	$(5,944)	$(22,645)
(1)The Company de-designated its fair value hedging relationship on $400.0 million of deposits, which pertained to a portion of Ametros’ member deposits, in 2023. The $1.3 million basis adjustment included in the carrying amount of deposits at December 31, 2023, was recognized in interest expense in January 2024 upon the acquisition of Ametros.
(2)Additional information regarding the amounts recognized in net income related to cash flow hedge activities can be found within
Note 9: Accumulated Other Comprehensive (Loss), Net of Tax.
The following table summarizes the income statement effect of derivatives not designated in hedge relationships:

	Recognized in	Three months ended June 30,		Six months ended June 30,
(In thousands)	Non-interest Income	2025	2024	2025	2024
Interest rate derivatives	Other income	$896	$(1,734)	$(1,928)	$(444)
Mortgage banking derivatives	Other income	(14)	(8)	(1)	(30)
Other	Other income	(4,020)	659	(5,007)	1,936
Total not designated as hedging instruments		$(3,138)	$(1,083)	$(6,936)	$1,462

Derivative Exposure. At June 30, 2025, the Company had $121.6 million of cash collateral received and $16.4 million of cash collateral posted included in Cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. In addition, the Company had $2.2 million in initial margin posted at clearing houses. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to derivatives with the Bank’s customers was $73.0 million at June 30, 2025. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to derivatives with the Bank’s customers totaled $105.3 million at June 30, 2025. The Company has incorporated a credit valuation adjustment (contra-liability) to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $4.3 million and $7.6 million at June 30, 2025, and December 31, 2024, respectively. Various factors impact changes in the valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.
Additional information regarding the Company’s accounting policies for derivatives can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
Derivative Financial Instruments. The fair values presented for derivative financial instruments include any accrued interest. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and, accordingly, are classified within Level 1 of the fair value hierarchy. Except for mortgage banking derivatives, all other derivative financial instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is then validated against valuations performed by dealer counterparties. Credit valuation adjustments, which are included in the fair value of derivative financial instruments, utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. When credit valuation adjustments are significant to the overall fair value of a derivative financial instrument, the Company classifies that derivative financial instrument in Level 3 of the fair value hierarchy. Otherwise, derivative financial instruments are generally classified within Level 2 of the fair value hierarchy. At June 30, 2025, and December 31, 2024, these credit valuation adjustments were not considered significant to the overall fair value of the Company’s derivative financial instruments.
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
Loans Originated for Sale. The Company has elected to measure residential mortgage loans originated for sale at fair value under the fair value option per ASC Topic 825, Financial Instruments. Electing to measure residential mortgage originated for sale at fair value reduces certain timing differences and better reflects the price the Company would expect to receive from the sale of these loans. The fair value of residential mortgage loans originated for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, residential mortgage loans originated for sale are classified within Level 2 of the fair value hierarchy.

The following table compares the fair value to the UPB of residential mortgage loans originated for sale:

	June 30, 2025			December 31, 2024
(In thousands)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Originated loans held for sale	$75	$75	$—	$297	$283	$14
Rabbi Trust Investments. Investments held in each of the Company’s Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. Accordingly, the Rabbi Trusts’ investments are classified within Level 1 of the fair value hierarchy. At June 30, 2025, and December 31, 2024, the total cost basis of the investments held in the Rabbi Trusts was $9.5 million and $9.2 million, respectively.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. During the second quarter of 2024, the Company sold its equity investments with a readily determinable fair value for proceeds of $1.2 million. Prior to the sale, these alternative investments experienced total write-ups in fair value of $0.3 million. There were no equity investments with a readily determinable fair value at June 30, 2025, and December 31, 2024.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company’s alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At June 30, 2025, and December 31, 2024, these alternative investments had a total carrying amount of $50.5 million and $43.4 million, respectively, and a remaining unfunded commitment of $38.1 million and $30.1 million, respectively.
Contingent Consideration. The Company recorded contingent consideration at fair value related to two earn-out agreements associated with the acquisition of interLINK Insured Sweep LLC from StoneCastle Partners LLC in January 2023. The terms of the purchase agreement specified that the seller would receive earn-outs based on the ability of the Company to: (i) re-sign the existing broker dealers under contract, and (ii) generate $2.5 billion in new broker dealer deposit programs within three years of the acquisition date. The estimated fair values of the contingent consideration liabilities are measured on a recurring basis and determined using an income approach considering management’s evaluation of the probability of achievement, forecasted achievement date (payment term), and a discount rate equivalent to the cost of debt. These significant inputs, which are the responsibility of management and calculated with the assistance of a third-party valuation specialist, are not observable, and accordingly, are classified within Level 3 of the fair value hierarchy.
The following tables summarize the unobservable inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities (dollars in thousands):

	June 30, 2025
Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers	$207	99.0%	0.38	6.40%	$182
(ii) Deposit program growth (1) (2)	n/a	n/a	n/a	n/a	n/a

	December 31, 2024
Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers	$207	99.0%	0.88	6.40%	$182
(ii) Deposit program growth (1) (2)	$12,500	100.0%	0.50	6.40%	$11,568
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

The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$192,436	$—	$192,436
Municipal bonds and notes	—	103,808	—	103,808
Agency CMO	—	27,113	—	27,113
Agency MBS	—	4,831,605	—	4,831,605
Agency CMBS	—	3,224,198	—	3,224,198
CMBS	—	790,132	—	790,132
Corporate debt	—	403,373	—	403,373
Private label MBS	—	38,364	—	38,364
Other	—	9,325	—	9,325
Total available-for-sale securities	—	9,620,354	—	9,620,354
Gross derivative instruments, before netting (1)	535	247,020	—	247,555
Originated loans held for sale	—	75	—	75
Investments held in Rabbi Trusts	12,900	—	—	12,900
Alternative investments measured at NAV (2)	—	—	—	50,453
Total financial assets	$13,435	$9,867,449	$—	$9,931,337
Financial Liabilities:
Gross derivative instruments, before netting (1)	$1,515	$242,272	$—	$243,787
Contingent consideration	—	—	182	182
Total financial liabilities	$1,515	$242,272	$182	$243,969

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$186,426	$—	$186,426
Municipal bonds and notes	—	110,876	—	110,876
Agency CMO	—	29,043	—	29,043
Agency MBS	—	4,519,785	—	4,519,785
Agency CMBS	—	3,034,392	—	3,034,392
CMBS	—	625,388	—	625,388
Corporate debt	—	452,266	—	452,266
Private label MBS	—	39,219	—	39,219
Other	—	9,205	—	9,205
Total available-for-sale securities	—	9,006,600	—	9,006,600
Gross derivative instruments, before netting (1)	1,263	300,879	—	302,142
Originated loans held for sale	—	297	—	297
Investments held in Rabbi Trusts	13,438	—	—	13,438
Alternative investments measured at NAV (2)	—	—	—	43,360
Total financial assets	$14,701	$9,307,776	$—	$9,365,837
Financial Liabilities:
Gross derivative instruments, before netting (1)	$43	$311,518	$—	$311,561
Contingent consideration	—	—	11,750	11,750
Total financial liabilities	$43	$311,518	$11,750	$323,311
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
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At June 30, 2025, and December 31, 2024, the carrying amount of these alternative investments was $70.8 million and $61.5 million, respectively, of which $8.2 million and $8.3 million, respectively, were considered to be measured at fair value. During the six months ended June 30, 2025, there were $1.8 million in total write-ups due to observable price changes, and no write-downs due to impairment. Additionally, during the six months ended June 30, 2025, the Company sold alternative investments with a carrying amount of $3.8 million, for which the measurement alternative was elected, for proceeds of $9.5 million, resulting in total gains on sale of $5.7 million.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans that were not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer and classification as held for sale, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs and, therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At June 30, 2025, and December 31, 2024, there were $278.3 million and $27.3 million, respectively, of loans on the Condensed Consolidated Balance Sheet, that had been transferred to held for sale.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At June 30, 2025, and December 31, 2024, the total carrying value of OREO and repossessed assets was $2.5 million and $0.4 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that were in the process of foreclosure at June 30, 2025, was $10.3 million.
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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments:

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$2,993,919	$2,993,919	$2,074,434	$2,074,434
Level 2
Held-to-maturity investment securities, net	8,192,720	7,291,244	8,444,191	7,453,123
Level 3
Loans and leases, net	52,949,913	51,416,732	51,815,602	50,245,305
Liabilities:
Level 2
Deposit liabilities	$58,394,540	$58,394,540	$56,518,126	$56,518,126
Time deposits	7,919,885	7,895,161	8,234,954	8,211,582
Securities sold under agreements to repurchase and federal funds purchased	372,806	372,858	344,168	344,166
FHLB advances	3,339,914	3,337,057	2,110,108	2,107,790
Long-term debt (1)	905,634	909,945	909,185	860,200
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
Corporate and Reconciling Category
Certain Treasury activities and other corporate and functional divisions, such as information technology, human resources, risk management, bank operations, and the operations of interSYNC, and amounts required to reconcile non-GAAP profitability metrics to those reported in accordance with GAAP are included in the Corporate and Reconciling category.
In addition to the amounts required to reconcile non-GAAP profitability metrics (i.e., estimates for FTP, allocations of equity capital) to those reported in accordance with GAAP, revenues reported in the Corporate and Reconciling category also include gains and losses on sale of investment securities and immaterial revenues from contracts with customers attributable to interSYNC. Neither the Treasury function nor interSYNC operations meet the definition of an operating segment, and therefore, are not considered for determining reportable segments.
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
Financial Information
The following table presents certain balance sheet financial information for the Company’s reportable segments:

	June 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,960,363	$285,670	$622,035	$—	$2,868,068
Total assets	43,908,431	477,234	13,499,277	24,029,328	81,914,270

	December 31, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill (1)	$1,960,363	$285,670	$622,035	$—	$2,868,068
Total assets	43,010,580	488,194	12,932,260	22,594,039	79,025,073
(1)The allocation of the purchase price and goodwill calculation for the Ametros acquisition was considered final at December 31, 2024. The $228.2 million of goodwill recorded related to Ametros was allocated entirely to Healthcare Financial Services.

The following tables present certain income statement information for the Company’s reportable segments:

	Three months ended June 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$318,518	$97,625	$212,672	$628,815
Non-interest income	30,628	28,687	24,591	83,906
Total segment revenues	349,146	126,312	237,263	712,721
Reconciliation of revenue:
Corporate and reconciling				3,118
Total consolidated revenues				715,839
Less:
Compensation and benefits	50,807	24,171	37,285
Occupancy (1)	—	—	13,835
Technology and equipment (1)	2,336	7,524	2,917
Marketing	—	—	2,043
Other segment items (1) (2) (3)	55,229	23,758	66,964
Segment pre-tax, pre-provision net revenue	240,774	70,859	114,219	425,852
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(55,727)
Total consolidated pre-tax, pre-provision net revenue				370,125
Total consolidated provision for credit losses				46,500
Total consolidated income before income taxes				323,625
(1)Occupancy and Technology and equipment include, in aggregate, $0.1 million of depreciation expense for Commercial Banking, $1.5 million for Healthcare Financial Services, and $2.4 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $2.7 million for Commercial Banking, $3.4 million for Healthcare Financial Services, and $1.8 million for Consumer Banking.

	Three months ended June 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$337,588	$91,664	$202,679	$631,931
Non-interest income	34,510	27,465	24,392	86,367
Total segment revenues	372,098	119,129	227,071	718,298
Reconciliation of revenue:
Corporate and reconciling				(103,703)
Total consolidated revenues				614,595
Less:
Compensation and benefits	49,904	22,915	36,526
Occupancy (1)	—	—	13,683
Technology and equipment (1)	2,051	8,092	2,331
Marketing	—	—	1,714
Other segment items (1) (2) (3)	52,633	20,260	61,651
Segment pre-tax, pre-provision net revenue	267,510	67,862	111,166	446,538
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(157,964)
Total consolidated pre-tax, pre-provision net revenue				288,574
Total consolidated provision for credit losses				59,000
Total consolidated income before income taxes				229,574
(1)Occupancy and Technology and equipment include, in aggregate, $0.1 million of depreciation expense for Commercial Banking, $1.3 million for Healthcare Financial Services, and $2.3 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $1.7 million for Commercial Banking, $3.6 million for Healthcare Financial Services, and $2.1 million for Consumer Banking.

	Six months ended June 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$637,641	$193,986	$414,736	$1,246,363
Non-interest income	59,586	58,077	50,795	168,458
Total segment revenues	697,227	252,063	465,531	1,414,821
Reconciliation of revenue:
Corporate and reconciling				5,816
Total consolidated revenues				1,420,637
Less:
Compensation and benefits	102,916	47,508	74,569
Occupancy (1)	—	—	28,183
Technology and equipment (1)	4,447	16,288	5,966
Marketing	—	—	4,025
Other segment items (1) (2) (3)	107,591	47,377	132,957
Segment pre-tax, pre-provision net revenue	482,273	140,890	219,831	842,994
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(111,715)
Total consolidated pre-tax, pre-provision net revenue				731,279
Total consolidated provision for credit losses				124,000
Total consolidated income before income taxes				607,279
(1)Occupancy and Technology and equipment include, in aggregate, $0.1 million of depreciation expense for Commercial Banking, $2.9 million for Healthcare Financial Services, and $5.0 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $5.5 million for Commercial Banking, $6.9 million for Healthcare Financial Services, and $3.6 million for Consumer Banking.

	Six months ended June 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$679,530	$177,802	$408,456	$1,265,788
Non-interest income	68,790	58,526	58,370	185,686
Total segment revenues	748,320	236,328	466,826	1,451,474
Reconciliation of revenue:
Corporate and reconciling				(169,787)
Total consolidated revenues				1,281,687
Less:
Compensation and benefits	100,662	44,277	73,421
Occupancy (1)	—	—	28,221
Technology and equipment (1)	4,009	16,098	4,759
Marketing	—	—	3,561
Other segment items (1) (2) (3)	106,142	43,019	126,064
Segment pre-tax, pre-provision net revenue	537,507	132,934	230,800	901,241
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(281,498)
Total consolidated pre-tax, pre-provision net revenue				619,743
Total consolidated provision for credit losses				104,500
Total consolidated income before income taxes				515,243
(1)Occupancy and Technology and equipment include, in aggregate, $0.1 million of depreciation expense for Commercial Banking, $2.6 million for Healthcare Financial Services, and $4.6 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $4.7 million for Commercial Banking, $6.3 million for Healthcare Financial Services, and $4.3 million for Consumer Banking.

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

	Three months ended June 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,550	$20,282	$16,268	$(166)	$40,934
Loan and lease related fees (1)	2,520	—	—	—	2,520
Wealth and investment services	3,353	—	4,432	(6)	7,779
Other (2)	—	8,077	416	(296)	8,197
Revenue from contracts with customers	10,423	28,359	21,116	(468)	59,430
Other sources of non-interest income	20,205	328	3,475	11,219	35,227
Total non-interest income	$30,628	$28,687	$24,591	$10,751	$94,657

	Three months ended June 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$5,160	$20,460	$15,552	$(145)	$41,027
Loan and lease related fees (1)	3,943	—	—	—	3,943
Wealth and investment services	3,208	—	5,354	(6)	8,556
Other (2)	—	7,005	416	887	8,308
Revenue from contracts with customers	12,311	27,465	21,322	736	61,834
Other sources of non-interest income	22,199	—	3,070	(44,805)	(19,536)
Total non-interest income	$34,510	$27,465	$24,392	$(44,069)	$42,298

	Six months ended June 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$9,289	$39,351	$31,562	$(373)	$79,829
Loan and lease related fees (1)	4,745	—	—	—	4,745
Wealth and investment services	6,669	—	8,910	(11)	15,568
Other (2)	—	18,377	833	856	20,066
Revenue from contracts with customers	20,703	57,728	41,305	472	120,208
Other sources of non-interest income	38,883	349	9,490	18,333	67,055
Total non-interest income	$59,586	$58,077	$50,795	$18,805	$187,263

	Six months ended June 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$11,002	$42,512	$30,348	$(246)	$83,616
Loan and lease related fees (1)	7,565	—	—	—	7,565
Wealth and investment services	6,386	—	10,105	(11)	16,480
Other (2)	—	16,014	233	1,931	18,178
Revenue from contracts with customers	24,953	58,526	40,686	1,674	125,839
Other sources of non-interest income	43,837	—	17,684	(45,709)	15,812
Total non-interest income	$68,790	$58,526	$58,370	$(44,035)	$141,651
(1)A portion of Loan and lease related fees on the Condensed Consolidated Statements of Income is comprised of income generated from factored receivables activities (through the third quarter of 2024 only) and payroll financing activities that is within the scope of ASC Topic 606.
(2)Other income included in the Corporate and Reconciling category that is in scope of ASC Topic 606 is comprised entirely of immaterial fee revenue from contracts with customers attributable to interSYNC.

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
In addition, a fixed, non-refundable fee that represents an advance payment for access to future services is initially deferred and subsequently amortized into other income ratably over the estimated life expectancy of the member. During the three months ended June 30, 2025, and 2024, and during the six months ended June 30, 2025, and 2024, $0.5 million and $0.4 million, respectively, and $0.9 million and $0.7 million, respectively, of such deferred revenue was recognized in Other income.
Contract Balances and Deferred Costs
Contracts with customers generated accounts receivable, deferred costs, and deferred revenue of $3.6 million, $4.6 million, and $24.0 million, respectively, at June 30, 2025, and $2.7 million, $3.0 million and $22.8 million, respectively at December 31, 2024. All of these balances pertain to contracts with customers from the acquired Ametros business.

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$12,285,376	$11,630,765
Standby letters of credit	608,752	578,912
Commercial letters of credit	27,842	28,287
Total credit-related financial instruments with off-balance sheet risk	$12,921,970	$12,237,964
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
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is recorded under the CECL methodology to provide for the unused portion of commitments to lend that are not unconditionally cancellable by the Company. At June 30, 2025, and December 31, 2024, the ACL on unfunded loan commitments was $22.8 million and $22.6 million, respectively.

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
Federal Deposit Insurance Corporation Special Assessment
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The special assessment is to be collected for an anticipated total of ten quarterly assessment periods, which began during the second quarter of 2024. At June 30, 2025, and December 31, 2024, the Company’s remaining accrual for its estimated special assessment charge was $28.0 million and $39.8 million, respectively. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose shortfall special assessments if actual losses exceed the amounts collected. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.

Note 18: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that, except for the sale of a portion of the seed portfolio loans used to launch the joint venture’s operations, as discussed in Note 2: Business Developments, no other significant events were identified requiring recognition or disclosure.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, we completed the implementation of a new cloud-based general ledger system in order to modernize the technology used in our financial processes. In connection with this implementation, various internal controls were modified, and additional internal controls over financial reporting were established, to ensure the accuracy and integrity of our financial statements.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
April 1, 2025 - April 30, 2025	368,600	$51.08	366,318	$728,243,677
May 1, 2025 - May 31, 2025	598,919	52.05	598,257	697,103,607
June 1, 2025 - June 30, 2025	561,096	51.72	555,939	668,350,914
Total	1,528,615	51.70	1,520,514	668,350,914
(1)During the three months ended June 30, 2025, 8,101 of the total number of shares purchased were acquired at market prices outside of the Company’s common stock repurchase program and related to employee share-based compensation plan activity.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
John Ciulla, our Chairman and Chief Executive Officer, entered into a Rule 10b5-1 trading agreement with a brokerage firm, intended to satisfy the affirmative defense of Rule 10b5-1(c), on April 30, 2025 for trades over a period of time from August 1, 2025 until August 3, 2026, or such earlier time as when 32,000 shares of Webster common stock are sold.
Except as described above, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K, during the quarter ended June 30, 2025.

ITEM 6. EXHIBITS
A list of exhibits to this Form 10-Q is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of April 28, 2023		8-K	3.1	4/28/2023
3.2.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.4	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.5	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.7	Certificate of Designations establishing the rights of the Company’s 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.8	Certificate of Designations establishing the rights of the Company’s 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.9	Certificate of Designations establishing the rights of the Company’s 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.10	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.11	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
4.1	Indenture, dated as of December 16, 2019, by and between Sterling Bancorp and U.S. Bank National Association, as trustee		(1)	(1)	(1)
4.2	First Supplemental Indenture, dated as of December 16, 2019, by and between Sterling Bancorp and U.S. Bank National Association, as trustee		(2)	(2)	(2)
4.3	Second Supplemental Indenture, dated as of October 30, 2020, by and between Sterling Bancorp and U.S. Bank National Association as trustee		(3)	(3)	(3)
10.1	Amendment to Change in Control Agreement, dated as of May 7, 2025, by and between Webster Financial Corporation and William Neal Holland		10-Q	10.1	5/9/2025
10.2	Change in Control Agreement, dated as of July 14, 2025, by and between Webster Financial Corporation and Jason Schugel	X
10.3	Non-Competition Agreement, dated as of July 14, 2025, by and between Webster Financial Corporation and Jason Schugel	X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.	X (4)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.	X (4)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
		X
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)	X

(1)Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Sterling Bancorp (“Sterling”) on December 16, 2019 (File No. 001-35385). On January 31, 2022, Webster completed its merger with Sterling pursuant to an Agreement and Plan of Merger dated as of April 18, 2021. Pursuant to the merger agreement, Sterling merged with and into Webster, with Webster continuing as the surviving corporation.
(2)Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sterling on December 16, 2019 (File No. 001-35385).
(3)Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Sterling on October 30, 2020 (File No. 001-35385).
(4)Exhibit is furnished herewith and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBSTER FINANCIAL CORPORATION
(Registrant)

Date: August 11, 2025	By:	/s/ John R. Ciulla
John R. Ciulla
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Neal Holland
Neal Holland
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2025	By:	/s/ Albert J. Wang
Albert J. Wang
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)