Form 10-Q
period 2025-09-30
WEBSTER FINANCIAL CORP
filed 2025-11-10
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $0.01 per share, outstanding as of November 7, 2025 was 161,290,301.

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
▪the effects of any restructurings, staff reductions, or other disruptions (including any potential effects from the current government shutdown) in the U.S. federal government or in agencies regulating or otherwise impacting our business;
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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Webster Financial Corporation is a bank holding company and financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. As of September 30, 2025, Webster Financial Corporation had more than $83 billion in total consolidated assets. Webster Bank is a commercial bank with a national bank charter focused on providing financial products and services to businesses, individuals, and families. While its core footprint spans the Northeast from the New York metropolitan area to Rhode Island and Massachusetts, certain businesses operate in extended geographies. Webster Bank offers three differentiated lines of business: Commercial Banking, Healthcare Financial Services, and Consumer Banking.
The following discussion and analysis provides information that management believes is necessary to understand the Company’s consolidated financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2025, and 2024. This information should be read in conjunction with the Condensed Consolidated Financial Statements, and accompanying Notes thereto, contained in Part I - Item 1. Financial Statements of this report, and the Consolidated Financial Statements, and accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s consolidated financial condition, results of operations, and cash flows for the three and nine months ended September 30, 2025, and 2024, are not necessarily indicative of future results that may be attained for the entire year or other interim periods.
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

Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share and ratio data)	2025	2024	2025	2024
Income and performance ratios:
Net income	$261,217	$192,985	$746,982	$590,941
Net income applicable to common stockholders	254,051	186,799	726,156	572,318
Earnings per common share - diluted	1.54	1.10	4.36	3.36
Return on average assets (annualized)	1.27%	1.01%	1.24%	1.04%
Return on average tangible common stockholders’ equity (annualized) (non-GAAP)	17.64	14.29	17.18	14.92
Return on average common stockholders’ equity (annualized)	11.23	8.67	10.83	9.02
Non-interest income as a percentage of total revenue	13.77	8.92	13.38	10.33
Asset quality:
ACL on loans and leases	$727,897	$687,798	$727,897	$687,798
Non-performing assets (1)	545,327	427,274	545,327	427,274
ACL on loans and leases / total loans and leases	1.32%	1.32%	1.32%	1.32%
Net charge-offs / average loans and leases (annualized)	0.28	0.27	0.32	0.28
Non-performing loans and leases / total loans and leases (1)	0.99	0.82	0.99	0.82
Non-performing assets / total loans and leases plus OREO and repossessed assets (1)	0.99	0.82	0.99	0.82
ACL on loans and leases / non-performing loans and leases (1)	133.82	161.60	133.82	161.60
Other ratios:
Tangible common equity (non-GAAP)	7.50%	7.48%	7.50%	7.48%
Tier 1 Risk-Based Capital	11.89	11.77	11.89	11.77
Total Risk-Based Capital	14.68	14.06	14.68	14.06
CET1 Risk-Based Capital	11.39	11.25	11.39	11.25
Stockholders’ equity / total assets	11.37	11.58	11.37	11.58
Net interest margin (2)	3.40	3.41	3.44	3.41
Efficiency ratio (non-GAAP)	45.79	45.49	45.66	45.65
Equity and share related:
Common stockholders’ equity	$9,178,698	$8,914,071	$9,178,698	$8,914,071
Book value per common share	55.69	52.00	55.69	52.00
Tangible book value per common share (non-GAAP)	36.42	33.26	36.42	33.26
Common stock closing price	59.44	46.61	59.44	46.61
Dividends and equivalents declared per common share	0.40	0.40	1.20	1.20
Common shares outstanding	164,817	171,428	164,817	171,428
Weighted-average common shares outstanding - basic	164,138	169,569	166,386	169,898
Weighted-average common shares - diluted	164,456	169,894	166,738	170,226
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
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	September 30,
(Dollars and shares in thousands, except per share data)	2025	2024
Tangible book value per common share:
Stockholders’ equity	$9,462,677	$9,198,050
Less: Preferred stock	283,979	283,979
Goodwill and other intangible assets	3,175,747	3,212,050
Tangible common stockholders’ equity	$6,002,951	$5,702,021
Common shares outstanding	164,817	171,428
Tangible book value per common share	$36.42	$33.26
Book value per common share (GAAP)	$55.69	$52.00

Tangible common equity ratio:
Tangible common stockholders’ equity	$6,002,951	$5,702,021
Total assets	$83,192,652	$79,453,900
Less: Goodwill and other intangible assets	3,175,747	3,212,050
Tangible assets	$80,016,905	$76,241,850
Tangible common equity ratio	7.50%	7.48%
Common stockholders’ equity to total assets (GAAP)	11.03%	11.22%

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Return on average tangible common stockholders’ equity:
Net income	$261,217	$192,985	$746,982	$590,941
Less: Preferred stock dividends	4,162	4,162	12,487	12,487
Add: Intangible assets amortization, tax-effected	6,534	6,708	19,893	20,857
Adjusted net income	$263,589	$195,531	$754,388	$599,311
Adjusted net income (annualized)	$1,054,356	$782,124	$1,005,851	$799,081
Average stockholders’ equity	$9,440,148	$8,995,134	$9,327,030	$8,830,225
Less: Average preferred stock	283,979	283,979	283,979	283,979
Average goodwill and other intangible assets	3,180,111	3,238,115	3,188,994	3,192,104
Average tangible common stockholders’ equity	$5,976,058	$5,473,040	$5,854,057	$5,354,142
Return on average tangible common stockholders’ equity (annualized)	17.64%	14.29%	17.18%	14.92%
Return on average common stockholders’ equity (annualized) (GAAP)	11.23%	8.67%	10.83%	9.02%

Efficiency ratio:
Non-interest expense	$356,669	$348,958	$1,046,027	$1,010,902
Less: Foreclosed property activity	1,535	(687)	2,593	(1,381)
Intangible assets amortization	8,966	8,491	27,296	26,401
Operating lease depreciation	3	197	28	1,420
FDIC special assessment	—	(1,544)	—	10,318
Ametros acquisition expenses	—	—	—	3,139
Strategic restructuring costs and other (1)	—	22,169	—	22,169
Adjusted non-interest expense	$346,165	$320,332	$1,016,110	$948,836
Net interest income	$631,667	$589,883	$1,865,041	$1,729,919
Add: FTE adjustment	14,258	13,659	41,739	43,853
Non-interest income	100,906	57,741	288,169	199,392
Other income (2)	9,234	7,448	30,794	22,876
Less: Operating lease depreciation	3	197	28	1,420
Gain (loss) on sale of investment securities, net	—	(19,597)	220	(79,338)
Net (loss) on sale of factored receivables portfolio	—	(15,977)	—	(15,977)
Net gain on sale of mortgage servicing rights	—	—	—	11,655
Adjusted income	$756,062	$704,108	$2,225,495	$2,078,280
Efficiency ratio	45.79%	45.49%	45.66%	45.65%
Non-interest expense as a percentage of total revenue (GAAP)	48.69%	53.88%	48.58%	52.40%
(1)Strategic restructuring costs and other primarily includes severance, technology contract termination costs, and the partial impairment of the payroll finance customer relationship intangible asset for the three and nine months ended September 30, 2024.
(2)Other income (non-GAAP) includes the taxable equivalent of net income generated from LIHTC investments.

Net Interest Income Analysis
The following tables summarize daily average balances, interest, and average yield/rate by major category, and net interest margin on an FTE basis:

	Three months ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$54,372,960	$806,695	5.83%	$51,752,193	$820,209	6.22%
Investment securities: (2)
Taxable	17,445,699	196,509	4.50	16,374,528	171,217	4.18
Non-taxable	926,078	7,043	3.04	1,108,813	8,139	2.97
Total investment securities	18,371,777	203,552	4.43	17,483,341	179,356	4.10
FHLB and FRB stock	345,001	4,729	5.44	340,330	4,383	5.12
Interest-bearing deposits (3)	2,120,664	23,596	4.35	629,180	8,374	5.21
Loans held for sale	192,686	3,988	8.28	216,735	5,400	9.97
Total interest-earning assets	75,403,088	$1,042,560	5.45%	70,421,779	$1,017,722	5.69%
Non-interest-earning assets (2)	6,591,115			6,383,522
Total assets	$81,994,203			$76,805,301
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Demand	$10,141,954	$—	—%	$10,243,045	$—	—%
Interest-bearing checking	10,502,974	47,305	1.79	9,744,885	48,160	1.96
Health savings accounts	9,127,705	3,886	0.17	8,546,941	3,257	0.15
Money market	22,513,065	201,086	3.54	19,945,165	208,980	4.17
Savings	7,233,339	30,813	1.69	6,909,526	29,140	1.69
Certificates of deposit	6,120,864	53,853	3.49	5,895,329	64,368	4.34
Brokered certificates of deposit	1,679,127	18,561	4.39	1,294,764	17,170	5.28
Total deposits	67,319,028	355,504	2.10	62,579,655	371,075	2.36
Securities sold under agreements to repurchase	139,567	631	1.77	125,738	38	0.12
FHLB advances	2,602,949	29,620	4.45	2,535,497	35,172	5.43
Long-term debt (2)	960,497	10,880	4.53	887,090	7,895	3.56
Total borrowings	3,703,013	41,131	4.37	3,548,325	43,105	4.77
Total deposits and interest-bearing liabilities	71,022,041	$396,635	2.21%	66,127,980	$414,180	2.49%
Non-interest-bearing liabilities (2)	1,532,014			1,682,187
Total liabilities	72,554,055			67,810,167
Preferred stock	283,979			283,979
Common stockholders’ equity	9,156,169			8,711,155
Total stockholders’ equity	9,440,148			8,995,134
Total liabilities and stockholders’ equity	$81,994,203			$76,805,301
Net interest income (FTE)		$645,925			$603,542
Less: FTE adjustment (4)		(14,258)			(13,659)
Net interest income		$631,667			$589,883
Net interest margin (FTE) (5)			3.40%			3.41%

	Nine months ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets
Interest-earning assets:
Loans and leases (1)	$53,413,031	$2,359,891	5.84%	$51,376,513	$2,430,382	6.23%
Investment securities: (2)
Taxable	17,291,709	578,829	4.46	15,452,825	467,039	4.02
Non-taxable	946,357	21,563	3.04	1,693,776	30,892	2.48
Total investment securities	18,238,066	600,392	4.39	17,146,601	497,931	3.87
FHLB and FRB stock	338,576	12,926	5.10	340,222	13,901	5.46
Interest-bearing deposits (3)	2,013,349	66,896	4.38	563,217	22,763	5.31
Loans held for sale	93,748	4,010	5.70	150,985	11,075	9.78
Total interest-earning assets	74,096,770	$3,044,115	5.44%	69,577,538	$2,976,052	5.65%
Non-interest-earning assets (2)	6,506,268			6,450,110
Total assets	$80,603,038			$76,027,648
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Demand	$10,178,346	$—	—%	$10,327,076	$—	—%
Interest-bearing checking	9,997,950	130,594	1.75	9,475,927	134,091	1.89
Health savings accounts	9,190,317	11,081	0.16	8,560,303	9,654	0.15
Money market	21,762,954	575,046	3.53	18,905,798	588,760	4.16
Savings	7,267,170	90,580	1.67	6,845,957	77,088	1.50
Certificates of deposit	6,076,756	160,668	3.53	5,861,288	192,649	4.39
Brokered certificate of deposit	1,619,633	53,656	4.43	1,647,193	66,067	5.36
Total deposits	66,093,126	1,021,625	2.07	61,623,542	1,068,309	2.32
Securities sold under agreements to repurchase	164,659	2,525	2.02	125,492	245	0.26
Federal funds purchased	—	—	—	72,537	3,015	5.46
FHLB advances	2,456,918	83,034	4.46	2,551,535	106,266	5.47
Long-term debt (2)	911,107	30,151	4.41	909,294	24,445	3.58
Total borrowings	3,532,684	115,710	4.33	3,658,858	133,971	4.82
Total deposits and interest-bearing liabilities	69,625,810	$1,137,335	2.18%	65,282,400	$1,202,280	2.46%
Non-interest-bearing liabilities (2)	1,650,198			1,915,023
Total liabilities	71,276,008			67,197,423
Preferred stock	283,979			283,979
Common stockholders’ equity	9,043,051			8,546,246
Total stockholders’ equity	9,327,030			8,830,225
Total liabilities and stockholders’ equity	$80,603,038			$76,027,648
Net interest income (FTE)		$1,906,780			$1,773,772
Less: FTE adjustment (4)		(41,739)			(43,853)
Net interest income		$1,865,041			$1,729,919
Net interest margin (FTE) (5)			3.44%			3.41%
(1)Non-accrual loans have been included in the computation of average balances.
(2)In order to provide the users of the Company’s financial statements with a more transparent view of the actual consolidated average balances that are used in the calculation of net interest margin, the Company has recast, in the tables above, certain consolidated average balances for the three and nine months ended September 30, 2024, to reflect a change in presentation being applied retrospectively. Specifically, adjustments were made to exclude average unsettled trades of $52.3 million and $97.0 million, respectively, and average available-for-sale unrealized losses of $649.2 million and $738.2 million, respectively, from investment securities, and to exclude an average basis adjustment of $24.7 million and $26.1 million, respectively, from long-term debt related to a de-designated fair value hedge. Rather, effective as of December 31, 2024, these amounts are being presented in average non-interest-earning assets and average non-interest-bearing liabilities, respectively. There were no changes to the related yields/rates or net interest income that had been previously disclosed.
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
The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on an FTE basis:

	Three months ended September 30,			Nine months ended September 30,
	2025 vs. 2024 Increase (decrease) due to			2025 vs. 2024 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(54,961)	$41,447	$(13,514)	$(162,757)	$92,266	$(70,491)
Investment securities	14,185	10,011	24,196	69,936	32,525	102,461
FHLB and FRB stock	286	60	346	(908)	(67)	(975)
Interest bearing-deposits	(4,627)	19,849	15,222	(14,475)	58,608	44,133
Loans held for sale	(813)	(599)	(1,412)	(2,867)	(4,198)	(7,065)
Total interest income	$(45,930)	$70,768	$24,838	$(111,071)	$179,134	$68,063
Change in interest on interest-bearing liabilities:
Interest-bearing checking	$(4,602)	$3,747	$(855)	$(10,884)	$7,387	$(3,497)
Health savings accounts	408	221	629	716	711	1,427
Money market	(34,800)	26,906	(7,894)	(102,691)	88,977	(13,714)
Savings	307	1,366	1,673	8,749	4,743	13,492
Certificates of deposit	(12,978)	2,463	(10,515)	(39,063)	7,082	(31,981)
Brokered certificates of deposit	(3,706)	5,097	1,391	(11,306)	(1,105)	(12,411)
Securities sold under agreements to repurchase	589	4	593	2,203	77	2,280
Federal funds purchased	—	—	—	—	(3,015)	(3,015)
FHLB advances	(6,488)	936	(5,552)	(19,291)	(3,941)	(23,232)
Long-term debt	2,332	653	2,985	5,657	49	5,706
Total interest expense	$(58,938)	$41,393	$(17,545)	$(165,910)	$100,965	$(64,945)
Net change in net interest income	$13,008	$29,375	$42,383	$54,839	$78,169	$133,008
(1)The change attributable to mix, a combined impact of rate and volume, and other is included with the change due to rate.
Comparison to Prior Year Quarter
Net interest income increased $41.8 million, or 7.1%, from $589.9 million for the three months ended September 30, 2024, to $631.7 million for the three months ended September 30, 2025, reflecting increases of $5.0 billion, or 7.1%, in average total interest-earning assets and $4.9 billion, or 7.4%, in average total deposits and interest-bearing liabilities. Net interest margin decreased 1 basis point from 3.41% for the three months ended September 30, 2024, to 3.40% for the three months ended September 30, 2025. The lower interest rate environment during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily caused the average yield on average total interest-earning assets to decrease by 24 basis points and the average rate on average total deposits and interest-bearing liabilities to decrease by 28 basis points.
The change in average total interest-earnings assets was primarily attributed to the following items:
•Average loans and leases increased $2.6 billion, or 5.1%, primarily due to increases in commercial non-mortgage, residential mortgages, and other consumer loans, partially offset by decreases in multi-family mortgages and asset-based lending.
•Average total investment securities increased $0.9 billion, or 5.1%, reflecting an increase of $1.4 billion in available-for-sale securities, partially offset by a decrease of $0.5 billion in held-to-maturity securities, primarily due to the timing and volume of purchase, paydown, and sales activities.
•Average interest-bearing deposits held at the FRB increased $1.5 billion, or 237.1%, primarily due to management’s strategic decision to hold higher levels of on-balance sheet liquidity.
The change in average total deposits and interest-bearing liabilities was primarily attributed to the following item:
•Average total deposits increased $4.7 billion, or 7.6%, primarily due to an increase in money market deposits, which contributed to $2.6 billion of the change. The Company also experienced increases across all other deposit products, except for demand deposits.

Comparison to Prior Year to Date
Net interest income increased $0.2 billion, or 7.8%, from $1.7 billion for the nine months ended September 30, 2024, to $1.9 billion for the nine months ended September 30, 2025, reflecting increases of $4.5 billion, or 6.5%, in average total interest-earning assets and $4.3 billion, or 6.7%, in average total deposits and interest-bearing liabilities. Net interest margin increased 3 basis points from 3.41% for the nine months ended September 30, 2024, to 3.44% for the nine months ended September 30, 2025. The lower interest rate environment during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily caused the average yield on average total interest-earning assets to decrease by 21 basis points and the average rate on average total deposits and interest-bearing liabilities to decrease by 28 basis points.
The change in average total interest-earnings assets was primarily attributed to the following items:
•Average loans and leases increased $2.0 billion, or 4.0%, primarily due to increases in commercial non-mortgage, residential mortgages, commercial real estate, and other consumer loans, partially offset by decreases in multi-family mortgages and asset-based lending.
•Average total investment securities increased $1.1 billion, or 6.4%, reflecting increases of $0.9 billion in available-for-sale securities and $0.2 billion in held-to-maturity securities, primarily due to the timing and volume of purchase, paydown, and sales activities.
•Average interest-bearing deposits held at the FRB increased $1.5 billion, or 257.5%, primarily due to management’s strategic decision to hold higher levels of on-balance sheet liquidity.
The change in average total deposits and interest-bearing liabilities was primarily attributed to the following item:
•Average total deposits increased $4.5 billion, or 7.3%, primarily due to an increase in money market deposits, which contributed to $2.9 billion of the change. The Company also experienced increases across all other deposit products, except for demand deposits and brokered certificates of deposit.
Provision for Credit Losses
Comparison to Prior Year Quarter
The total provision for credit losses decreased $10.0 million, or 18.5%, from $54.0 million for the three months ended September 30, 2024, to $44.0 million for three months ended September 30, 2025, primarily due to improvements in risk rating migration, partially offset by changes in the macroeconomic forecast, economic uncertainty, and organic loan growth.
Comparison to Prior Year to Date
The total provision for credit losses increased $9.5 million, or 6.0%, from $158.5 million for the nine months ended September 30, 2024, to $168.0 million for the nine months ended September 30, 2025, primarily due to higher net charge-offs, changes in the macroeconomic forecast, economic uncertainty, and loan growth, partially offset by improvements in risk rating migration.
Additional information regarding the Company’s provision for credit losses on loans and leases and the related ACL can be found under the sections captioned “Loans and Leases” through “Allowance for Credit Losses on Loans and Leases” contained elsewhere in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Deposit service fees	$39,576	$38,863	$119,405	$122,479
Loan and lease related fees	16,404	18,513	51,682	57,614
Wealth and investment services	7,640	8,367	23,208	24,847
Cash surrender value of life insurance policies	7,535	8,020	24,699	20,325
Gain (loss) on sale of investment securities, net	—	(19,597)	220	(79,338)
Other income	29,751	3,575	68,955	53,465
Total non-interest income	$100,906	$57,741	$288,169	$199,392
Comparison to Prior Year Quarter
Total non-interest income increased $43.2 million, or 74.8%, from $57.7 million for the three months ended September 30, 2024, to $100.9 million for the three months ended September 30, 2025, primarily due to the change in Net gains (losses) on sale of investment securities and an increase in Other income, partially offset by a decrease in Loan and lease related fees.
Loan and lease related fees decreased $2.1 million, or 11.4%, from $18.5 million for the three months ended September 30, 2024, to $16.4 million for the three months ended September 30, 2025, primarily due to lower loan servicing fees, syndication fees, and amendment fees, partially offset by an increase in prepayment penalties.
There were no sales of investment securities during the three months ended September 30, 2025. During the three months ended September 30, 2024, net (losses) on sale of investment securities totaled $19.6 million, as the Company sold $304.3 million of Municipal bonds and notes, Agency MBS, and Agency CMBS classified as available-for-sale for proceeds of $284.7 million. The amounts presented in non-interest income include the portion of any losses that were not due to credit related factors.
Other income increased $26.2 million, or 732.2%, from $3.6 million for the three months ended September 30, 2024, to $29.8 million for the three months ended September 30, 2025, primarily due to a $16.0 million net loss on the sale of the factored receivables portfolio during the third quarter of 2024, increased client hedging activities, an increase in the credit valuation adjustment, and a $4.0 million beneficial legal settlement, partially offset by a $4.4 million net gain on sale of multi-family loans (securitization) in the third quarter of 2024.
Comparison to Prior Year to Date
Total non-interest income increased $88.8 million, or 44.5%, from $199.4 million for the nine months ended September 30, 2024, to $288.2 million for the nine months ended September 30, 2025, primarily due to the change in Net gains (losses) on sale of investment securities and increases in Other income and the Cash surrender value of life insurance polices, partially offset by a decrease in Loan and lease related fees.
Loan and lease related fees decreased $5.9 million, or 10.3%, from $57.6 million for the nine months ended September 30, 2024, to $51.7 million for the nine months ended September 30, 2025, primarily due to lower loan servicing fees, syndication fees, and amendment fees, partially offset by lower mortgage servicing rights amortization and an increase in prepayment penalties.
The Cash surrender value of life insurance policies increased $4.4 million, or 21.5%, from $20.3 million for the nine months ended September 30, 2024, to $24.7 million for the nine months ended September 30, 2025, primarily due to bank-owned life insurance events in the first quarter of 2024, which resulted in a lower cash surrender value in the prior year to date.
Net gains (losses) on sale of investment securities changed $79.5 million, or 100.3%, from net (losses) of $79.3 million for the nine months ended September 30, 2024, to net gains of $0.2 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold $14.7 million of Corporate debt securities classified as available-for-sale for proceeds of $14.9 million. During the nine months ended September 30, 2024, the Company sold $1.6 billion of Municipal bonds and notes, Agency MBS, Agency CMBS, and Corporate debt securities classified as available-for-sale for proceeds of $1.5 billion. The amounts presented in non-interest income include the portion of any losses that were not due to credit related factors.
Other income increased $15.5 million, or 29.0%, from $53.5 million for the nine months ended September 30, 2024, to $69.0 million for the nine months ended September 30, 2025, primarily due to a $16.0 million net loss on the sale of the factored receivables portfolio during the third quarter of 2024, increased client hedging activities, an increase in the credit valuation adjustment, higher direct investment gains, and a $4.0 million beneficial legal settlement, partially offset by an $11.7 million net gain on sale of mortgage servicing rights in the first quarter of 2024, bank owned life insurance events in the first quarter of 2024, and a $4.4 million net gain on sale of multi-family loans (securitization) in the third quarter of 2024.

Non-Interest Expense

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Compensation and benefits	$209,036	$194,736	$607,611	$570,126
Occupancy	19,003	18,879	58,057	53,421
Technology and equipment	47,520	56,696	141,171	147,835
Intangible assets amortization	8,966	8,491	27,296	26,401
Marketing	4,953	4,224	14,151	12,612
Professional and outside services	17,815	16,001	53,435	43,048
Deposit insurance	15,621	13,555	47,027	52,843
Other expense	33,755	36,376	97,279	104,616
Total non-interest expense	$356,669	$348,958	$1,046,027	$1,010,902
Comparison to Prior Year Quarter
Total non-interest expense increased $7.7 million, or 2.2%, from $349.0 million for the three months ended September 30, 2024, to $356.7 million for the three months ended September 30, 2025, primarily due to increases in Compensation and benefits and Deposit insurance, partially offset by decreases in Technology and equipment and Other expense.
Compensation and benefits increased $14.3 million, or 7.3%, from $194.7 million for the three months ended September 30, 2024, to $209.0 million for the three months ended September 30, 2025, primarily due to higher compensation resulting from investments in human capital and risk management infrastructure and performance-based incentives, partially offset by a decrease in severance.
Technology and equipment decreased $9.2 million, or 16.2%, from $56.7 million for the three months ended September 30, 2024, to $47.5 million for the three months ended September 30, 2025, primarily due to a decrease in technology contract termination costs.
Deposit insurance increased $2.1 million, or 15.2%, from $13.6 million for the three months ended September 30, 2024, to $15.6 million for the three months ended September 30, 2025, primarily due to the impact from an increase in the Company’s deposit insurance assessment base.
Other expense decreased $2.6 million, or 7.2%, from $36.4 million for the three months ended September 30, 2024, to $33.8 million for the three months ended September 30, 2025, primarily due to the impairment loss on the payroll finance customer relationship intangible asset in the third quarter of 2024 and individually immaterial decreases in various other expense items.
Comparison to Prior Year to Date
Total non-interest expense remained relatively flat at approximately $1.0 billion for the nine months ended September 30, 2025, and 2024. Although the financial statement caption as a whole did not change significantly, notable fluctuations were experienced in Compensation and benefits, Occupancy, Technology and equipment, Professional and outside services, Deposit insurance, and Other expense.
Compensation and benefits increased $37.5 million, or 6.6%, from $570.1 million for the nine months ended September 30, 2024, to $607.6 million for the nine months ended September 30, 2025, primarily due to higher compensation resulting from investments in human capital and risk management infrastructure, performance-based incentives, and employee benefits, partially offset by a decrease in severance.
Occupancy increased $4.7 million, or 8.7%, from $53.4 million for the nine months ended September 30, 2024, to $58.1 million for the nine months ended September 30, 2025, primarily due to a one-time lease termination benefit in the second quarter of 2024.
Technology and equipment decreased $6.6 million, or 4.5%, from $147.8 million for the nine months ended September 30, 2024, to $141.2 million for the nine months ended September 30, 2025, primarily due to decreases in service contracts and technology contract termination costs.
Professional and outside services increased $10.4 million, or 24.1%, from $43.0 million for the nine months ended September 30, 2024, to $53.4 million for the nine months ended September 30, 2025, primarily due to an increase in technology consulting fees.

Deposit insurance decreased $5.8 million, or 11.0%, from $52.8 million for the nine months ended September 30, 2024, to $47.0 million for the nine months ended September 30, 2025, primarily due to an increase in the FDIC special assessment estimate in the first quarter of 2024, partially offset by the impact from an increase in the Company’s deposit insurance assessment base.
Other expense decreased $7.3 million, or 7.0%, from $104.6 million for the nine months ended September 30, 2024, to $97.3 million for the nine months ended September 30, 2025, primarily due to the impairment loss on the payroll finance customer relationship intangible asset in the third quarter of 2024 and individually immaterial decreases in various other expense items.
Income Taxes
Comparison to Prior Year Quarter
The Company recognized income tax expense of $70.7 million and $51.7 million for the three months ended September 30, 2025, and 2024, respectively, reflecting effective tax rates of 21.3% and 21.1%, respectively. The increase in income tax expense is primarily due to a higher level of pre-tax income recognized during the three months ended September 30, 2025. The higher effective tax rate for the three months ended September 30, 2025, primarily reflects a higher level of estimated annual pre-tax ordinary income for 2025, compared to 2024, partially offset by the recognition of a $3.7 million net discrete tax benefit in the current period, which impacted the effective tax rate by 1.1 percentage points, compared to the recognition of a $4.1 million net discrete tax expense in the prior period, which impacted the effective tax rate by 1.7 percentage tax points.
Comparison to Prior Year to Date
The Company recognized income tax expense of $192.2 million and $169.0 million for the nine months ended September 30, 2025, and 2024, respectively, reflecting effective tax rates of 20.5% and 22.2%, respectively. The increase in income tax expense is primarily due to a higher level of pre-tax income recognized during the nine months ended September 30, 2025. The higher effective tax rate for the nine months ended September 30, 2024, primarily reflects the recognition of a $13.2 million net discrete tax expense in that period, which impacted the effective tax rate by 1.7 percentage points, compared to the recognition of a $9.7 million net discrete tax benefit in the current period, which impacted the effective tax rate by 1.0 percentage point.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, which includes a broad range of tax reform provisions with varying effective dates. The Company has evaluated the changes in tax law and determined that the impact on its consolidated financial statements is not material.
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
Commercial Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Net interest income	$328,306	$338,424	$965,947	$1,017,954
Non-interest income	33,902	33,288	93,488	102,078
Non-interest expense	108,590	100,892	323,544	311,705
Pre-tax, pre-provision net revenue	$253,618	$270,820	$735,891	$808,327
Comparison to Prior Year Quarter
Commercial Banking’s PPNR decreased $17.2 million, or 6.4%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 due to a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income. The $10.1 million decrease in net interest income is primarily due to a lower net spread on loans and leases, partially offset by higher average loan and deposit balances. The $0.6 million increase in non-interest income is primarily due to higher syndication and prepayment fees and an increase in client hedging activities, partially offset by a non-recurring gain from a multi-family securitization event in the third quarter of 2024. The $7.7 million increase in non-interest expense is primarily due to increased investments in human capital, operational process improvements, technology, and higher foreclosed property and loan workout expenses.
Comparison to Prior Year to Date
Commercial Banking’s PPNR decreased $72.4 million, or 9.0%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to decreases in net interest income and non-interest income and an increase in non-interest expense. The $52.0 million decrease in net interest income is primarily due to a lower net spread on loans and leases, partially offset by higher average loan and deposit balances and lower deposit costs. The $8.6 million decrease in non-interest income is primarily due to lower factoring, syndication, and deposit service fees, and a non-recurring gain from a multi-family securitization event in 2024. The $11.8 million increase in non-interest expense is primarily due to increased investments in human capital, operational process improvements, technology, and higher foreclosed property and loan workout expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	September 30, 2025	December 31, 2024
Loans and leases	$42,361,058	$40,616,156
Deposits	18,260,847	16,251,850
Assets under administration / management (off-balance sheet)	2,812,602	2,965,624
Loans and leases increased $1.7 billion, or 4.3%, at September 30, 2025, as compared to December 31, 2024, primarily due to growth across middle market, lender finance, and public sector finance, partially offset by the transfer of loans from portfolio to held for sale, particularly as it relates to joint venture activities in the second quarter of 2025. Total portfolio originations for the nine months ended September 30, 2025, and 2024, were $8.9 billion and $6.9 billion, respectively. The $2.0 billion increase was primarily due to increased commercial real estate origination activities and higher lender finance originations.
Deposits increased $2.0 billion, or 12.4%, at September 30, 2025, as compared to December 31, 2024, primarily due to seasonal inflows of public funds and growth in middle market.
Assets under administration and assets under management, in aggregate, decreased $153.0 million, or 5.2%, at September 30, 2025, as compared to December 31, 2024, primarily due to volatility in the equity markets during the nine months ended September 30, 2025, and customer investment outflows.

Healthcare Financial Services
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Net interest income	$100,041	$93,940	$294,027	$271,742
Non-interest income	27,304	26,541	85,381	85,067
Non-interest expense	54,492	54,023	165,665	157,417
Pre-tax, pre-provision net revenue	$72,853	$66,458	$213,743	$199,392
Comparison to Prior Year Quarter
Healthcare Financial Services’ PPNR increased $6.4 million, or 9.6%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $6.1 million increase in net interest income is primarily due to higher deposit balances, partially offset by lower deposit spreads. The $0.8 million increase in non-interest income is primarily due to higher interchange fees and medical fees. The $0.5 million increase in non-interest expense is primarily due to higher compensation and benefits costs, partially offset by lower service contract expenses.
Comparison to Prior Year to Date
Healthcare Financial Services’ PPNR increased $14.4 million, or 7.2%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $22.3 million increase in net interest income is primarily due to higher deposit balances, partially offset by lower deposit spreads. The $0.3 million increase in non-interest income is primarily due to higher interchange fees and medical fees. The $8.2 million increase in non-interest expense is primarily due to higher compensation and benefits and technology costs, and a one-time lease termination benefit in the second quarter of 2024, partially offset by lower service contract expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	September 30, 2025	December 31, 2024
Deposits	$10,305,213	$9,966,773
Assets under administration, through linked investment accounts (off-balance sheet)	6,270,170	5,321,736
Deposits increased $338.4 million, or 3.4%, at September 30, 2025, as compared to December 31, 2024, primarily due to additional HSA Bank and Ametros account holders.
Assets under administration, through linked investment accounts, increased $948.4 million, or 17.8%, at September 30, 2025, as compared to December 31, 2024, primarily due to additional HSA Bank account holders and an increase in investment account balances as a result of volatility in the equity markets during the nine months ended September 30, 2025.

Consumer Banking
Operating Results:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Net interest income	$214,465	$202,122	$629,201	$610,578
Non-interest income	24,909	28,299	75,704	86,669
Non-interest expense	125,397	116,253	371,097	352,279
Pre-tax, pre-provision net revenue	$113,977	$114,168	$333,808	$344,968
Comparison to Prior Year Quarter
Consumer Banking’s PPNR decreased $0.2 million, or 0.2%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income. The $12.3 million increase in net interest income is primarily due to higher average loan and deposit balances coupled with a higher interest rate spread on loans, partially offset by a lower interest rate spread on deposits. The $3.4 million decrease in non-interest income is primarily due to a gain on an investment portfolio sale in the third quarter of 2024 and lower investment services income. The $9.1 million increase in non-interest expense is primarily due to increased investments in technology, employee-related expenses, and loan-related expenses.
Comparison to Prior Year to Date
Consumer Banking’s PPNR decreased $11.2 million, or 3.2%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income. The $18.6 million increase in net interest income is primarily due to higher average loan and deposit balances coupled with a higher interest rate spread on loans, partially offset by a lower interest rate spread on deposits. The $11.0 million decrease in non-interest income is primarily due to the net gain on sale of mortgage servicing rights in the first quarter of 2024, a gain on an investment portfolio sale in the third quarter of 2024, and lower investment services income, partially offset by increased deposit and loan servicing fees. The $18.8 million increase in non-interest expense is primarily due to increased investments in technology, human capital, and outside professional services, partially offset by lower operational support expenses and costs related to debit card processing.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	September 30, 2025	December 31, 2024
Loans	$12,683,490	$11,886,095
Deposits	27,548,034	27,332,786
Assets under administration (off-balance sheet)	7,655,783	7,997,114
Loans increased $797.4 million, or 6.7%, at September 30, 2025, as compared to December 31, 2024, primarily due to growth in residential mortgages and other consumer loans, partially offset by net principal paydowns in home equity loans/lines of credit and small business commercial loans. Total portfolio originations for the nine months ended September 30, 2025, and 2024, were $1.7 billion and $1.3 billion, respectively. The $0.3 billion increase was primarily due to increased residential mortgage and home equity line/loan originations, partially offset by decreased small business commercial loan originations.
Deposits increased $215.2 million, or 0.8%, at September 30, 2025, as compared to December 31, 2024, primarily due to growth in online savings, money market, and certificates of deposit products, partially offset by seasonal outflows in demand and interest-bearing checking.
Assets under administration decreased $341.3 million, or 4.3%, at September 30, 2025, as compared to December 31, 2024, primarily due to the sale of two investment portfolios in the first quarter of 2025 and volatility in the equity markets during the nine months ended September 30, 2025.

Financial Condition
Total assets increased $4.2 billion, or 5.3%, from $79.0 billion at December 31, 2024, to $83.2 billion at September 30, 2025. The change in total assets was primarily attributed to the following items, which experienced changes greater than $100 million:
•Cash and cash equivalents increased $1.0 billion, primarily due to an increase in interest-bearing deposits held at the FRB as a result of management’s strategic decision to hold higher levels of on-balance sheet liquidity;
•Total investment securities, net increased $0.5 billion, reflecting a $0.9 billion increase in the available-for-sale portfolio, partially offset by a $0.4 billion decrease in the held-to-maturity portfolio. The net increase in total investment securities was primarily due to purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories;
•Loans and leases increased $2.5 billion, primarily due to $10.6 billion of originations during the nine months ended September 30, 2025, particularly across the commercial non-mortgage, commercial real estate, and residential mortgages categories, partially offset by net principal paydowns and the transfer of loans from portfolio to held for sale, particularly as it relates to joint venture activities in the second quarter of 2025; and
•Accrued interest receivable and other assets increased $0.1 billion. Notable drivers of the change included increases in LIHTC investments, treasury derivative assets, other alternative investments, and accrued interest receivable, partially offset by a decrease in other assets.
Total liabilities increased $3.8 billion, or 5.5%, from $69.9 billion at December 31, 2024, to $73.7 billion at September 30, 2025. The change in total liabilities was primarily attributed to the following items:
•Total deposits increased $3.4 billion, reflecting a $3.2 billion increase in interest-bearing deposits and $0.2 billion net increase in non-interest-bearing deposits. The net increase in total deposits was primarily due to an increase in money market deposits, particularly from interSYNC, which contributed to $1.9 billion of the change. The Company also experienced increases across all other deposit categories except for brokered certificates of deposit, which decreased primarily due to a change in short-term funding mix;
•Securities sold under agreements to repurchase decreased 0.2 billion primarily due to a change in short-term funding mix;
•FHLB advances increased $0.5 billion, also primarily due to a change in short-term funding mix;
•Long-term debt increased $0.3 billion, primarily due to the issuance of 5.784% fixed-rate reset subordinated notes due 2035 on September 11, 2025; and
•Accrued expenses and other liabilities decreased $0.1 billion. Notable drivers of the change included decreases in treasury derivative liabilities, accrued compensation due to bonus payouts in March 2025, unfunded commitments for LIHTC investments, and accrued interest payable, partially offset by increases in operating lease liabilities and unsettled securities trades.
Total stockholders’ equity increased $0.4 billion, or 3.6%, from $9.1 billion at December 31, 2024, to $9.5 billion at September 30, 2025. The change in total stockholders’ equity was attributed to the following items:
•Net income of $747.0 million;
•Other comprehensive income, net of tax, of $171.4 million;
•Dividends paid to common and preferred stockholders of $202.8 million and $12.5 million, respectively;
•Stock-based compensation expense of $41.9 million;
•Stock options exercised of $0.1 million; and
•Repurchases of common stock of $392.9 million under the Company’s common stock repurchase program and $22.6 million related to employee stock-based compensation plan activity.

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
The ALCO manages the Company’s investment securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in such security presents a safety and soundness concern. Although the Bank held the entirety of the Company’s investment securities portfolio at both September 30, 2025, and December 31, 2024, the Holding Company may also directly hold investments.
The following table summarizes the carrying amount and percentage composition of the Company’s investment securities:

	September 30, 2025		December 31, 2024
(In thousands)	Amount	%	Amount	%
Available-for-sale:
Government agency debentures	$196,071	2.0%	$186,426	2.1%
Municipal bonds and notes	107,914	1.1	110,876	1.2
Agency CMO	25,833	0.3	29,043	0.3
Agency MBS	5,011,855	50.4	4,519,785	50.2
Agency CMBS	3,371,247	33.9	3,034,392	33.8
CMBS	821,447	8.3	625,388	6.9
Corporate debt	350,093	3.5	452,266	5.0
Private label MBS	38,409	0.4	39,219	0.4
Other	9,475	0.1	9,205	0.1
Total available-for-sale	$9,932,344	100.0%	$9,006,600	100.0%
Held-to-maturity:
Agency CMO	$17,581	0.2%	$19,847	0.2%
Agency MBS	2,867,864	35.5	3,109,411	36.8
Agency CMBS	4,300,757	53.3	4,357,505	51.6
Municipal bonds and notes (1)	826,290	10.2	891,909	10.6
CMBS	65,115	0.8	65,690	0.8
Total held-to-maturity	$8,077,607	100.0%	$8,444,362	100.0%
Total investment securities	$18,009,951		$17,450,962
(1)The balances at September 30, 2025, and December 31, 2024, exclude the ACL recorded on held-to-maturity securities of $0.1 million and $0.2 million, respectively.
Available-for-sale securities increased $0.9 billion, or 10.3%, from $9.0 billion at December 31, 2024, to $9.9 billion at
September 30, 2025, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories. The average FTE yield on the available-for-sale portfolio was 4.79% and 4.73% for the three and nine months ended September 30, 2025, respectively, as compared to 4.30% and 4.04%, for the three and nine months ended September 30, 2024, respectively. The 49 and 69 basis point increases, respectively, are primarily due to higher yields on securities that were purchased in 2024 and 2025, as compared to the yields on securities with paydown activities or that were sold.
At September 30, 2025, and December 31, 2024, gross unrealized losses on available-for-sale securities were $573.0 million and $725.9 million, respectively. The $152.9 million decrease is primarily due to lower market interest rates. On a quarterly basis, each available-for-sale security that is in an unrealized loss position is evaluated to determine whether the decline in fair value below the amortized cost basis is a result of any credit related factors. There was no ACL recorded on available-for-sale securities at September 30, 2025. At December 31, 2024, the ACL on available-for-sale securities was $0.9 million, which related to a single Corporate debt security. Each of the Company’s available-for-sale securities in an unrealized loss position at September 30, 2025, are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences. Based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.

Held-to-maturity securities decreased $0.3 billion, or 4.3%, from $8.4 billion at December 31, 2024, to $8.1 billion at
September 30, 2025, primarily due to paydown activities across the Agency MBS, Agency CMBS, and Municipal bonds and notes categories. There were no purchases of held-to-maturity securities during the nine months ended September 30, 2025. The average FTE yield on the held-to-maturity portfolio was 3.98% for both the three and nine months ended September 30, 2025, respectively, as compared to 3.90% and 3.68% for the three and nine months ended September 30, 2024, respectively. The 8 and 30 basis point increases, respectively, are primarily due to higher yields on securities that were purchased in 2024, as compared to the yields on securities with paydown activities.
At September 30, 2025, and December 31, 2024, gross unrealized losses on held-to-maturity securities were $857.7 million and $992.7 million, respectively. The $135.1 million decrease is primarily due to lower market interest rates. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At September 30, 2025, and December 31, 2024, the ACL on held-to-maturity securities was $0.1 million and $0.2 million, respectively.
The following table summarizes the maturity distribution of investment securities by the earlier of either contractual maturity or call date, as applicable, along with their respective weighted-average yields:

	September 30, 2025
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
Government agency debentures	$—	—%	$—	—%	$99,574	2.51%	$123,254	3.76%	$222,828	3.20%
Municipal bonds and notes	440	4.07	3,456	2.83	59,508	2.25	53,826	2.09	117,230	2.20
Agency CMO	1	5.00	—	—	1,901	3.42	26,053	2.80	27,955	2.84
Agency MBS	174	1.36	2,023	1.32	4,111	3.68	5,100,153	4.69	5,106,461	4.69
Agency CMBS	—	—	109,176	4.68	481,097	4.57	3,113,731	4.81	3,704,004	4.78
CMBS	—	—	16,259	5.87	—	—	806,467	5.82	822,726	5.83
Corporate debt	—	—	145,767	3.93	209,647	3.32	20,790	2.94	376,204	3.54
Private label MBS	—	—	—	—	—	—	41,857	4.01	41,857	4.01
Other	—	—	5,000	3.80	4,874	2.69	—	—	9,874	3.25
Total available-for-sale	$615	3.30%	$281,681	4.30%	$860,712	3.85%	$9,286,131	4.79%	$10,429,139	4.70%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$17,581	2.88%	$17,581	2.88%
Agency MBS	—	—	41	2.39	55,221	2.44	2,812,602	3.45	2,867,864	3.43
Agency CMBS	—	—	100,978	2.68	—	—	4,199,779	4.28	4,300,757	4.24
Municipal bonds and notes	5,457	2.78	69,851	2.76	217,522	2.89	533,460	3.31	826,290	2.78
CMBS	—	—	—	—	—	—	65,115	2.39	65,115	2.39
Total held-to-maturity	$5,457	2.78%	$170,870	2.71%	$272,743	2.80%	$7,628,537	3.88%	$8,077,607	3.82%
Total investment securities (2)	$6,072	2.83%	$452,551	3.70%	$1,133,455	3.60%	$16,914,668	4.38%	$18,506,746	4.32%
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

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company’s loans and leases:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$19,408,782	35.2%	$18,037,942	34.4%
Asset-based	1,258,478	2.3	1,404,007	2.7
Commercial real estate	14,974,670	27.2	14,492,436	27.6
Multi-family	6,936,628	12.6	6,898,600	13.1
Equipment financing	1,245,549	2.3	1,235,016	2.3
Residential	9,509,142	17.3	8,853,669	16.9
Home equity	1,377,380	2.5	1,427,692	2.7
Other consumer	341,452	0.6	155,806	0.3
Total loans and leases (1)	$55,052,081	100.0%	$52,505,168	100.0%
(1)The amortized cost balances at September 30, 2025, and December 31, 2024, exclude the ACL recorded on loans and leases of $727.9 million and $689.6 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	September 30, 2025
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$256,170	$1,046,760	$2,785,074	$1,501,629	$5,589,633
Asset-based	109,183	353,380	—	—	462,563
Commercial real estate	930,330	2,093,021	661,295	121,040	3,805,686
Multi-family	666,328	3,464,287	611,831	105,956	4,848,402
Equipment financing	117,575	801,457	326,517	—	1,245,549
Residential	1,576	31,669	378,978	5,763,648	6,175,871
Home equity	3,039	20,126	150,402	218,124	391,691
Other consumer	11,821	259,152	44,985	32	315,990
Total fixed rate loans and leases	$2,096,022	$8,069,852	$4,959,082	$7,710,429	$22,835,385
Variable rate:
Commercial non-mortgage	$3,580,467	$8,094,906	$2,075,247	$68,529	$13,819,149
Asset-based	329,940	465,975	—	—	795,915
Commercial real estate	2,169,749	6,193,154	2,257,951	548,130	11,168,984
Multi-family	377,793	1,085,727	621,571	3,135	2,088,226
Residential	549	6,854	225,241	3,100,627	3,333,271
Home equity	2,163	4,168	87,183	892,175	985,689
Other consumer	4,227	19,571	1,664	—	25,462
Total variable rate loans and leases (1)	$6,464,888	$15,870,355	$5,268,857	$4,612,596	$32,216,696
Total loans and leases (2)	$8,560,910	$23,940,207	$10,227,939	$12,323,025	$55,052,081
(1)The Company has a back-to-back swap program, whereby it enters into an interest rate swap with qualified customers and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty, to hedge interest rate risk. At
September 30, 2025, there were 896 customer interest rate swap arrangements with a total notional amount of $8.0 billion to convert floating-rate loan payments to fixed-rate loan payments, and 47 customer interest rate cap arrangements with a total notional amount of $1.2 billion limiting how high interest rates can rise on variable-rate loans in a rising interest rate environment.
(2)Amounts due exclude total accrued interest receivable of $279.0 million.
Portfolio Concentrations
The Company actively monitors and manages concentrations of credit risk pertaining to specific industries, geographies, property types, and other characteristics that may exist in its loan and lease portfolio. At both September 30, 2025, and December 31, 2024, commercial non-mortgage, commercial real estate, and multi-family loans comprised approximately 75% of the Company’s loan and lease portfolio, with a large portion of the borrowers or properties associated with these loans geographically concentrated in New York City and the proximate areas.

The following table summarizes the percentage composition of commercial non-mortgage loans by industry, as determined using NAICS codes, which are used by the Company to categorize loans based on the borrower’s type of business:

Industry:	September 30, 2025	December 31, 2024
Finance	28.7%	25.7%
Public Administration	16.5	15.8
Services	16.2	16.1
Communications	7.1	7.7
Manufacturing	6.0	6.4
Real Estate	5.1	5.0
Retail & Wholesale	4.4	4.6
Transportation & Public Utilities	3.5	3.0
Healthcare	3.3	4.6
Construction	2.1	2.3
Other	7.1	8.8
Total Commercial non-mortgage	100.0%	100.0%
As illustrated above, concentrations are generally consistent from period to period. Any change in composition is consistent with the Company’s portfolio growth strategy.
The following tables summarize the percentage composition of commercial real estate and multi-family loans by both geography and property type, and whether the properties are owner occupied or non-owner occupied:

	September 30, 2025			December 31, 2024
Geography:	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
New York City	2.7%	31.1%	33.8%	2.9%	32.6%	35.5%
Other New York Counties	3.1	10.8	13.9	2.6	11.7	14.3
Connecticut	2.0	7.0	9.0	2.4	6.3	8.7
New Jersey	1.0	6.7	7.7	1.6	6.9	8.5
Massachusetts	1.3	5.1	6.4	1.4	4.9	6.3
Southeast	0.6	11.5	12.1	1.0	10.2	11.2
Other	1.1	16.0	17.1	1.4	14.1	15.5
Total Commercial real estate & Multi-family	11.8%	88.2%	100.0%	13.3%	86.7%	100.0%

	September 30, 2025			December 31, 2024
Property Type:	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
Multi-family	0.2%	34.9%	35.1%	0.4%	34.3%	34.7%
Industrial & Warehouse	3.2	16.9	20.1	3.1	14.6	17.7
Retail	0.5	8.8	9.3	0.5	8.1	8.6
Construction	—	5.8	5.8	0.1	7.7	7.8
Medical Office	0.1	4.5	4.6	0.1	4.2	4.3
Healthcare & Senior Living	2.6	1.8	4.4	4.3	1.9	6.2
Traditional Office	—	3.9	3.9	—	3.8	3.8
Hotel	—	2.0	2.0	—	2.1	2.1
Other	5.2	9.6	14.8	4.8	10.0	14.8
Total Commercial real estate & Multi-family	11.8%	88.2%	100.0%	13.3%	86.7%	100.0%
The weighted-average LTV ratio for non-owner occupied commercial real estate and multi-family loans at both September 30, 2025, and December 31, 2024, was 57%. The Company calculates its LTV ratios primarily using appraisals at origination unless a full appraisal is subsequently required based on deal-specific events.
Given the foundational change in office demand driven by the acceptance of remote work options, the commercial real estate market has continued to experience an increase in office property vacancies. As such, commercial real estate performance across the United States related to the traditional office sector continues to be an area of uncertainty. At September 30, 2025, the outstanding principal balance of traditional office commercial real estate loans was approximately $0.7 billion, which had corresponding reserves of $42.8 million. While the Company does anticipate ongoing change in the traditional office sector, management believes that its reserve levels reflect the expected credit losses in the portfolio.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $38.3 million, or 5.6%, from $689.6 million at December 31, 2024, to $727.9 million at September 30, 2025, primarily due to additional reserves resulting from uncertainty in the current macroeconomic environment and loan growth, partially offset by net charge-offs and improvements in risk rating migration.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$286,199	39.3%	$270,613	39.2%
Asset-based	28,093	3.9	30,049	4.4
Commercial real estate	250,452	34.3	245,124	35.5
Multi-family	62,269	8.6	70,998	10.3
Equipment financing	15,689	2.2	19,087	2.8
Residential	40,592	5.6	27,354	4.0
Home equity	26,438	3.6	19,625	2.8
Other consumer	18,165	2.5	6,716	1.0
Total ACL on loans and leases	$727,897	100.0%	$689,566	100.0%
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
The Company’s models incorporate a baseline and a downside macroeconomic forecast scenario, and management weights the scenarios to arrive at the most likely macroeconomic scenario for each quarter end over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes that each portfolio will revert to its long-term loss rate expectation. The reasonable and supportable forecast period is two years, after which the reversion period is one year. Models use output reversion and revert to mean historical portfolio and risk rating specific loss rates on a straight-line basis in the third year of the forecast.
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
During the third quarter of 2025, the Company completed a refresh of its CECL models, incorporating additional loss history and enhancements to modeling methodologies used in the estimation process, which resulted in an increase in the quantitative portion of the collective ACL relative to the total ACL on loans and leases. The refreshed models reflect the estimated impact of economic conditions including tariffs, the risk of recession/inflation, and the general economic uncertainty associated with these evolving risks. The change in expected macroeconomic conditions resulted in an increase to the collective ACL of $29.5 million from December 31, 2024, to September 30, 2025. The qualitative portion of the collective ACL accounted for approximately 21% and 39% of the total ACL on loans and leases at September 30, 2025, and December 31, 2024, respectively. The composition of qualitative reserves primarily relates to credit quality trends and credit concentrations, which decreased in the current quarter as a result of the effects of the CECL model refresh along with improvements in commercial risk rating migration trends.

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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Non-performing loans and leases (1) (2)	$543,928	$461,326
Total loans and leases	55,052,081	52,505,168
Non-performing loans and leases as a percentage of total loans and leases	0.99%	0.88%

Non-performing loans and leases (1) (2)	$543,928	$461,326
Add: OREO and repossessed assets	1,399	425
Total non-performing assets (1)	$545,327	$461,751
Total loans and leases plus OREO and repossessed assets	$55,053,480	$52,505,593
Non-performing assets as a percentage of total loans and leases plus OREO and repossessed assets	0.99%	0.88%

Non-performing assets (1)	$545,327	$461,751
Total assets	83,192,652	79,025,073
Non-performing assets as a percentage of total assets	0.66%	0.58%

ACL on loans and leases	$727,897	$689,566
Non-performing loans and leases (1) (2)	543,928	461,326
ACL on loans and leases as a percentage of non-performing loans and leases	133.82%	149.47%

ACL on loans and leases	$727,897	$689,566
Total loans and leases	55,052,081	52,505,168
ACL on loans and leases as a percentage of total loans and leases	1.32%	1.31%

ACL on loans and leases	$727,897	$689,566
Net charge-offs (annualized)	172,949	166,914
Ratio of ACL on loans and leases to net charge-offs (annualized)	4.21x	4.13x
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)The change from December 31, 2024, to September 30, 2025, is primarily due to increases in non-performing commercial real estate, asset-based, and multi-family, partially offset by a decrease in non-performing commercial non-mortgage.

The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	Three months ended September 30,
	2025			2024
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$15,697	$19,221,539	0.33%	$9,551	$16,904,543	0.23%
Asset-based	7,594	1,289,208	2.36	—	1,452,794	—
Commercial real estate	12,829	14,681,460	0.35	20,827	14,481,233	0.58
Multi-family	75	6,827,086	—	5,631	7,734,060	0.29
Equipment financing	954	1,230,100	0.31	(24)	1,261,715	(0.01)
Residential	(72)	9,416,499	—	(473)	8,390,613	(0.02)
Home equity	(389)	1,381,770	(0.11)	(799)	1,451,137	(0.22)
Other consumer	1,666	325,298	2.05	713	76,098	3.75
Total	$38,354	$54,372,960	0.28%	$35,426	$51,752,193	0.27%

	Nine months ended September 30,
	2025			2024
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$55,712	$18,559,699	0.40%	$53,201	$16,858,873	0.42%
Asset-based	23,181	1,352,451	2.29	5,048	1,483,084	0.45
Commercial real estate	46,553	14,519,775	0.43	32,367	14,101,337	0.31
Multi-family	322	6,863,801	0.01	12,976	7,834,893	0.22
Equipment financing	2,547	1,219,227	0.28	3,297	1,273,690	0.35
Residential	(912)	9,211,754	(0.01)	(815)	8,289,757	(0.01)
Home equity	(1,177)	1,394,396	(0.11)	(2,648)	1,474,676	(0.24)
Other consumer	3,486	291,928	1.59	2,617	60,203	5.80
Total	$129,712	$53,413,031	0.32%	$106,043	$51,376,513	0.28%
(1)Percentage represents annualized net charge-offs (recoveries) to average loans and leases within the comparable category.
Comparison to Prior Year Quarter
Net charge-offs increased $3.0 million, or 8.3%, to $38.4 million for the three months ended September 30, 2025, as compared to $35.4 million for the three months ended September 30, 2024, primarily due to increases in asset-based and commercial non-mortgage, partially offset by decreases in commercial real estate and multi-family.
Comparison to Prior Year to Date
Net charge-offs increased $23.7 million, or 22.3%, to $129.7 million for the nine months ended September 30, 2025, as compared to $106.0 million for the nine months ended September 30, 2024, primarily due to increases in asset-based, commercial real estate, and commercial non-mortgage, partially offset by a decrease in multi-family.

Liquidity and Capital Resources
The Company manages its cash flow requirements through proactive liquidity measures at both the Holding Company and the Bank. In order to maintain stable, cost-effective funding, and to promote overall balance sheet strength, the liquidity position of the Company is continuously monitored, and adjustments are made to balance sources and uses of funds, as appropriate. At September 30, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on the Company’s liquidity position, capital resources, or operating activities.
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
There are certain restrictions on the Bank’s payment of dividends to the Holding Company, which can be found within
Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report, and under the section captioned “Supervision and Regulation” in Part I - Item 1. Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. During the three and nine months ended September 30, 2025, the Bank paid $200.0 million and $500.0 million in dividends to the Holding Company, respectively. At September 30, 2025, there was $776.8 million of retained earnings available for the payment of dividends by the Bank to the Holding Company. On October 29, 2025, the Bank was approved to pay the Holding Company $400.0 million in dividends in the fourth quarter of 2025.
The quarterly cash dividend to common stockholders remained at $0.40 per common share for the three months ended
September 30, 2025. On October 29, 2025, it was announced that the Holding Company’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For the Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share, respectively, were declared. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Holding Company maintains a common stock repurchase program, which was approved by the Board of Directors, that permits management to repurchase shares of its common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. On April 30, 2025, the Board of Directors increased management’s authority to repurchase shares of Webster common stock under the repurchase program by $700.0 million. During the three and nine months ended September 30, 2025, the Holding Company repurchased 2,231,026 and 7,320,994 shares, respectively, under the program at a weighted-average price of $58.17 and $53.19 per share, respectively, totaling $129.8 million and $389.4 million, respectively. At September 30, 2025, the Holding Company’s remaining repurchase authority was $538.6 million.
In addition, the Holding Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the three and nine months ended September 30, 2025, the Holding Company repurchased 6,870 and 399,644 shares, respectively, at a weighted-average price of $59.17 and $56.54 per share, respectively, totaling $0.4 million and $22.6 million, respectively, for this purpose.
Webster Bank Liquidity. The Bank’s primary source of funding is its core deposits. Including time deposits, the Bank had a loan to total deposit ratio of 80.8% and 81.1% at September 30, 2025, and December 31, 2024, respectively.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At September 30, 2025, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.

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
The following table presents the minimum ratios required as of September 30, 2025, and December 31, 2024:

	Adequately Capitalized	Well Capitalized
CET1 Risk-Based Capital	4.5%	6.5%
Tier 1 Risk-Based Capital	6.0	8.0
Total Risk-Based Capital	8.0	10.0
Tier 1 Leverage Capital	4.0	5.0
At September 30, 2025, and December 31, 2024, both the Company and the Bank were classified as “well-capitalized.” Management believes that no events or changes have occurred subsequent to quarter-end and through the date of this Quarterly Report on Form 10-Q that would change this designation.
The Company’s and the Bank’s capital ratios, which exceeded minimum regulatory requirements, were as follows:

	September 30, 2025		December 31, 2024 (1)
(Dollars in thousands)	Capital/Assets	Ratio	Capital/Assets	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,480,775	11.39%	$6,318,876	11.54%
Tier 1 Risk-Based Capital	6,764,754	11.89	6,602,855	12.06%
Total Risk-Based Capital	8,352,757	14.68	7,800,717	14.24%
Tier 1 Leverage Capital	6,764,754	8.51	6,602,855	8.70%
Risk-weighted assets	56,896,293		54,767,609
Webster Bank
CET1 Risk-Based Capital	$7,161,572	12.60%	$6,847,474	12.53%
Tier 1 Risk-Based Capital	7,161,572	12.60	6,847,474	12.53%
Total Risk-Based Capital	7,872,291	13.85	7,512,143	13.74%
Tier 1 Leverage Capital	7,161,572	9.02	6,847,474	9.04%
Risk-weighted assets	56,851,473		54,667,360
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
Total deposits were $68.2 billion and $64.8 billion at September 30, 2025, and December 31, 2024, respectively. The
$3.4 billion net increase in total deposits was primarily due to an increase in money market deposits, particularly from interSYNC, which contributed to $1.9 billion of the change. The Company also experienced increases across all other deposit categories except for brokered certificates of deposit, which decreased primarily due to a change in short-term funding mix.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended September 30,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,141,954	—%	$10,243,045	—%
Interest-bearing:
Checking	10,502,974	1.79	9,744,885	1.96
Health savings accounts	9,127,705	0.17	8,546,941	0.15
Money market	22,513,065	3.54	19,945,165	4.17
Savings	7,233,339	1.69	6,909,526	1.69
Certificates of deposit	6,120,864	3.49	5,895,329	4.34
Brokered certificates of deposit	1,679,127	4.39	1,294,764	5.28
Total interest-bearing	57,177,074	2.47	52,336,610	2.82
Total average deposits	$67,319,028	2.10%	$62,579,655	2.36%

	Nine months ended September 30,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,178,346	—%	$10,327,076	—%
Interest-bearing:
Checking	9,997,950	1.75	9,475,927	1.89
Health savings accounts	9,190,317	0.16	8,560,303	0.15
Money market	21,762,954	3.53	18,905,798	4.16
Savings	7,267,170	1.67	6,845,957	1.50
Certificates of deposit	6,076,756	3.53	5,861,288	4.39
Brokered certificates of deposit	1,619,633	4.43	1,647,193	5.36
Total interest-bearing	55,914,780	2.44	51,296,466	2.78
Total average deposits	$66,093,126	2.07%	$61,623,542	2.32%
Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion and affiliate deposits. At September 30, 2025, and December 31, 2024, total uninsured deposits as per regulatory reporting requirements and reported on Schedule RC-O of the Bank’s Call Report were $24.5 billion and $22.6 billion, respectively.

The following table summarizes uninsured deposits information at September 30, 2025, after certain exclusions:

(In thousands)	September 30, 2025
Uninsured deposits, per regulatory reporting requirements	$24,485,272
Less: Affiliate deposits	(4,826,300)
Collateralized deposits	(5,623,637)
Uninsured deposits, after exclusions	$14,035,335

Immediately available liquidity (1)	$27,616,917
Uninsured deposits coverage	196.8%
(1)Reflects $8.3 billion and $16.7 billion of additional borrowing capacity from the FHLB and the FRB, respectively, and $2.6 billion of interest-bearing deposits held at FRB.
Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 20.6% of total deposits at September 30, 2025. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer-facing, and therefore are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Quarterly Report on Form 10-Q, the Company’s uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and collateralized deposits, is consistent with the percentage reported at September 30, 2025.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	September 30, 2025
Portion of U.S. time deposits in excess of insurance limit	$597,825
Time deposits otherwise uninsured with a maturity of:
3 months or less	$286,371
Over 3 months through 6 months	218,236
Over 6 months through 12 months	92,014
Over 12 months	1,204
Additional information regarding period-end deposit balances and rates can be found within Note 6: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. The Bank’s primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowings were $3.9 billion and $3.4 billion at September 30, 2025, and December 31, 2024, respectively, and represented 4.7% and 4.3% of total assets, respectively. The $0.5 billion net increase is primarily due to increases of $0.4 billion in FHLB advances and $0.3 billion in long-term debt, partially offset by a decrease of $0.2 billion in securities sold under agreements to repurchase.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $101.7 million and $344.2 million at September 30, 2025, and December 31, 2024, respectively. The $0.2 billion decrease is primarily due to a change in short-term funding mix.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. There were no federal funds purchased at September 30, 2025 and December 31, 2024.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $2.6 billion and $2.1 billion at September 30, 2025, and December 31, 2024, respectively. The $0.5 billion increase is primarily due to a change in short-term funding mix.
Long-term debt consists of senior notes maturing in 2029, subordinated notes maturing in 2029, 2030, and 2035, and junior subordinated notes maturing in 2033. Long-term debt totaled $1.2 billion and $0.9 billion at September 30, 2025 and December 31, 2024, respectively. The $0.3 billion increase is primarily due to the issuance of 5.784% fixed-rate reset subordinated notes due 2035 on September 11, 2025.
The Bank had additional borrowing capacity from the FHLB of $8.3 billion and $8.7 billion at September 30, 2025, and December 31, 2024, respectively. The Bank also had additional borrowing capacity from the FRB of $16.7 billion and $13.3 billion at September 30, 2025, and December 31, 2024, respectively. Unencumbered investment securities of $0.6 billion at September 30, 2025 could have been used for collateral on borrowings or to increase borrowing capacity by either $0.4 billion with the FHLB or $0.6 billion with the FRB.

The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended September 30,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$139,567	1.77%	$125,738	0.12%
FHLB advances	2,602,949	4.45	2,535,497	5.43
Long-term debt (1)	960,497	4.53	887,090	3.56
Total average borrowings	$3,703,013	4.37%	$3,548,325	4.77%

	Nine months ended September 30,
	2025		2024
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$164,659	2.02%	$125,492	0.26%
Federal funds purchased	—	—	72,537	5.46
FHLB advances	2,456,918	4.46	2,551,535	5.47
Long-term debt (1)	911,107	4.41	909,294	3.58
Total average borrowings	$3,532,684	4.33%	$3,658,858	4.82%
(1)The average balance of long-term debt for the three and nine months ended September 30, 2024, has been recast in connection with a change in presentation effective as of December 31, 2024. Additional information regarding this change in presentation can be found under the section captioned “Net Interest Income Analysis” contained elsewhere in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Additional information regarding period-end borrowings balances and rates can be found within Note 7: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of 11 district FHLBs, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in the FHLB is required in order for the Bank to maintain its membership and access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FHLB. The Bank held FHLB capital stock of $109.4 million and $91.7 million at September 30, 2025, and December 31, 2024, respectively. The most recent FHLB quarterly cash dividend was paid on November 4, 2025, in an amount equal to an annual yield of 7.39%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve System. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the FRB. The Bank held FRB capital stock of $230.9 million and $229.6 million at September 30, 2025, and December 31, 2024, respectively. The most recent FRB semi-annual cash dividend was paid on June 30, 2025, in an amount equal to an annual yield of 4.42%.

Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at September 30, 2025. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company’s current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Senior notes	$—	$—	$—	$—	$300,000	$—	$300,000
Subordinated notes (2)	—	—	—	—	274,000	575,000	849,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	2,430,000	120,000	206	204	622	9,785	2,560,817
Securities sold under agreements to repurchase	101,717	—	—	—	—	—	101,717
Time deposits	4,185,109	3,287,469	41,806	20,409	16,908	24,112	7,575,813
Operating lease liabilities	6,649	39,000	35,677	33,731	29,642	96,668	241,367
Royalty liabilities	250	1,000	1,000	1,000	1,000	4,887	9,137
Total contractual obligations	$6,723,725	$3,447,469	$78,689	$55,344	$622,172	$787,772	$11,715,171
(1)Interest payments on borrowings and obligations arising from agreements to purchase goods or receive services have been excluded.
(2)On November 3, 2025, the Company repaid the outstanding $225.0 million principal balance due on the 3.875% subordinated fixed-to-floating notes due 2030, plus any accrued and unpaid interest thereon. Additional information regarding this redemption of long-term debt can be found within Note 18: Subsequent Events in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
In addition, in the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $13.1 billion at September 30, 2025 does not necessarily reflect future cash payments.
The Company also enters into commitments to invest in venture capital and private equity funds and tax credit structures to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $837.9 million at September 30, 2025. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
In connection with the formation of the joint venture with Marathon Asset Management, the Company and Marathon Asset Management have agreed to collectively make a capital contribution to a certain investment fund formed in connection with the joint venture (the “Fund”) for an amount equal to the lesser of $20 million or 2% of total capital commitments from limited partners to the Fund. At its discretion, the Company may contribute amounts exceeding this commitment, up to BHC Act limitations (less than 25% of the Fund’s total equity interests and less than 5% of its voting equity interests). The Company is expected to make its contribution to the Fund approximately over the next 15 months.
Pension obligations are funded by the Company, as needed, to provide for participant benefit payments as it relates to the Company’s frozen, non-contributory, qualified defined benefit pension plan. Decisions to contribute to the defined benefit pension plan are made based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. The Company was not required to contribute to the defined benefit pension plan in 2025, nor does it currently anticipate that it will be required to contribute in 2026. The Company’s non-qualified supplemental executive retirement plans and other post-employment benefit plans are unfunded.
At September 30, 2025, the Company’s Condensed Consolidated Balance Sheet reflects a liability for uncertain tax positions of $10.1 million and $5.5 million of accrued interest and penalties, respectively. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. At September 30, 2025, the Company’s remaining accrual for its estimated special assessment charge was $22.1 million, which is anticipated to be collected over the remainder of three quarterly assessment periods. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose shortfall special assessments if actual losses exceed the amounts collected. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.

In connection with the completion of a multi-family securitization during the third quarter of 2024, the Company assumed an obligation to reimburse, or guarantee, losses incurred by the multi-family securitization trusts of up to 12% of the aggregate UPB of the loans at the time of sale. Essentially, this obligation represents a first credit loss enhancement provided by the Company. Based on the credit quality of the multi-family loans, among other factors, the Company estimated the amount of its reimbursement obligation to be $3.3 million at September 30, 2025. The Company has not yet been required to make any guarantee payments to Freddie Mac. However, in the event that value of the assets in the multi-family securitization trusts significantly declined, the Company’s maximum exposure to loss could be $36.4 million.
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
Information regarding the key model assumptions and methods used to calculate the Company’s earnings at risk and equity at risk, along with other information regarding the Company’s asset/liability management process overall, can be found under the section captioned “Asset/Liability Management and Market Risk” contained in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no changes to management’s asset/liability management process during the six months ended September 30, 2025, that had a material impact on its measurement of interest rate risk.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company’s net interest income over a 12-month period starting at September 30, 2025, and December 31, 2024, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
September 30, 2025	(0.7)%	(0.4)%	(0.2)%	0.1%	(0.1)%	(0.5)%
December 31, 2024	(1.6)%	(0.6)%	—%	0.4%	0.6%	0.8%
Asset sensitivity in terms of net interest income decreased from December 31, 2024, to September 30, 2025, primarily due to changes in the overall balance sheet composition, which included a $1.9 billion increase in interSYNC floating-rate money market deposits and a $2.2 billion increase in floating-rate loans and leases.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company’s net interest income over a 12-month period starting at September 30, 2025, and December 31, 2024:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
September 30, 2025	1.3%	0.6%	(0.6)%	(1.3)%	(2.3)%	(1.1)%	1.0%	2.0%
December 31, 2024	2.1%	1.0%	(0.7)%	(1.6)%	(2.2)%	(1.0)%	1.0%	1.9%
Sensitivity to the short end of the yield curve for net interest income slightly decreased, primarily due to changes in the overall balance sheet composition, as discussed above, whereas sensitivity to the long end of the yield curve for net interest income remained stable from December 31, 2024, to September 30, 2025.

The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at September 30, 2025, and December 31, 2024:

(Dollars in thousands)	Estimated Economic Value	Estimated Economic Value Change
		-100bp	+100bp
September 30, 2025
Assets	$78,740,570	$2,145,458	$(2,316,294)
Liabilities	66,482,853	2,120,708	(1,920,447)
Net	$12,257,717	$24,750	$(395,847)
Net change as % base net economic value		0.2%	(3.2)%

December 31, 2024
Assets	$73,921,262	$2,180,555	$(2,223,719)
Liabilities	60,952,551	2,089,770	(1,813,843)
Net	$12,968,711	$90,785	$(409,876)
Net change as % base net economic value		0.7%	(3.2)%
Changes in economic value can best be described through duration, which is a measure of the price sensitivity of financial assets and financial liabilities due to changes in interest rates. Overall, the longer the duration, the greater the price sensitivity due to changes in interest rates.
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched and, therefore, would exhibit no change in estimated economic value for changes in interest rates. At September 30, 2025, and December 31, 2024, the Company’s duration gap was zero.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company’s interest rate risk position at September 30, 2025, represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.

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

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(In thousands, except par value and share data)	(Unaudited)
Assets:
Cash and due from banks	$498,801	$388,060
Interest-bearing deposits	2,563,680	1,686,374
Investment securities available-for-sale, at fair value (1)	9,932,344	9,006,600
Investment securities held-to-maturity, net of allowance for credit losses of $102 and $171 (2)	8,077,505	8,444,191
Loans held for sale (3)	75,386	27,634
Loans and leases	55,052,081	52,505,168
Allowance for credit losses on loans and leases	(727,897)	(689,566)
Loans and leases, net	54,324,184	51,815,602
Federal Home Loan Bank and Federal Reserve Bank stock	340,231	321,343
Deferred tax assets, net	220,972	316,856
Premises and equipment, net	427,215	406,963
Goodwill	2,868,068	2,868,068
Other intangible assets, net	307,679	334,301
Cash surrender value of life insurance policies	1,266,491	1,251,622
Accrued interest receivable and other assets	2,290,096	2,157,459
Total assets	$83,192,652	$79,025,073
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$10,491,975	$10,316,501
Interest-bearing	57,683,669	54,436,579
Total deposits	68,175,644	64,753,080
Securities sold under agreements to repurchase and federal funds purchased	101,717	344,168
Federal Home Loan Bank advances	2,560,817	2,110,108
Long-term debt	1,249,612	909,185
Accrued expenses and other liabilities	1,642,185	1,775,318
Total liabilities	73,729,975	69,891,859
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares; Outstanding—164,816,922 and 171,391,125 shares	1,828	1,828
Paid-in capital	6,169,269	6,181,475
Retained earnings	4,290,807	3,759,158
Treasury stock, at cost—17,961,123 and 11,386,920 shares	(898,214)	(536,843)
Accumulated other comprehensive (loss), net of tax	(384,992)	(556,383)
Total stockholders’ equity	9,462,677	9,133,214
Total liabilities and stockholders’ equity	$83,192,652	$79,025,073
(1)Investment securities available-for-sale had an amortized cost basis of $10,429,139 at September 30, 2025, and $9,720,415 at December 31, 2024.
(2)Investment securities held-to-maturity had a fair value of $7,240,887 at September 30, 2025, and $7,453,123 and at December 31, 2024.
(3)Total loans held for sale includes residential mortgage loans valued under the fair value option of $51 at September 30, 2025, and $297 at December 31, 2024.
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Interest Income:
Interest and fees on loans and leases	$794,668	$809,184	$2,324,988	$2,399,326
Taxable interest on investment securities	194,278	168,583	571,993	454,242
Non-taxable interest on investment securities	7,043	8,139	21,563	30,892
Loans held for sale	3,988	5,400	4,010	11,075
Other interest and dividends	28,325	12,757	79,822	36,664
Total interest income	1,028,302	1,004,063	3,002,376	2,932,199
Interest Expense:
Deposits	355,504	371,075	1,021,625	1,068,309
Securities sold under agreements to repurchase and federal funds purchased	631	38	2,525	3,260
Federal Home Loan Bank advances	29,620	35,172	83,034	106,266
Long-term debt	10,880	7,895	30,151	24,445
Total interest expense	396,635	414,180	1,137,335	1,202,280
Net interest income	631,667	589,883	1,865,041	1,729,919
Provision for credit losses	44,000	54,000	168,000	158,500
Net interest income after provision for credit losses	587,667	535,883	1,697,041	1,571,419
Non-interest Income:
Deposit service fees	39,576	38,863	119,405	122,479
Loan and lease related fees	16,404	18,513	51,682	57,614
Wealth and investment services	7,640	8,367	23,208	24,847
Cash surrender value of life insurance policies	7,535	8,020	24,699	20,325
Gain (loss) on sale of investment securities, net	—	(19,597)	220	(79,338)
Other income	29,751	3,575	68,955	53,465
Total non-interest income	100,906	57,741	288,169	199,392
Non-interest Expense:
Compensation and benefits	209,036	194,736	607,611	570,126
Occupancy	19,003	18,879	58,057	53,421
Technology and equipment	47,520	56,696	141,171	147,835
Intangible assets amortization	8,966	8,491	27,296	26,401
Marketing	4,953	4,224	14,151	12,612
Professional and outside services	17,815	16,001	53,435	43,048
Deposit insurance	15,621	13,555	47,027	52,843
Other expense	33,755	36,376	97,279	104,616
Total non-interest expense	356,669	348,958	1,046,027	1,010,902
Income before income taxes	331,904	244,666	939,183	759,909
Income tax expense	70,687	51,681	192,201	168,968
Net income	261,217	192,985	746,982	590,941
Preferred stock dividends	4,162	4,162	12,487	12,487
Income allocated to participating securities	3,004	2,024	8,339	6,136
Net income applicable to common stockholders	$254,051	$186,799	$726,156	$572,318

Earnings per common share:
Basic	$1.55	$1.10	$4.36	$3.37
Diluted	1.54	1.10	4.36	3.36
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Net income	$261,217	$192,985	$746,982	$590,941
Other comprehensive income, net of tax:
Investment securities available-for-sale	52,180	208,516	157,619	162,436
Derivative financial instruments	813	46,059	12,941	14,460
Defined benefit pension and other postretirement benefit plans	277	81	831	432
Other comprehensive income, net of tax	53,270	254,656	171,391	177,328
Comprehensive income	$314,487	$447,641	$918,373	$768,269
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three months ended September 30, 2025
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at June 30, 2025	$283,979	$1,828	$6,155,132	$4,100,350	$(765,410)	$(438,262)	$9,337,617
Net income	—	—	—	261,217	—	—	261,217
Other comprehensive income, net of tax	—	—	—	—	—	53,270	53,270
Common stock dividends and equivalents—$0.40 per share	—	—	—	(66,598)	—	—	(66,598)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	14,175	—	(1,428)	—	12,747
Exercise of stock options	—	—	(38)	—	105	—	67
Common shares acquired from stock compensation plan activity	—	—	—	—	(407)	—	(407)
Common stock repurchase program	—	—	—	—	(131,074)	—	(131,074)
Balance at September 30, 2025	$283,979	$1,828	$6,169,269	$4,290,807	$(898,214)	$(384,992)	$9,462,677

	Three months ended September 30, 2024
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at June 30, 2024	$283,979	$1,828	$6,153,286	$3,534,351	$(536,277)	$(627,899)	$8,809,268
Net income	—	—	—	192,985	—	—	192,985
Other comprehensive income, net of tax	—	—	—	—	—	254,656	254,656
Common stock dividends and equivalents—$0.40 per share	—	—	—	(68,811)	—	—	(68,811)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,968)	—	—	(1,968)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	12,864	—	1,496	—	14,360
Common shares acquired from stock compensation plan activity	—	—	—	—	(250)	—	(250)
Common stock repurchase program	—	—	—	—	4	—	4
Balance at September 30, 2024	$283,979	$1,828	$6,166,150	$3,654,363	$(535,027)	$(373,243)	$9,198,050

	Nine months ended September 30, 2025
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at December 31, 2024	$283,979	$1,828	$6,181,475	$3,759,158	$(536,843)	$(556,383)	$9,133,214
Net income	—	—	—	746,982	—	—	746,982
Other comprehensive income, net of tax	—	—	—	—	—	171,391	171,391
Common stock dividends and equivalents—$1.20 per share	—	—	—	(202,846)	—	—	(202,846)
Series F preferred stock dividends—$984.38 per share	—	—	—	(5,906)	—	—	(5,906)
Series G preferred stock dividends—$48.75 per share	—	—	—	(6,581)	—	—	(6,581)
Stock-based compensation	—	—	(12,168)	—	54,047	—	41,879
Exercise of stock options	—	—	(38)	—	105	—	67
Common shares acquired from stock compensation plan activity	—	—	—	—	(22,597)	—	(22,597)
Common stock repurchase program	—	—	—	—	(392,926)	—	(392,926)
Balance at September 30, 2025	$283,979	$1,828	$6,169,269	$4,290,807	$(898,214)	$(384,992)	$9,462,677

	Nine months ended September 30, 2024
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at December 31, 2023	$283,979	$1,828	$6,179,753	$3,282,530	$(507,523)	$(550,571)	$8,689,996
Net income	—	—	—	590,941	—	—	590,941
Other comprehensive income, net of tax	—	—	—	—	—	177,328	177,328
Common stock dividends and equivalents—$1.20 per share	—	—	—	(206,621)	—	—	(206,621)
Series F preferred stock dividends—$984.38 per share	—	—	—	(5,906)	—	—	(5,906)
Series G preferred stock dividends—$48.75 per share	—	—	—	(6,581)	—	—	(6,581)
Stock-based compensation	—	—	(13,603)	—	55,156	—	41,553
Common shares acquired from stock compensation plan activity	—	—	—	—	(16,869)	—	(16,869)
Common stock repurchase program	—	—	—	—	(65,791)	—	(65,791)
Balance at September 30, 2024	$283,979	$1,828	$6,166,150	$3,654,363	$(535,027)	$(373,243)	$9,198,050
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
(In thousands)	2025	2024
Operating Activities:
Net income	$746,982	$590,941
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	168,000	158,500
Deferred income tax expense (benefit)	31,347	(5,495)
Stock-based compensation	41,879	41,553
Depreciation and amortization of property and equipment and intangible assets	54,693	52,628
Net (accretion) and amortization of interest-earning assets and borrowings	(122,842)	(59,789)
Amortization of low-income housing tax credit investments	89,834	63,844
Reduction of ROU lease assets	22,943	23,910
Net (gain) loss on sale of investment securities	(220)	79,338
Originations of loans held for sale	(6,762)	(5,236)
Proceeds from sale of loans held for sale	7,031	6,660
Net loss on sale of factored receivables portfolio	—	15,977
Net (gain) on sale of mortgage servicing rights	—	(11,655)
(Increase) in cash surrender value of life insurance policies	(24,699)	(20,325)
(Gain) from life insurance policies	(3,042)	(9,473)
(Gain) on sale of alternative investments	(6,705)	—
Other operating activities, net	(6,224)	(46,459)
Net (increase) decrease in derivative contract assets and liabilities	(172,080)	(120,933)
Net decrease in prepaid expenses and other assets	16,167	198,151
Net (decrease) in accrued expenses and other liabilities	(95,778)	(439,153)
Net cash provided by operating activities	740,524	512,984
Investing Activities:
Purchases of available-for-sale securities	(1,423,863)	(1,631,620)
Proceeds from principal payments, maturities, and calls of available-for-sale securities	821,757	608,524
Proceeds from sale of available-for-sale securities	14,880	1,538,030
Purchases of held-to-maturity securities	—	(1,778,098)
Proceeds from principal payments, maturities, and calls of held-to-maturity securities	414,573	320,439
Net (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	(18,888)	(33,913)
Alternative investments (capital calls), net of returns of capital	(205,682)	(16,735)
Proceeds from sales of alternative investments	10,840	—
Net (increase) in loans	(3,020,789)	(1,982,260)
Proceeds from sale of loans not originated for sale	332,605	567,729
Proceeds from sale of mortgage servicing rights	—	18,310
Proceeds from sale of foreclosed properties and repossessed assets	1,795	6,962
Proceeds from sale of property and equipment	4,112	4,417
Purchases of property and equipment	(33,748)	(23,505)
Proceeds from life insurance policies	14,770	28,247
Cash paid for acquisition of HSA deposits	(674)	—
Net cash paid for acquisition of Ametros	—	(359,460)
Net cash (used for) investing activities	(3,088,312)	(2,732,933)

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Nine months ended September 30,
(In thousands)	2025	2024
Financing Activities:
Net increase in deposits	3,419,988	3,747,738
Net increase in Federal Home Loan Bank advances	450,709	750,187
Net (decrease) in securities sold under agreements to repurchase and federal funds purchased	(242,451)	(358,155)
Repayment of long-term debt	—	(132,550)
Proceeds from the issuance of long-term debt	347,389	—
Debt issuance costs	(1,636)	—
Payment of contingent consideration	(11,447)	(4,050)
Dividends paid to common stockholders	(202,312)	(206,707)
Dividends paid to preferred stockholders	(12,487)	(12,487)
Exercise of stock options	67	—
Common stock repurchase program	(389,388)	(65,402)
Common shares acquired related to stock compensation plan activity	(22,597)	(16,869)
Net cash provided by financing activities	3,335,835	3,701,705
Net increase in cash and cash equivalents	988,047	1,481,756
Cash and cash equivalents, beginning of period	2,074,434	1,715,795
Cash and cash equivalents, end of period	$3,062,481	$3,197,551
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1: Basis of Presentation and Accounting Standards Updates
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s financial condition, results of operations, and cash flows, for the three and nine months ended September 30, 2025, as compared to 2024, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
Supplemental Cash Flow Information
The following table summarizes supplemental disclosures of cash flow information and non-cash investing and financing activities:

	Nine months ended September 30,
(In thousands)	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$1,156,922	$1,234,838
Income taxes paid	74,960	110,302
Non-cash investing and financing activities:
Transfer of loans held for investment to foreclosed properties and repossessed assets	$6,353	$2,305
Transfer of returned finance lease equipment to assets held for sale	1,739	4,942
Transfer of loans held for investment to loans held for sale	364,281	652,823
Change in deposit overdrafts reclassified as loan balances	2,576	6,082
ROU lease assets obtained in exchange for operating lease liabilities	37,520	10,469
Approved commitments to fund LIHTC investments	165,999	234,877
Unsettled trades of available-for-sale securities	74,813	—
Acquisition of Ametros:
Tangible assets acquired	$—	$256,957
Goodwill and other intangible assets	—	417,085
Liabilities assumed (1)	—	299,507
Forgiveness of long-term debt	—	12,875
Pre-existing equity interest	—	2,200
(1)Reflects the sum of the $293.7 million of liabilities assumed from Ametros and the $5.8 million liability assumed for the Seller’s transaction expenses, which was included as part of the purchase price consideration and paid by the Company at closing.

Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to those accounting policies during the nine months ended September 30, 2025.
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
ASU No. 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
(Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period, including the amounts of: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depletion included in each relevant expense caption. For the employee compensation category, bank holding companies may continue to present compensation expense on the face of the income statement in accordance with Regulation S-X Rule 210.9-04. A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively are also required to be disclosed. In addition, entities must disclose the total amount of selling expenses and, in annual reporting periods, their definition of selling expenses.
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
ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting framework for internal-use software development. The amendments eliminate the requirement to evaluate software development stages and instead introduce a principles-based capitalization threshold. Under the new guidance, entities begin capitalizing costs when (i) management authorizes and commits to funding the project, and (ii) it is probable the project will be completed, and the software will be used to perform its intended function (the “probable-to-complete” threshold). The Update also relocates guidance on website development costs from Subtopic 350-50 to Subtopic 350-40 and requires capitalized internal-use software costs to be presented as a separate line item in the investing activities section of the statement of cash flows.
The Update is effective for annual periods beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2028, with early adoption permitted. The amendments may be applied using either a prospective, modified, or retrospective transition approach. The Company is currently evaluating this guidance to determine the impact on its internal-use software costs capitalization policies and financial statement presentation.

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
The Company incurred $3.1 million of professional and outside services expenses related to the acquisition of Ametros during the first quarter of 2024. The revenue and earnings related to the Ametros business since the acquisition date are included in the Company’s Condensed Consolidated Statements of Income for both the three and nine months ended September 30, 2025, and 2024, respectively, and were not material.

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
During the third quarter of 2025, the Company sold the majority of the seed portfolio loans. The transfers each met the requisite criteria to be accounted for as sales in accordance with ASC 860, Transfers and Servicing. In connection with the sales, the Company derecognized $202.0 million, in aggregate, from Loans held for sale and recognized a gain of $1.6 million in Other income on the accompanying Condensed Consolidated Statements of Income. The remainder of the seed portfolio loans are expected to be sold in the fourth quarter of 2025.
Allegacy Federal Credit Union HSA Portfolio Acquisition
On August 29, 2025, the Company acquired a portfolio of HSAs from Allegacy Federal Credit Union. The transaction was accounted for as an asset acquisition, and the Company received $6.2 million in both cash and deposits on the acquisition date. The Company also paid a 12% deposit premium based on the final settlement of deposits, which resulted in the recognition of a $0.7 million core deposit intangible asset.

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	September 30, 2025
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Government agency debentures	$222,828	$—	$(26,757)	$—	$196,071
Municipal bonds and notes	117,230	—	(9,316)	—	107,914
Agency CMO	27,955	—	(2,122)	—	25,833
Agency MBS	5,106,461	66,464	(161,070)	—	5,011,855
Agency CMBS	3,704,004	8,632	(341,389)	—	3,371,247
CMBS	822,726	553	(1,832)	—	821,447
Corporate debt	376,204	529	(26,640)	—	350,093
Private label MBS	41,857	—	(3,448)	—	38,409
Other	9,874	—	(399)	—	9,475
Total available-for-sale	$10,429,139	$76,178	$(572,973)	$—	$9,932,344

	December 31, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Fair Value
Government agency debentures	$222,767	$—	$(36,341)	$—	$186,426
Municipal bonds and notes	123,885	2	(13,011)	—	110,876
Agency CMO	32,193	—	(3,150)	—	29,043
Agency MBS	4,760,541	11,654	(252,410)	—	4,519,785
Agency CMBS	3,400,021	84	(365,713)	—	3,034,392
CMBS	630,985	411	(6,008)	—	625,388
Corporate debt	496,087	801	(43,755)	(867)	452,266
Private label MBS	44,081	—	(4,862)	—	39,219
Other	9,855	—	(650)	—	9,205
Total available-for-sale	$9,720,415	$12,952	$(725,900)	$(867)	$9,006,600
(1)Accrued interest receivable on available-for-sale securities of $37.8 million and $35.2 million at September 30, 2025, and December 31, 2024, respectively, is excluded from amortized cost and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$196,071	$(26,757)	15	$196,071	$(26,757)
Municipal bonds and notes	—	—	106,973	(9,316)	36	106,973	(9,316)
Agency CMO	—	—	25,833	(2,122)	27	25,833	(2,122)
Agency MBS	52,847	(132)	1,425,965	(160,938)	310	1,478,812	(161,070)
Agency CMBS	714,803	(15,165)	2,103,346	(326,224)	176	2,818,149	(341,389)
CMBS	270,176	(717)	182,957	(1,115)	30	453,133	(1,832)
Corporate debt	8,172	(826)	308,891	(25,814)	43	317,063	(26,640)
Private label MBS	—	—	38,409	(3,448)	3	38,409	(3,448)
Other	—	—	4,475	(399)	1	4,475	(399)
Total	$1,045,998	$(16,840)	$4,392,920	$(556,133)	641	$5,438,918	$(572,973)

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Holdings	Fair Value	Unrealized Losses
Government agency debentures	$—	$—	$186,427	$(36,341)	15	$186,427	$(36,341)
Municipal bonds and notes	859	(1)	108,013	(13,010)	57	108,872	(13,011)
Agency CMO	—	—	29,043	(3,150)	28	29,043	(3,150)
Agency MBS	2,624,722	(31,539)	1,246,818	(220,871)	370	3,871,540	(252,410)
Agency CMBS	1,468,615	(32,528)	1,540,263	(333,185)	185	3,008,878	(365,713)
CMBS	—	—	457,423	(6,008)	32	457,423	(6,008)
Corporate debt	—	—	426,805	(43,755)	59	426,805	(43,755)
Private label MBS	—	—	39,219	(4,862)	3	39,219	(4,862)
Other	—	—	9,205	(650)	2	9,205	(650)
Total	$4,094,196	$(64,068)	$4,043,216	$(661,832)	751	$8,137,412	$(725,900)
The $152.9 million decrease in gross unrealized losses of available-for-sale securities from December 31, 2024, to
September 30, 2025, is primarily due to lower market interest rates. The Company assesses each available-for-sale security that is in an unrealized loss position on a quarterly basis to determine whether the decline in fair value below the amortized cost basis is a result of any credit related factors. There was no ACL recorded on available-for-sale securities at September 30, 2025. At December 31, 2024, the ACL on available-for-sale securities was $0.9 million, which related to a single Corporate debt security. Each of the Company’s available-for-sale securities in an unrealized loss position at September 30, 2025 are investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences.
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
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	September 30, 2025
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$615	$614
After 1 year through 5 years	281,681	278,074
After 5 through 10 years	860,712	827,777
After 10 years	9,286,131	8,825,879
Total available-for-sale	$10,429,139	$9,932,344
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
The following table summarizes information related to sales of available-for-sales securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Proceeds from sales	$—	$284,698	$14,880	$1,538,030

Gross realized gains	$—	$—	$332	$2,240
Gross realized losses (1)	—	(19,597)	(112)	(84,148)
(1)For the three months and nine months ended September 30, 2024, $2.6 million of the gross losses realized on sale of available-for-sale securities was due to credit related factors and, therefore, was included in the Provision for credit losses on the accompanying Condensed Consolidated Statements of Income. There were no gross losses realized on sale of available-for-sale securities due to credit related factors for the three and nine months ended September 30, 2025. The net amounts presented as a component of non-interest income for the three and nine months ended September 30, 2025, and 2024, respectively, include the portion of any gross losses that were not due to credit related factors.

Other Information
The following table summarizes the carrying value of available-for-sale securities pledged for deposits, borrowings, and other purposes:

(In thousands)	September 30, 2025	December 31, 2024
Pledged for deposits	$2,320,525	$1,596,378
Pledged for borrowings and other	7,220,837	6,863,183
Total available-for-sale securities pledged	$9,541,362	$8,459,561
Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	September 30, 2025
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$17,581	$—	$(1,177)	$16,404	$—	$17,581
Agency MBS	2,867,864	20,480	(242,618)	2,645,726	—	2,867,864
Agency CMBS	4,300,757	—	(574,078)	3,726,679	—	4,300,757
Municipal bonds and notes	826,290	478	(38,003)	788,765	(102)	826,188
CMBS	65,115	—	(1,802)	63,313	—	65,115
Total held-to-maturity	$8,077,607	$20,958	$(857,678)	$7,240,887	$(102)	$8,077,505

	December 31, 2024
(In thousands)	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$19,847	$—	$(1,671)	$18,176	$—	$19,847
Agency MBS	3,109,411	771	(333,039)	2,777,143	—	3,109,411
Agency CMBS	4,357,505	414	(613,914)	3,744,005	—	4,357,505
Municipal bonds and notes	891,909	317	(40,266)	851,960	(171)	891,738
CMBS	65,690	—	(3,851)	61,839	—	65,690
Total held-to-maturity	$8,444,362	$1,502	$(992,741)	$7,453,123	$(171)	$8,444,191
(1)Accrued interest receivable on held-to-maturity securities of $24.5 million and $30.5 million at September 30, 2025, and December 31, 2024, respectively, is excluded from amortized cost and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
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
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Balance, beginning of period	$102	$182	$171	$209
(Benefit) for credit losses	—	(11)	(69)	(38)
Balance, end of period	$102	$171	$102	$171
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	September 30, 2025
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$5,457	$5,459
After 1 year through 5 years	170,870	165,844
After 5 through 10 years	272,743	267,542
After 10 years	7,628,537	6,802,042
Total held-to-maturity	$8,077,607	$7,240,887
Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.

Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by S&P, Moody’s, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. At September 30, 2025, and December 31, 2024, there were no speculative grade held-to-maturity securities. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	September 30, 2025
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$17,581	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,867,864	—	—	—	—	—	—
Agency CMBS	—	4,300,757	—	—	—	—	—	—
Municipal bonds and notes	299,046	153,578	234,592	112,505	9,969	4,165	—	12,435
CMBS	65,115	—	—	—	—	—	—	—
Total held-to-maturity	$364,161	$7,339,780	$234,592	$112,505	$9,969	$4,165	$—	$12,435

	December 31, 2024
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$19,847	$—	$—	$—	$—	$—	$—
Agency MBS	—	3,109,411	—	—	—	—	—	—
Agency CMBS	—	4,357,505	—	—	—	—	—	—
Municipal bonds and notes	341,187	158,327	230,986	128,692	13,761	—	4,165	14,791
CMBS	65,690	—	—	—	—	—	—	—
Total held-to-maturity	$406,877	$7,645,090	$230,986	$128,692	$13,761	$—	$4,165	$14,791
At September 30, 2025, and December 31, 2024, there were no held-to-maturity securities past due under the terms of their agreements or in non-accrual status.
Other Information
The following table summarizes the carrying value of held-to-maturity securities pledged for deposits, borrowings, and other purposes:

(In thousands)	September 30, 2025	December 31, 2024
Pledged for deposits	$2,118,078	$1,978,445
Pledged for borrowings and other	5,751,879	6,258,828
Total held-to-maturity securities pledged	$7,869,957	$8,237,273

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	September 30, 2025	December 31, 2024
Commercial non-mortgage	$19,408,782	$18,037,942
Asset-based	1,258,478	1,404,007
Commercial real estate	14,974,670	14,492,436
Multi-family	6,936,628	6,898,600
Equipment financing	1,245,549	1,235,016
Commercial portfolio	43,824,107	42,068,001
Residential	9,509,142	8,853,669
Home equity	1,377,380	1,427,692
Other consumer	341,452	155,806
Consumer portfolio	11,227,974	10,437,167
Loans and leases	$55,052,081	$52,505,168
The carrying amount of loans and leases at September 30, 2025, and December 31, 2024, includes net unamortized
(discounts)/premiums and net unamortized deferred (fees)/costs, in aggregate, of $16.2 million and $(1.8) million, respectively. Accrued interest receivable of $279.0 million and $265.0 million at September 30, 2025, and December 31, 2024, respectively, is excluded from the carrying amount of loans and leases and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. At September 30, 2025, the Company had pledged $17.4 billion and $6.6 billion of eligible loans as collateral to support borrowing capacity at the FHLB and FRB, respectively.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	September 30, 2025
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$2,766	$2,643	$400	$209,891	$215,700	$19,193,082	$19,408,782
Asset-based	—	—	—	58,730	58,730	1,199,748	1,258,478
Commercial real estate	14,054	10,802	752	194,866	220,474	14,754,196	14,974,670
Multi-family	3,083	—	—	31,646	34,729	6,901,899	6,936,628
Equipment financing	5,586	—	—	13,100	18,686	1,226,863	1,245,549
Commercial portfolio	25,489	13,445	1,152	508,233	548,319	43,275,788	43,824,107
Residential	13,198	3,817	—	17,132	34,147	9,474,995	9,509,142
Home equity	5,019	2,067	—	17,836	24,922	1,352,458	1,377,380
Other consumer	901	756	—	438	2,095	339,357	341,452
Consumer portfolio	19,118	6,640	—	35,406	61,164	11,166,810	11,227,974
Total	$44,607	$20,085	$1,152	$543,639	$609,483	$54,442,598	$55,052,081

	December 31, 2024
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$3,949	$3,318	$—	$248,078	$255,345	$17,782,597	$18,037,942
Asset-based	—	21,997	—	20,787	42,784	1,361,223	1,404,007
Commercial real estate	22,115	558	—	120,151	142,824	14,349,612	14,492,436
Multi-family	2,508	26,377	—	18,043	46,928	6,851,672	6,898,600
Equipment financing	6,096	3,300	—	19,367	28,763	1,206,253	1,235,016
Commercial portfolio	34,668	55,550	—	426,426	516,644	41,551,357	42,068,001
Residential	9,595	4,604	—	12,750	26,949	8,826,720	8,853,669
Home equity	6,273	2,381	—	21,425	30,079	1,397,613	1,427,692
Other consumer	349	162	—	124	635	155,171	155,806
Consumer portfolio	16,217	7,147	—	34,299	57,663	10,379,504	10,437,167
Total	$50,885	$62,697	$—	$460,725	$574,307	$51,930,861	$52,505,168
(1)At September 30, 2025 and December 31, 2024, there were $21.3 million and $32.7 million, respectively, of commercial loans that had reached their contractual maturity but were actively in the process of being refinanced with the Company. Due to the status of these refinancings, these commercial loans have been reported as current in the tables above.

The following table provides additional information on non-accrual loans and leases:

	September 30, 2025		December 31, 2024
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$209,891	$73,196	$248,078	$50,943
Asset-based	58,730	42,567	20,787	1,080
Commercial real estate	194,866	40,012	120,151	26,666
Multi-family	31,646	31,520	18,043	17,953
Equipment financing	13,100	227	19,367	1,809
Commercial portfolio	508,233	187,522	426,426	98,451
Residential	17,132	10,118	12,750	6,923
Home equity	17,836	10,431	21,425	12,225
Other consumer	438	2	124	3
Consumer portfolio	35,406	20,551	34,299	19,151
Total	$543,639	$208,073	$460,725	$117,602
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	Three months ended September 30,
	2025			2024
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$658,543	$63,503	$722,046	$621,720	$47,635	$669,355
Provision	21,308	22,897	44,205	49,923	3,946	53,869
Charge-offs	(37,914)	(2,034)	(39,948)	(36,362)	(997)	(37,359)
Recoveries	765	829	1,594	377	1,556	1,933
Balance, end of period	$642,702	$85,195	$727,897	$635,658	$52,140	$687,798

	Nine months ended September 30,
	2025			2024
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$635,871	$53,695	$689,566	$577,663	$58,074	$635,737
Provision (benefit)	135,146	32,897	168,043	164,884	(6,780)	158,104
Charge-offs	(133,272)	(4,532)	(137,804)	(108,179)	(3,745)	(111,924)
Recoveries	4,957	3,135	8,092	1,290	4,591	5,881
Balance, end of period (1)	$642,702	$85,195	$727,897	$635,658	$52,140	$687,798
Individually evaluated for credit losses	81,824	680	82,504	70,489	651	71,140
Collectively evaluated for credit losses	$560,878	$84,515	$645,393	$565,169	$51,489	$616,658
(1)The $38.3 million increase in the ACL on loans and leases from December 31, 2024, to September 30, 2025, is primarily due to additional reserves resulting from uncertainty in the current macroeconomic environment and loan growth, partially offset by net charge-offs and improvements in risk rating migration.
Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. Concentrations of credit risk are controlled and monitored as part of the Company’s credit policies and procedures. The Company is a regional financial services holding company in the Northeast U.S. with a commercial concentration primarily in five geographic markets: New York City, Other New York Counties, Connecticut, New Jersey, and Massachusetts; and secondarily in the Southeast and Other states. At September 30, 2025, and December 31, 2024, the Company’s concentration of credit risk associated with commercial real estate and multi-family loans, in aggregate, represented 39.8% and 40.7% of total loans and leases, respectively. At September 30, 2025, and December 31, 2024, the Company’s concentration of credit risk associated with commercial non-mortgage loans represented 35.3% and 34.4% of total loans and leases, respectively.

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

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	September 30, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$2,696,636	$2,449,010	$1,574,054	$2,099,247	$971,914	$1,484,948	$6,989,619	$18,265,428
Special mention	572	52,632	28,525	157,781	1,285	—	34,683	275,478
Substandard	60,306	54,589	161,565	250,838	89,319	55,050	195,648	867,315
Doubtful	—	—	119	—	43	371	28	561
Total commercial non-mortgage	2,757,514	2,556,231	1,764,263	2,507,866	1,062,561	1,540,369	7,219,978	19,408,782
Current period gross write-offs	4,405	1,242	7,790	8,848	663	13,624	23,371	59,943
Asset-based:
Risk rating:
Pass	2,700	212	2,490	—	—	16,740	986,303	1,008,445
Special mention	—	—	7,357	—	—	—	49,004	56,361
Substandard	1,503	—	3,610	—	—	5,042	183,517	193,672
Total asset-based	4,203	212	13,457	—	—	21,782	1,218,824	1,258,478
Current period gross write-offs	—	—	—	—	—	—	23,638	23,638
Commercial real estate:
Risk rating:
Pass	2,431,508	2,090,929	2,153,892	2,559,017	1,146,692	3,531,556	322,748	14,236,342
Special mention	—	—	16,900	99,741	—	29,713	—	146,354
Substandard	—	3,290	174,202	73,057	119,198	221,015	1,212	591,974
Total commercial real estate	2,431,508	2,094,219	2,344,994	2,731,815	1,265,890	3,782,284	323,960	14,974,670
Current period gross write-offs	—	—	24,758	257	1,283	20,271	—	46,569
Multi-family:
Risk rating:
Pass	361,676	695,137	1,292,838	1,419,177	827,130	2,074,402	—	6,670,360
Special mention	—	—	—	—	22,873	103,867	—	126,740
Substandard	—	—	14,259	16,568	38,921	69,780	—	139,528
Total multi-family	361,676	695,137	1,307,097	1,435,745	888,924	2,248,049	—	6,936,628
Current period gross write-offs	—	—	—	—	—	376	—	376
Equipment financing:
Risk rating:
Pass	345,323	328,246	168,627	138,978	74,818	116,420	—	1,172,412
Special mention	—	1,547	4,162	13,526	1,212	1,960	—	22,407
Substandard	3,437	788	11,889	18,091	9,742	6,783	—	50,730
Total equipment financing	348,760	330,581	184,678	170,595	85,772	125,163	—	1,245,549
Current period gross write-offs	1,568	—	67	1,102	9	—	—	2,746
Total commercial portfolio	5,903,661	5,676,380	5,614,489	6,846,021	3,303,147	7,717,647	8,762,762	43,824,107
Current period gross write-offs	$5,973	$1,242	$32,615	$10,207	$1,955	$34,271	$47,009	$133,272

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$2,917,048	$1,916,905	$2,818,720	$1,100,575	$562,252	$1,211,312	$6,325,637	$16,852,449
Special mention	31,587	66,770	156,555	51,055	30,669	4,203	44,017	384,856
Substandard	56,307	125,735	237,362	92,134	16,466	63,998	208,608	800,610
Doubtful	—	—	—	1	—	25	1	27
Total commercial non-mortgage	3,004,942	2,109,410	3,212,637	1,243,765	609,387	1,279,538	6,578,263	18,037,942
Current period gross write-offs	—	11,894	45,308	10,668	3,842	3,385	15,169	90,266
Asset-based:
Risk rating:
Pass	1,250	11,684	—	—	—	20,255	1,132,901	1,166,090
Special mention	—	—	—	—	—	5,226	90,372	95,598
Substandard	—	2,562	—	—	—	1,239	138,518	142,319
Total asset-based	1,250	14,246	—	—	—	26,720	1,361,791	1,404,007
Current period gross write-offs	—	—	—	—	—	—	6,091	6,091
Commercial real estate:
Risk rating:
Pass	1,867,468	2,334,965	3,186,098	1,462,814	944,367	3,465,817	197,998	13,459,527
Special mention	—	12,809	175,252	37,307	37,469	64,483	—	327,320
Substandard	—	131,108	69,829	121,139	112,582	262,079	8,852	705,589
Total commercial real estate	1,867,468	2,478,882	3,431,179	1,621,260	1,094,418	3,792,379	206,850	14,492,436
Current period gross write-offs	—	854	1,244	1,579	15,477	22,674	—	41,828
Multi-family:
Risk rating:
Pass	582,363	1,394,855	1,314,395	862,273	245,802	2,179,207	16,991	6,595,886
Special mention	—	14,365	93,396	18,790	70,908	8,588	—	206,047
Substandard	—	—	16,761	27,102	26,720	26,084	—	96,667
Total multi-family	582,363	1,409,220	1,424,552	908,165	343,430	2,213,879	16,991	6,898,600
Current period gross write-offs	—	—	—	4,955	6,264	11,678	—	22,897
Equipment financing:
Risk rating:
Pass	382,783	242,440	207,081	126,399	83,838	124,910	—	1,167,451
Special mention	1,298	231	—	55	—	—	—	1,584
Substandard	572	16,228	18,341	16,970	5,514	8,356	—	65,981
Total equipment financing	384,653	258,899	225,422	143,424	89,352	133,266	—	1,235,016
Current period gross write-offs	—	5,146	1,705	52	—	3,475	—	10,378
Total commercial portfolio	5,840,676	6,270,657	8,293,790	3,916,614	2,136,587	7,445,782	8,163,895	42,068,001
Current period gross write-offs	$—	$17,894	$48,257	$17,254	$25,583	$41,212	$21,260	$171,460

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	September 30, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$367,226	$582,661	$313,549	$921,560	$1,099,391	$1,300,499	$—	$4,584,886
740-799	559,166	459,523	198,952	497,540	578,886	774,682	—	3,068,749
670-739	118,561	142,963	95,089	298,076	241,193	617,706	—	1,513,588
580-669	10,224	19,258	18,108	53,444	42,022	103,325	—	246,381
579 and below	424	885	6,578	18,868	20,453	48,330	—	95,538
Total residential	1,055,601	1,205,290	632,276	1,789,488	1,981,945	2,844,542	—	9,509,142
Current period gross write-offs	—	—	—	—	—	37	—	37
Home equity:
Risk rating:
800+	10,301	10,401	25,419	24,302	29,794	68,963	354,983	524,163
740-799	11,305	10,944	16,422	15,888	21,661	37,124	316,447	429,791
670-739	7,796	11,077	11,647	9,303	10,566	30,560	218,735	299,684
580-669	987	1,617	2,343	3,681	2,630	9,204	66,162	86,624
579 and below	—	241	1,441	2,113	809	4,669	27,845	37,118
Total home equity	30,389	34,280	57,272	55,287	65,460	150,520	984,172	1,377,380
Current period gross write-offs	—	50	—	—	—	28	166	244
Other consumer:
Risk rating:
800+	7,087	6,013	303	100	1,708	172	14,614	29,997
740-799	59,581	56,116	450	209	57	153	2,523	119,089
670-739	88,409	81,214	284	212	165	149	15,861	186,294
580-669	1,852	2,096	81	99	33	93	1,101	5,355
579 and below	11	51	96	50	33	16	460	717
Total other consumer	156,940	145,490	1,214	670	1,996	583	34,559	341,452
Current period gross write-offs	2,011	2,041	12	10	8	27	142	4,251
Total consumer portfolio	1,242,930	1,385,060	690,762	1,845,445	2,049,401	2,995,645	1,018,731	11,227,974
Current period gross write-offs	$2,011	$2,091	$12	$10	$8	$92	$308	$4,532

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$312,771	$299,006	$909,109	$1,097,807	$433,950	$956,478	$—	$4,009,121
740-799	649,118	258,699	567,545	656,599	235,749	623,989	—	2,991,699
670-739	172,886	123,354	317,373	271,247	80,318	550,252	—	1,515,430
580-669	16,643	13,382	55,507	35,292	16,738	109,240	—	246,802
579 and below	237	2,680	12,617	21,387	3,791	49,905	—	90,617
Total residential	1,151,655	697,121	1,862,151	2,082,332	770,546	2,289,864	—	8,853,669
Current period gross write-offs	—	—	—	—	—	147	—	147
Home equity:
Risk rating:
800+	12,313	25,226	23,512	32,695	22,705	53,844	365,741	536,036
740-799	12,238	21,831	20,718	23,517	10,861	33,703	330,691	453,559
670-739	11,416	14,298	12,732	13,074	6,242	28,638	224,449	310,849
580-669	1,755	2,570	1,685	2,172	754	9,471	67,745	86,152
579 and below	58	799	2,401	726	429	4,254	32,429	41,096
Total home equity	37,780	64,724	61,048	72,184	40,991	129,910	1,021,055	1,427,692
Current period gross write-offs	—	—	—	—	2	444	351	797
Other consumer:
Risk rating:
800+	4,920	312	218	1,765	50	284	31,549	39,098
740-799	45,001	721	301	165	124	266	3,550	50,128
670-739	57,952	432	372	313	220	188	3,349	62,826
580-669	1,417	116	105	69	25	81	1,150	2,963
579 and below	29	93	63	28	9	—	569	791
Total other consumer	109,319	1,674	1,059	2,340	428	819	40,167	155,806
Current period gross write-offs	3,467	17	34	20	113	193	222	4,066
Total consumer portfolio	1,298,754	763,519	1,924,258	2,156,856	811,965	2,420,593	1,061,222	10,437,167
Current period gross write-offs	$3,467	$17	$34	$20	$115	$784	$573	$5,010
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
At September 30, 2025, and December 31, 2024, the carrying amount of collateral dependent loans was $267.7 million and $139.5 million, respectively, for commercial loans and leases, and $29.0 million and $29.1 million, respectively, for consumer loans. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At September 30, 2025, and December 31, 2024, the collateral value associated with collateral dependent loans and leases was $309.3 million and $200.1 million, respectively.
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
The following tables summarize the amortized cost basis at September 30, 2025, and 2024, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	Three months ended September 30, 2025
				Combination
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$5,703	$38,131	$144	$33,230	$77,208	0.4%
Asset-based	—	7,762	16,500	—	—	24,262	1.9
Commercial real estate	—	15,757	773	52,594	—	69,124	0.5
Multi-family	—	8,767	—	—	—	8,767	0.1
Equipment financing	45	709	—	—	—	754	0.1
Residential	—	98	—	1,512	—	1,610	—
Home equity	—	189	—	—	—	189	—
Total (1)	$45	$38,985	$55,404	$54,250	$33,230	$181,914	0.3%

	Nine months ended September 30, 2025
				Combination
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	Interest Rate Reduction & Payment Delay	Term Extension, Interest Rate Reduction, & Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$83,086	$48,203	$627	$47,289	$—	$72	$179,277	0.9%
Asset-based	—	19,811	16,500	—	—	—	—	36,311	2.9
Commercial real estate	—	46,317	1,280	52,594	—	—	—	100,191	0.7
Multi-family	1,948	15,106	—	—	—	13,242	—	30,296	0.4
Equipment financing	45	4,511	—	—	—	—	—	4,556	0.4
Residential	—	98	—	2,398	—	—	—	2,496	—
Home equity	—	189	—	40	—	—	—	229	—
Total (1)	$1,993	$169,118	$65,983	$55,659	$47,289	$13,242	$72	$353,356	0.6%

	Three months ended September 30, 2024
(Dollars in thousands)	Term Extension	Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$33,694	$—	$280	$33,974	0.2%
Asset-based	17,142	—	—	17,142	1.2
Commercial real estate	23,940	—	—	23,940	0.2
Equipment financing	276	—	—	276	—
Residential	48	—	682	730	—
Home equity	322	—	—	322	—
Total (1)	$75,422	$—	$962	$76,384	0.1%

	Nine months ended September 30, 2024
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$10	$112,098	$34,669	$1,209	$147,986	0.9%
Asset-based	—	24,809	—	—	24,809	1.7
Commercial real estate	—	63,697	356	—	64,053	0.4
Multi-family	—	6,109	—	—	6,109	0.1
Equipment financing	—	744	—	—	744	0.1
Residential	622	48	—	815	1,485	—
Home equity	—	367	—	120	487	—
Total (1)	$632	$207,872	$35,025	$2,144	$245,673	0.5%
(1)The total amortized cost excludes accrued interest receivable of $1.4 million and $0.2 million for the three months ended September 30, 2025, and 2024, respectively, and $2.0 million and $0.6 million for the nine months ended September 30, 2025, and 2024, respectively.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three months ended September 30, 2025
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.4 years
Asset-based	Extended term by a weighted average of 0.8 years
Commercial real estate	Extended term by a weighted average of 0.8 years
Multi-family	Extended term by a weighted average of 2.6 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 0.5 years
Asset-based	Provided payment deferrals for a weighted average of 0.3 years
Combination - Term Extension & Interest Rate Reduction:
Commercial real estate	Extended term by a weighted average of 0.4 years and reduced weighted average interest rate by 3.6%
Residential	Extended term by a weighted average of 1.6 years and reduced weighted average interest rate by 4.0%
Combination - Term Extension & Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 0.2 years and provided payment deferrals for a weighted average of 0.1 years

Nine months ended September 30, 2025
Financial Effect (1)
Interest Rate Reduction:
Multi-family	Reduced weighted average interest rate by 2.0%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.4 years
Asset-based	Extended term by a weighted average of 0.9 years
Commercial real estate	Extended term by a weighted average of 0.8 years
Multi-family	Extended term by a weighted average of 2.8 years
Equipment financing	Extended term by a weighted average of 1.8 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 0.9 years
Asset-based	Provided payment deferrals for a weighted average of 0.3 years
Combination - Term Extension & Interest Rate Reduction:
Commercial real estate	Extended term by a weighted average of 0.4 years and reduced weighted average interest rate by 3.6%
Residential	Extended term by a weighted average of 1.6 years and reduced weighted average interest rate by 4.0%
Combination - Term Extension & Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 0.3 years and provided payment deferrals for a weighted average of 0.3 years
Combination - Interest Rate Reduction & Payment Delay:
Multi-family	Reduced weighted average interest rate by 2.0% and provided payment deferrals for a weighted average of 0.8 years

Three months ended September 30, 2024
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.9 years
Asset-based	Extended term by a weighted average of 3.9 years
Commercial real estate	Extended term by a weighted average of 1.0 year

Nine months ended September 30, 2024
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.7 years
Asset-based	Extended term by a weighted average of 2.9 years
Commercial real estate	Extended term by a weighted average of 1.1 years
Multi-family	Extended term by a weighted average of 1.4 years
Payment Delay:
Commercial non-mortgage	Provided partial payment deferrals for a weighted average of 0.5 years
(1)Certain disclosures related to financial effects of modifications do not include those deemed to be immaterial.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables summarize the aging of loans that had been modified in the 12 months preceding September 30, 2025 and September 30, 2024:

	September 30, 2025
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$98,856	$—	$—	$—	$127,279	$226,135
Asset-based	36,312	—	—	—	—	36,312
Commercial real estate	95,398	1,524	4,877	—	8,119	109,918
Multi-family	28,348	—	—	—	1,948	30,296
Equipment financing	3,802	—	—	—	754	4,556
Residential	2,253	—	—	—	414	2,667
Home equity	405	—	—	—	276	681
Total	$265,374	$1,524	$4,877	$—	$138,790	$410,565

	September 30, 2024
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$35,166	$799	$—	$—	$113,269	$149,234
Asset-based	24,809	—	—	—	—	24,809
Commercial real estate	41,210	—	—	—	22,843	64,053
Multi-family	—	—	—	—	6,109	6,109
Equipment financing	130	333	—	—	539	1,002
Residential	1,571	—	—	—	48	1,619
Home equity	182	—	—	—	305	487
Total	$103,068	$1,132	$—	$—	$143,113	$247,313
There were $15.4 million of commercial non-mortgage loans that had been modified in the form of term extensions with borrowers experiencing financial difficulty in the 12 months preceding September 30, 2025, that had a payment default during the three and nine months ended September 30, 2025.
Loans that had been modified with borrowers experiencing financial difficulty in the 12 months preceding September 30, 2024, that had a payment default during the three months ended September 30, 2024, were not significant. There were $17.8 million of commercial non-mortgage loans that had been modified in the form of term extensions with borrowers experiencing financial difficulty in the 12 months preceding September 30, 2024, that had a payment default during the nine months ended September 30, 2024. These loans were re-modified again in the form of term extensions during the three months ended June 30, 2024.
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

Note 5: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	September 30, 2025	December 31, 2024
Balance, beginning of period	$2,868,068	$2,631,465
Ametros acquisition (1)	—	236,603
Balance, end of period	$2,868,068	$2,868,068
(1)Reflects the $228.2 million of goodwill recorded in connection with the Ametros acquisition in January 2024, and $8.4 million of other adjustments. The allocation of the purchase price and goodwill calculation for the Ametros acquisition was considered final as of December 31, 2024.
Information regarding goodwill by reportable segment can be found within Note 15: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	September 30, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits (1)	$329,511	$92,931	$236,580	$328,837	$76,795	$252,042
Customer relationships	122,063	56,831	65,232	122,063	47,186	74,877
Non-competition agreement	4,000	2,200	1,800	4,000	1,600	2,400
Trade name	6,100	2,033	4,067	6,100	1,118	4,982
Total other intangible assets	$461,674	$153,995	$307,679	$461,000	$126,699	$334,301
(1)The increase in the gross carrying amount of Core deposits reflects the asset acquisition of Allegacy Federal Credit Union HSAs, as previously discussed in Note 2: Business Developments. The associated $0.7 million core deposit intangible asset is being amortized over an estimated useful life of 9 years using a 1.5% declining balance approach.
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	September 30, 2025
Remainder of 2025	$8,791
2026	34,182
2027	33,116
2028	30,231
2029	28,357
Thereafter	173,002

Note 6: Deposits
The following table summarizes deposits by type:

(In thousands)	September 30, 2025	December 31, 2024
Non-interest-bearing:
Demand	$10,491,975	$10,316,501
Interest-bearing:
Checking	10,723,584	9,834,790
Health savings accounts	9,135,425	8,951,031
Money market	23,188,134	20,433,250
Savings	7,060,713	6,982,554
Time deposits	7,575,813	8,234,954
Total interest-bearing	$57,683,669	$54,436,579
Total deposits	$68,175,644	$64,753,080

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$2,037,759	$3,181,298
Aggregate amount of time deposit accounts that exceeded the FDIC limit (2)	1,525,325	1,407,077
Deposit overdrafts reclassified as loan balances	4,570	7,146
(1)Excludes money market deposits received through interSYNC of $9.2 billion at September 30, 2025, and $7.3 billion at December 31, 2024.
(2)Excludes an aggregate amount of time deposit accounts that were at the FDIC limit of $11.3 million at September 30, 2025, and $16.8 million at December 31, 2024.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	September 30, 2025
Remainder of 2025	$4,185,109
2026	3,287,469
2027	41,806
2028	20,409
2029	16,908
Thereafter	24,112
Total time deposits	$7,575,813

Note 7: Borrowings
Securities Sold Under Agreements to Repurchase and Federal Funds Purchased
The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$101,717	0.12%	$344,168	2.98%
Securities sold under agreements to repurchase and federal funds purchased (2)	$101,717	0.12%	$344,168	2.98%
(1)Securities sold under agreements to repurchase have an original maturity date of one year or less for the periods presented.
(2)There were no outstanding federal funds purchased at September 30, 2025, and December 31, 2024.
The Company’s repurchase agreement counterparties are limited to primary dealers in government securities and commercial and municipal customers through the Corporate Treasury function. The Company has the right of offset with respect to repurchase agreement assets and liabilities with the same counterparty when master netting agreements are in place. Securities sold under agreements to repurchase are presented as gross transactions at September 30, 2025, and December 31, 2024, since only liabilities are outstanding. Agency MBS securities, which had an aggregate market value of $103.0 million and $358.4 million at September 30, 2025, and December 31, 2024, respectively, are pledged to secure repurchase agreements. These Agency MBS securities are subject to changes in market value and, therefore, the Company may increase or decrease the level of securities pledged as collateral based upon movements in market value.
The following tables represent the offsetting of repurchase agreements that are subject to master netting agreements:

September 30, 2025
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
(1)Amounts disclosed are limited to the balance of securities sold under agreements to repurchase reported on the accompanying Condensed Consolidated Balance Sheets that are subject to master netting agreements and, accordingly, exclude excess collateral pledged. At December 31, 2024, Agency MBS with a carrying amount of $220.6 million was pledged as collateral against such securities sold under agreements to repurchase, resulting in an excess collateral positions of $10.6 million.

FHLB Advances
The following table summarizes information for FHLB advances:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Total Outstanding	Weighted- Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$2,550,000	4.12%	$2,100,000	4.50%
After 1 but within 2 years	—	—	—	—
After 2 but within 3 years	410	1.37	218	—
After 3 but within 4 years	—	—	215	2.75
After 4 but within 5 years	622	1.75	642	1.75
After 5 years	9,785	1.82	9,033	2.02
Total FHLB advances	$2,560,817	4.11%	$2,110,108	4.49%

Aggregate market value of assets pledged as collateral	$16,427,945		$16,581,133
Remaining borrowing capacity at FHLB	8,336,636		8,670,348
The Bank may borrow up to a discounted amount of eligible loans and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential, multi-family, and commercial real estate loans, home equity lines of credit, Agency MBS, and Agency CMO. The Bank was in compliance with its FHLB collateral requirements at September 30, 2025, and December 31, 2024.
Long-term Debt
The following table summarizes long-term debt:

(Dollars in thousands)		September 30, 2025	December 31, 2024
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	$318,736	$322,751
Subordinated floating-rate notes due December 30, 2029 (2)		274,000	274,000
3.875%	Subordinated fixed-to-floating rate notes due November 1, 2030 (3)	225,000	225,000
5.784%	Fixed-rate reset subordinated notes due September 11, 2035	350,000	—
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (4)		77,320	77,320
Total senior and subordinated debt		1,245,056	899,071
Discount on senior fixed-rate notes		(348)	(423)
Debt issuance cost on senior fixed-rate notes		(936)	(1,137)
Premium on subordinated floating-rate notes and subordinated fixed-to-floating rate notes		10,087	11,674
Discount on fixed-rate reset subordinated notes		(2,611)	—
Debt issuance cost on fixed-rate reset subordinated notes		(1,636)	—
Long-term debt (5)		$1,249,612	$909,185
(1)The Company de-designated its fair value hedging relationship on these senior fixed-rate notes in 2020. A basis adjustment of $18.7 million and $22.8 million at September 30, 2025, and December 31, 2024, respectively, is included in the carrying value and is being amortized over the remaining life of the senior fixed-rate notes.
(2)The interest rate on the 2029 subordinated floating-rate notes varies quarterly based on 3-month term SOFR plus 253 basis points, which yielded 6.51% at September 30, 2025, and 6.84% at December 31, 2024.
(3)On September 23, 2025, the Company delivered formal notice of its election to redeem all outstanding 3.875% subordinated fixed-to-floating rate notes due 2030 on November 1, 2025. Additional information regarding this redemption of long-term debt can be found within Note 18: Subsequent Events.
(4)The interest rate on the Webster Statutory Trust I floating-rate notes varies quarterly based on 3-month SOFR plus a credit spread adjustment plus a market spread of 2.95%, which yielded 7.23% at September 30, 2025, and 7.56% at December 31, 2024.
(5)The classification of debt as long-term is based on the initial term of greater than one year as of the date of issuance.

2035 Subordinated Notes. On September 11, 2025, the Company issued $350.0 million in aggregate principal amount of 5.784% fixed-rate reset subordinated notes due on September 11, 2035 (the 2035 subordinated notes). The 2035 subordinated notes are not convertible or exchangeable, and interest is payable semi-annually in arrears on March 11 and September 11 of each year. Prior to September 11, 2030, the interest rate is fixed at 5.784%. On and after September 30, 2030, through the earlier of maturity or redemption, the 2035 subordinated notes will bear interest at a rate per annum equal to the U.S. Treasury Rate for a five-year maturity plus 212.5 basis points. The 2035 subordinated notes may be redeemed by the Company (i) in whole, but not in part, on September 11, 2030, (ii) in whole or in part, at any time or from time to time, on or after June 11, 2035, at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) upon the occurrence of certain events.
Additional information regarding the Company’s long-term debt can be found within Note 11: Borrowings in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 8: Stockholders’ Equity
The following table summarizes the changes in shares of preferred and common stock issued and common stock held as treasury shares:

	Preferred Stock Series F Issued	Preferred Stock Series G Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at June 30, 2025	6,000	135,000	182,778,045	15,694,782	167,083,263
Stock compensation plan activity (1)	—	—	—	37,429	(37,429)
Stock options exercised	—	—	—	(2,114)	2,114
Common stock repurchase program	—	—	—	2,231,026	(2,231,026)
Balance at September 30, 2025	6,000	135,000	182,778,045	17,961,123	164,816,922

Balance at June 30, 2024	6,000	135,000	182,778,045	11,376,158	171,401,887
Stock compensation plan activity (1)	—	—	—	(26,577)	26,577
Balance at September 30, 2024	6,000	135,000	182,778,045	11,349,581	171,428,464

	Preferred Stock Series F Issued	Preferred Stock Series G Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2024	6,000	135,000	182,778,045	11,386,920	171,391,125
Stock compensation plan activity (1)	—	—	—	(744,677)	744,677
Stock options exercised	—	—	—	(2,114)	2,114
Common stock repurchase program	—	—	—	7,320,994	(7,320,994)
Balance at September 30, 2025	6,000	135,000	182,778,045	17,961,123	164,816,922

Balance at December 31, 2023	6,000	135,000	182,778,045	10,756,089	172,021,956
Stock compensation plan activity (1)	—	—	—	(814,934)	814,934
Common stock repurchase program	—	—	—	1,408,426	(1,408,426)
Balance at September 30, 2024	6,000	135,000	182,778,045	11,349,581	171,428,464
(1)Reflects (i) common shares issued (to) from Treasury stock for time-based restricted stock award grants, net of forfeitures, and the vesting of performance-based restricted stock awards of (30,559) and 32,079, in aggregate, during the three months ended September 30, 2025, and 2024, respectively, and 1,144,321 and 1,169,968, in aggregate, during the nine months ended September 30, 2025, and 2024, respectively; less (ii) common shares acquired outside of the Company’s common stock repurchase program related to stock compensation plan activity of 6,870 and 5,502 during the three months ended September 30, 2025, and 2024, respectively, and 399,644 and 355,034 during the nine months ended September 30, 2025, and 2024, respectively.
Common Stock Repurchase Program
The Company maintains a common stock repurchase program, which was approved by the Board of Directors on
October 24, 2017, that permits management to repurchase shares of Webster common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. On April 30, 2025, the Board of Directors increased the Company’s authority to repurchase shares of Webster common stock under the repurchase program by $700.0 million. During the three and nine months ended September 30, 2025, the Company repurchased 2,231,026 and 7,320,994 shares, respectively, under the repurchase program at a weighted-average price of $58.17 and $53.19 per share, respectively, totaling $129.8 million and $389.4 million, respectively. At September 30, 2025, the Company’s remaining repurchase authority was $538.6 million.
Preferred Stock
Information regarding the Company’s preferred stock can be found within Note 12: Stockholders’ Equity in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 9: Accumulated Other Comprehensive (Loss), Net of Tax
The following tables summarize the change in each component of accumulated other comprehensive (loss), net of the related tax impact:

	Three months ended September 30, 2025				Nine months ended September 30, 2025
(In thousands)	Investment Securities Available- for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Investment Securities Available-for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(414,879)	$2,528	$(25,911)	$(438,262)	$(520,318)	$(9,600)	$(26,465)	$(556,383)
Other comprehensive income (loss) before reclassifications	52,180	(1,190)	—	50,990	158,004	6,606	—	164,610
Amounts reclassified from accumulated other comprehensive (loss) income	—	2,003	277	2,280	(385)	6,335	831	6,781
Other comprehensive income, net of tax	52,180	813	277	53,270	157,619	12,941	831	171,391
Balance, end of period	$(362,699)	$3,341	$(25,634)	$(384,992)	$(362,699)	$3,341	$(25,634)	$(384,992)

	Three months ended September 30, 2024				Nine months ended September 30, 2024
(In thousands)	Investment Securities Available- for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Investment Securities Available-for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(563,530)	$(34,468)	$(29,901)	$(627,899)	$(517,450)	$(2,869)	$(30,252)	$(550,571)
Other comprehensive income (loss) before reclassifications	191,541	37,238	(347)	228,432	104,980	(10,942)	(954)	93,084
Amounts reclassified from accumulated other comprehensive (loss)	16,975	8,821	428	26,224	57,456	25,402	1,386	84,244
Other comprehensive income, net of tax	208,516	46,059	81	254,656	162,436	14,460	432	177,328
Balance, end of period	$(355,014)	$11,591	$(29,820)	$(373,243)	$(355,014)	$11,591	$(29,820)	$(373,243)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss):

Accumulated Other Comprehensive (Loss) Components	Three months ended		Nine months ended		Associated Line Item on the Condensed Consolidated Statements of Income
	September 30,		September 30,
	2025	2024	2025	2024
(In thousands)
Investment securities available-for-sale:
Net unrealized gains (losses) (1)	$—	$(23,156)	$528	$(78,340)	Non-interest income (2)
Tax (expense) benefit	—	6,181	(143)	20,884	Income tax expense
Net of tax	$—	$(16,975)	$385	$(57,456)
Derivative financial instruments:
Interest payments (3)	$(2,748)	$(12,060)	$(8,692)	$(34,182)	Interest and fees on loans and leases
Hedge terminations	—	—	—	(34)	Long-term debt interest expense
Premium amortization	—	(44)	—	(533)	Interest and fees on loans and leases
Tax benefit	745	3,283	2,357	9,347	Income tax expense
Net of tax	$(2,003)	$(8,821)	$(6,335)	$(25,402)
Defined benefit pension and other postretirement benefit plans:
Actuarial net loss amortization	$(380)	$(587)	$(1,140)	$(1,902)	Other expense
Tax benefit	103	159	309	516	Income tax expense
Net of tax	$(277)	$(428)	$(831)	$(1,386)
(1)Reclassification adjustments for net unrealized gains (losses) on investment securities available-for-sale that were sold during the reporting period are determined by reference to the unrealized gain or loss reported in the previous reporting period.
(2)Gains and losses realized on sale of investment securities available-for-sale are generally included as a component of non-interest income on the accompanying Condensed Consolidated Statements of Income unless any portion or all of the loss is due to credit related factors, in which the amount is then included in the Provision for credit losses. Additional information regarding the presentation of gains and losses realized on sale of investment securities available-for-sale for the three and nine months ended September 30, 2025, and 2024, respectively, can be found within Note 3: Investment Securities.
(3)Over the next 12 months, an estimated $(2.4) million related to cash flow hedge gain or loss will be reclassified from AOCL, increasing Interest and fees on loans and leases as hedge interest payments are made.

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
At September 30, 2025, and December 31, 2024, both the Company and the Bank were classified as “well-capitalized.”
The following tables provides information on the capital ratios for the Company and the Bank:

	September 30, 2025
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,480,775	11.39%	$2,560,333	4.5%	$3,698,259	6.5%
Tier 1 Risk-Based Capital	6,764,754	11.89	3,413,778	6.0	4,551,703	8.0
Total Risk-Based Capital	8,352,757	14.68	4,551,703	8.0	5,689,629	10.0
Tier 1 Leverage Capital	6,764,754	8.51	3,179,258	4.0	3,974,073	5.0
Webster Bank
CET1 Risk-Based Capital	$7,161,572	12.60%	$2,558,316	4.5%	$3,695,346	6.5%
Tier 1 Risk-Based Capital	7,161,572	12.60	3,411,088	6.0	4,548,118	8.0
Total Risk-Based Capital	7,872,291	13.85	4,548,118	8.0	5,685,147	10.0
Tier 1 Leverage Capital	7,161,572	9.02	3,176,821	4.0	3,971,026	5.0

	December 31, 2024
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,318,876	11.54%	$2,464,542	4.5%	$3,559,895	6.5%
Tier 1 Risk-Based Capital	6,602,855	12.06	3,286,057	6.0	4,381,409	8.0
Total Risk-Based Capital	7,800,717	14.24	4,381,409	8.0	5,476,761	10.0
Tier 1 Leverage Capital	6,602,855	8.70	3,034,369	4.0	3,792,961	5.0
Webster Bank
CET1 Risk-Based Capital	$6,847,474	12.53%	$2,460,031	4.5%	$3,553,378	6.5%
Tier 1 Risk-Based Capital	6,847,474	12.53	3,280,042	6.0	4,373,389	8.0
Total Risk-Based Capital	7,512,143	13.74	4,373,389	8.0	5,466,736	10.0
Tier 1 Leverage Capital	6,847,474	9.04	3,031,190	4.0	3,788,988	5.0
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

Dividend Restrictions
The Holding Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed net income for that year combined with undistributed net income for the preceding two years. The Bank paid the Holding Company dividends of $200.0 million and $500.0 million for the three and nine months ended September 30, 2025, respectively, and $100.0 million and $400.0 million for the three and nine months ended September 30, 2024, respectively, for which no express approval from the OCC was required.
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
The following table summarizes the Company’s LIHTC investments and related unfunded commitments:

(In thousands)	September 30, 2025	December 31, 2024
Gross investment in LIHTC investments	$1,605,461	$1,439,461
Accumulated amortization	(311,935)	(222,101)
Net investment in LIHTC investments	$1,293,526	$1,217,360

Unfunded commitments for LIHTC investments	$710,490	$720,890
The aggregate carrying value of the Company’s LIHTC investments and the related unfunded commitments are included in Accrued interest receivable and other assets and Accrued expenses and other liabilities, respectively, on the accompanying Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss related to its LIHTC investments is generally the aggregate carrying value as of each reporting date. However, income tax credits recognized related to these investments are subject to recapture by taxing authorities for up to a period of 15 years based on compliance provisions that are required to be met at the project level. During the nine months ended September 30, 2025, and 2024, there were $166.0 million and $234.9 million of commitments approved to fund LIHTC investments, respectively.
The following table summarizes the amount of income tax credits and other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, which are recognized as a component of income tax expense on the accompanying Condensed Consolidated Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Income tax credits and other income tax benefits from LIHTC investments	$(26,982)	$(30,406)	$(108,781)	$(85,612)
Investment amortization from LIHTC investments	23,162	21,595	89,834	63,844
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
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a VIE, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company’s other non-marketable investments was $246.9 million and $216.5 million at September 30, 2025, and December 31, 2024, respectively, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $374.3 million and $332.8 million, respectively. Additional information regarding other non-marketable investments can be found within Note 14: Fair Value Measurements.

Note 12: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$261,217	$192,985	$746,982	$590,941
Less: Preferred stock dividends	4,162	4,162	12,487	12,487
Income allocated to participating securities	3,004	2,024	8,339	6,136
Net income applicable to common stockholders	$254,051	$186,799	$726,156	$572,318

Weighted-average common shares outstanding - basic	164,138	169,569	166,386	169,898
Add: Effect of dilutive stock options and restricted stock	318	325	352	328
Weighted-average common shares - diluted	164,456	169,894	166,738	170,226

Earnings per common share - basic	$1.55	$1.10	$4.36	$3.37
Earnings per common share - diluted	1.54	1.10	4.36	3.36
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
Potential common shares from performance-based restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive under the treasury stock method were zero for the three and nine months ended September 30, 2025, and 2024. Additional information regarding stock awards under the Company’s stock incentive plan can be found within Note 20: Share-Based Plans in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	September 30, 2025
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated in hedge relationships:
Interest rate derivatives (1)	$4,250,000	$5,951	$1,000,000	$645
Not designated in hedge relationships:
Interest rate derivatives (1)	9,182,657	234,279	9,328,401	233,509
Mortgage banking derivatives	938	6	—	—
Other (2)	325,308	209	1,000,122	520
Total not designated as hedging instruments	9,508,903	234,494	10,328,523	234,029
Gross derivative instruments, before netting	$13,758,903	240,445	$11,328,523	234,674
Less: Master netting agreements		69,860		69,860
Cash collateral pledged		88,707		11,630
Total derivative instruments, after netting		$81,878		$153,184

	December 31, 2024
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated in hedge relationships:
Interest rate derivatives (1)	$750,000	$719	$4,250,000	$13,169
Not designated in hedge relationships:
Interest rate derivatives (1)	8,693,493	300,120	8,728,767	298,296
Mortgage banking derivatives	584	3	—	—
Other (2)	337,370	1,300	833,449	96
Total not designated as hedging instruments	9,031,447	301,423	9,562,216	298,392
Gross derivative instruments, before netting	$9,781,447	302,142	$13,812,216	311,561
Less: Master netting agreements		31,881		31,881
Cash collateral pledged		251,212		80
Total derivative instruments, after netting		$19,049		$279,600
(1)The notional amount of interest rate swaps that were centrally-cleared through clearing housings was $99.1 million at September 30, 2025, and $71.1 million at December 31, 2024, for asset derivatives, and $84.2 million at September 30, 2025 and zero at December 31, 2024, for liability derivatives. Interest rate swaps that are centrally-cleared through clearing houses are “settled-to-market” and considered a single unit of account. In accordance with their rule books, clearing houses record the variation margin transferred for settled-to-market derivatives as a legal settlement of the derivative contract (i.e., the variation margin legally settles the outstanding exposure, but does not result in any other change or reset of the contractual terms of the derivative). The fair values of the Company’s settled-to-market interest rate swaps are presented net on the accompanying Condensed Consolidated Balance Sheets and approximated zero.
(2)Other derivatives not designated in hedge relationships include foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. Notional amounts of risk participation agreements were $301.0 million at September 30, 2025, and $294.5 million at December 31, 2024, for asset derivatives, and $953.7 million at September 30, 2025, and $796.6 million at December 31, 2024, for liability derivatives, all of which had immaterial related fair values.

The following tables represent the off-setting derivative financial instruments that are subject to master netting agreements:

	September 30, 2025
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$158,589	$69,860	$88,729	$—	$88,707	$22
Liability derivatives	82,949	69,860	13,089	—	11,630	1,459

	December 31, 2024
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$283,185	$31,881	$251,304	$—	$251,212	$92
Liability derivatives	32,218	31,881	337	—	80	257
Derivative Activity
The following table summarizes the income statement effect of derivatives designated in hedge relationships:

	Recognized in	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Net Interest Income	2025	2024	2025	2024
Fair value hedges:
Interest rate derivatives	Deposits interest expense	$—	$—	$—	$(1,320)
Net recognized on fair value hedges (1)		$—	$—	$—	$1,320
Cash flow hedges:
Interest rate derivatives	Long-term debt interest expense	$—	$—	$—	$34
Interest rate derivatives	Interest and fees on loans and leases	(2,748)	(12,104)	(8,692)	(34,715)
Net recognized on cash flow hedges (2)		$(2,748)	$(12,104)	$(8,692)	$(34,749)
(1)The Company de-designated its fair value hedging relationship on $400.0 million of deposits, which pertained to a portion of Ametros’ member deposits, in 2023. The $1.3 million basis adjustment included in the carrying amount of deposits at December 31, 2023, was recognized in interest expense in January 2024 upon the acquisition of Ametros.
(2)Additional information regarding the amounts recognized in net income related to cash flow hedge activities can be found within
Note 9: Accumulated Other Comprehensive (Loss), Net of Tax.
The following table summarizes the income statement effect of derivatives not designated in hedge relationships:

	Recognized in	Three months ended September 30,		Nine months ended September 30,
(In thousands)	Non-interest Income	2025	2024	2025	2024
Interest rate derivatives	Other income	$4,695	$(5,373)	$2,767	$(5,817)
Mortgage banking derivatives	Other income	3	5	2	(25)
Other	Other income	442	(1,655)	(4,565)	281
Total not designated as hedging instruments		$5,140	$(7,023)	$(1,796)	$(5,561)

Derivative Exposure. At September 30, 2025, the Company had $94.9 million of cash collateral received and $11.6 million of cash collateral posted included in Cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. In addition, the Company had $3.6 million in initial margin posted at clearing houses. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to derivatives with the Bank’s customers was $81.9 million at September 30, 2025. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to derivatives with the Bank’s customers totaled $121.1 million at September 30, 2025. The Company has incorporated a credit valuation adjustment (contra-liability) to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $3.8 million and $7.6 million at September 30, 2025, and December 31, 2024, respectively. Various factors impact changes in the valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.
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
Derivative Financial Instruments. The fair values presented for derivative financial instruments include any accrued interest. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and, accordingly, are classified within Level 1 of the fair value hierarchy. Except for mortgage banking derivatives, all other derivative financial instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is then validated against valuations performed by dealer counterparties. Credit valuation adjustments, which are included in the fair value of derivative financial instruments, utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. When credit valuation adjustments are significant to the overall fair value of a derivative financial instrument, the Company classifies that derivative financial instrument in Level 3 of the fair value hierarchy. Otherwise, derivative financial instruments are generally classified within Level 2 of the fair value hierarchy. At September 30, 2025, and December 31, 2024, these credit valuation adjustments were not considered significant to the overall fair value of the Company’s derivative financial instruments.
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

The following table compares the fair value to the UPB of residential mortgage loans originated for sale:

	September 30, 2025			December 31, 2024
(In thousands)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Originated loans held for sale	$51	$50	$1	$297	$283	$14
Rabbi Trust Investments. Investments held in each of the Company’s Rabbi Trusts consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. Accordingly, the Rabbi Trusts’ investments are classified within Level 1 of the fair value hierarchy. At September 30, 2025, and December 31, 2024, the total cost basis of the investments held in the Rabbi Trusts was $9.7 million and $9.2 million, respectively.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. During the second quarter of 2024, the Company sold its equity investments with a readily determinable fair value for proceeds of $1.2 million. Prior to the sale, these alternative investments experienced total write-ups in fair value of $0.3 million. There were no equity investments with a readily determinable fair value at September 30, 2025, and December 31, 2024.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company’s alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At September 30, 2025, and December 31, 2024, these alternative investments had a total carrying amount of $52.6 million and $43.4 million, respectively, and a remaining unfunded commitment of $53.8 million and $30.1 million, respectively.
Contingent Consideration. The Company recorded contingent consideration at fair value related to two earn-out agreements associated with the acquisition of interLINK Insured Sweep LLC from StoneCastle Partners LLC in January 2023. The terms of the purchase agreement specified that the seller would receive earn-outs based on the ability of the Company to: (i) re-sign the existing broker dealers under contract, and (ii) generate $2.5 billion in new broker dealer deposit programs within three years of the acquisition date. As of September 30, 2025, the Company had settled all of its contingent consideration obligations with StoneCastle Partners LLC in accordance with the purchase agreement.
The following table summarizes the unobservable inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities at December 31, 2024 (dollars in thousands):

Agreement	Maximum Amount	Probability of Achievement	Payment Term (in years)	Discount Rate	Fair Value
(i) Re-sign broker dealers (1)	$207	99.0%	0.88	6.40%	$182
(ii) Deposit program growth (2)	$12,500	100.0%	0.50	6.40%	$11,568
(1)The Company re-signed the last existing broker dealer under contract in July 2025, which resulted in the cash payment of $0.2 million and an immaterial fair value adjustment.
(2)During the first quarter of 2025, the Company re-evaluated its estimate of the forecasted achievement date (payment term) for the deposit program growth event earn-out, which resulted in a revised expected achievement date of April 30, 2025, instead of June 30, 2025. This change in estimate resulted in an increase in fair value of $0.9 million. The Company generated the required $2.5 billion in new broker dealer deposit programs in April 2025, which resulted in the cash payment of $12.5 million.
The estimated fair values of the contingent consideration liabilities were measured on a recurring basis and determined using an income approach considering management’s evaluation of the probability of achievement, forecasted achievement date (payment term), and a discount rate equivalent to the cost of debt. These significant inputs, which are the responsibility of management and were calculated with the assistance of a third-party valuation specialist, are not observable, and accordingly, are classified within Level 3 of the fair value hierarchy.
Contingent consideration liabilities are included within Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. Any fair value adjustments to contingent consideration liabilities are included in Other expense on the accompanying Condensed Consolidated Statements of Income.

The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$196,071	$—	$196,071
Municipal bonds and notes	—	107,914	—	107,914
Agency CMO	—	25,833	—	25,833
Agency MBS	—	5,011,855	—	5,011,855
Agency CMBS	—	3,371,247	—	3,371,247
CMBS	—	821,447	—	821,447
Corporate debt	—	350,093	—	350,093
Private label MBS	—	38,409	—	38,409
Other	—	9,475	—	9,475
Total available-for-sale securities	—	9,932,344	—	9,932,344
Gross derivative instruments, before netting (1)	164	240,281	—	240,445
Originated loans held for sale	—	51	—	51
Investments held in Rabbi Trusts	13,637	—	—	13,637
Alternative investments measured at NAV (2)	—	—	—	52,552
Total financial assets	$13,801	$10,172,676	$—	$10,239,029
Financial Liabilities:
Gross derivative instruments, before netting (1)	$420	$234,254	$—	$234,674
Total financial liabilities	$420	$234,254	$—	$234,674

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$186,426	$—	$186,426
Municipal bonds and notes	—	110,876	—	110,876
Agency CMO	—	29,043	—	29,043
Agency MBS	—	4,519,785	—	4,519,785
Agency CMBS	—	3,034,392	—	3,034,392
CMBS	—	625,388	—	625,388
Corporate debt	—	452,266	—	452,266
Private label MBS	—	39,219	—	39,219
Other	—	9,205	—	9,205
Total available-for-sale securities	—	9,006,600	—	9,006,600
Gross derivative instruments, before netting (1)	1,263	300,879	—	302,142
Originated loans held for sale	—	297	—	297
Investments held in Rabbi Trusts	13,438	—	—	13,438
Alternative investments measured at NAV (2)	—	—	—	43,360
Total financial assets	$14,701	$9,307,776	$—	$9,365,837
Financial Liabilities:
Gross derivative instruments, before netting (1)	$43	$311,518	$—	$311,561
Contingent consideration	—	—	11,750	11,750
Total financial liabilities	$43	$311,518	$11,750	$323,311
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
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At September 30, 2025, and December 31, 2024, the carrying amount of these alternative investments was $73.7 million and $61.5 million, respectively, of which $8.8 million and $8.3 million, respectively, were considered to be measured at fair value. During the nine months ended September 30, 2025, there were $1.9 million in total write-ups due to observable price changes, and no write-downs due to impairment. Additionally, during the nine months ended September 30, 2025, the Company sold alternative investments with a carrying amount of $4.2 million, for which the measurement alternative was elected, for proceeds of $10.9 million, resulting in total gains on sale of $6.7 million.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans that were not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer and classification as held for sale, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs and, therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At September 30, 2025, and December 31, 2024, there were $75.3 million and $27.3 million, respectively, of loans on the Condensed Consolidated Balance Sheet, that had been transferred to held for sale.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At September 30, 2025, and December 31, 2024, the total carrying value of OREO and repossessed assets was $1.4 million and $0.4 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that were in the process of foreclosure at September 30, 2025, was $11.4 million.
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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments:

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$3,062,481	$3,062,481	$2,074,434	$2,074,434
Level 2
Held-to-maturity investment securities, net	8,077,505	7,240,887	8,444,191	7,453,123
Level 3
Loans and leases, net	54,324,184	52,908,769	51,815,602	50,245,305
Liabilities:
Level 2
Deposit liabilities	$60,599,831	$60,599,831	$56,518,126	$56,518,126
Time deposits	7,575,813	7,558,380	8,234,954	8,211,582
Securities sold under agreements to repurchase and federal funds purchased	101,717	101,706	344,168	344,166
FHLB advances	2,560,817	2,558,637	2,110,108	2,107,790
Long-term debt (1)	1,249,612	1,298,311	909,185	860,200
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
Financial Information
The following table presents certain balance sheet financial information for the Company’s reportable segments:

	September 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,960,363	$285,670	$622,035	$—	$2,868,068
Total assets	44,804,797	485,904	13,720,087	24,181,864	83,192,652

	December 31, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill (1)	$1,960,363	$285,670	$622,035	$—	$2,868,068
Total assets	43,010,580	488,194	12,932,260	22,594,039	79,025,073
(1)The allocation of the purchase price and goodwill calculation for the Ametros acquisition was considered final at December 31, 2024. The $228.2 million of goodwill recorded related to Ametros was allocated entirely to Healthcare Financial Services.

The following tables present certain income statement information for the Company’s reportable segments:

	Three months ended September 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$328,306	$100,041	$214,465	$642,812
Non-interest income	33,902	27,304	24,909	86,115
Total segment revenues	362,208	127,345	239,374	728,927
Reconciliation of revenue:
Corporate and reconciling				3,646
Total consolidated revenues				732,573
Less:
Compensation and benefits	50,428	24,165	38,914
Occupancy (1)	—	—	13,613
Technology and equipment (1)	2,442	7,808	2,901
Marketing	—	—	1,820
Other segment items (1) (2) (3)	55,720	22,519	68,149
Segment pre-tax, pre-provision net revenue	253,618	72,853	113,977	440,448
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(64,544)
Total consolidated pre-tax, pre-provision net revenue				375,904
Total consolidated provision for credit losses				44,000
Total consolidated income before income taxes				331,904
(1)Occupancy and Technology and equipment include, in aggregate, $0.2 million of depreciation expense for Commercial Banking, $1.5 million for Healthcare Financial Services, and $2.5 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $2.6 million for Commercial Banking, $3.4 million for Healthcare Financial Services, and $1.8 million for Consumer Banking.

	Three months ended September 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$338,424	$93,940	$202,122	$634,486
Non-interest income	33,288	26,541	28,299	88,128
Total segment revenues	371,712	120,481	230,421	722,614
Reconciliation of revenue:
Corporate and reconciling (1)				(74,990)
Total consolidated revenues				647,624
Less:
Compensation and benefits	49,166	22,709	36,176
Occupancy (2)	—	—	13,920
Technology and equipment (2)	2,058	8,386	2,990
Marketing	—	—	1,825
Other segment items (2) (3) (4)	49,668	22,928	61,342
Segment pre-tax, pre-provision net revenue	270,820	66,458	114,168	451,446
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(152,780)
Total consolidated pre-tax, pre-provision net revenue				298,666
Total consolidated provision for credit losses				54,000
Total consolidated income before income taxes				244,666
(1)The negative revenue amount for the Corporate and Reconciling Category primarily reflects the impact on net interest income for estimates for FTP and allocations of equity capital, the $19.6 million net loss on sale of investment securities, the $16.0 million net loss on sale of the factored receivables portfolio.
(2)Occupancy and Technology and equipment include, in aggregate, an insignificant amount of depreciation expense for Commercial Banking, $1.5 million for Healthcare Financial Services, and $2.3 million for Consumer Banking.
(3)Other segment items for each reportable segment includes:
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
(4)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $1.6 million for Commercial Banking, $3.6 million for Healthcare Financial Services, and $2.0 million for Consumer Banking.

	Nine months ended September 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$965,947	$294,027	$629,201	$1,889,175
Non-interest income	93,488	85,381	75,704	254,573
Total segment revenues	1,059,435	379,408	704,905	2,143,748
Reconciliation of revenue:
Corporate and reconciling				9,462
Total consolidated revenues				2,153,210
Less:
Compensation and benefits	153,344	71,673	113,483
Occupancy (1)	—	—	41,796
Technology and equipment (1)	6,889	24,096	8,867
Marketing	—	—	5,845
Other segment items (1) (2) (3)	163,311	69,896	201,106
Segment pre-tax, pre-provision net revenue	735,891	213,743	333,808	1,283,442
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(176,259)
Total consolidated pre-tax, pre-provision net revenue				1,107,183
Total consolidated provision for credit losses				168,000
Total consolidated income before income taxes				939,183
(1)Occupancy and Technology and equipment include, in aggregate, $0.4 million of depreciation expense for Commercial Banking, $4.4 million for Healthcare Financial Services, and $7.4 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $8.1 million for Commercial Banking, $10.3 million for Healthcare Financial Services, and $5.4 million for Consumer Banking.

	Nine months ended September 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$1,017,954	$271,742	$610,578	$1,900,274
Non-interest income	102,078	85,067	86,669	273,814
Total segment revenues	1,120,032	356,809	697,247	2,174,088
Reconciliation of revenue:
Corporate and reconciling (1)				(244,777)
Total consolidated revenues				1,929,311
Less:
Compensation and benefits	149,828	66,986	109,597
Occupancy (2)	—	—	42,141
Technology and equipment (2)	6,067	24,485	7,749
Marketing	—	—	5,387
Other segment items (2) (3) (4)	155,810	65,946	187,405
Segment pre-tax, pre-provision net revenue	808,327	199,392	344,968	1,352,687
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(434,278)
Total consolidated pre-tax, pre-provision net revenue				918,409
Total consolidated provision for credit losses				158,500
Total consolidated income before income taxes				759,909
(1)The negative revenue amount for the Corporate and Reconciling Category primarily reflects the impact on net interest income for estimates for FTP and allocations of equity capital, the $79.3 million net loss on sale of investment securities, and the $16.0 million net loss on sale of the factored receivables portfolio, partially offset by bank-owned life insurance income.
(2)Occupancy and Technology and equipment include, in aggregate, $0.2 million of depreciation expense for Commercial Banking, $4.1 million for Healthcare Financial Services, and $7.0 million for Consumer Banking.
(3)Other segment items for each reportable segment includes:
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
(4)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $6.3 million for Commercial Banking, $9.8 million for Healthcare Financial Services, and $6.4 million for Consumer Banking.

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

	Three months ended September 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,535	$18,785	$16,420	$(164)	$39,576
Loan and lease related fees (1)	2,523	—	—	—	2,523
Wealth and investment services	3,115	—	4,530	(5)	7,640
Other (2)	—	8,425	417	484	9,326
Revenue from contracts with customers	10,173	27,210	21,367	315	59,065
Other sources of non-interest income	23,729	94	3,542	14,476	41,841
Total non-interest income	$33,902	$27,304	$24,909	$14,791	$100,906

	Three months ended September 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,561	$18,111	$16,397	$(206)	$38,863
Loan and lease related fees (1)	3,976	—	—	—	3,976
Wealth and investment services	3,277	—	5,095	(5)	8,367
Other (2)	—	8,430	417	1,021	9,868
Revenue from contracts with customers	11,814	26,541	21,909	810	61,074
Other sources of non-interest income	21,474	—	6,390	(31,197)	(3,333)
Total non-interest income	$33,288	$26,541	$28,299	$(30,387)	$57,741

	Nine months ended September 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$13,824	$58,136	$47,982	$(537)	$119,405
Loan and lease related fees (1)	7,268	—	—	—	7,268
Wealth and investment services	9,784	—	13,440	(16)	23,208
Other (2)	—	26,802	1,250	1,340	29,392
Revenue from contracts with customers	30,876	84,938	62,672	787	179,273
Other sources of non-interest income	62,612	443	13,032	32,809	108,896
Total non-interest income	$93,488	$85,381	$75,704	$33,596	$288,169

	Nine months ended September 30, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$15,563	$60,623	$46,745	$(452)	$122,479
Loan and lease related fees (1)	11,541	—	—	—	11,541
Wealth and investment services	9,663	—	15,200	(16)	24,847
Other (2)	—	24,444	650	2,952	28,046
Revenue from contracts with customers	36,767	85,067	62,595	2,484	186,913
Other sources of non-interest income	65,311	—	24,074	(76,906)	12,479
Total non-interest income	$102,078	$85,067	$86,669	$(74,422)	$199,392
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
In addition, a fixed, non-refundable fee that represents an advance payment for access to future services is initially deferred and subsequently amortized into other income ratably over the estimated life expectancy of the member. During the three months ended September 30, 2025, and 2024, and during the nine months ended September 30, 2025, and 2024, $0.5 million and $0.4 million, respectively, and $1.5 million and $1.2 million, respectively, of such deferred revenue was recognized in Other income.
Contract Balances and Deferred Costs
Contracts with customers generated accounts receivable, deferred costs, and deferred revenue of $3.7 million, $5.5 million, and $24.6 million, respectively, at September 30, 2025, and $2.7 million, $3.0 million and $22.8 million, respectively at December 31, 2024. All of these balances pertain to contracts with customers from the acquired Ametros business.

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$12,499,117	$11,630,765
Standby letters of credit	580,265	578,912
Commercial letters of credit	26,716	28,287
Total credit-related financial instruments with off-balance sheet risk	$13,106,098	$12,237,964
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
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is recorded under the CECL methodology to provide for the unused portion of commitments to lend that are not unconditionally cancellable by the Company. At September 30, 2025, and December 31, 2024, the ACL on unfunded loan commitments was $23.1 million and $22.6 million, respectively.

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
Federal Deposit Insurance Corporation Special Assessment
On November 29, 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The special assessment is to be collected for an anticipated total of nine quarterly assessment periods, which began during the second quarter of 2024. At September 30, 2025, and December 31, 2024, the Company’s remaining accrual for its estimated special assessment charge was $22.1 million and $39.8 million, respectively. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose shortfall special assessments if actual losses exceed the amounts collected. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.

Note 18: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that, other than the below, there were no other significant events identified requiring recognition for disclosure.
Elements Financial Federal Credit Union HSA Portfolio Acquisition
On October 1, 2025, the Company acquired a portfolio of HSAs from Elements Financial Federal Credit Union. The transaction was accounted for as an asset acquisition, and the Company received $40.9 million in both cash and deposits on the acquisition date. The Company also paid a 12% deposit premium based on the final settlement of deposits, which resulted in the recognition of a $4.9 million core deposit intangible asset.
Sale of Remaining Joint Venture Seed Portfolio Loans
In October and November 2025, the Company sold the remainder of the seed portfolio loans to launch the joint venture’s operations. The transfers each met the requisite criteria to be accounted for as sales in accordance with ASC 860, Transfers and Servicing. In connection with the sales, the Company derecognized $46.7 million, in aggregate, from Loans held for sale and recognized an immaterial gain.
Redemption of the 3.875% Subordinated Fixed-to-Floating Rate Notes due 2030
On November 3, 2025, the next business day following the scheduled call date of November 1, 2025, the Company repaid the outstanding $225.0 million principal balance due, plus any accrued and unpaid interest thereon, and recognized a $6.2 million gain upon debt extinguishment.
Common Stock Repurchase Program
In October and November 2025, the Company repurchased 3,535,620 shares, in aggregate, of common stock under its authorized repurchase program at a weighted-average price of $56.56 per share. The total cost of these repurchases, including commissions, was approximately $200.0 million.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
July 1, 2025 - July 31, 2025	3,620	$59.37	—	$668,350,914
August 1, 2025 - August 31, 2025	1,503,077	56.64	1,501,345	583,318,195
September 1, 2025 - September 30, 2025	731,199	61.33	729,681	538,563,895
Total	2,237,896	58.18	2,231,026	538,563,895
(1)During the three months ended September 30, 2025, 6,870 of the total number of shares purchased were acquired at market prices outside of the Company’s common stock repurchase program and related to employee share-based compensation plan activity.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K, during the quarter ended September 30, 2025.

ITEM 6. EXHIBITS
A list of exhibits to this Form 10-Q is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
3	Certificate of Incorporation and Bylaws
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of April 28, 2023		8-K	3.1	4/28/2023
3.2.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Designations establishing the rights of the Company's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.4	Certificate of Designations establishing the rights of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.5	Certificate of Designations establishing the rights of the Company’s Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.6	Certificate of Designations establishing the rights of the Company’s Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.7	Certificate of Designations establishing the rights of the Company’s 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.8	Certificate of Designations establishing the rights of the Company’s 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.9	Certificate of Designations establishing the rights of the Company’s 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.10	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.11	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
4.1	Subordinated Debt Indenture dated as of September 11, 2025, between Webster Financial Corporation and U.S. Bank Trust Company, National Association, as Trustee		8-K	4.1	9/11/2025
4.2	First Supplemental Indenture dated as of September 11, 2025, between Webster Financial Corporation and U.S. Bank Trust Company, National Association, as Trustee		8-K	4.2	9/11/2025
4.3	Form of 5.784% Fixed Rate Reset Subordinated Note (included in Exhibit 4.2 hereto)		8-K	4.3	9/11/2025
10.1	Change in Control Agreement, dated as of July 14, 2025, by and between Webster Financial Corporation and Jason Schugel		10-Q	10.2	8/8/2025
10.2	Non-Competition Agreement, dated as of July 14, 2025, by and between Webster Financial Corporation and Jason Schugel		10-Q	10.3	8/8/2025
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X (1)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X (1)
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
(Registrant)

Date: November 10, 2025	By:	/s/ John R. Ciulla
John R. Ciulla
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Neal Holland
Neal Holland
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2025	By:	/s/ Gregory S. Madar
Gregory S. Madar
Senior Vice President and Interim Chief Accounting Officer
(Principal Accounting Officer)