Form 10-K
period 2025-12-31
WEBSTER FINANCIAL CORP
filed 2026-02-27
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K
_______________________________________________________________________________
☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of voting common stock held by non-affiliates, computed by reference using the closing price on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.1 billion.
The number of shares of common stock, par value $0.01 per share, outstanding as of February 20, 2026 was 161,226,585.
Documents Incorporated by Reference
[The information required by Part III is incorporated by reference to our definitive proxy statement or in an amendment to the Form 10-K, to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K.]

i

KEY TO ACRONYMS AND TERMS

ADSs	American Depositary Receipts representing Banco Santander Ordinary Shares
ACL	Allowance for credit losses
ACH	Automated Clearing House
Agency	A financial services corporation created by the United States Congress
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
AI	Artificial Intelligence
ALCO	Asset Liability Committee
Ametros	Ametros Financial Corporation
AOCI / AOCL	Accumulated other comprehensive income (loss), net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
ATM	Automated teller machine
Banco Santander	Banco Santander, S.A.
Basel III Capital Rules	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
Bend	Bend Financial, Inc.
BHC Act	Bank Holding Company Act of 1956, as amended
Board	The Board of Directors of Webster Financial Corporation
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit loss model, defined in ASC 326 “Financial Instruments – Credit Losses”
CET1	Common Equity Tier 1 Capital, defined by the Basel III Capital Rules, as adopted in the U.S.
CET1 Risk-Based Capital	Ratio of CET1 capital to total risk-weighted assets, defined by the Basel III Capital Rules, as adopted in the U.S.
CFPB	Consumer Financial Protection Bureau
CIO	Chief Information Officer
CISO	Chief Information Security Officer
CMBS	Non-agency commercial mortgage-backed securities
CNBC	Consumer News and Business Channel
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
DTA / DTL	Deferred tax asset / deferred tax liability
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDICIA	The Federal Deposit Insurance Corporation Improvement Act of 1991
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRA	Federal Reserve Act
FRB	Federal Reserve Bank
FTE	Fully tax-equivalent
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
interSYNC	interLINK Insured Sweep LLC, rebranded as interSYNC
ISACA	Information Systems Audit and Control Association
KRX	Keefe, Bruyette & Woods Regional Banking Index
LGD	Loss given default
LIHTC	Low-income housing tax credit
LTV	Loan-to-value
Marathon Asset Management	Marathon Asset Management MW Holding, LLC

MBS	Mortgage-backed securities
Moody’s	Moody’s Investor Services
NAICS	North American Industry Classification System
NAV	Net asset value
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI / OCL	Other comprehensive income (loss)
OFAC	Office of Foreign Assets Control of the U.S. Department of the Treasury
OPEB	Other post-employment medical and life insurance benefits
Ordinary Shares	Ordinary shares of Banco Santander, of 50 euro-cents nominal value each
OREO	Other real estate owned
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
ROU	Right-of-use
S&P	Standard and Poor’s Rating Services
SALT	State and local tax
SEC	U.S. Securities and Exchange Commission
SecureSave	Secure Inc.
SERP	Supplemental executive retirement plan
SOFR	Secured Overnight Financing Rate
Sterling	Sterling Bancorp, collectively with its consolidated subsidiaries
Tier 1 Leverage Ratio	Ratio of Tier 1 capital to average tangible assets, defined by the Basel III Capital Rules, as adopted in the U.S.
Tier 1 Risk-Based Capital	Ratio of Tier 1 capital to total risk-weighted assets, defined by the Basel III Capital Rules, as adopted in the U.S.
Total Risk-Based Capital	Ratio of total capital to total risk-weighted assets, defined by the Basel III Capital Rules, as adopted in the U.S.
Transaction	The proposed acquisition of the Company by Banco Santander in two steps, including (1) the merger of the Company with and into Webster Virginia Corporation, a wholly owned subsidiary of the Company, with Webster Virginia Corporation continuing as the surviving corporation in such merger, and (2) immediately following the completion of such merger, the acquisition of all outstanding shares of Webster Virginia Corporation by Banco Santander through a statutory share exchange, in each case upon the terms and subject to the conditions set forth in the Transaction Agreement
Transaction Agreement	The definitive transaction agreement, dated as of February 3, 2026, by and among the Company, Banco Santander and Webster Virginia Corporation
UPB	Unpaid principal balance
U.S.	United States of America
USA PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Requirement to Intercept and Obstruct Terrorism Act of 2001
UTB	Unrecognized tax benefit
VIE / VOE	Variable interest entity / voting interest entity, defined in ASC 810-10 “Consolidation-Overall”
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of, and subject to the protections of, the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “achieve,” “anticipate,” “assume,” “could,” “believe,” “could,” “deliver,” “drive,” “could,” “enhance,” “estimate,” “expect,” “focus,” “future,” “goal,” “grow,” “guidance,” “intend,” “may,” “might,” “plan,” “position,” “potential,” “predict,” “project,” “opportunity,” “outlook,” “should,” “strategy,” “target,” “trajectory,” “trend,” “will,” “would,” and other similar words and expressions or the negative of such terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, statements about the Company’s business strategy, goals and objectives projected financial and operating results, including outlook for future growth, and future common share dividends, common share repurchases, and other uses of capital.
Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and in many cases, are beyond the Company’s control. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause the Company’s actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
•risks related to the proposed Transaction with Banco Santander including, among others, (1) the risk that the cost savings, synergies, and other benefits from the acquisition may not be fully realized or may take longer than anticipated to be realized, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Webster and Banco Santander operate; (2) the failure of the closing conditions in the Transaction Agreement by and among Webster, Banco Santander, and a wholly owned subsidiary of Webster providing for the Transaction to be satisfied, or any unexpected delay in closing the Transaction or the occurrence of any event, change, or other circumstances that could delay the Transaction or could give rise to the termination of the Transaction Agreement; (3) the outcome of any legal or regulatory proceedings or governmental inquiries or investigations that may be currently pending or later instituted against us, Banco Santander, or the combined company; (4) the possibility that the Transaction does not close when expected, or at all, because required regulatory, stockholder, or other approvals and other conditions to closing are not received or satisfied on a timely basis, or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed Transaction); (5) disruption to the parties’ businesses as a result of the announcement and pendency of the Transaction; (6) the costs associated with the anticipated length of time of the pendency of the Transaction, including the restrictions contained in the definitive Transaction Agreement on the ability of the Company to operate its business outside the ordinary course during the pendency of the Transaction; (7) risks related to management and oversight of the expanded business and operations of the combined company following the closing of the proposed Transaction; (8) the risk that the integration of our operations with Banco Santander’s will be materially delayed, or will be more costly or difficult than expected, or that the parties are otherwise unable to successfully integrate each party’s businesses into the other’s businesses; (9) the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (10) reputational risk and potential adverse reactions of Webster’s or Banco Santander’s customers, employees, vendors, contractors, or other business partners, including those resulting from the announcement or completion of the Transaction; (11) the dilution caused by Banco Santander’s issuance of additional Ordinary Shares and corresponding ADSs in connection with the Transaction; (12) the possibility that any announcements relating to the Transaction could have adverse effects on the market price of Webster’s common stock, Ordinary Shares, and corresponding ADSs; (13) a material adverse change in Webster’s condition or Banco Santander’s condition; (14) the extent to which our or Banco Santander’s businesses perform consistent with management’s expectations; (15) Webster’s and Banco Santander’s ability to take advantage of growth opportunities and implement targeted initiatives in the timeframe and on the terms currently expected; (16) the possibility that the combined company is subject to additional regulatory requirements as a result of the proposed Transaction of expansion of the combined company’s business operations following the proposed Transaction;
•Webster’s ability to successfully execute its business plan and strategic initiatives, and manage any risks or uncertainties;
•continued regulatory changes or other risk mitigation efforts taken by government agencies in response to the risk to safety and soundness in the banking industry;
•volatility in Webster’s stock price due to investor sentiment and perception of the banking industry;
•local, regional, national, and international economic conditions or macroeconomic instability (including any economic slowdown or recession, inflation, monetary fluctuation, tariff increases, interest rate changes, credit loss trends, unemployment, changes in housing or securities markets, or other factors) and the impact of the same on Webster or its customers;
•volatility, disruption, or uncertainty in national and international financial markets, including as a result of geopolitical developments;

•the impact of realized and unrealized losses in Webster’s financial instruments, including in Webster’s available-for-sale securities portfolio and held-to-maturity securities portfolio;
•changes in laws and regulations, or existing laws and regulations that Webster becomes subject to, including those concerning banking, taxes, dividends, securities, insurance, cybersecurity, and healthcare administration, with which Webster must comply;
•adverse conditions in the securities markets that could lead to impairment in the value of Webster’s securities portfolio;
•possible changes in governmental monetary and fiscal policies, or any leadership changes of those determining such policies, including, but not limited to, Federal Reserve policies in connection with continued inflationary pressures;
•the effects of any restructurings, staff reductions, or other disruptions in the U.S. federal government or in agencies regulating or otherwise impacting Webster’s business;
•the direct or indirect impact of any new regulatory, policy, or enforcement developments resulting from the policies or actions of the current U.S. presidential administration, including trade deals, changes in tariffs and other protectionist trade policies, any reciprocal and/or retaliatory tariffs by foreign countries, and any uncertainties related thereto;
•the timely development and acceptance of any new products and services, and the perceived value of those products and services by customers;
•changes in deposit flows, consumer spending, borrowings, and savings habits;
•Webster’s ability to implement new technologies and maintain secure and reliable information and technology systems;
•the effects, including reputational damage, of any cybersecurity threats, attacks or disruptions, fraudulent activity, or other data breaches or security events, including those involving Webster’s third-party vendors and service providers;
•issues with the performance of Webster’s counterparties and third-party vendors;
•Webster’s ability to increase market share and control expenses;
•changes in the competitive environment among banks, financial holding companies, and other traditional and non-traditional financial service providers;
•Webster’s ability to maintain adequate sources of funding and liquidity;
•possible downgrades in Webster’s credit ratings;
•limitations on Webster’s ability to receive dividends from its subsidiaries;
•Webster’s ability to attract, develop, motivate, and retain skilled employees;
•changes in loan demand or real estate values;
•changes in the mix of loan geographies, sectors, or types and the level of non-performing assets, charge-offs, and delinquencies;
•changes in Webster’s estimates of current expected credit losses based upon periodic review under relevant regulatory and accounting requirements;
•the effect of changes in accounting policies and practices applicable to Webster, including impacts of recently adopted accounting guidance;
•legal and regulatory developments, including any due to judicial decisions, the initiation or resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews, disruptions at regulatory agencies, government funding or other issues;
•Webster’s ability to navigate differing environmental, social, governmental, and sustainability concerns among federal and state governmental administrations and judicial decisions, Webster’s stakeholders, and other activists that may arise from Webster’s business activities;
•Webster’s ability to assess and monitor the effect of evolving uses of artificial intelligence on its business and operations;
•the occurrence of natural disasters, severe weather events, and public health crises, and any governmental or societal responses thereto; and
•the impact of any of the foregoing on the business or credit quality of Webster’s customers.
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
v

PART I
ITEM 1. BUSINESS
General
The Company is a bank holding company that has elected to be treated as a financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. As of December 31, 2025, the Company had $84.1 billion in total consolidated assets.
The Bank is a commercial bank with a national bank charter focused on providing financial products and services to businesses, individuals, and families. While its core footprint spans the Northeast from the New York metropolitan area to Rhode Island and Massachusetts, certain businesses operate in extended geographies. The Bank offers three differentiated lines of business: Commercial Banking, Healthcare Financial Services, and Consumer Banking.
Proposed Transaction with Banco Santander
On February 3, 2026, Webster entered into a Transaction Agreement with Banco Santander and Webster Virginia Corporation, a wholly owned subsidiary of Webster incorporated in the State of Virginia. The Transaction Agreement provides that, upon the terms and subject to the conditions set forth therein, Banco Santander will acquire Webster in two steps. First, Webster will merge with and into Webster Virginia Corporation, with Webster Virginia Corporation continuing as the surviving corporation in such merger. Second, immediately following the completion of such merger, Banco Santander will acquire all outstanding shares of Webster Virginia Corporation through a statutory share exchange. Based on Banco Santander’s closing stock price on February 2, 2026, the Transaction has an aggregate value of approximately $12.3 billion.
Under the terms of the Transaction Agreement, holders of Webster common stock will receive $48.75 in cash and 2.0548 ADSs (or Ordinary Shares in certain circumstances) for each share of Webster common stock that they own. The Transaction Agreement contains customary representations and warranties, covenants, and closing conditions. Completion of the Transaction remains subject to approval by the Federal Reserve and the European Central Bank, approval by the stockholders of each company, and other customary closing conditions. The Transaction is expected to close in the second half of 2026.
Joint Venture with Marathon Asset Management
On July 19, 2024, the Company, through its subsidiary, MW Advisor Holding, LLC, entered into an agreement with Marathon Asset Management and formed a private credit joint venture, which is designed to deliver direct lending solutions for sponsor-backed middle market companies across the country. Information regarding joint venture activities that occurred during the year ended December 31, 2025, can be found within Note 2: Business Developments in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
On January 26, 2026, CVC Capital Partners, a private markets investment firm, announced that it has agreed to acquire 100% of Marathon Asset Management, which will result in a change in control of Marathon Asset Management. Separately, Webster’s Transaction with Banco Santander will result in a change of control of Webster. Pursuant to the operating agreement for Webster’s joint venture with Marathon Asset Management, within 120 days after the consummation of a change in control, the non-affected member may elect to dissolve the joint venture, which would result in the wind-down of MW Advisor, LLC and Marathon Direct Lending SLP, LLC.
Subsidiaries and Reportable Segments
As of December 31, 2025, the Company’s active consolidated subsidiaries included the Bank and MW Advisor Holding, LLC. The Bank’s active consolidated subsidiaries included Webster Licensing, LLC, Webster Wealth Advisors, Inc., Bend Financial, Inc., InterLINK Insured Sweep LLC, Ametros Financial Corporation, Webster Servicing LLC, Webster Public Finance Corporation, Webster Mortgage Investment Corporation, Sterling National Funding Corp., Sterling REIT, Inc., Webster Preferred Capital Corporation, Webster Investment Services, Inc., and Secure Inc.
The Company’s operations are organized into three reportable segments that represent its differentiated lines of business: Commercial Banking, Healthcare Financial Services, and Consumer Banking.
Commercial Banking delivers financial solutions nationally to a wide range of companies, investors, government entities, and other public and private institutions. Commercial Banking helps its clients achieve their business and financial goals with expertise in Commercial Real Estate, Middle Market, Sponsor and Specialty Finance, Verticals and Regional Banking, Asset Based Lending and Commercial Services, and Treasury Management. Commercial Banking’s Private Banking team also pairs holistic wealth solutions, including tailored lending, with commercial banking services.
Healthcare Financial Services includes HSA Bank and Ametros. HSA Bank is one the country’s largest providers of employee benefits solutions, including being one of the leading bank administrators of HSAs, emergency savings accounts, and flexible spending account administration services in 50 states. Ametros, the nation’s largest professional administrator of medical insurance claim settlements, helps individuals manage their ongoing medical care through their CareGuard service and proprietary technology platform.

Consumer Banking delivers customized financial solutions to individuals, families, and small to mid-sized businesses through its experienced relationship managers and wealth advisors across 195 banking centers located throughout the Northeast. Consumer Banking offers a full suite of deposit, lending, treasury management, and wealth management solutions. Consumer Banking also provides a fully digital banking experience through its mobile banking apps and BrioDirect.
Additional information regarding the Company’s reportable segments can be found in Part II under the section captioned “Segment Reporting” contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 20: Segment Reporting in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
Available Information
The Company files reports with the SEC, and makes available, free of charge, within the investor relations section of its website (http://investors.websterbank.com), its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The SEC website (http://www.sec.gov) makes reports, proxy and information statements, and other information filed electronically with the SEC available to the public free of charge. The Company intends to use its Investor Relations website and its corporate website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Accordingly, investors should monitor these channels in addition to our press releases, SEC filings, and public conference calls and webcasts. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.
Human Capital Resources
As a values-driven organization, our colleagues are the cornerstone of our success. As of December 31, 2025, the Company had 4,498 full-time employees and 103 part-time employees. Our employees are primarily located in our core footprint, which spans the Northeast from the New York metropolitan area to Rhode Island and Massachusetts, including our headquarters in Stamford, Connecticut. The average full-time and part-time employee tenure at the Company is approximately 8.9 years.
Culture and Engagement. We recognize the importance of an engaged workforce, and we support the professional development of our colleagues to help them achieve their career goals. Our 2025 colleague engagement survey results reflected our commitment to establishing a culture of trust and safety by encouraging colleagues to share their opinions and actionable ideas for improvement. Webster provides all colleagues with 24 hours of paid time (pro-rated for new hires and part-time colleagues) to volunteer at the organizations of their choice.
Internal Communication. Our internal communications channels are designed to keep colleagues informed, connected, and aligned with company priorities. We publish Webster Weekly, an all-colleague newsletter that provides regular updates on key initiatives, news, and achievements across the organization. Our intranet, the Vault, serves as a centralized hub for corporate messaging, essential resources and department information, ensuring colleagues have easy access to timely and accurate content. In 2025, we hosted 11 Webster Within webinars, a leadership series featuring members of the executive management committee who share insights on important topics and organizational priorities, supporting transparency, engagement, and ongoing colleague education.
Inclusion and Belonging. At Webster, we believe that fostering a culture of inclusion and belonging is integral to our long-term success. We are committed to attracting, developing, and retaining a talented workforce with a broad range of perspectives, knowledge, and experience. We are dedicated to providing equal employment opportunities to all individuals in accordance with applicable laws. We believe this approach enhances engagement, supports retention, increases job satisfaction, and contributes to a more engaged and productive workforce. Our Business Resource Groups, open to all colleagues on a voluntary basis, are strategic partners who support programs and initiatives that advance talent acquisition and leadership development, colleague retention and productivity, market development, and customer attraction and retention. They further align with corporate strategy by leveraging and capitalizing on the benefits of an inclusive well-qualified workforce to drive innovation, strengthen problem-solving, deepen market insight and enhance colleague engagement and satisfaction.
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

Learning and Talent Management. We are focused on investing in our current and future talent by actively supporting the success, growth, and career progression of our colleagues. Our colleagues have access to our internal learning resources that offer in-person facilitated learning programs, virtual instructor-led training and on-demand programs. We also provide unlimited access to self-directed e-learning courses taught by industry experts with curated learning paths designed for specific professional interests.
Significant investments in formal development programs are made to build our talent pipeline. Our Internship Program and our Rotational Program for early-career college graduates provide rotating assignments throughout the bank. Further, we offer our RISE Emerging Talent Program for high-potential individuals, our flagship management development program, Lead with Impact, and our Advanced Leadership Program targeted to our top leadership talent. Our mentoring program, which partners with our Business Resource Group network, is also an important resource to support colleagues with their professional growth based on their self-identified career development goals.
Competition
The Company is subject to strong competition from other commercial banks, savings banks, credit unions, non-bank health savings account trustees, consumer finance companies, investment companies, insurance companies, online lending and savings institutions, and other non-bank financial services companies. Certain of these competitors are larger financial institutions with substantially greater resources, lending limits, larger branch systems, and a wider array of commercial and consumer banking services than the Company. Many of these competitors lack a physical presence within our geographic footprint, but actively pursue business through digital channels and other remote means. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-bank organizations, including financial technology companies, greater technological developments in the industry, and continued bank regulatory changes.
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
The financial services industry continues to undergo rapid technological change with frequent introductions of new technology-driven products and services, including innovative ways that customers can make payments or manage their accounts, such as through the use of mobile payments, digital wallets, or digital assets. Other factors that affect competition include the general and local economic conditions, current interest rate levels, and volatility in the lending markets.
Supervision and Regulation
The Company and its bank and non-bank subsidiaries are subject to extensive regulation under federal and state laws. The regulatory framework applicable to bank holding companies and their depository institutions is intended to protect depositors, the DIF, consumers, and the U.S. banking system as a whole, not stockholders.
Set forth below is a summary of the significant elements of the laws and regulations applicable to the Company and its bank and non-bank subsidiaries. The description that follows is qualified in its entirety by reference to the full text of the statutes, regulations, and policies that are described. Banking statutes, regulations, and policies are continually under review by Congress, state legislatures, and federal and state regulatory agencies. Changes in the statutes, regulations, or policies applicable to the Company and its bank and non-bank subsidiaries, including how they are implemented or interpreted by regulators or by courts, could have a material effect on the results of the Company.
Regulatory Agencies
The Company is a separate and distinct legal entity from the Bank and its other subsidiaries. As a registered bank holding company that has elected to be treated as a financial holding company, the Company is subject to consolidated regulation, inspection, examination, and supervision under the BHC Act by its primary federal regulator, the Federal Reserve. As a publicly-traded company, the Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, which are administered by the SEC. As a publicly-traded company with securities listed on the NYSE, the Company is subject to the rules of the NYSE.
The Bank is organized as a national banking association under the National Bank Act, as amended, and is subject to the supervision of and regular examination by the OCC, its primary regulator, and with respect to some matters, by the FDIC, its deposit insurer, and the CFPB. As a national banking association, the Bank derives its lending, investment, and other bank activity powers from the National Bank Act, as amended, and the regulations of the OCC promulgated thereunder.

The Company’s non-bank subsidiaries are also subject to regulation by the Federal Reserve and other applicable federal and state agencies.
Permissible Activities
In general, the BHC Act limits the business of bank holding companies to banking, managing, or controlling banks and other activities that the Federal Reserve has determined to be closely related to banking. Bank holding companies that qualify and elect to become financial holding companies, such as the Company, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either financial in nature or incidental to such financial activity (as determined by the Federal Reserve in consultation with the Secretary of the Treasury), or complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system (as solely determined by the Federal Reserve). Activities that are financial in nature include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting, and merchant banking. Subject to certain exceptions, the BHC Act generally prohibits us from acquiring direct or indirect ownership or control of voting shares of any company engaged in activities that are not permissible for financial holding companies to engage in.
Maintaining our financial holding company status requires that the Company and the Bank remain “well-capitalized” and “well managed,” as defined by Regulation Y, and that the Bank maintains at least a “satisfactory” rating under the CRA. If the Company or the Bank fail to continue to meet these requirements, we could be subject to restrictions on new activities and acquisitions, and/or be required to cease and possibly divest operations that conduct existing activities that are not permissible for a bank holding company that is not a financial holding company. Additionally, the Federal Reserve could impose corrective capital and managerial requirements and activity restrictions on us if we cease to be “well-capitalized” or “well managed.”
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
The proposed Transaction with Banco Santander will be subject to relevant regulatory approvals. Refer to the paragraphs captioned under “Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Transaction” in Part I - Item 1A. Risk Factors for additional information.
Mergers and Acquisitions
Under the BHC Act, prior approval from the Federal Reserve is required in order for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, acquire all or substantially all of the assets of a bank, or merge or consolidate with any other bank holding company. Generally, the Company is not required to obtain prior approval from the Federal Reserve to acquire a non-bank that engages in activities that are financial in nature or incidental to activities that are financial in nature, as long as the Company continues to meet the capital, managerial, and CRA requirements that enable it to qualify as a financial holding company. However, the Company is required to receive prior approval from the Federal Reserve for an acquisition in which the total consolidated assets to be acquired exceeds $10 billion.
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

Capital Adequacy
The Federal Reserve, the OCC, and the FDIC have adopted the regulatory capital standards in accordance with the Basel III Capital Rules, as developed by the Basel Committee on Banking Supervision. The Basel III Capital Rules strengthened international capital adequacy standards by increasing institutions’ minimum capital requirements and holdings of high-quality liquid assets and decreasing bank leverage.
Under the Basel III Capital Rules, as currently adopted in the U.S., the Company’s and the Bank’s assets, exposures, and certain off-balance sheet commitments and obligations are subject to risk weights used to determine risk-weighted assets. Risk weights can range from 0% for U.S. government securities to 1,250% for certain tranches of complex securitization or equity exposures. Risk-weighted assets serve as the base against which regulatory capital is measured, and are used to calculate capital ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Ratio, as defined in the applicable regulations, which the Company and the Bank are required to maintain above certain specified minimums. CET1 capital consists of common stockholders’ equity less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. At the time of initial adoption of the Basel III Capital Rules, the Company had elected to opt-out of the requirement to include certain components of AOCI in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes qualifying subordinated debt and the permissible portion of the ACL.
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
The Basel III Capital Rules also include a capital conservation buffer comprised entirely of CET1 capital, which is considered in addition to the 4.5% minimum CET1 capital ratio and is equal to 2.5% of risk-weighted assets for both the Company and the Bank. This buffer is designed to absorb losses during periods of economic stress, and is generally required in order to avoid limitations on capital distributions and certain discretionary bonus payments to executive officers.
Our regulatory capital ratios can be found in Part II under the section captioned “Liquidity and Capital Resources” contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 13: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.
Prompt Corrective Action
FDICIA requires the federal bank regulatory agencies to take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet certain capital adequacy standards. A depository institution’s treatment for purposes of the prompt corrective action provisions depends upon its level of capitalization and certain other factors. An institution that fails to remain “well-capitalized” becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth or restrictions on the ability to receive regulatory approval of applications. FDICIA also provides for enhanced supervisory authority over “under capitalized” institutions, including authority for the appointment of a conservator or receiver for the institution. In certain instances, a bank holding company may be required to guarantee the performance of an “under capitalized” subsidiary bank’s capital restoration plan. As of December 31, 2025, the Bank was categorized as “well-capitalized” under each of its capital ratio categories.
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

Enhanced Prudential Standards
The Federal Reserve established enhanced prudential standards for larger bank holding companies based on size and certain risk-based indicators. In 2019, the Federal Reserve, along with other federal bank regulatory agencies, tailored these prudential standards allowing bank holding companies with total consolidated assets of $250 billion or less to be exempt from certain enhanced capital and liquidity prudential standards, including company-run stress testing, capital planning, liquidity coverage ratio, and resolution planning requirements, among others. Although the Company’s total consolidated assets are beneath the $250 billion threshold, the Company performs certain stress tests internally and incorporates the economic models and information developed through its stress testing program into its risk management and capital planning activities, which continue to be subject to the regular supervisory processes of the Federal Reserve System and the OCC.
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
Federal Reserve System
Regulations of the Federal Reserve require a depository institution to maintain reserves against its transaction accounts and non-personal time deposits for the purposes of implementing monetary policy. The reserve requirement must be satisfied in the form of vault cash and, if vault cash is insufficient, by maintaining a balance in an account at a FRB. The FRA authorizes different ranges of reserve requirement ratios depending on the amount of transaction account balances held at a depository institution. Since March 26, 2020, the reserve requirement ratios on all net transaction accounts were reduced to zero percent, thereby eliminating reserve requirements for all depository institutions.
Further, as a national bank and a member of the Federal Reserve System, the Bank is required to subscribe to the capital stock of its district FRB in an amount equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call by the Federal Reserve. At December 31, 2025, the Bank held a stock investment in the FRB of New York of $231.2 million.
Federal Home Loan Bank System
The FHLB System provides a central credit facility for its member institutions. The Bank, as a member of the FHLB of Boston, is required to purchase and hold shares of FHLB capital stock for its membership and other activities in an amount equal to 0.05% of total assets as of the end of the prior calendar year, up to a maximum of $5 million, plus an amount that varies from 3.0% to 4.0% depending on the maturities of its FHLB advances, of which there were $3.0 billion outstanding for the Bank at December 31, 2025. The Bank was in compliance with these requirements at December 31, 2025, and held a FHLB stock investment of $125.2 million.
Source of Strength Doctrine
Bank holding companies are required to serve as a source of financial and managerial strength to their subsidiary banks and could be required to commit resources to support each of their subsidiary banks. This support may be required at times when the Company is not in a financial position to provide such resources without adversely affecting its ability to meet other obligations. The Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank when necessary, or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank when necessary. Capital loans by a bank holding company to its subsidiary bank would be subordinate in right of payment to deposits and certain other debts of the subsidiary bank. In the event of bankruptcy, a formal commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
In addition, under the National Bank Act, if the Bank’s capital stock is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Company. If the assessment is not paid within three months after receiving notice thereof, the OCC could order a sale of the Bank stock held to cover any deficiency.
Safety and Soundness Standards
The federal bank regulatory agencies have adopted the rules and regulations under the Interagency Guidelines Establishing Standards for Safety and Soundness, which are applicable to all insured depository institutions. These guidelines prescribe standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, and benefits, asset quality, earnings, and stock valuation, as determined to be appropriate.

The OCC also has established guidelines setting forth heightened risk management and governance standards for large national banks, which currently includes the Bank. A large bank is currently defined as a bank with more than $50 billion in average total consolidated assets from its four most recently filed quarterly Call Reports. Because the Bank is currently a covered bank, it has a risk governance framework designed to meet the OCC heightened standards. In December 2025, the OCC issued a notice of proposed rulemaking that would increase the threshold at which the heightened standards apply from $50 billion to $700 billion in average total consolidated assets, while keeping in place the concept of a risk governance framework for banks with over $50 billion in average total consolidated assets. Additional information regarding our risk governance framework can be found under the section captioned “Risk Governance Framework” contained elsewhere in this Item 1. Business.
If the applicable federal bank regulatory agency determines that an institution fails to meet any of the established standards, the agency may require the institution to submit an acceptable plan to achieve compliance with the standard. In the event that an institution fails to submit an acceptable plan within the time allowed, or fails, in any material respect, to implement an accepted plan, the agency must require the institution to correct the deficiency and may take other supervisory and enforcement actions until the deficiency is corrected.
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
Resolution Planning
The FDIC requires certain insured depository institutions with more than $50 billion in total assets to periodically submit resolution plans to provide the FDIC with information about the bank that is essential to effective resolution planning and to support the execution of a resolution, if necessary. In June 2024, the FDIC amended its insured depository institution resolution plan rule, which requires the Bank, as a “Group B” insured depository institution with between $50 billion and $100 billion in total assets, to submit informational filings on a three-year cycle and provide limited interim supplements in each of the off-years. The final rule became effective October 1, 2024. The Bank’s initial information filing submission is due on or before April 1, 2026. In December 2025, the FDIC provided an update on insured depository institution resolution planning for large banks and announced that it expects to propose changes to the Insured Depository Institution Rule and to conduct capabilities testing in 2026 on insured depository institutions’ ability to populate a virtual data room.
Dividends
The Company is dependent upon dividends from the Bank to provide funds for its cash requirements, including the payment of dividends to stockholders. Dividends paid by the Bank are subject to federal regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or would exceed the net income for that year combined with the undistributed net income for the preceding two years. During the year ended December 31, 2025, the Bank declared and paid $900.0 million in dividends to the Company and had $634.6 million of undistributed net income available for the declaration and payment of dividends at December 31, 2025.
In addition, federal bank regulatory agencies have the authority to prohibit the Company from engaging in unsafe or unsound practices in conducting its business. The declaration and payment of dividends, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice, especially if its capital base is depleted to an inadequate level. The ability of the Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital requirements.
Transactions with Affiliates and Insiders
Transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the FRA and Federal Reserve Regulation W. In a bank holding company context, at a minimum, the parent holding company of a national bank, and any companies that are controlled by such parent holding company, are considered affiliates of the bank. Generally, sections 23A and 23B of the FRA are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates by (i) limiting the extent to which an institution or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates in the aggregate, and (ii) requiring that all such transactions be on terms substantially the same, or at least favorable, to the institution or subsidiary as those provided to a non-affiliate on market terms. The term covered transaction includes the making of loans, purchase of assets, the issuance of a guarantee, and similar types of transactions. Certain covered transactions must be collateralized according to the FRA and Regulation W.

In addition, Section 22(h) of the FRA and Federal Reserve Regulation O restricts extensions of credit to directors, executive officers, and principal stockholders or insiders of the Bank. Pursuant to Section 22(h), extensions of credit to directors, executive officers, and principal stockholders of the Bank or its affiliates must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential extensions of credit made under a benefit or compensation program that is widely available to the institution’s employees and does not give preference to the insider over the employees. Further, extensions of credit to insiders and their related interests may not exceed, together with all other outstanding extensions of credit to such persons and affiliated entities, the percentage of the institution’s total unimpaired capital and unimpaired surplus set forth in Regulation O. Extensions of credit to insiders above specified amounts must receive prior approval from the Bank’s Board of Directors. Section 22(g) of the FRA and Regulation O places additional limitations on extensions of credit to executive officers.
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
In October 2023, the Federal Reserve proposed amendments to its rules on interchange fees. Interchange fees, or “swipe” fees, are charges that merchants pay to card-issuing banks for processing electronic payment transactions. The current interchange fee limitations establish a maximum possible fee for many types of debit interchange transactions that is equal to no more than 21 cents per transaction plus five basis points multiplied by the value of the transaction. The proposed changes would establish a maximum permissible interchange fee of no more than 14.4 cents per transaction plus four basis points multiplied by the value of the transaction. The current rules allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements. Under the proposed changes, the fraud prevention adjustment would be increased to 1.3 cents per transaction. The proposed rule would also establish an automatic update of the interchange fee cap every other year based on a survey of debit card issuers. However, the Federal Reserve’s existing interchange fee rule is subject to ongoing litigation and therefore the Federal Reserve has indicated that it does not intend to finalize a new rule until there is legal certainty regarding interpretation of the regulation.
State authorities have increased their focus on and enforcement of consumer protection rules. Consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive, or abusive acts or practices in connection with the offer, sale, or provision of consumer financial products and services. The extent to which the Bank as a national bank is also subject to certain state consumer protection laws is also subject to ongoing litigation and uncertainty.
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
The federal bank regulatory agencies have adopted guidelines for establishing information security standards and programs to protect such information, with an increased focus on risk management and processes related to information technology, and the use of third parties. The expectation from the federal bank regulatory agencies is that financial institutions have established lines of defense to ensure that their risk management processes address the risks posed by compromised customer credentials, and that the financial institution has sufficient business continuity planning processes to ensure rapid recovery, resumption, and maintenance of operations after a cyber-attack.

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
Federal Deposit Insurance
The standard deposit insurance coverage limit is $250,000 per depositor, per FDIC-insured bank, for each account ownership category, although the FDIC may guarantee uninsured deposits above the $250,000 limit under the statutory systemic risk exception, as was done with the Silicon Valley Bank and Signature Bank failures in March 2023. The DIF is funded mainly through quarterly assessments on insured depository institutions, such as the Bank, and provides insurance coverage for certain deposits up to this maximum amount.
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
Assessment rates are subject to adjustment by the FDIC. For instance, assessment rates could (i) decrease for the issuance of long-term unsecured debt, including senior unsecured debt and subordinated debt, (ii) increase for holdings of long-term unsecured or subordinated debt issued by other banks, or (iii) increase for significant holdings of brokered deposits for large banks that are not well rated or not well capitalized. In 2022, the FDIC increased the initial deposit base deposit insurance assessment rate schedules uniformly by 2 basis points for all insured depository institutions, beginning in the first quarterly assessment period of 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.
In November 2023, the FDIC published a final rule implementing a special assessment for certain banks to recover losses incurred by protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The special assessment is to be collected for an anticipated total of eight quarterly assessment periods, which began with the second quarter of 2024. In December 2025, the FDIC issued an interim final rule outlining a process for a potential offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if the special assessment amount collected ultimately exceeds losses to the DIF. At December 31, 2025, the Company’s remaining accrual for its estimated special assessment charge was $5.9 million. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment if actual losses exceed the amounts collected. Additional information regarding this FDIC special assessment and the Company’s related FDIC special assessment liability can be found within Note 22: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
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

Depositor Preference
In the event of the liquidation or other resolution of an insured depository institution, including the Bank, the claims of depositors of the institution (including any claims of the FDIC as subrogee of depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, claims of insured and uninsured depositors, along with claims of the FDIC, would have priority in payment ahead of unsecured, non-deposit creditors, including the Company, with respect to any extensions of credit they have made to such insured depository institution.
Anti Money Laundering
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
Financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions, and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal bank regulatory agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of federal privacy laws. Financial institutions that hold correspondent accounts for foreign banks or provide private banking services to foreign individuals are required to take measures to avoid dealing with certain foreign individuals or entities, including foreign banks with profiles that raise money laundering concerns, and are prohibited from dealing with foreign shell banks and persons from jurisdictions of particular concern.
Financial institutions also are required to establish internal anti money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted under the Bank Merger Act. The Company has in place a Bank Secrecy Act and USA PATRIOT Act compliance program and engages in very few transactions of any kind with foreign financial institutions or foreign persons. The Company also complies with the sanctions administered by the OFAC of the U.S. Department of the Treasury, which is responsible for administering economic sanctions that affect transactions with designated foreign countries, nations, and others. The OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring, or engaging in terrorist acts, known as Specially Designated Nationals and Block Persons. Blocked assets (i.e., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from the OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Debit Card Interchange Fees
The Federal Reserve requires that the amount of any interchange transaction fee that a debit card issuer may receive or charge with respect to an electronic debit transaction shall be reasonable and proportional to the cost incurred by the debit card issuer with respect to the transaction, and imposes requirements regarding routing and exclusivity of electronic debit transactions and the usability of debit cards across networks. Interchange fees for certain electronic debit transactions are capped at 21 cents plus 0.05% of the transaction value for issuers with over $10 billion in consolidated assets, such as the Bank. The regulation also allows covered debit card issuers to receive 1 cent per transaction for fraud-prevention costs, provided that the debit card issuer meets the fraud-prevention standards established by the Federal Reserve. For information regarding the Federal Reserve’s proposed amendments to its rules on interchange fees, refer to the paragraphs captioned under “Consumer Protection and Consumer Financial Protection Bureau Supervision” earlier in this section. Interchange fees impact revenues of the Consumer Banking and HSA Bank operating segments, however, HSA Bank’s interchange revenue is not subject to these rules. The regulations that govern interchange fees remains subject to ongoing litigation.
Incentive Compensation
The federal bank regulatory agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. We take this guidance into account as part of our compensation practices and enterprise risk management. Additionally, in accordance with federal securities laws and regulations and the continued listed standards for the NYSE, we adopted our Policy for Recoupment of Incentive Compensation for our executive officers as of October 17, 2023, which has been included as Exhibit 97 to this Annual Report on Form 10-K. Dodd-Frank requires the Federal Reserve, the OCC, the FDIC, the SEC, and two other regulatory agencies to adopt regulations governing incentive compensation provided by regulated financial services companies to their executives and other employees. Although regulations to implement these requirements has been proposed multiple times, final regulations have not been adopted.

Fair Access to Financial Services
In recent years, certain states have enacted, or have proposed to enact, statutes, regulations, or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities. In August 2025, Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” was signed, which states that it is the policy of the U.S. that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the U.S. Treasury Secretary and the federal bank regulatory agencies to address politicized or unlawful debanking activities.
Climate-Related Developments
Climate change and the risks it may pose to financial institutions has, in the recent past, been an area of focus by the federal and state legislative bodies and regulators, including the federal bank regulatory agencies. In the future, new regulations or guidance may be issued, or other regulatory or supervisory actions may be taken, in this area by the federal bank regulatory agencies or other regulatory agencies. In addition, many states have adopted, or are considering adopting, laws that address climate-related and other issues that might arise. These laws may increase our compliance costs and may include provisions that conflict with other state and federal regulations. The Company will continue monitoring legislative and regulatory activity that may implicate potential new legal or regulatory obligations on our part and evaluating their potential impact to Webster.
Risk Governance Framework
Under federal banking laws, the Bank is required to maintain a risk governance framework that ensures the Bank’s risk profile is easily distinguished and separate from that of its parent bank holding company for risk management purposes, and a risk committee, led by an independent director, with at least one risk management expert, that is responsible for the oversight of its enterprise risk management framework and that meets other statutory and regulatory requirements set by the OCC. Under the OCC’s guidelines, the Bank may use the risk governance framework of its parent company if it meets the minimum standards, and the risk profiles of the parent company and the covered bank are substantially the same, along with certain other conditions. The Bank has elected to use the Company’s risk governance framework. The Bank maintains a standing Risk Committee of the Board that meets the OCC’s regulatory requirements to oversee its enterprise risk management framework. In addition, the Enterprise Risk Management Committee, which is the highest management-level risk committee, provides oversight of the risks inherent in Webster’s business and serves as an escalation point for risk topics and issues raised by its seven sub-committees.
At Webster, risk is defined as the potential that events, expected or unexpected, may have an adverse effect on the Company’s earnings, capital, and/or enterprise value. Webster’s risk governance framework, which is aligned with the OCC’s Heightened Standards and the Handbook on Large Bank Supervision, reflects a structured and systematic approach to managing risks and controlling risk-taking activities across the organization.
Risk identification is a continuous process and occurs at various levels throughout the organization. The approaches used to identify risk include process and data analysis, risk metrics, and risk assessments. Risks are categorized using a risk taxonomy and are assessed across all applicable risk categories. This includes an assessment of inherent risk and residual risk after considering the effectiveness of the control environment.
During the year ended December 31, 2025, the Company revised its risk taxonomy to better align with regulatory expectations and industry practices. Specifically, Information Risk was consolidated into Operational Risk, Financial Risk was realigned into Liquidity Risk and Market/Price Risk, and Reputation Risk was consolidated into Strategic Risk. These revisions were primarily administrative in nature, and do not represent a material change in the Company’s underlying risk profile.
Impacts of risk can be both quantitative and qualitative. Risks are mitigated through the establishment of robust controls, and documented policies and related procedures. A control is a specific activity, procedure, tool, or technical standard designed to satisfy the control objective and implemented within a business process to mitigate the impact and likelihood of associated inherent risk. For risks that cannot be controlled, First Line of Defense management may decide to accept the risks with agreement from relevant Second Line of Defense management, reduce the level of business activity, share or transfer the risks, or withdraw from the activity altogether.
Webster maintains a Risk Appetite Statement, which is a key component of its risk governance framework as it links the monitoring and reporting of risks, at the enterprise level, with Webster’s business strategy and financial objectives by providing the organization with expectations of the type and level of risk it is willing to accept in pursuit of its objectives. The Risk Appetite Statement establishes a risk appetite across Operational, Credit, Compliance, Liquidity, Market/Price, and Strategic as Level 1 risk categories, which represent the top risks that drive Webster’s risk profile, and uses a 5-point rating scale (minimal to critical). Further delineation and detail is provided at Level 2 and Level 3 to enable more precise risk identification, assessment, and response. The Risk Appetite Statement includes a set of qualitative risk statements and quantitative Board-level metrics along with Board-level tolerances, which are approved by the Board annually. Breaches of approved tolerances are required to be escalated and addressed in a timely manner.

The Chief Executive Officer is ultimately responsible for all of Webster’s risk-taking activities and for supporting an effective enterprise risk management framework that is adopted, operationalized, and executed. The Chief Executive Officer sets the tone at the top and reinforces a strong risk culture that values risk self-identification and for holding executives accountable for their adherence to the enterprise risk management framework, appropriately assessing and effectively managing all of the risks associated with their activities and operating within the established risk appetite.
The Company has adopted the Three Lines of Defense Model. Under this model, the First Line manages risks, verifies compliance, performs control activities, and works in coordination with the Second Line. The Second Line provides expertise, support, and tools, and challenges the First Line to enhance efficiency and effectiveness of the control environment. The Third Line provides independent and objective assurance to management and the Board, assessing whether the First and Second Line functions are operating effectively. Detailed roles and responsibilities for each line are as follows:
*First Line of Defense: Front-Line Units represent process owners that engage in activities designed to generate revenue and reduce expenses, provide operational and technology services, and provide operational support and servicing in the delivery of products or services. Since Front-Line Unit activities inherently create risk, the Front-Line Units are responsible for assessing and managing that risk.
*Second Line of Defense: Independent Risk Management is responsible for identifying, measuring, monitoring, or controlling risks independently from the Front-Line Units and providing effective challenge to the Front-Line Units. Independent Risk Management includes Enterprise Risk, Operational Risk, Corporate Compliance, Enterprise Financial Crime, and Credit Risk Review, which report to the Chief Risk Officer, and Credit Risk Management, which reports to the Chief Credit Officer. The Chief Risk Officer and the Chief Credit Officer are Webster’s Chief Risk Executives.
*Third Line of Defense: Internal Audit independently assesses Webster’s risk management processes and controls using methodology developed from professional auditing standards and regulatory guidance. Internal Audit undertakes these responsibilities through periodic reviews of Webster’s business activities, operations, and systems, and through special or retrospective reviews that may be specifically requested by the Audit Committee or management. The Chief Audit Executive leads Internal Audit.
In December 2025, the OCC issued a notice of proposed rulemaking that would increase the threshold at which the heightened standards apply from $50 billion to $700 billion in average total consolidated assets, while keeping in place the concept of a risk governance framework for banks with over $50 billion in average total consolidated assets.
Credit Risk
Credit risk is the risk of loss that arises when a client or counterparty fails to honor its financial or contractual obligations to Webster and/or the underlying collateral is insufficient to satisfy the obligation. Credit risk arises in Webster’s lending operations, and in its funding and investment activities where counterparties have repayment or other obligations to Webster. Credit risk can also arise from deposit overdrafts and other solutions or services that involve customer obligations for the transfer of funds.
The overall focus of credit risk management is to identify, measure, monitor, and control credit risk at the portfolio and enterprise level. Webster maintains underwriting standards consistent with its desired risk profile and robust credit processes. Webster’s loan portfolio is balanced to include both commercial and consumer lending activity while closely managing concentrations in borrowers, counterparties, industries, geographies, and collateral asset classes to avoid excessive correlated risk. Diversification of the loan portfolio across commercial and industrial, commercial real estate, and consumer is important in managing credit risk. Accordingly, management aims to actively measure and manage concentrations by portfolio, industry sector, and specific sub-sectors, geography, affiliated obligors, and other common characteristics. Webster is primarily a relationship lender. In addition, Webster will only assume credit risk when it can be effectively managed from an infrastructure or operational perspective, and it has industry, product, and market expertise.
Credit Risk at Webster includes:
–Credit Concentration Risk – The risk of financial loss due to overly concentrated exposure to borrowers and/or counterparties that have common characteristics, such as industry, geography, or collateral asset class.
–Credit Quality Risk – The risk of financial loss due to a decline in a borrower or counterparties creditworthiness, default due to lack of willingness or ability to meet financial obligations, or asset quality deterioration.
The Chief Credit Officer is responsible for credit risk oversight. The Credit Risk Management Committee is also responsible for providing oversight and governance of credit risk for the Bank.

Liquidity Risk
Liquidity Risk is the potential inability to meet contractual or contingent obligations as they arise without incurring significant losses. Liquidity Risk at Webster includes:
–Capital Adequacy Risk – The risk that the bank does not have enough capital to absorb losses and support its operations, putting its solvency, stability, and regulatory compliance at risk.
–Funding Risk – The risk that the Bank will be unable to issue new debt to meet funding needs or repay existing debt as it comes due.
–Structural Mismatch Risk – The risk of misalignment of cash flow timing between assets and liabilities, potentially leading to operational difficulties and financial losses.
Liquidity is monitored by considering the adequacy of liquidity sources and by considering present and future needs under various operating conditions, including extreme stress. Additionally, Webster aims to maintain capital levels that are consistent with supervisory expectations and commensurate with the risk profiles of our portfolios for a range of stress scenarios.
Market/Price Risk
Market/Price Risk is the risk of loss arising from changes in external market variables such as interest rates, foreign exchange rates, equity prices, asset values, and collateral values. Market/Price Risk at Webster includes:
–Investment Risk – The risk of significant changes in interest rates leading to fluctuations in the market value or prices of investments, potentially resulting in financial losses or capital deterioration.
–Interest Rate Risk – The risk arising from significant changes in interest rates that could have a material adverse impact on the Company’s earnings or equity.
Interest rate exposure is actively monitored by measuring sensitivity of earnings and equity to changing interest rates and managed using investment portfolio positioning, wholesale funding mix, and interest rate contracts to ensure stable earnings and capital in changing interest rate environments.
The Chief Financial Officer, along with ALCO, are responsible for providing oversight and governance of both liquidity risk and market/price risk.
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events. Operational risk at Webster includes:
–Business Disruption Risk – The risk of disruption to business activities that prevents the execution of critical operations required to service clients, support products, and satisfy other external obligations.
–Corporate Practices Risk – The risk that arises from failing to adhere to expected regulatory and financial market practices, including accurate and timely reporting, corporate tax filing, document retention/destruction, and effective risk management practices.
–Data Risk – The risk arising from inappropriate or inadequate collection, storage, processing, use, sharing, or disposal of information and data, including availability of data to support business processes.
–External Fraud Risk – The risk of loss due to acts intended to defraud, misappropriate property, or circumvent regulations, laws, or company policies by an external party.
–Human Capital Risk – The risk of loss of key personnel, skills shortages, and knowledge management which could potentially impact Webster’s ability to execute on its key strategic initiatives, facilitate a desired risk culture, competitive position in the marketplace, and business operations.
–Information Security Risk – The risk of unauthorized access, use, disclosure, disruption, modification, perusal, inspection, recording, or destruction of electronic or physical data.
–Information Technology Risk – The risk that systems handling information and process flow may not meet quality, availability, and efficiency standards in line with industry, client, and regulatory expectations, or may fail causing outages, or that new systems may not be implemented timely.
–Internal Fraud Risk – The risk of loss due to acts intended to defraud, misappropriate property, or circumvent regulations, laws, or company policies which involve at least one internal party (e.g., colleague, former colleague, contractor).
–Model Risk – The risk that arises from errors within a model and/or incorrect use of a model, while considering the degree of reliance on model output in decision making.
–Physical Security Risk – The risk that arises from the inability to protect Webster’s assets, including infrastructure and people, from criminal injury or natural and/or manmade disasters that would impair its ability to operate.

–Processing Risk – The risk of failing to appropriately and timely process transactions on behalf of clients, colleagues, or the company, service client accounts, or manage technology and non-technology related change initiatives.
–Third-Party Risk – The risk of failing to manage third-party relationships resulting in an incident or vulnerability with a service being provided by or on behalf of a third-party provider.
Webster mitigates operational risk through an operational risk management framework, which provides a set of tools to identify, assess, monitor, control, and report on operational risk. The operational risk management framework enables the lines of business and corporate functions to establish accountability for the timely and effective management of identified risks, control failures, or other related gaps/deficiencies. Webster seeks to control operational risk within an acceptable range, determined by the types of businesses in which it engages. Control of operational losses depends on identifying the types of transactions and operational risks faced at the enterprise and business level, and ensuring effective internal control processes are in place to mitigate these risks.
The Head of Operational Risk is responsible for operational risk oversight. Additionally, the Operational Risk Management Committee is responsible for providing oversight and governance of Operational risk. Further, the Information Risk Committee is specifically responsible for providing oversight and governance of information security and information technology risks.
Compliance Risk
Compliance risk is the risk arising from non-adherence to applicable laws, rules, regulations, and other supervisory guidance. It risk exposes Webster to fines, civil monetary penalties, payment of damages, and the voiding of contracts. Compliance Risk at Webster includes:
–Conduct Risk – The risk associated with the conduct and behavior of individuals and organizations.
–Consumer Compliance Risk – The risk associated with failing to comply with regulations and laws that protect consumers.
–Fiduciary Compliance Risk – The risk associated with failing to uphold fiduciary duties when managing client investments and trust accounts.
–Financial Crimes Risk – The risk associated with illicit activities and criminal behaviors within the financial industry.
–Legal Risk – The risk arising from potential legal action due to colleague or corporate actions, improperly licensed legal entities, failure to meet Board’s requirements, and non-compliance with laws or regulations.
–Prudential Regulatory Risk – The risk associated with failing to comply with prudential regulatory requirements, potentially undermining confidence in the company.
Corporate Compliance manages compliance risk through the execution of a comprehensive Compliance Management Program, which is designed to identify and evaluate risks of non-compliance, assess, test, and monitor the effectiveness of internal controls, and report and escalate significant regulatory compliance risks and issues.
The Chief Compliance Officer is responsible for compliance risk oversight. The Regulatory Compliance Committee is responsible for providing oversight and governance of compliance risk.
Strategic Risk
Strategic risk is the risk associated with the Company’s mission and future business plans and includes the current or prospective risk to capital and earnings arising from changes in the business environment and from adverse business decisions, improper implementation of decisions, or lack of responsiveness to changes in the business environment. Strategic Risk at Webster includes:
–Strategy Consistency & Effectiveness Risk – The risk associated with the potential for the strategic plan or approach to be inconsistent or ineffective in achieving desired outcomes or business objectives. The chosen strategy may not be well-aligned with the Company’s goals, competitive landscape, or changing market conditions, leading to suboptimal results.
–Reputational Risk – The risk arising from negative perception of the company among clients, colleagues, investors, governments, regulators, and other external parties.
Webster manages strategic risk through a disciplined process led by Webster’s Chief Strategy Officer. This process ensures that strategic choices and initiatives align with Webster’s strategic risk management framework and overarching goal of allocating capital and resources to support strategies that create value for customers and sustainably grow economic profit over time. Management decisions include selecting strategic priorities, applying planning assumptions, assessing internal capabilities and external conditions, and dedicating resources to execution. Changes and updates to strategic choices and supporting initiatives are reviewed by the Board along with the Company’s priorities. The impact of strategies on Webster’s risk appetite and risk profile is evaluated in collaboration with independent risk management functions as part of the strategic planning process.

The Chief Corporate Responsibility Officer is responsible for implementing programs to manage reputational risk. Reputational risk is managed through strong corporate governance, risk culture, and adherence to the Code of Business Conduct and Ethics.
Enterprise Risk Management is responsible for second line oversight of strategic risks. Additionally, the Enterprise Risk Management Committee is the management-level oversight committee responsible for providing direct oversight and governance of strategic risks.
Additional information regarding risks and uncertainties, and relevant risk factors that could impact the Company’s business, results of operations, or financial condition can be found in Part I - Item 1A. Risk Factors and throughout Part II of this report.

ITEM 1A. RISK FACTORS
Investment in our stock involves risks and uncertainties, some of which are inherent in the financial services industry and others of which are more specific to our business. The discussion in the paragraphs below addresses the material risks and uncertainties, of which we are currently aware, that could adversely affect our business, results of operations, or financial condition. Before making an investment decision, you should carefully consider the risks and uncertainties together with all of the other information included or incorporated by reference in this report. If any of these events or circumstances actually occurs, our business, results of operations, or financial condition could be significantly impacted.
Summary of Risk Factors
Below is a summary of the principal risk factors that could adversely affect our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in Webster.
Risks Related to the Proposed Transaction with Banco Santander
■Failure to complete the Transaction could negatively affect our stock price and our future business and financial results.
■We will be subject to business uncertainties and contractual restrictions while the Transaction is pending.
■Because the market price of ADSs (or Ordinary Shares, as applicable) may fluctuate, our stockholders cannot be certain of the precise value of the consideration they will receive in the Transaction.
■The Transaction Agreement may be terminated and the Transaction may not be completed.
■Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Transaction.
■We have incurred, and are expected to incur, substantial costs related to the Transaction and related integration.
■Combining us and Banco Santander may be more difficult, costly, or time-consuming than expected, and the combined company may fail to realize the anticipated benefits of the Transaction.
Risks Related to Credit
■Our allowance for credit losses on loans and leases may be insufficient.
■The soundness of other financial institutions and other third parties, actual or perceived, could adversely affect our business.
■We are subject to the risk of default by our counterparties and clients, particularly with respect to certain types of commercial loans.
■We are subject to commercial lending concentration risks.
Risks Related to Liquidity
■Realized and unrealized losses in our financial instruments, including in both our available-for-sale securities portfolio and our held-to-maturity securities portfolio, could negatively impact our business, financial condition, and results of operations.
■The proportion of our deposit account balances that exceed the FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.
■A reduction in our credit rating could adversely affect our access to capital and could increase our cost of funds.
■We may be subject to more stringent capital and liquidity requirements, which could limit our business activities.
■Our ability to grow is contingent upon access to capital, which may not be readily available to us.
Risks Related to Market/Price
■Difficult conditions or volatility in the U.S. economy and financial markets may have a materially adverse effect on our business, financial condition, and results of operations.
■Our profitability depends significantly on local economic conditions in the states in which we conduct business.
■Changes in interest rates and spreads, including the level and shape of the yield curve, may have a materially adverse effect on our business, financial condition, and results of operations.
■Changes in our financial condition or in the general banking industry, or changes in interest rates, could result in a loss of depositor confidence.
■Our stock price can be volatile.
■The Company may not pay dividends to stockholders if it is not able to receive dividends from its subsidiary, the Bank.
■Higher mortgage rates and low inventory adversely impact our ability to originate or refinance residential mortgage loans.

Risks Related to Operations
■We rely on third parties to perform significant operational services for us.
■Our business may be adversely affected by fraud.
■Our internal controls may be ineffective, circumvented, or fail.
■Climate change manifesting as physical or transition risks could adversely affect our operations, businesses, and customers.
■We are exposed to environmental liability risk with respect to properties to which we obtain title.
■There may be risks resulting from the extensive use of models in our business.
■The development and use of AI, including by third parties, presents risks and challenges that may adversely impact our business.
■A failure or breach of our information systems, including as a result of cyber-attacks, could disrupt our businesses, result in the misuse of confidential or proprietary information, damage our reputation, and cause losses.
■We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.
■Changes in our accounting policies or in accounting standards could materially impact how we report our financial results.
■The preparation of our consolidated financial statements requires the use of estimates that may vary from actual results.
■A significant merger or acquisition requires us to make estimates, including the fair values of assets acquired and liabilities assumed.
■If our goodwill were determined to be impaired, it could have a negative impact on our profitability.
Risks Related to Compliance
■We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
■Changes in federal, state, or local tax laws may negatively impact our financial performance.
■We are subject to extensive government regulation and supervision, which may interfere with our ability to conduct our business operations.
■Significant changes to the size and operations of the federal government agencies may cause economic disruptions that could adversely impact our business, results of operations and financial condition.
■Regulatory compliance expense may increase substantially when we reach $100 billion in assets, which is the next regulatory tier above us now. Moreover, we expect such costs to increase significantly as we approach that size.
■We are subject to examinations and challenges by taxing authorities.
■Health care reform could adversely affect our Healthcare Financial Services segment.
■We are subject to financial and reputational risks from potential liability arising from lawsuits.
■We are subject to complex state and federal laws and regulations regarding data privacy and security, which impact how we conduct our business.
Risks Related to Strategy
■New lines of business or new products and services may subject us to additional risk.
■We may not be able to attract and retain skilled people, and the loss of key employees or the inability to maintain appropriate staffing may disrupt relationships with customers and adversely impact our business.
■We operate in a highly competitive industry and market area.
■Failure to keep pace with and adapt to technological change could adversely impact our business.
■The loss of key partnerships could adversely affect our Healthcare Financial Services segment and interSYNC operations.
■Our investments in certain tax-advantaged projects may not generate returns as anticipated, or at all, and may have an adverse impact on our results of operations.
■Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our corporate responsibility practices may impose additional costs on us or expose us to new or additional risks.
■Our reputation and client relationships may be damaged as a result of our practices related to climate change.
The above summary is subject in its entirety to the discussion of the risk factors set forth below.

Risks Related to the Proposed Transaction with Banco Santander
Failure to complete the Transaction could negatively affect our stock price and our future business and financial results.
If the Transaction is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Transaction, we would be subject to a number of risks, including, among others the following:
•negative reactions from the financial markets, including a decline in our stock price to the extent that current market prices reflect a market assumption that the Transaction will be completed;
•negative reactions from our customers and vendors;
•the incurrence of substantial expenses in connection with the negotiation of the Transaction Agreement and the requirement to pay certain costs relating to the Transaction, including legal, accounting, and other fees, whether or not the Transaction is completed; and
•the failure to pursue other beneficial opportunities due to the focus of our management team on the Transaction and the substantial time and resources dedicated to matters relating to the Transaction.
Moreover, if Banco Santander terminates the Transaction Agreement because our Board withdraws or modifies or qualifies its recommendation that our stockholders vote in favor of the Transaction, we may be required to pay a termination fee of $489.0 million to Banco Santander.
We will be subject to business uncertainties and contractual restrictions while the Transaction is pending.
Uncertainty about the effect of the Transaction on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the Transaction is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course, in all material respects, and to refrain from taking certain actions that may adversely affect our ability to consummate the Transaction on a timely basis without the consent of Banco Santander. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Transaction. Employee retention may be particularly challenging during the pendency of the Transaction, as employees may experience uncertainty about their roles with the surviving corporation following the Transaction. All of these risks may be exacerbated if the Transaction is not timely consummated.
Because the market price of ADSs (or Ordinary Shares, as applicable) may fluctuate, our stockholders cannot be certain of the precise value of the consideration they may receive in the Transaction.
Upon the completion of the Transaction, each issued and outstanding share of our common stock (other than certain shares held by us or Banco Santander) will be converted into the right to receive 2.0548 ADSs (or Ordinary Shares in certain circumstances). This exchange ratio is fixed and will not be adjusted for fluctuations in the market values of our common stock, Ordinary Shares, or corresponding ADSs that may occur during the time period between the execution of the Transaction Agreement and the completion of the Transaction. We are not permitted to terminate the Transaction Agreement as a result, in and of itself, of fluctuations in such market values. Fluctuations in such market values may occur as a result of a variety of factors, including general market and economic conditions and changes in our and Banco Santander’s businesses, operations, and prospects, and regulatory considerations. Many of these factors are outside of our and Banco Santander’s control. The actual value of the Ordinary Shares and corresponding ADSs received by our stockholders will depend on the respective market values of our common stock, Ordinary Shares, and corresponding ADSs at the time the Transaction is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Transaction Agreement and the proxy statement/prospectus.
The Transaction Agreement may be terminated and the Transaction may not be completed.
The Transaction Agreement is subject to a number of customary closing conditions, including (1) receipt of the requisite Webster and Banco Santander stockholder approvals, (2) authorization for listing on the NYSE of the ADSs, subject to official notice of issuance, (3) receipt of required regulatory approvals, including the approval of the Federal Reserve and the European Central Bank, (4) the effectiveness of the registration statement on Form F-4 for the Ordinary Shares and corresponding ADSs, (5) the filing of an exemption document or prospectus with the National Securities Market Commission of Spain, (6) Banco Santander’s receipt of a required report from an independent expert under Spanish law validating the valuation of the common stock of Webster Virginia Corporation used to determine the exchange ratio, (7) the grant of a deed of capital increase before a Spanish public notary, and (8) the absence of any order, injunction, decree, or other legal restraint preventing the completion of Transaction, or any of the other transactions contemplated by the Transaction Agreement, or making the completion of the Transaction or any of the other transactions contemplated by the Transaction Agreement illegal. Each party’s obligation to complete the merger of Webster and Webster Virginia Corporation is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance, in all material respects, by the other party of its obligations under the Transaction Agreement. Conditions to the closing of the Transaction may not be fulfilled in a timely manner or at all, and, accordingly, the Transaction may be delayed or may not be completed. In addition, we and/or Banco Santander may elect to terminate the Transaction Agreement under certain circumstances.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Transaction.
Before the Transaction may be completed, various approvals, consents, and non-objections that have not yet been obtained must be obtained, including from the Federal Reserve and the European Central Bank. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.
The approvals that are granted may impose terms and conditions, limitations, obligations, or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Transaction Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions and that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Transaction Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Transaction or otherwise reducing the anticipated benefits of the Transaction if the Transaction were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the Transaction. Additionally, the completion of the Transaction is conditioned on the absence of certain orders, injunctions, or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Transaction Agreement.
In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the Transaction Agreement, neither us nor Banco Santander, nor any of their respective subsidiaries, is required to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals, and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on us and our subsidiaries, taken as a whole, or on Banco Santander and its subsidiaries (including, from and after the completion of the Transaction, Webster Virginia Corporation and its subsidiaries), taken as a whole.
We have incurred, and are expected to incur, substantial costs related to the Transaction and related integration.
We have incurred, and expect to incur, a number of non-recurring costs associated with the Transaction. These costs include, or will include, legal, financial advisory, accounting, consulting, and other advisory fees; retention, severance, and employee benefit-related costs; public company filings fees and other regulatory fees; financial printing and other printing costs. Some of these costs are payable by us regardless of whether or not the Transaction is completed.
Combining us and Banco Santander may be more difficult, costly, or time-consuming than expected, and the combined company may fail to realize the anticipated benefits of the Transaction.
The success of the Transaction will depend, in part, on the ability to realize the anticipated revenue and cost synergies from combining the businesses of us and Banco Santander. To realize the anticipated revenue and cost synergies from the Transaction, we and Banco Santander must successfully integrate and combine the businesses in a manner that permits those revenue and cost synergies to be realized without adversely affecting current revenues and future growth. If we and Banco Santander are not able to successfully achieve these objectives, the anticipated benefits of the Transaction may not be realized fully, or at all, or may take longer to realize than expected. In addition, the revenue and cost synergies of the Transaction could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the Transaction and the other transactions contemplated by the Transaction Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the Transaction, which may adversely affect the values of the Ordinary Shares and corresponding ADSs following the completion of the Transaction.
We and Banco Santander have operated and, until the completion of the Transaction, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the companies’ ability to maintain relationships with merchants, merchant acquirers, clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the Transaction. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the Transaction on the combined company.

Risks Related to Credit
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
The Company has established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which it is subject, including credit risk, liquidity risk, market/price risk, among others. There are inherent limitations to the Company’s risk management strategies as there may exist, or may develop in the future, risks that it has not appropriately anticipated or identified. In addition, the Company relies on both qualitative and quantitative factors, including models, to monitor, measure and analyze certain risks and to estimate certain financial values, which are subject to error. The Company must also develop and maintain a culture of risk management among its employees, as well as manage risks associated with third parties, and could fail to do so effectively. If the Company’s risk framework proves ineffective, the Company could incur additional credit losses and an additional provision to increase the ACL. An increase in the ACL would result in a decrease in net income, and could have a material adverse effect on our financial condition, results of operations, and regulatory capital position.
The soundness of other financial institutions and other third parties, actual or perceived, could adversely affect our business.
Adverse developments affecting the overall strength and soundness of our competitors, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. In addition, adverse developments with respect to third parties with whom we have important relationships also could negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face. Moreover, the speed with which information spreads through news, social media and other sources on the Internet and the ease with which customers transact may amplify the onset and negative effects from such perceptions, such as rapid deposit withdrawals or other outflows.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even speculation regarding fragility at one or more financial services companies, or the financial services industry in general, have led, and may further lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of our transactions with other financial institutions could expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be impacted if the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of our investment in the financial instrument. Any such losses could materially or adversely affect our business, financial condition, or results of operations.
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
During periods of market stress or illiquidity, our credit risk may be further increased when we fail to realize the fair value of the collateral we hold; collateral is liquidated at prices that are not sufficient to recover the full amount owed to us; or counterparties are unable to post collateral, whether for operational or other reasons. Furthermore, disputes with counterparties concerning the valuation of collateral may increase in times of significant market stress, volatility or illiquidity, and we could suffer losses during these periods if we are unable to realize the fair value of collateral or to manage declines in the value of collateral.
We are subject to commercial lending concentration risks.
At December 31, 2025, approximately 75% of our loan and lease portfolio consisted of commercial non-mortgage, commercial real estate, and multi-family loans, and a large portion of the borrowers or properties associated with these loans are geographically concentrated in New York City and proximate areas. We continue to monitor risks associated with office space, anchor tenants, and the general economic and physical risks (such as severe weather, public health, and personal safety risks), affecting commercial properties and borrowers in the Greater New York City area. Additional information regarding our commercial lending business can be found in Part II under the section captioned “Loans and Leases” contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A general decline in property values would adversely affect the value of collateral securing the real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, the decreases in the value of collateral securing our loans as a result of natural disasters or other related events could adversely impact our financial condition and results of operations. If insurance coverage is unavailable to our borrowers due to the reluctance of insurance companies to renew policies covering the collateral or due to other factors, the resulting increase in cost of property ownership could affect the ability of borrowers to repay loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.
Risks Related to Liquidity
Realized and unrealized losses in our financial instruments, including in both our available-for-sale securities portfolio and held-to-maturity securities portfolio, could negatively impact our business, financial condition, and results of operations.
We have a large portfolio of financial instruments, including loans and leases, loan commitments, available-for-sale and held-to-maturity debt securities, derivative assets and liabilities, and non-marketable equity securities that are subject to valuation and impairment assessments. Certain of these financial instruments are measured at fair value and may be subject to considerable fluctuation resulting from, for example, perceived changes in the value of the asset, the volume of trading of the asset, shifts in investor sentiment, and general market conditions. Due to these kinds of fluctuations, the amount that we realize on a financial instrument in a subsequent period may significantly differ from the last reported value. Our access to liquidity sources, financial condition, and results of operations could be affected by unrealized losses if securities must be sold at a loss. Changes in interest rates or interest rate spreads may also affect the Company’s ability to hedge various forms of market and interest rate risk, and may decrease the profitability or protection, or increase the risk or cost associated with such hedges. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of us, which could lead to a loss of depositor confidence and result in an increase in withdrawals, particularly among those with uninsured deposits.
In addition, we experienced significant unrealized losses on our available-for-sale securities portfolio as market rates increased over the past few years. Unrealized losses related to available-for-sale securities are reflected in AOCL in our Consolidated Balance Sheets and reduce the level of our tangible common equity. Such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-sale securities portfolio and believe that it is not more likely than not that we will be required to sell securities before the recovery of the amortized cost basis.

The proportion of our deposit account balances that exceed the FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.
Various assessments of the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in the first half of 2023 concluded that a significant contributing factor to the failures was the proportion of deposits held by each institution that exceeded FDIC insurance limits.
In response to the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank, many large depositors across the industry withdrew deposits in excess of the applicable deposit insurance limits and deposited these funds in other financial institutions. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Company may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Additionally, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates. In addition to customer deposits, sources of liquidity include brokered deposits, repurchase agreements, the FHLB of Boston, and the FRB of New York, as well as the debt and equity capital markets. Interest rates paid on these additional sources of liquidity generally exceed interest rates paid on deposits. Our ability to attract and retain depositors during a time of actual or perceived distress of instability in the marketplace may be limited.
A reduction in our credit rating could adversely affect our access to capital and could increase our cost of funds.
The credit rating agencies regularly evaluate the Company and the Bank, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the financial services industry, the economy, and changes in rating methodologies. There can be no assurance that we will maintain our current credit ratings. A downgrade of our credit ratings could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or purchase our securities. In particular, if we were to be downgraded below investment grade, we may not be able to reliably access the short-term unsecured funding markets, and certain customers could be prohibited from placing deposits with the Bank, which could cause us to hold more cash and liquid investments to meet our ongoing needs. Additionally, if we were to be downgraded to below investment grade, certain counterparty contracts may be required to be renegotiated or require posting of additional collateral. This could affect our growth, profitability, and financial condition, including liquidity.
We may be subject to more stringent capital and liquidity requirements, which could limit our business activities.
The Company and the Bank are subject to capital and liquidity requirements imposed by statute and the rules and regulations promulgated by the federal bank regulatory agencies. Regulators have proposed and may implement changes to these requirements. Potential revisions to the applicable regulations remain uncertain. If we fail to meet the minimum capital adequacy and liquidity guidelines and other requirements, our business activities, including lending and our ability to expand, either organically or through acquisitions, could be limited. Any changes in the applicable regulations could also result in us being required to take steps to increase our regulatory capital that may be dilutive to stockholders or limit our ability to pay dividends, or sell or refrain from acquiring assets.
Our ability to grow is contingent upon access to capital, which may not be readily available to us.
We may not be able to maintain adequate sources of funding and liquidity to fund our operations, grow our business, pay our outstanding liabilities, and meeting regulatory expectations. Our ability to borrow from other financial institutions or access the capital markets, if needed, will depend on a number of factors outside of our control, including the state of the financial markets. Heightened interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, negative perceptions of the overall banking industry or of other regional banks, or other factors may impact our ability to raise additional capital, if needed, on terms acceptable to us or at all. For example, in the event of future turmoil in the banking industry or other idiosyncratic events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity. Any diminished ability to access short-term funding or capital markets to raise additional capital, if needed, could subject us to liability, restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise adversely affect our business and our ability to implement our business plan, capital plan and strategic goals.
Risks Related to Market/Price
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

The risks associated with our business become more acute in periods of a slowing economy or slow growth. In particular, we could face some of the following risks in connection with adverse economic conditions in the U.S. economic and market environment:
•loss of confidence in the financial services industry and the debt and equity markets by investors, placing pressure on our common share price;
•decreased consumer and business confidence levels may decrease the demand for credit and investment, or increase in delinquencies and default rates;
•decreased household or corporate incomes, which could reduce customer purchasing power, confidence and spending, as well as demand for our products and services;
•decreased value of collateral securing loans to borrowers, causing a decrease in the asset quality of our loan and lease portfolio and/or an increase in charge-offs;
•changes in usage of commercial real estate, which may have sustained negative impact on utilization rates and values;
•decreased confidence in the creditworthiness of the U.S. government and agency securities that we hold;
•increased concern over and scrutiny of capital and liquidity levels;
•increased cost of capital and labor;
•increased competition or consolidation in the financial services industry; and
•increased limitations on or potential additional regulation of financial service companies.
The U.S. economy and financial markets have experienced volatility in recent years and may continue to do so in the foreseeable future. Robust demand, labor shortages, supply chain constraints, structural and secular changes, and tariffs and other trade policies, as well as geographical tensions and other conditions, have led to persistent inflationary pressures throughout the economy. In response to these inflationary pressures, the Federal Reserve raised benchmark interest rates in the past, and may cause the Federal Reserve to raise interest rates again in response to economic conditions, particularly in a continued high rate of inflation. Amidst these uncertainties, financial markets have continued to experience volatility. If financial markets remain volatile or if the aforementioned conditions result in further economic stress or recession, the performance of various segments of our business, including the value of our investment securities portfolio, could be significantly impacted, with the significance of the impact generally depending on the nature and severity of the adverse economic conditions.
Although the rate of inflation fell in 2024 and 2025, after rising sharply in 2022 and 2023, certain policy changes or actions, such as increased tariffs, may increase the risk that inflation will rise again. Prolonged periods of inflation may further impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. In addition, a prolonged period of inflation could cause an increase in wages and other costs to the Company. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer. We continue to closely monitor the pace of inflation and the impacts of inflation on the larger market, including labor and supply chain impacts.
Even when economic conditions are relatively good or stable, specific economic factors can negatively affect our business and performance. This can be especially true when the factors relate to particular segments of the economy and impact our customers whose operations or financial conditions are directly or indirectly dependent on good or stable conditions in those segments. For example, given the fundamental change in office demand driven by the acceptance of remote work, commercial real estate space remains underutilized. This, combined with higher interest rates, likely decreases demand for financial services in that sector and may make it more difficult for borrowers to refinance maturing loans, contributes to decreased property values and harms the creditworthiness of some of our office commercial real estate customers, as well as businesses whose customers have historically been office workers.
Our profitability depends significantly on local economic conditions in the states in which we conduct business.
The success of our business is dependent on the general economic conditions of the significant markets in which we operate, particularly Connecticut, Massachusetts, Rhode Island, New York, and New Jersey. Difficult economic conditions or adverse changes in such local markets, whether caused by inflation, recession, unemployment, changes in housing or securities markets, or other factors, could reduce demand for our loans and deposits, increase problem loans and charge-offs, affect the ability of borrowers to repay their loans, cause a decline in the value of collateral securing loans, and otherwise negatively affect our performance and financial condition. Any declines in real estate values in such local markets may adversely affect borrowers and the value of collateral securing many of our loans, which could adversely affect our current performing loans, leading to future delinquencies or defaults and an increase in our provision for credit losses.

Changes in interest rates and spreads, including the level and shape of the yield curve, may have a materially adverse effect on our business, financial condition, and results of operations.
Like other financial institutions, our business is sensitive to interest rate movements. Our financial condition and results of operations are significantly affected by changes in market interest rates. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, the competitive environment within our markets, consumer preferences for specific loan and deposit products, and policies of various governmental and regulatory agencies, in particular the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence the amount of interest we receive on loans and securities, the amount of interest we pay on deposits and borrowings, our ability to originate loans and obtain deposits, and the fair market value of our financial assets and liabilities.
Increased interest rates may decrease demand for interest-rate based products and services, including loans and deposits; make it more difficult for borrowers to meet obligations under variable-rate or adjustable-rate loans and other debt instruments; increase our borrowing costs; and require us to increase the interest we pay on funds deposited with us; and reduce the market value of our securities holdings. Decreased interest rates often increase prepayments on loans and securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are further subject to reinvestment risk to the extent that we cannot reinvest the cash received from such prepayments with interest rates comparable to pre-existing loans and securities. If the rate of economic growth decreased sharply, causing the Federal Reserve to lower interest rates, our net income could be adversely affected.
To the extent that interest rates increase, we expect competition for cost-effective deposits to also increase, making it more costly for the Bank to fund loan growth. Rapid and unexpected volatility in interest rates creates additional uncertainty and potential for adverse financial effects. There can be no assurance that the Bank will not be materially adversely affected by future changes in interest rates.
To a large degree, our consolidated earnings are dependent on net interest income, which is the difference between the interest income earned from our interest-earning assets and the interest expense paid on our interest-bearing liabilities. If the rates paid on interest-bearing liabilities increase at a faster rate than the yields received on interest-earning assets, our net interest income, and therefore earnings, could be adversely affected. Conversely, earnings could also be adversely affected if the yields received on interest-earning assets fall more quickly than the rates paid on interest-bearing liabilities. To the extent that the yield curve steepens, net interest income would benefit, primarily from the additional yield provided to fixed-rate asset reinvestment and production, without a commensurate offset from increasing funding costs. Conversely, a flatter yield curve would reduce net interest income, all else equal.
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
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The Bank uses its liquidity to extend credit and to repay liabilities as they become due or as demanded by customers. Our primary source of liquidity is our large supply of interest-bearing and non-interest bearing deposits. The continued availability of this supply of deposits depends on customer willingness to maintain deposit balances with banks in general and us in particular, as well as the continued inflow of deposits for new and existing customers. The availability of deposits can also be impacted by regulatory changes (e.g., changes in FDIC insurance, liquidity requirements, healthcare reform, legislation and regulation regulated to stablecoins, etc.), changes in financial condition of the Bank, other banks, or the banking industry in general, changes in the interest rates our competitors pay on their deposits, and other events which can impact the perceived safety or economic benefits of bank deposits. Many other financial institutions have increased their reliance on deposit funding and, as such, we expect continued competition in the deposit markets. We cannot predict how this competition will affect our costs. While we make significant efforts to consider and plan for hypothetical disruptions in our deposit funding, market-related, geopolitical, or other events could impact the liquidity derived from deposits.
Our stock price can be volatile.
Stock price volatility may make it more difficult for stockholders to resell their common stock when they want and at prices that they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•actual or anticipated variations in results of operations;
•recommendations or projections by securities analysts or failure to meet their expectations;
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
•changes in government regulations; and
•geopolitical conditions such as acts or threats of terrorism or military conflicts, including the ongoing military conflict between Russia and Ukraine, or the conflicts in the Middle East.
General market fluctuations, including real or anticipated changes in the strength of the economy, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends, among other factors, could also cause our stock price to decrease regardless of operating results.
The Company may not pay dividends to stockholders if it is not able to receive dividends from its subsidiary, the Bank.
The Company is a separate and distinct legal entity from the Bank and its non-banking subsidiaries. A substantial portion of the Company’s revenues are derived from dividends paid to it by the Bank. These dividends are the principal source of funds to pay dividends to common and preferred stockholders. Whether the Bank is able to pay dividends depends on its ability to generate sufficient net income and meet certain regulatory requirements, and the amount of such dividends may then be limited by federal laws. Any decision by the Company to return capital to stockholders requires the approval of the Company’s Board and must comply with applicable capital regulations, including the maintenance of capital ratios exceeding specified minimum levels and applicable buffers. In certain circumstances, we will not be able to make a capital distribution unless the Federal Reserve approves such distribution. As a bank holding company, we also are required to consult with the Federal Reserve before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the Federal Reserve could prohibit or limit our payment of dividends if it determines that payment of the dividend would constitute an unsafe or unsound practice. In the event the Bank is unable to pay the Company dividends, we may not be able to pay dividends to our common and preferred stockholders.
Higher mortgage rates and low inventory adversely impact our ability to originate or refinance residential mortgage loans.
The residential mortgage lending business is sensitive to changes in interest rates, especially long-term interest rates. Lower interest rates generally increase the volume of mortgage originations and refinancing, while higher interest rates generally cause that volume to decrease. Therefore, our residential mortgage performance is typically correlated to fluctuations in interest rates. The sustained higher rates experienced between 2022 and into 2025, have negatively impacted the mortgage market, including our loan origination volume and refinancing activity. Although interest rates declined in 2024 and 2025, it is uncertain if and when they will decline further, which will ultimately be driven by monetary policy decisions by the Federal Reserve informed by inflation, labor market performance, and economic growth. Adverse market conditions, including increased volatility, changes in interest rates and mortgage spreads, and reduced market demand could result in greater risk in retaining mortgage loans. A reduction in our residential mortgage origination and refinancing volume could have a materially adverse effect on our financial condition and results of operations.
Risks Related to Operations
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
As a financial institution, we are inherently exposed to risk in the form of theft and other fraudulent activities by employees, customers, or other third parties targeting Webster or Webster’s customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud, including from risks that we have not appropriately anticipated, monitored, or identified.

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
There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding, wildfires, and other climate-related events, and longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt our operations, those of our customers, or third parties on which we rely, including through direct damage to assets, such as those securing certain loans, and indirect impacts from supply chain disruption and market volatility. In addition, transitioning to a low-carbon economy may entail extensive policy, legal, technological, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase our expenses and undermine our strategies.
Further, due to divergent policies and viewpoints regarding climate change, we are at increased risk of being subject to different and potentially conflicting legal or regulatory requirements and stakeholder expectations. Furthermore, ongoing legislative or regulatory uncertainties and changes regarding climate-related matters may result in higher regulatory, compliance, credit, and other risks and costs.
We are exposed to environmental liability risk with respect to properties to which we obtain title.
A significant portion of our loan portfolio is secured by real property. In the normal course of business, we may foreclose on and take title of properties securing certain loans, and there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be held liable for remediation costs, including significant investigation and clean-up costs and for personal injury or property damage. In addition, environmental contamination could materially reduce the affected property’s value or limit our ability to use or sell the affected property. Although we have policies and procedures to perform environmental reviews prior to lending against or initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. Further, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs incurred by others due to environmental contamination emanating from the property. These remediation costs and liabilities could have a material adverse effect on our business, financial condition, and results of operations.
There may be risks resulting from the extensive use of models in our business.
We rely on financial and economic models to measure risks, estimate certain financial values, and inform certain business decisions. Models may be used in processes such as risk management, asset management, valuation, capital and reserve calculations, and financial reporting. Models generally predict or infer certain financial outcomes, leveraging historical data and assumptions as to the future, often with respect to macroeconomic conditions. Development and implementation of some of these models requires us (or third parties) to make difficult, subjective, and complex judgments. Such judgments may not capture or fully incorporate conditions leading to losses, particularly in times of market distress, and the historical correlations on which we rely may no longer be relevant. Additionally, as businesses and markets evolve, the data and assumptions used in these models may not accurately reflect this evolution. If the design, implementation, or incorrect use of our models (or our third parties’ models) is flawed, or a model’s assumptions or limitations are misunderstood or set incorrectly, we could make business, strategic, or tactical decisions based on a model’s output that is incorrect, misleading, or incomplete. Further, to the extent that we incorporate AI as part of our modeling process, this may lead to heightened risk. For example, AI has been known to produce false or “hallucinatory” inferences or output, and certain AI uses machine learning and predictive analytics, which can create inaccurate, incomplete, or misleading output, unexpected results, errors, or inadequacies, any of which may not be easily detectable. In addition, information we provide to the public or to our regulators based on poorly designed, implemented, or incorrectly used models could be misleading or inaccurate. Certain decisions that the regulators make, including those related to requests we may make to pay dividends to our stockholders, could be adversely affected due to a regulator’s negative perception of our risk or business management, including but not limited to, insufficient model quality or incorrect model use.
The development and use of AI, including by third parties, presents risks and challenges that may adversely impact our business.
We are in the early stages of incorporating AI into our business activities to increase employee productivity. We have not yet deployed AI-driven systems in critical decision-making or client-facing processes. Our vendors or third parties may develop or incorporate AI technology in certain business processes, services, or products. Any reliance on AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI. During 2025, President Trump issued a number of Executive Orders aimed at reducing barriers to AI innovation in the U.S. economy and establishing a federal framework with a national standard. The Executive Order issued on January 23, 2025, requires relevant persons and bodies within the federal government to develop an AI action plan to carry out this objective and revokes prior AI-related Executive Orders, as well as all corresponding policies, regulations, order, directives, and other actions taken in response to such Executive Order. These evolving laws and regulations could require changes in our consideration and implementation of AI technology and increase our compliance costs and the risk of non-compliance.
AI models, including generative AI models, may produce output or influence us or third-party service providers to take actions that are incorrect, that result in the release of private, confidential, or proprietary information, that may reflect biases included in the data on which they are trained, that could result in the release of confidential company information, infringe on intellectual property rights, or that is otherwise harmful. Further, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Thus, the use of an AI model and the risks related to it could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds. and to facilitate cyber-attacks. Use of AI technologies by bad actors can contribute to the evolution of new and more effective techniques, which can hinder our efforts to prevent, detect, and remediate such harmful activities. AI, if used to perpetrate fraud or launch cyber-attacks, could result in losses, liquidity outflows, or other adverse effects at a particular exchange or financial institution, including us.
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
In recent years, information security risks for financial institutions have risen due to the increased sophistication and activities of organized crime, hackers, terrorists, hostile foreign governments, activists, and other external parties. There have been instances involving financial services and consumer-based companies reporting unauthorized access to, and disclosure of, customer information or the destruction or theft of corporate data. There have also been highly publicized cases where hackers have requested ransom-payments in exchange for allowing access to systems and/or not disclosing customer information. Security breaches affecting our customers, or system breakdowns, failures, security breaches, or employee misconduct affecting such other third parties, may require us to take steps to protect the integrity of our own systems or to safeguard our confidential information or of our customers, thereby increasing our operational costs and adversely affecting our business. Additionally, successful cyber-attacks at other large financial institutions, whether or not we are impacted, could lead to a general loss of customer confidence in financial institutions that could negatively affect us, including harming the market perception of the effectiveness of our security measures or the financial system in general, which could result in reduced use of our financial products.

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
Risks Related to Compliance
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
We are subject to extensive federal and applicable state regulation and supervision, primarily through the Bank and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors, the DIF, and the safety and soundness of the U.S. banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal bank regulatory agencies continuously review banking laws, regulations, and policies for possible changes, and proposed changes are to be expected. It is not possible to predict the nature of future changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation thereof, which could affect us in substantial and unpredictable ways. Changes in the U.S. presidential administration and Congress have led and will likely continue to lead to changes in law or policy. In addition, changes in key personnel at the agencies that regulate us, including the federal bank regulatory agencies, may result in differing interpretations of and focus on existing rules and guidelines. Although the Trump Administration has indicated an intent to pursue the regulation of the financial services industry differently than was the case under the previous administration, there is significant uncertainty regarding the direction this administration will continue to take and its ability to implement its policies and objectives, as well as the ultimate impact on potential new regulatory initiatives and the enforcement of existing laws and regulations. It is possible the expected changes in regulation do not occur or are reversed by a subsequent administration, or the regulatory measures that are ultimately enacted deliver significant competitive advantages to financial services providers that are structured differently or serve different markets than we do. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and affect what we are able to charge for certain banking services, or lead to regulatory uncertainty. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil penalties, and reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent these types of violations, there can be no assurance that such violations will not occur.
Significant changes to the size and operations of the federal government agencies may cause economic disruptions that could adversely impact our business, results of operations and financial condition.
The Trump Administration is implementing significant changes to the size of the federal government. To date, there have been executive actions to eliminate or modify federal agency and federal program funding, reduce the size of the federal workforce and minimize the oversight of certain federal agencies, and encourage the use of AI and other advanced technologies. Government services and federal program funds and benefits have been and may continue to be disrupted or eliminated which could adversely affect regional and local economies and our customers, and thus our business, results of operations and financial condition. If there is an absence of, or significant decrease in, comprehensive federal regulation and oversight, we could become increasingly burdened by a patchwork of overlapping by differing state and local laws, rules, and regulations, which would increase uncertainty with respect to certain matters and require us to incur additional costs and expenses in an effort to comply.

Regulatory compliance expense may increase substantially when we reach $100 billion in assets, which is the next regulatory tier above us now. Moreover, we expect such costs to increase significantly as we approach that size.
Regulatory restrictions and costs tend to increase based on a bank holding company’s and bank’s consolidated asset tiers. Becoming subject to Category IV enhanced prudential standards will have the most significant impact on us after we cross the $100 billion in total consolidated assets threshold. As of December 31, 2025, we had more than $84 billion in assets on a consolidated basis. Under such enhanced prudential standards, Category IV bank holding companies are subject to greater regulation and supervision, including, but not limited to: certain capital planning and stress testing and capital buffer requirements; supervisory capital stress testing conducted by the Federal Reserve biennially; and certain liquidity risk management and liquidity stress testing and buffer requirements. Our preparations for, and the application of, these enhanced prudential standards and resolution planning requirements for our depository institution could adversely affect our results of operations and financial performance through additional capital and liquidity requirements and increased compliance costs. Compliance costs associated with those and other Category IV regulations have historically been significant. Moreover, we expect that a significant portion of those compliance costs to be incurred as we approach the $100 billion tier, rather than commence abruptly when we become a Category IV bank, as we upgrade compliance systems, processes, and staffing before they are fully needed.
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

State regulators have also been increasingly active in implementing privacy and cybersecurity regulations. Several states have also recently strengthened their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments, particularly if the CFPB is no longer actively enforcing federal financial institution consumer privacy laws and regulations. As the regulatory environment becomes more rigorous, we anticipate that compliance with these requirements will result in additional costs and expenses, and may impact the way we conduct business. Our failure to comply with data privacy laws could result in potentially significant regulatory or governmental investigations, litigation, fines, or sanctions, or cause damage to our reputation, which could have a material adverse effect on our business, financial condition, or results of operations.
Risks Related to Strategy
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
Competition for the best people in most activities in which we engage can be intense, and we may not be able to hire sufficiently skilled people or retain them. The recent transition towards companies offering remote and hybrid work environments, which is expected to endure, as well as our workplace policies (or perceptions of those policies by current and potential employees), including policies with respect to remote and hybrid work, could impact our ability to attract and retain talent with the necessary skills and experience. In addition, the transition to remote and hybrid work environments may exacerbate the challenges of attracting and retaining skilled employees because job markets may be less constrained by physical geography. Our current or future approach to in-office and remote-work arrangements may not meet the needs or expectations of our current or prospective employees or may not be perceived as favorable as the arrangements offered by other employers, which could adversely affect our ability to attract and retain employees. The unexpected loss of services of our key personnel could have a material adverse impact on the business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.
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

The financial services industry could become even more competitive as a result of legislative and regulatory changes, and continued consolidation. This consolidation may produce larger, better capitalized, and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and has made it possible for non-banks to offer products and services traditionally provided by banks. The financial services industry also faces increasing competitive pressure from the introduction of disruptive new technologies, such as blockchain and digital payments, often by non-traditional competitors and financial technology companies. In particular, the activity of financial technology companies has grown significantly over recent years and is expected to continue to grow. Among other things, technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction. The move toward digital banking and financial services, and customer expectations regarding digital offerings, will require us to invest greater resources in technological improvements and may put us at a disadvantage to banks and non-banks with greater resources to spend on technology.
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
•the quality of the technology that supports the customer experience; and
•industry and general economic trends.
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
The loss of key partnerships could adversely affect our Healthcare Financial Services segment and interSYNC operations.
Our Healthcare Financial Services segment and interSYNC operations rely on partnerships to maximize our distribution model. To the extent that we fail to maintain such partnerships, which may be due to mergers and/or acquisitions and may result in changes to their business processes, or our partners choosing to align with competitors or develop their own solutions, our business, financial condition, and results of operations could be adversely affected. In particular, health plan partners who provide high deductible health plan options are a significant source of new and existing HSA holders. If these health plan partners or other partners choose to align with our competitors or develop their own solutions, our business, financial condition, and results of operations could be adversely affected.
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
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their corporate responsibility practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment (including with respect to climate change), health and safety, inclusion and belonging, human capital management, labor conditions, and human rights. Due to divergent stakeholder views, priorities and expectations on these matters, we are at increased risk that any action, or lack thereof, concerning these matters will be perceived negatively by some stakeholders. Failing to comply with expectations and standards, or taking action in conflict with one or multiple of those stakeholders’ expectations, could also lead to loss of business, impacts on our talent management strategy, adverse publicity, and adverse impact on our business and reputation, customer complaints, or public protests. Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Increased corporate responsibility-related compliance costs for us, as well as among our third-party suppliers, vendors, and various other parties within our supply chain, could also result in increases to our overall operational costs. Any success, failure, or perceived success or failure (whether or not valid) to pursue or fulfill corporate responsibility-related objectives, comply with evolving regulatory requirements, or meet investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and the price of our stock. There can be no assurance that we will achieve these corporate responsibility-related objectives or that any such achievements will have the desired results.
Our reputation and client relationships may be damaged as a result of our practices related to climate change.
Our reputation and client relationships may be damaged as a result of our practices related to climate change, including our direct or indirect involvement in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to conduct or change our activities in response to managing climate risk. While we have relatively limited exposure to climate risks in our operations and lending portfolio, we consider climate-related risks in our business operations and in our lending activities. We have developed and continue to enhance processes to assess, monitor, and mitigate the Bank’s exposure to climate risk. However, because the timing and impact of climate change have limited predictability, our risk management strategies may not be effective in mitigating climate risk exposure.
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
The Company has a Technology Risk Management Program (First Line), including Cyber and Information Risk Management, a First Line Control Office, and an Information Risk Management Program (Second Line) under its Risk Governance Framework for the identification, assessment, measurement, mitigation, monitoring, and internal reporting of risks associated with its information systems, information assets, and third parties, including vendors and service providers. The Cyber and Information Security Risk Management Program and Technology Risk Management Program align with the Company’s Third-Party Risk Management Program in regard to protecting information assets. Internal Audit (Third Line) also performs periodic audits of these risk management programs in accordance with their internal audit plan, which is approved by the Audit Committee of the Board.
The Cyber and Information Security Risk Management Program and Technology Risk Management Program are managed by the Company’s Corporate Information Security team, led by the CISO and the CIO. Our CISO has over 25 years of financial services industry experience, with varying positions in information technology, security, and risk management. She has numerous industry certifications, including Certified Information Systems Security Professional and Certified in Risk and Information Systems Controls certifications. She is a board of directors member with the Cyber Risk Institute, and a member of ISACA’s global Emerging Trends Working Group and Securing AI Certification Working Group. Our CIO has over 25 years of relevant experience in large scale digital transformation, strategic planning, talent development, global technology delivery, and operational experience. Our CIO has deep expertise across the financial services industry and in leading organizations through change. He is a member of the CNBC Technology Executive Council, where he contributes to ongoing discussions and insights on the latest trends and challenges in technology. In addition, he is a member of the Wall Street Journal CIO Network, a collective community of leading technology experts from the world’s most influential companies. Both our CISO and CIO also participate in various financial services industry committees and cybersecurity advisory boards.
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
The Information Security Management Program sets forth enterprise-wide coordinated responses to identified threats, ensuring timely mitigation and remediation, and facilitating awareness and communication. Tabletop exercises are held regularly at the Senior and Executive management levels to validate roles and responsibilities and response protocols respective to cybersecurity threats. The outcomes of these tabletop exercises are reviewed annually at the Board level.
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
Cybersecurity threats that are identified and deemed material are escalated and communicated directly to Senior and Executive Management and the Risk Committee of the Board. Materiality determinations are made under the Company’s Disclosure Controls and Procedures to ensure timely cybersecurity incident disclosure notification in accordance with securities laws and/or regulations.
Material Cybersecurity Threat Risks. Risks from cybersecurity threats have not materially affected the Company, its business strategy, results of operations, or financial condition for the year ended December 31, 2025. However, it is possible that the Company could suffer such losses in the future. Information regarding risks from material cybersecurity threats can be found under the section captioned “Operational Risk” contained in Item 1A. Risk Factors.
Governance. Oversight of information security risk and information technology risk is the responsibility of the Information Risk Committee, a management committee, with additional oversight from the Enterprise Risk Management Committee, a management committee, and the Risk and Technology Committees of the Board. On at least a quarterly basis, the Corporate Information Security team provides reports on updates to the Company’s information risk profile, emerging risks and threats, results of examinations, status of remediation plans and/or results of remediation activities, risk reports and risk assessment results, and risk metric results to the Information Risk Committee, who then provides such information to the Enterprise Risk Management Committee and the Risk Committee of the Board. In addition, on at least a quarterly basis, this information, along with updates on key cybersecurity initiatives, is shared with the Technology Committee of the Board, who provides oversight on information security and information technology strategy and governance.
Additional information regarding the Company’s risk management framework, including management-level and Board-level committee experience and expertise, oversight responsibilities, and information risk governance, can be found under the section captioned “Risk Governance Framework” contained in Item 1. Business.

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
Healthcare Financial Services includes HSA Bank and Ametros. HSA Bank maintains leased facilities in Milwaukee and Sheboygan, Wisconsin, and Ametros maintains a leased facility in Wilmington, Massachusetts.
Consumer Banking operates a distribution network that consists of 195 banking centers:

Location	Leased	Owned	Total
Connecticut	61	34	95
Massachusetts	8	9	17
Rhode Island	4	3	7
New York	37	39	76
Total	110	85	195
Additional information regarding the Company’s owned facilities and leased locations can be found within Note 5: Premises and Equipment and Note 6: Leasing, respectively, in the Notes to Consolidated Financial Statements contained in
Part II - Item 8. Financial Statements and Supplementary Data.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings can be found within Note 22: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is traded on the NYSE under the symbol WBS. At February 20, 2026, there were 7,551 holders of record, as determined by Broadridge Corporate Issuer Solutions, Inc., the Company’s transfer agent.
Information regarding dividend restrictions can be found under the section captioned “Supervision and Regulation” in Part I - Item 1. Business and within Note 13: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.
Recent Sales of Unregistered Securities
There were no unregistered securities sold by the Company during the year ended December 31, 2025.
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
October 1, 2025 - October 31, 2025	2,868,577	$56.50	2,866,010	$376,627,388
November 1, 2025 - November 30, 2025	746,871	56.70	746,580	334,298,182
December 1, 2025 - December 31, 2025	—	—	—	334,298,182
Total	3,615,448	56.54	3,612,590	334,298,182
(1)During the three months ended December 31, 2025, 2,858 of the total number of shares purchased were acquired at market prices outside of the Company’s common stock repurchase program and related to employee stock-based compensation plan activity.
(2)The average price paid per share is calculated on a trade date basis and includes commissions and other transaction costs.
(3)The Company maintains a common stock repurchase program, which was approved by the Board on October 24, 2017, that permits management to repurchase shares of Webster common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. On April 30, 2025, the Board increased the Company’s authority to repurchase shares of Webster common stock under the repurchase program by $700.0 million. In accordance with the Transaction Agreement with Banco Santander, the Company paused repurchases under its stock repurchase program through the completion of the Transaction. Additional information regarding the proposed Transaction with Banco Santander can be found within the sections captioned “Proposed Transaction with Banco Santander” in both Part I - Item 1. Business and Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 24: Subsequent Events in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Performance Graph
The performance graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock over the last five years to the cumulative total return of (i) the Standard & Poor’s 500 Index (“S&P 500 Index”) and (ii) the Keefe, Bruyette & Woods Regional Banking Index (“KRX Index”), assuming the reinvestment of dividends and an initial investment of $100 on December 31, 2020. The KRX Index is a market-capitalization weighted index comprised of 50 regional banks or thrifts located throughout the United States.
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

	Period Ending December 31,
	2020	2021	2022	2023	2024	2025
Webster Financial Corporation	$100	$137	$120	$133	$150	$176
KRX Index	$100	$137	$127	$127	$143	$153
S&P 500 Index	$100	$129	$105	$133	$166	$196
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is necessary to understand the Company’s consolidated financial condition, results of operations, and cash flows for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This information should be read in conjunction with the Consolidated Financial Statements, and the accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data, as well as other information set forth throughout this report. For discussion and analysis of the Company’s consolidated financial condition, results of operations, and cash flows for the year ended December 31, 2024, as compared to the year ended December 31, 2023, please refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. The Company’s consolidated financial condition, results of operations, and cash flows for the year ended December 31, 2025, are not necessarily indicative of results that may be attained in future periods.
Economic Outlook
Actions and announcements related to changes in trade policies and other economic policies and practices, including tariffs, have created significant economic uncertainty in the U.S., which could contribute to higher inflation, increase the risk of a recession, and introduce further uncertainty as to the pace and direction of interest rate changes. Events such as these are outside of our control, but nonetheless may alter customer behavior, including borrowing, repayment, investment, and deposit practices, which could, in turn, adversely impact our business and financial results in future periods. While we cannot predict the potential impact that these changes and economic developments may have on us or our customers, we believe that our diverse businesses, strong capital position, unique deposit profile, and solid risk management framework allow us to operate in a range of economic environments.
Proposed Transaction with Banco Santander
On February 3, 2026, Webster entered into a Transaction Agreement with Banco Santander and Webster Virginia Corporation, a wholly owned subsidiary of Webster incorporated in the State of Virginia. The Transaction Agreement provides that, upon the terms and subject to the conditions set forth therein, Banco Santander will acquire Webster in two steps. First, Webster will merge with and into Webster Virginia Corporation, with Webster Virginia Corporation continuing as the surviving corporation in such merger. Second, immediately following the completion of such merger, Banco Santander will acquire all outstanding shares of Webster Virginia Corporation through a statutory share exchange. Based on Banco Santander’s closing stock price on February 2, 2026, the Transaction has an aggregate value of approximately $12.3 billion.
Under the terms of the Transaction Agreement, holders of Webster common stock will receive $48.75 in cash and 2.0548 ADSs (or Ordinary Shares in certain circumstances) for each share of Webster common stock that they own. The Transaction Agreement contains customary representations and warranties, covenants, and closing conditions. Completion of the Transaction remains subject to approval by the Federal Reserve and the European Central Bank, approval by the stockholders of each company, and other customary closing conditions. The Transaction is expected to close in the second half of 2026.

Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	Years ended December 31,
(In thousands, except per share and ratio data)	2025	2024	2023
Income and performance ratios:
Net income	$1,002,802	$768,707	$867,840
Net income applicable to common stockholders	974,861	744,076	843,268
Earnings per common share - diluted	5.90	4.37	4.91
Return on average assets	1.23%	1.00%	1.18%
Return on average tangible common stockholders’ equity (non-GAAP)	17.16	14.35	16.95
Return on average common stockholders’ equity	10.85	8.71	10.59
Non-interest income as a percentage of total revenue	13.85	9.72	11.85
Asset quality:
ACL on loans and leases	$719,411	$689,566	$635,737
Non-performing assets (1)	502,156	461,751	218,600
ACL on loans and leases / total loans and leases	1.27%	1.31%	1.25%
Net charge-offs / average loans and leases	0.33	0.32	0.21
Non-performing loans and leases / total loans and leases (1)	0.88	0.88	0.41
Non-performing assets / total loans and leases plus OREO and repossessed assets (1)	0.89	0.88	0.43
ACL on loans and leases / non-performing loans and leases (1)	143.69	149.47	303.39
Other ratios:
Tangible common equity (non-GAAP)	7.42%	7.45%	7.73%
Tier 1 Risk-Based Capital	11.69	12.06	11.62
Total Risk-Based Capital	13.67	14.24	13.72
CET1 Risk-Based Capital	11.20	11.54	11.11
Stockholders’ equity / total assets	11.29	11.56	11.60
Net interest margin	3.42	3.42	3.52
Efficiency ratio (non-GAAP)	45.99	45.43	42.15
Equity and share related:
Common stockholders’ equity	$9,208,257	$8,849,235	$8,406,017
Book value per common share	57.12	51.63	48.87
Tangible book value per common share (non-GAAP)	37.20	32.95	32.39
Common stock closing price	62.94	55.22	50.76
Dividends and equivalents declared per common share	1.60	1.60	1.60
Common shares outstanding	161,216	171,391	172,022
Weighted-average common shares outstanding - basic	164,842	169,820	171,775
Weighted-average common shares - diluted	165,206	170,192	171,883
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
Tangible book value per common share represents stockholders’ equity, less preferred stock and goodwill and other net intangible assets (“tangible common equity”), divided by common shares outstanding at the end of the reporting period. The tangible common equity ratio represents tangible common equity divided by total assets, less goodwill and other net intangible assets (“tangible assets”). Both of these measures are used by management to evaluate the Company’s capital position. The return on average tangible common stockholders’ equity is calculated using net income less preferred stock dividends, adjusted for the tax-effected amortization of intangible assets, as a percentage of average tangible common equity. This measure is used by management to assess the Company’s performance against its peer financial institutions. The efficiency ratio, which represents the costs expended to generate a dollar of revenue, is calculated excluding certain non-operational items in order to measure how well the Company is managing its recurring operating expenses.
These non-GAAP financial measures should not be considered a substitute for GAAP-basis financial measures. Because non-GAAP financial measures are not standardized, it may not be possible to compare these with other companies that present financial measures having the same or similar names.
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	December 31,
(Dollars and shares in thousands, except per share data)	2025	2024	2023
Tangible book value per common share:
Stockholders’ equity	$9,492,236	$9,133,214	$8,689,996
Less: Preferred stock	283,979	283,979	283,979
Goodwill and other intangible assets, net	3,210,756	3,202,369	2,834,600
Tangible common stockholders’ equity	$5,997,501	$5,646,866	$5,571,417
Common shares outstanding	161,216	171,391	172,022
Tangible book value per common share	$37.20	$32.95	$32.39
Book value per common share (GAAP)	$57.12	$51.63	$48.87

Tangible common equity ratio:
Tangible common stockholders’ equity	$5,997,501	$5,646,866	$5,571,417
Total assets	$84,073,663	$79,025,073	$74,945,249
Less: Goodwill and other intangible assets, net	3,210,756	3,202,369	2,834,600
Tangible assets	$80,862,907	$75,822,704	$72,110,649
Tangible common equity ratio	7.42%	7.45%	7.73%
Common stockholders’ equity to total assets (GAAP)	10.95%	11.20%	11.22%

	Years ended December 31,
(Dollars in thousands)	2025	2024	2023
Return on average tangible common stockholders’ equity:
Net income	$1,002,802	$768,707	$867,840
Less: Preferred stock dividends	16,650	16,650	16,650
Add: Intangible assets amortization, tax-affected	26,457	28,505	28,604
Adjusted net income	$1,012,609	$780,562	$879,794
Average stockholders’ equity	$9,373,912	$8,919,675	$8,323,955
Less: Average preferred stock	283,979	283,979	283,979
Average goodwill and other intangible assets, net	3,189,345	3,195,988	2,848,114
Average tangible common stockholders’ equity	$5,900,588	$5,439,708	$5,191,862
Return on average tangible common stockholders’ equity	17.16%	14.35%	16.95%
Return on average common stockholders’ equity (GAAP)	10.85%	8.71%	10.59%

	Years ended December 31,
(Dollars in thousands)	2025	2024	2023
Efficiency ratio:
Non-interest expense	$1,429,264	$1,351,279	$1,416,355
Less: Foreclosed property activity	2,016	(1,413)	(1,282)
Intangible assets amortization	36,304	36,082	36,207
Operating lease depreciation	28	1,541	5,569
Acquisition and merger-related expenses (1)	1,129	3,139	162,517
Contribution to the Webster Charitable Foundation	20,000	—	—
Asset disposal and contract termination costs	6,966	12,598	—
FDIC special assessment	(10,318)	10,318	47,164
Strategic restructuring costs (2)	—	9,571	—
Adjusted non-interest expense	$1,373,139	$1,279,443	$1,166,180
Net interest income	$2,497,894	$2,338,387	$2,337,269
Add: FTE adjustment	56,642	57,517	68,939
Non-interest income	401,519	251,899	314,337
Other income (3)	39,936	29,440	18,059
Less: Operating lease depreciation	28	1,541	5,569
Gain (loss) on sale of investment securities, net	220	(136,224)	(33,620)
Gain on extinguishment of long-term debt	9,767	—	—
Net (loss) on sale of factored receivables portfolio	—	(15,977)	—
Net gain on sale of mortgage servicing rights	—	11,655	—
Adjusted income	$2,985,976	$2,816,248	$2,766,655
Efficiency ratio	45.99%	45.43%	42.15%
Non-interest expense as a percentage of total revenue (GAAP)	49.29%	52.17%	53.41%
(1)Acquisition and merger-related expenses includes SecureSave acquisition expenses for the year ended December 31, 2025, Ametros acquisition expenses for the year ended December 31, 2024, and primarily Sterling merger expenses for the year ended December 31, 2023. Additional information regarding the acquisition of SecureSave and Ametros can be found within Note 2: Business Developments in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
(2)Strategic restructuring costs primarily comprises severance expense.
(3)Other income (non-GAAP) includes the taxable equivalent of net income generated from LIHTC investments.

Net Interest Income Analysis
The following table summarizes daily average balances, interest, and average yield/rate by major category, and net interest margin on an FTE basis:

	Years ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$54,045,716	$3,166,033	5.86%	$51,597,443	$3,224,653	6.25%	$50,637,569	$3,113,709	6.15%
Investment securities:
Taxable	17,309,642	773,798	4.47	15,823,052	651,507	4.12	13,057,669	423,289	3.22
Non-taxable	948,301	28,949	3.05	1,533,701	38,758	2.53	2,569,015	54,207	2.18
Total investment securities	18,257,943	802,747	4.40	17,356,753	690,265	3.98	15,626,684	477,496	3.06
FHLB and FRB stock	340,547	17,285	5.08	330,418	18,633	5.64	408,673	24,785	6.06
Interest-bearing deposits (2)	2,031,837	87,870	4.32	723,688	37,341	5.16	1,564,255	80,475	5.14
Loans held for sale	79,128	4,215	5.33	143,812	13,911	9.67	28,710	734	2.56
Total interest-earning assets	74,755,171	$4,078,150	5.46%	70,152,114	$3,984,803	5.68%	68,265,891	$3,697,199	5.42%
Non-interest-earning assets	6,553,102			6,461,020			5,557,991
Total assets	$81,308,273			$76,613,134			$73,823,882
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand	$10,227,051	$—	—%	$10,387,807	$—	—%	$11,596,949	$—	—%
Interest-bearing checking	10,158,941	177,482	1.75	9,555,367	180,326	1.89	8,845,284	131,060	1.48
Health savings accounts	9,177,995	15,012	0.16	8,650,485	13,139	0.15	8,249,332	12,366	0.15
Money market	22,161,593	769,422	3.47	19,354,659	784,527	4.05	15,769,533	568,791	3.61
Savings	7,217,900	118,766	1.65	6,879,935	106,096	1.54	7,259,640	56,670	0.78
Certificates of deposit	6,094,856	213,459	3.50	5,896,230	253,743	4.30	4,534,008	151,241	3.34
Brokered certificates of deposit	1,653,423	71,562	4.33	1,701,382	89,373	5.25	1,997,602	101,290	5.07
Total deposits	66,691,759	1,365,703	2.05	62,425,865	1,427,204	2.29	58,252,348	1,021,418	1.75
Securities sold under agreements to repurchase	167,269	3,298	1.97	142,025	1,098	0.77	210,676	1,231	0.58
Federal funds purchased	—	—	—	54,303	3,015	5.55	167,495	7,871	4.70
FHLB advances	2,508,404	111,183	4.43	2,296,048	125,329	5.46	4,275,394	222,537	5.21
Long-term debt	951,555	43,430	4.56	903,603	32,253	3.57	1,027,869	37,934	3.69
Total borrowings	3,627,228	157,911	4.35	3,395,979	161,695	4.76	5,681,434	269,573	4.74
Total deposits and interest-bearing liabilities	70,318,987	$1,523,614	2.17%	65,821,844	$1,588,899	2.41%	63,933,782	$1,290,991	2.02%
Non-interest-bearing liabilities	1,615,374			1,871,615			1,566,145
Total liabilities	71,934,361			67,693,459			65,499,927
Preferred stock	283,979			283,979			283,979
Common stockholders’ equity	9,089,933			8,635,696			8,039,976
Total stockholders’ equity	9,373,912			8,919,675			8,323,955
Total liabilities and stockholders’ equity	$81,308,273			$76,613,134			$73,823,882
Net interest income (FTE)		2,554,536			2,395,904			2,406,208
Less: FTE adjustment (3)		(56,642)			(57,517)			(68,939)
Net interest income		$2,497,894			$2,338,387			$2,337,269
Net interest margin (FTE)			3.42%			3.42%			3.52%
(1)Non-accrual loans have been included in the computation of average balances.
(2)Interest-bearing deposits are a component of Cash and cash equivalents on the Consolidated Statements of Cash Flows included in Part II - Item 8. Financial Statements and Supplementary Data.
(3)FTE adjustments on loans and leases and investment securities are determined assuming a statutory federal income tax rate of 21%. Items computed on an FTE basis are considered non-GAAP financial measures, and are used by management to evaluate the comparability of the Company’s revenue arising from both taxable and non-taxable sources.

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on an FTE basis:

	Years ended December 31,
	2025 vs. 2024 Increase (decrease) due to			2024 vs. 2023 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(208,582)	$149,962	$(58,620)	$78,816	$32,128	$110,944
Investment securities	74,977	37,505	112,482	160,500	52,269	212,769
FHLB and FRB stock	(1,919)	571	(1,348)	(1,406)	(4,746)	(6,152)
Interest-bearing deposits	(16,969)	67,498	50,529	110	(43,244)	(43,134)
Loans held for sale	(3,439)	(6,257)	(9,696)	13,743	(566)	13,177
Total interest income	$(155,932)	$249,279	$93,347	$251,763	$35,841	$287,604
Change in interest on interest-bearing liabilities:
Interest-bearing checking	$(14,234)	$11,390	$(2,844)	$38,745	$10,521	$49,266
Health savings accounts	$1,072	$801	$1,873	$172	$601	$773
Money market	(128,882)	113,777	(15,105)	86,424	129,312	215,736
Savings	7,458	5,212	12,670	52,389	(2,963)	49,426
Certificates of deposit	(48,832)	8,548	(40,284)	57,062	45,440	102,502
Brokered certificates of deposit	(15,292)	(2,519)	(17,811)	3,103	(15,020)	(11,917)
Securities sold under agreements to repurchase	2,005	195	2,200	268	(401)	(133)
Federal funds purchased	—	(3,015)	(3,015)	463	(5,319)	(4,856)
FHLB advances	(25,737)	11,591	(14,146)	5,818	(103,026)	(97,208)
Long-term debt	9,465	1,712	11,177	(1,095)	(4,586)	(5,681)
Total interest expense	$(212,977)	$147,692	$(65,285)	$243,349	$54,559	$297,908
Net change in net interest income	$57,045	$101,587	$158,632	$8,414	$(18,718)	$(10,304)
(1)The change attributable to mix, a combined impact of rate and volume, and other is included with the change due to rate.
Net interest income increased $0.2 billion, or 6.8%, from $2.3 billion for the year ended December 31, 2024, to $2.5 billion for the year ended December 31, 2025, reflecting increases of $4.6 billion, or 6.6%, in average total interest-earning assets and $4.5 billion, or 6.8%, in average total deposits and interest-bearing liabilities. Net interest margin remained flat at 3.42% for the years ended December 31, 2025, and 2024. The lower interest rate environment during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily caused the average yield on average total interest-earning assets to decrease by 22 basis points and the average rate on average total deposits and interest-bearing liabilities to decrease by 24 basis points.
The change in average total interest-earnings assets was primarily attributed to the following items:
•Average loans and leases increased $2.4 billion, or 4.7%, primarily due to increases in commercial non-mortgage, residential mortgages, commercial real estate, and other consumer loans, partially offset by decreases in multi-family mortgages and asset-based lending.
•Average total investment securities increased $0.9 billion, or 5.2%, primarily due to the timing and volume of purchases, paydowns, and sales activities, particularly within the available-for-sale portfolio.
•Average interest-bearing deposits held at the FRB of New York increased $1.3 billion, or 180.8%, primarily due to management’s strategic decision to hold higher levels of on-balance sheet liquidity.
The change in average total deposits and interest-bearing liabilities was primarily attributed to the following items:
•Average total deposits increased $4.3 billion, or 6.8%, primarily due to an increase in money market deposits, which contributed to $2.8 billion of the change. The Company also experienced increases across all other deposit products, except for demand deposits and brokered certificates of deposit.
•Average FHLB advances increased $0.2 billion, or 9.2%, primarily due to a change in short-term funding mix.
Provision for Credit Losses
The provision for credit losses decreased $12.0 million, or 5.4% from $222.0 million for the year ended December 31, 2024 to $210.0 million for the year ended December 31, 2025, primarily due to improvements in risk rating migration and changes in commercial portfolio mix, partially offset by higher net charge-offs, changes in the macroeconomic forecast, economic uncertainty, and loan growth.
Additional information regarding the Company’s provision for credit losses and ACL can be found under the sections captioned “Loans and Leases” through “Allowance for Credit Losses on Loans and Leases” contained elsewhere in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Non-Interest Income

	Years ended December 31,
(In thousands)	2025	2024	2023
Deposit service fees	$157,891	$161,144	$169,318
Loan and lease related fees	70,692	76,384	84,861
Wealth and investment services	30,983	33,234	28,999
Cash surrender value of life insurance policies	33,219	27,712	26,228
Gain (loss) on sale of investment securities, net	220	(136,224)	(33,620)
Other income	108,514	89,649	38,551
Total non-interest income	$401,519	$251,899	$314,337
Total non-interest income increased $149.6 million, or 59.4%, from $251.9 million for the year ended December 31, 2024, to $401.5 million for the year ended December 31, 2025, primarily due to the change in Net gains (losses) on sale of investment securities and increases in Other income and the Cash surrender value of life insurance policies, partially offset by decreases in Loan and lease related fees and Wealth and investment services.
Loan and lease related fees decreased $5.7 million, or 7.5%, from $76.4 million for the year ended December 31, 2024, to $70.7 million for the year ended December 31, 2025, primarily due to lower loan servicing fees, factoring fees, and amendment fees, partially offset by lower mortgage servicing rights amortization and an increase in line usage fees.
Wealth and investment services decreased $2.2 million, or 6.8%, from $33.2 million for the year ended December 31, 2024, to $31.0 million for the year ended December 31, 2025, primarily due to a decrease in investment services, partially offset by an increase in personal trust fees.
The Cash surrender value of life insurance policies increased $5.5 million, or 19.9%, from $27.7 million for the year ended December 31, 2024, to $33.2 million for the year ended December 31, 2025, primarily due to bank-owned life insurance events in 2024, which resulted in a lower increase to the cash surrender value in the prior year.
Net gains (losses) on sale of investment securities changed $136.4 million, or 100.2%, from net (losses) of $136.2 million for the year ended December 31, 2024, to net gains $0.2 million for the year ended December 31, 2025. During the year ended December 31, 2025, the Company sold $14.7 million of Corporate debt securities classified as available-for-sale for proceeds of $14.9 million. During the year ended December 31, 2024, the Company sold $2.3 billion of Municipal bonds and notes, Agency MBS, Corporate debt securities, Agency CMBS, Government agency debentures, and Agency CMOs classified as available-for-sale for proceeds of $2.1 billion. The amounts presented in non-interest income include the portion of any losses that were not due to credit related factors.
Other income increased $18.9 million, or 21.0%, from $89.6 million for the year ended December 31, 2024, to $108.5 million for the year ended December 31, 2025, primarily due to a $16.0 million net loss on sale of the factored receivables portfolio in 2024, a $9.8 gain on extinguishment of long-term debt in 2025, a $4.0 million beneficial legal settlement in 2025, increased client hedging activities in 2025, and the decrease in the credit valuation adjustment on derivatives in 2025, partially offset by an $11.7 million net gain on sale of mortgage servicing rights in 2024, bank owned life insurance events in 2024, and a
$4.4 million net gain on sale of multi-family loans (securitization) in 2024.

Non-Interest Expense

	Years ended December 31,
(In thousands)	2025	2024	2023
Compensation and benefits	$821,748	$762,794	$711,752
Occupancy	77,416	72,161	77,520
Technology and equipment	190,614	195,017	197,928
Intangible assets amortization	36,304	36,082	36,207
Marketing	20,978	18,751	18,622
Professional and outside services	75,202	58,253	107,497
Deposit insurance	51,006	68,912	98,081
Other expense	155,996	139,309	168,748
Total non-interest expense	$1,429,264	$1,351,279	$1,416,355
Total non-interest expense increased $0.1 billion, or 5.8%, from $1.3 billion for the year ended December 31, 2024, to $1.4 billion for the year ended December 31, 2025, primarily due to increases in Compensation and benefits, Professional and outside services, Other expense, and Occupancy, partially offset by a decrease in Deposit insurance.
Compensation and benefits increased $58.9 million, or 7.7%, from $762.8 million for the year ended December 31, 2024, to $821.7 million for the year ended December 31, 2025, primarily due to higher performance-based incentives and increased compensation and employee benefits resulting from investments in human capital and risk management infrastructure, partially offset by a decrease in severance.
Occupancy increased $5.2 million, or 7.3%, from $72.2 million for the year ended December 31, 2024, to $77.4 million for the year ended December 31, 2025, primarily due to a one-time lease termination benefit in 2024.
Professional and outside services increased $16.9 million, or 29.1%, from $58.3 million for the year ended December 31, 2024, to $75.2 million for the year ended December 31, 2025, primarily due to an increase in technology consulting fees.
Deposit insurance decreased $17.9 million, or 26.0%, from $68.9 million for the year ended December 31, 2024, to $51.0 million for the year ended December 31, 2025, primarily due to the change in the FDIC special assessment liability, partially offset by the impact from an increase in the Company’s deposit insurance assessment base.
Other expense increased $16.7 million, or 12.0%, from $139.3 million for the year ended December 31, 2024, to $156.0 million for the year ended December 31, 2025, primarily due to a $20.0 million charitable contribution to the Webster Charitable Foundation, partially offset by individually immaterial net decreases in various other expense items.

Income Taxes
The Company recognized income tax expense of $257.3 million and $248.3 million for the years ended December 31, 2025, and 2024, respectively, reflecting effective tax rates of 20.4% and 24.4%, respectively. The increase in income tax expense is primarily due to the higher level of pre-tax income recognized in 2025, as compared to 2024. The higher effective tax rate in 2024 primarily reflects the recognition in 2024 of $42.3 million in net discrete tax expense during that period, which included a
$29.4 million DTA valuation adjustment resulting from a change in management’s estimate about the realizability of its SALT DTAs applicable to net operating loss carryforwards due to an estimated decrease in future taxable income for SALT purposes.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, which includes a broad range of tax reform provisions with varying effective dates. The Company has evaluated the changes in tax law and determined that the impact on its consolidated financial statements is not material.
At December 31, 2025, and 2024, the Company’s valuation allowance on its DTAs was $56.8 million and $64.4 million, respectively, of which $56.8 million and $62.7 million, respectively, were related to the portion of SALT net operating loss and credit carryforwards that, in management’s judgment, are not more likely than not to be realized. The $5.9 million decrease in the valuation allowance for SALT net operating loss and credit carryforwards from 2024 to 2025 is primarily attributed to the expiration of net operating loss carryforwards for which a valuation allowance existed at December 31, 2024. At
December 31, 2025, and 2024, the Company’s gross DTAs included $66.1 million and $67.7 million, respectively, applicable to SALT net operating loss and credit carryforwards that are available to offset future taxable income.
The ultimate realization of DTAs is dependent on the generation of future taxable income during the periods in which the net operating loss and credit carryforwards are available. In making its assessment, management considers the Company’s forecasted future results of operations, estimates the content and apportionment of its income by legal entity over the near term for SALT purposes, and also applies longer-term growth rate assumptions. Based on its estimates, management believes it is more likely than not that the Company will realize its DTAs, net of the valuation allowance, at December 31, 2025. However, it is possible that some or all of the Company’s net operating loss and credit carryforwards could expire unused, or that more net operating loss and credit carryforwards could be utilized than estimated, either as a result of changes in future forecasted levels of taxable income or if future economic or market conditions or interest rates were to vary significantly from the Company’s forecasts and, in turn, impact its future results of operations.
Additional information regarding the Company’s income taxes, including its DTAs, can be found within Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Segment Reporting
The Company’s operations are organized into three reportable segments that represent its differentiated lines of business: Commercial Banking, Healthcare Financial Services, and Consumer Banking. Additional information regarding the Company’s reportable segments and its segment reporting methodology can be found within Note 20: Segment Reporting in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Commercial Banking
Operating Results:

	Years ended December 31,
(In thousands)	2025	2024	2023
Net interest income	$1,296,523	$1,348,346	$1,436,616
Non-interest income	129,750	143,104	125,265
Non-interest expense	433,700	418,467	394,942
Pre-tax, pre-provision net revenue	$992,573	$1,072,983	$1,166,939
Commercial Banking’s PPNR decreased $80.4 million, or 7.5%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to decreases in net interest income and non-interest income and an increase in non-interest expense. The $51.8 million decrease in net interest income is primarily due to a lower net spread on loans and leases, partially offset by higher average loan and deposit balances. The $13.4 million decrease in non-interest income is primarily due to lower factoring and deposit service fees, and a non-recurring gain from a multi-family securitization event in 2024, partially offset by an increase in client hedging activities and syndication fees. The $15.2 million increase in non-interest expense is primarily due to increased investments in human capital, operational process improvements, technology, and higher foreclosed property and loan workout expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

	December 31,
(In thousands)	2025	2024
Loans and leases	$43,762,010	$40,616,156
Deposits	17,278,467	16,251,850
Assets under administration / management (off-balance sheet)	2,820,973	2,965,624
Loans and leases increased $3.1 billion, or 7.7%, at December 31, 2025, as compared to at December 31, 2024, primarily due to growth across Commercial Real Estate, Sponsor and Specialty Finance, and Verticals and Regional Banking, partially offset by net principal paydowns in Asset-Based Lending and the transfer of loans from portfolio to held for sale, particularly as it relates to joint venture activities. Total portfolio originations for the years ended December 31, 2025, and 2024, were $12.9 billion and $9.7 billion, respectively. The $3.2 billion increase was primarily due to increased Commercial Real Estate, Middle Market, and Sponsor and Specialty Finance origination activities.
Deposits increased $1.0 billion, or 6.3%, at December 31, 2025, as compared to at December 31, 2024, primarily due to an increase in interest-bearing deposits and money market deposits, partially offset by a decrease in non-interest-bearing deposits.
Assets under administration and assets under management, in aggregate, decreased $144.7 million, or 4.9%, at December 31, 2025, as compared to at December 31, 2024, primarily due to customer investment outflows and investment performance.

Healthcare Financial Services
Operating Results:

	Years ended December 31,
(In thousands)	2025	2024	2023
Net interest income	$392,887	$366,927	$302,856
Non-interest income	112,413	110,207	88,113
Non-interest expense	224,577	214,089	168,160
Pre-tax, pre-provision, net revenue	$280,723	$263,045	$222,809
Healthcare Financial Services’ PPNR increased $17.7 million, or 6.7%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $26.0 million increase in net interest income is primarily due to higher deposit balances, partially offset by lower deposit spreads. The $2.2 million increase in non-interest income is primarily due to higher interchange fees and medical fees. The $10.5 million increase in non-interest expense is primarily due to higher compensation and benefits, technology costs, marketing costs, and a one-time lease termination benefit in 2024, partially offset by lower service contract expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

	December 31,
(In thousands)	2025	2024
Deposits	$10,417,888	$9,966,773
Assets under administration, through linked investment accounts (off-balance sheet)	6,508,605	5,321,736
Deposits increased $0.5 billion, or 4.5%, at December 31, 2025, as compared to at December 31, 2024, primarily due to additional HSA Bank and Ametros account holders.
Assets under administration, through linked investment accounts, increased $1.2 billion, or 22.3%, at December 31, 2025, as compared to at December 31, 2024, primarily due to additional HSA Bank account holders and increased investment account balances as a result of higher equity market valuations in 2025.

Consumer Banking
Operating Results:

	Years ended December 31,
(In thousands)	2025	2024	2023
Net interest income	$839,393	$812,743	$898,898
Non-interest income	100,233	113,638	114,851
Non-interest expense	499,863	471,402	469,629
Pre-tax, pre-provision net revenue	$439,763	$454,979	$544,120
Consumer Banking’s PPNR decreased $15.2 million, or 3.3%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income. The $26.7 million increase in net interest income is primarily due to higher average loan and deposit balances coupled with a higher interest rate spread on loans, partially offset by lower interest spreads on deposits. The $13.4 million decrease in non-interest income is primarily due to the net gain on sale of mortgage servicing rights in 2024, a gain on an investment portfolio sale in 2024, lower investment services income, and decreased deposit service fees, partially offset by increased loan servicing fees. The $28.5 million increase in non-interest expense is primarily due to increased investments in technology, human capital, and outside professional services, partially offset by lower operational support expenses and costs related to debit card processing.
Selected Balance Sheet Information:

	December 31,
(In thousands)	2025	2024
Loans	$12,827,465	$11,886,095
Deposits	27,663,514	27,332,786
Assets under administration (off-balance sheet)	8,009,314	7,997,114
Loans increased $0.9 billion, or 7.9%, at December 31, 2025, as compared to at December 31, 2024, primarily due to growth in residential mortgages and other consumer loans, partially offset by net principal paydowns in home equity loans/lines of credit and business banking commercial loans. Total portfolio originations for the years ended December 31, 2025, and 2024, were $2.2 billion and $1.9 billion, respectively. The $0.3 billion increase was primarily due to increased residential mortgage and home equity loan/line originations, partially offset by decreased business banking commercial loan originations.
Deposits increased $0.3 billion, or 1.2%, at December 31, 2025, as compared to at December 31, 2024, primarily due to growth in online savings, money markets, certificates of deposit, and interest-bearing checking, partially offset by outflows in non-interest-bearing demand.
Assets under administration remained relatively flat at approximately $8.0 billion at December 31, 2025, and 2024, primarily due to increased investment account balances as a result of higher equity market valuations in 2025, partially offset by the sale of two investment portfolios.

Financial Condition
Total assets increased $5.1 billion, or 6.4%, from $79.0 billion at December 31, 2024, to $84.1 billion at December 31, 2025. The change in total assets was primarily attributed to the following items, which experienced changes greater than $100 million:
•Cash and cash equivalents increased $0.4 billion, primarily due to an increase in interest-bearing deposits held at the FRB of New York as a result of management’s strategic decision to hold higher levels of on-balance sheet liquidity;
•Total investment securities, net increased $0.5 billion, reflecting a $1.0 billion increase in the available-for-sale portfolio, partially offset by a $0.5 billion decrease in the held-to-maturity portfolio. The net increase in total investment securities was primarily due to purchases exceeding paydown activities, particularly across the Agency CMBS, Agency MBS, and CMBS categories;
•Loans and leases increased $4.1 billion, primarily due to $15.1 billion of originations during the year ended December 31, 2025, particularly across the commercial non-mortgage, commercial real estate, and residential mortgages categories, partially offset by net principal paydowns and the transfer of loans from portfolio to held for sale, particularly as it relates to joint venture activities;
•DTAs decreased $0.1 billion, primarily due to the deferred tax effect on the change in other comprehensive income and an increase in deferred tax expense for the year ended December 31, 2025;
•Accrued interest receivable and other assets increased $0.1 billion. Notable drivers of the change included increases in treasury derivative assets, LIHTC investments, other alternative investments, and accrued interest receivable, partially offset by decreases in prepaid expenses and other assets.
Total liabilities increased $4.7 billion, or 6.7%, from $69.9 billion at December 31, 2024, to $74.6 billion at December 31, 2025. The change in total liabilities was primarily attributed to the following items:
•Total deposits increased $4.0 billion, reflecting a $4.2 billion increase in interest-bearing deposits, partially offset by a $0.2 billion decrease in non-interest-bearing deposits. The net increase in interest-bearing deposits was primarily due to an increase in money market deposits, particularly from interSYNC, which contributed to $2.0 billion of the change. The Company also experienced increases across all other interest-bearing deposit categories except for savings deposits;
•Securities sold under agreements to repurchase increased $0.3 billion, primarily due to a change in short-term funding mix;
•FHLB advances increased $0.9 billion, also primarily due to a change in short-term funding mix;
•Long-term debt decreased $0.2 billion, primarily due to the repayment during the fourth quarter of 2025 of the subordinated notes due on November 1, 2030, and the subordinated notes due on December 30, 2029, partially offset by the issuance in the third quarter of 2025 of the subordinated notes due on September 11, 2035; and
•Accrued expenses and other liabilities decreased $0.3 billion. Notable drivers of the change included decreases in treasury derivative liabilities, unfunded commitments for LIHTC investments, accrued FDIC deposit insurance, and accrued interest payable, partially offset by increases in accrued compensation and other liabilities.
Total stockholders’ equity increased $0.4 billion, or 3.9%, from $9.1 billion at December 31, 2024, to $9.5 billion at December 31, 2025. The change in stockholders’ equity was attributed to the following items:
•Net income of $1.0 billion;
•Other comprehensive income, net of tax, of $205.5 million;
•Dividends paid to common and preferred stockholders of $267.6 million and $16.7 million, respectively;
•Stock-based compensation expense of $56.8 million;
•Stock options exercised of $0.1 million; and
•Repurchases of common stock under the Company’s common stock repurchase program of $599.2 million, which includes the 1% excise tax on net stock repurchases, and $22.8 million related to employee stock-based compensation plan activity.

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
The ALCO manages the Company’s investment securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments if the concentration in such security presents a safety and soundness concern. Although the Bank held the entirety of the Company’s investment securities portfolio at both December 31, 2025, and 2024, the Company may also directly hold investments.
The following table summarizes the carrying amount and percentage composition of the Company’s investment securities:

	December 31,
	2025		2024
(Dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
Government agency debentures	$197,650	2.0%	$186,426	2.1%
Municipal bonds and notes	109,619	1.1	110,876	1.2
Agency CMO	24,856	0.2	29,043	0.3
Agency MBS	5,057,273	50.5	4,519,785	50.2
Agency CMBS	3,526,010	35.2	3,034,392	33.8
CMBS	718,412	7.2	625,388	6.9
Corporate debt	328,145	3.3	452,266	5.0
Private label MBS	38,052	0.4	39,219	0.4
Other	9,483	0.1	9,205	0.1
Total available-for-sale	$10,009,500	100.0%	$9,006,600	100.0%
Held-to-maturity:
Agency CMO	$16,791	0.2%	$19,847	0.2%
Agency MBS	2,767,869	34.7	3,109,411	36.8
Agency CMBS	4,295,308	53.9	4,357,505	51.6
Municipal bonds and notes (1)	824,734	10.4	891,909	10.6
CMBS	64,970	0.8	65,690	0.8
Total held-to-maturity	$7,969,672	100.0%	$8,444,362	100.0%
Total investment securities	$17,979,172		$17,450,962
(1)The balances at December 31, 2025, and 2024, exclude the ACL recorded on held-to-maturity securities of $0.1 million and $0.2 million, respectively.
Available-for-sale securities increased $1.0 billion, or 11.1%, from $9.0 billion at December 31, 2024, to $10.0 billion at December 31, 2025, primarily due to purchases exceeding paydown activities, particularly across the Agency CMBS, Agency MBS, and CMBS categories. The average FTE yield on the available-for-sale portfolio was 4.74% for the year ended December 31, 2025, as compared to 4.17% for the year ended December 31, 2024. The 57 basis point increase is primarily due to higher yields on securities that were purchased in 2024 and 2025, as compared to the yields on securities with paydown activities or that were sold.
At December 31, 2025, and 2024, gross unrealized losses on available-for-sale securities were $0.5 billion and $0.7 billion, respectively. The $0.2 billion decrease is primarily due to lower market interest rates and lower securities’ spreads. On a quarterly basis, each available-for-sale security that is in an unrealized loss position is evaluated to determine whether the decline in fair value below the amortized cost basis is a result of any credit related factors. There was no ACL recorded on available-for-sale securities at December 31, 2025. At December 31, 2024, the ACL on available-for-sale securities was
$0.9 million, which related to a single Corporate debt security. Each of the Company’s available-for-sale securities in an unrealized loss position at December 31, 2025, is investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences. Based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.
Held-to-maturity securities decreased $0.4 billion, or 5.6%, from $8.4 billion at December 31, 2024, to $8.0 billion at December 31, 2025, primarily due to paydown activities across the Agency MBS, Agency CMBS, and Municipal bonds and notes categories. There were no purchases of held-to-maturity securities during the year ended December 31, 2025. The average FTE yield on the held-to-maturity portfolio was 3.98% for the year ended December 31, 2025, as compared to 3.75% for the year ended December 31, 2024. The 23 basis point increase is primarily due to paydowns of lower yielding securities.

At December 31, 2025, and 2024, gross unrealized losses on held-to-maturity securities were $0.8 billion and $1.0 billion, respectively. The $0.2 billion decrease is primarily due to lower market interest rates and lower securities’ spreads. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. At December 31, 2025, and 2024, the ACL on held-to-maturity securities was $0.1 million and $0.2 million respectively.
The following table summarizes the maturity distribution of investment securities by the earlier of either contractual maturity or call date, as applicable, along with their respective weighted-average yields:

	December 31, 2025
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
Government agency debentures	$—	—%	$—	—%	$99,587	2.51%	$123,261	3.76%	$222,848	3.20%
Municipal bonds and notes	175	4.24	3,456	2.83	62,595	2.32	50,524	2.11	116,750	2.25
Agency CMO	—	—	—	—	1,729	3.30	25,087	2.81	26,816	2.85
Agency MBS	67	1.64	1,639	1.33	3,837	3.59	5,119,890	4.68	5,125,433	4.68
Agency CMBS	—	—	112,098	4.61	529,620	4.58	3,213,674	4.82	3,855,392	4.78
CMBS	7,272	5.48	—	—	—	—	710,504	5.46	717,776	5.46
Corporate debt	5,000	6.66	142,058	3.95	183,168	3.43	20,770	2.95	350,996	3.66
Private label MBS	—	—	—	—	—	—	41,087	4.01	41,087	4.01
Other	—	—	9,880	3.25	—	—	—	—	9,880	3.25
Total available-for-sale	$12,514	5.92%	$269,131	4.17%	$880,536	3.94%	$9,304,797	4.75%	$10,466,978	4.67%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$16,791	2.85%	$16,791	2.85%
Agency MBS	22	2.54	—	—	59,075	2.47	2,708,772	3.43	2,767,869	3.41
Agency CMBS	—	—	99,302	2.68	—	—	4,196,006	4.29	4,295,308	4.26
Municipal bonds and notes	10,441	3.09	69,835	2.75	214,564	2.89	529,894	3.31	824,734	3.15
CMBS	—	—	—	—	—	—	64,970	2.39	64,970	2.39
Total held-to-maturity	$10,463	3.09%	$169,137	2.71%	$273,639	2.80%	$7,516,433	3.89%	$7,969,672	3.83%
Total investment securities (2)	$22,977	4.63%	$438,268	3.61%	$1,154,175	3.67%	$16,821,230	4.37%	$18,436,650	4.31%
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

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company’s loans and leases:

	December 31,
	2025		2024
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$20,405,237	36.0%	$18,037,942	34.4%
Asset-based	1,231,231	2.2	1,404,007	2.7
Commercial real estate	15,326,007	27.1	14,492,436	27.6
Multi-family	7,008,839	12.4	6,898,600	13.1
Equipment financing	1,258,882	2.2	1,235,016	2.3
Residential	9,599,577	17.0	8,853,669	16.9
Home equity	1,370,513	2.4	1,427,692	2.7
Other consumer	396,824	0.7	155,806	0.3
Total loans and leases (1)	$56,597,110	100.0%	$52,505,168	100.0%
(1)The amortized cost balances at December 31, 2025, and 2024, exclude the ACL recorded on loans and leases of $719.4 million and $689.6 million, respectively.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	December 31, 2025
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed rate:
Commercial non-mortgage	$298,107	$1,129,599	$2,789,702	$1,548,563	$5,765,971
Asset-based	64,123	383,338	—	—	447,461
Commercial real estate	840,988	2,148,993	618,730	120,542	3,729,253
Multi-family	688,808	3,419,805	625,806	112,608	4,847,027
Equipment financing	102,595	830,131	326,156	—	1,258,882
Residential	1,839	29,772	373,654	5,738,358	6,143,623
Home equity	2,624	21,273	145,905	213,981	383,783
Other consumer	16,287	308,213	47,506	31	372,037
Total fixed rate loans and leases	$2,015,371	$8,271,124	$4,927,459	$7,734,083	$22,948,037
Variable rate:
Commercial non-mortgage	$4,057,560	$8,442,895	$2,070,210	$68,601	$14,639,266
Asset-based	340,192	443,578	—	—	783,770
Commercial real estate	2,299,219	6,465,790	2,331,736	500,009	11,596,754
Multi-family	297,968	1,234,918	624,754	4,172	2,161,812
Residential	402	6,906	216,007	3,232,639	3,455,954
Home equity	2,863	4,304	81,423	898,140	986,730
Other consumer	5,332	17,801	1,654	—	24,787
Total variable rate loans and leases (1)	$7,003,536	$16,616,192	$5,325,784	$4,703,561	$33,649,073
Total loans and leases (2)	$9,018,907	$24,887,316	$10,253,243	$12,437,644	$56,597,110
(1)The Company has a back-to-back swap program, whereby it enters into an interest rate swap with a qualified customer and simultaneously enters into an equal and opposite interest-rate swap with a swap counterparty, to hedge interest rate risk. At December 31, 2025, there were 927 customer interest rate swap arrangements with a total notional amount of $8.8 billion to convert variable-rate loan payments to fixed-rate loan payments, and 46 customer interest rate cap arrangements with a total notional amount of $1.2 billion limiting how high interest rates can rise on variable-rate loans in a rising interest rate environment.
(2)Amounts due exclude total accrued interest receivable of $282.5 million.
Portfolio Concentrations
The Company actively monitors and manages concentrations of credit risk pertaining to specific industries, geographies, property types, and other characteristics that may exist in its loan and lease portfolio. At both December 31, 2025, and 2024, commercial non-mortgage, commercial real estate, and multi-family loans comprised approximately 75% of the Company’s loan and lease portfolio, with a large portion of the borrowers or properties associated with these loans geographically concentrated in New York City and the proximate areas.

The following table summarizes the percentage composition of commercial non-mortgage loans by industry, as determined using NAICS codes, which are used by the Company to categorize loans based on the borrower’s type of business:

	December 31,
Industry:	2025	2024
Finance	30.0%	25.7%
Public Administration	16.4	15.8
Services	15.7	16.1
Communications	7.0	7.7
Manufacturing	5.7	6.4
Real Estate	5.6	5.0
Retail & Wholesale	4.1	4.6
Transportation & Public Utilities	3.3	3.0
Healthcare	3.0	4.6
Construction	2.0	2.3
Other	7.2	8.8
Total Commercial non-mortgage	100.0%	100.0%
As illustrated above, concentrations generally remain consistent from period to period. Any change in composition is consistent with the Company’s portfolio growth strategy.
The following tables summarize the percentage composition of commercial real estate and multi-family loans by both geography and property type, and whether the properties are owner occupied or non-owner occupied:

	December 31,
	2025			2024
Geography:	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
New York City	2.6%	31.0%	33.6%	2.9%	32.6%	35.5%
Other New York Counties	3.0	10.7	13.7	2.6	11.7	14.3
Connecticut	2.0	7.1	9.1	2.4	6.3	8.7
New Jersey	1.0	6.3	7.3	1.6	6.9	8.5
Massachusetts	1.0	4.5	5.5	1.4	4.9	6.3
Southeast	0.9	12.0	12.9	1.0	10.2	11.2
Other	1.1	16.8	17.9	1.4	14.1	15.5
Total Commercial real estate & Multi-family	11.6%	88.4%	100.0%	13.3%	86.7%	100.0%

	December 31,
	2025			2024
Property Type:	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
Multi-family	0.2%	34.5%	34.7%	0.4%	34.3%	34.7%
Industrial & Warehouse	3.3	17.3	20.6	3.1	14.6	17.7
Retail	0.5	9.0	9.5	0.5	8.1	8.6
Construction	—	5.1	5.1	0.1	7.7	7.8
Medical Office	0.1	4.8	4.9	0.1	4.2	4.3
Healthcare & Senior Living	2.3	2.3	4.6	4.3	1.9	6.2
Traditional Office	—	3.6	3.6	—	3.8	3.8
Hotel	—	2.1	2.1	—	2.1	2.1
Other	5.2	9.7	14.9	4.8	10.0	14.8
Total Commercial real estate & Multi-family	11.6%	88.4%	100.0%	13.3%	86.7%	100.0%
The weighted-average LTV ratio for non-owner occupied commercial real estate and multi-family loans at both December 31, 2025, and 2024, was 57%. The Company calculates its LTV ratios primarily using appraisals at origination unless a full appraisal is subsequently required based on deal-specific events.
Given the ongoing change in office demand driven by the acceptance of remote work options, the commercial real estate market has continued to experience an increase in office property vacancies. As such, commercial real estate performance across the U.S. related to the traditional office sector continues to be an area of uncertainty. At December 31, 2025, the outstanding principal balance of traditional office commercial real estate loans was approximately $733.8 million, which had corresponding reserves of $36.3 million. While the Company does anticipate ongoing change in the traditional office sector, management believes that its reserve levels reflect the expected credit losses in the portfolio.

Credit Policies and Procedures
The Bank has credit policies and procedures in place designed to support its lending activities within an acceptable level of risk, which are reviewed and approved by management and the Board on a regular basis. To assist with this process, management reviews reports generated by the Company’s loan reporting systems related to loan production, loan quality, concentrations of credit, loan delinquencies, non-performing loans, and potential problem loans.
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
The Bank requires a valuation of real estate collateral, which generally includes third-party appraisals, at the time of origination or renewal in accordance with regulatory guidance. On an annual basis, appraisal assumptions and other factors are internally reviewed to determine whether an incremental third-party appraisal is warranted. New appraisals are typically obtained sooner if a loan becomes substandard or non-accrual.
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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $29.8 million, or 4.3%, from $689.6 million at December 31, 2024, to $719.4 million at December 31, 2025, primarily due to additional reserves resulting from changes in the macroeconomic forecast, economic uncertainty, and loan growth, partially offset by net charge-offs, improvements in risk rating migration, and changes in commercial portfolio mix.
The following table summarizes the percentage allocation of the ACL across the loans and leases categories:

	December 31,
	2025		2024
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$280,934	39.1%	$270,613	39.2%
Asset-based	19,950	2.8	30,049	4.4
Commercial real estate	254,764	35.4	245,124	35.5
Multi-family	62,131	8.6	70,998	10.3
Equipment financing	13,598	1.9	19,087	2.8
Residential	37,769	5.2	27,354	4.0
Home equity	25,313	3.5	19,625	2.8
Other consumer	24,952	3.5	6,716	1.0
Total ACL on loans and leases	$719,411	100.0%	$689,566	100.0%
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
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on product type and credit quality, and expected losses are determined using models that follow a PD, LGD, or EAD framework. Under these frameworks, expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss rate given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. The Company’s PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, loan-level risk attributes, and credit quality indicators. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of a similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses, the loan’s amortization schedule, and prepayment rates.
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
The Company’s models incorporate a baseline and a downside macroeconomic forecast scenario, and management weights the scenarios based on reviews of variable forecasts and comparisons to expectations using readily available data to arrive at a macroeconomic scenario for each quarter end over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes that each portfolio will revert to its long-term loss rate expectation. The reasonable and supportable forecast period is two years, after which the reversion period is one year. Models use output reversion and revert to mean historical portfolio and risk rating specific loss rates on a straight-line basis in the third year of the forecast.
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
During the third quarter of 2025, the Company completed a refresh of its CECL models, incorporating additional loss history and enhancements to modeling methodologies used in the estimation process, which resulted in an increase in the quantitative portion of the collective ACL relative to the total ACL on loans and leases. The refreshed CECL models reflect the estimated impact of economic conditions including tariffs, the risk of recession/inflation, and the general economic uncertainty associated with these evolving risks. The change in probability-weighting of macroeconomic forecast scenarios resulted in an increase to the collective ACL of $30.4 million from December 31, 2024, to December 31, 2025. The qualitative portion of the collective ACL accounted for approximately 22% and 39% of the total ACL on loans and leases at December 31, 2025, and 2024, respectively. The composition of qualitative reserves primarily relates to credit quality trends and credit concentrations, which decreased from the prior year as a result of the effects of the CECL model refresh and improvements in overall commercial risk rating migration trends.

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
The following table summarizes key asset quality ratios and their underlying components:

	Years ended December 31,
(Dollars in thousands)	2025	2024	2023
Non-performing loans and leases (1) (2)	$500,684	$461,326	$209,544
Total loans and leases	56,597,110	52,505,168	50,726,052
Non-performing loans and leases as a percentage of total loans and leases	0.88%	0.88%	0.41%

Non-performing loans and leases (1) (2)	$500,684	$461,326	$209,544
Add: OREO and repossessed assets	1,472	425	9,056
Total non-performing assets (1)	$502,156	$461,751	$218,600
Total loans and leases plus OREO and repossessed assets	$56,598,582	$52,505,593	$50,735,108
Non-performing assets as a percentage of total loans and leases plus OREO and repossessed assets	0.89%	0.88%	0.43%

Non-performing assets (1)	$502,156	$461,751	$218,600
Total assets	84,073,663	79,025,073	74,945,249
Non-performing assets as a percentage of total assets	0.60%	0.58%	0.29%

ACL on loans and leases	$719,411	$689,566	$635,737
Non-performing loans and leases (1) (2)	500,684	461,326	209,544
ACL on loans and leases as a percentage of non-performing loans and leases	143.69%	149.47%	303.39%

ACL on loans and leases	$719,411	$689,566	$635,737
Total loans and leases	56,597,110	52,505,168	50,726,052
ACL on loans and leases as a percentage of total loans and leases	1.27%	1.31%	1.25%

ACL on loans and leases	$719,411	$689,566	$635,737
Net charge-offs	179,203	166,914	108,086
Ratio of ACL on loans and leases to net charge-offs	4.01x	4.13x	5.88x
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)The change from December 31, 2024, to December 31, 2025, is primarily due to increases in non-performing commercial real estate, asset-based, and multi-family, partially offset by decreases in non-performing commercial non-mortgage and equipment financing.

The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	Years ended December 31,
	2025			2024			2023
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	%	Net Charge-offs (Recoveries)	Average Balance	%	Net Charge-offs (Recoveries)	Average Balance	%
Commercial non-mortgage	$71,312	$18,919,628	0.38%	$88,525	$17,071,748	0.52%	$13,531	$16,900,423	0.08%
Asset-based	37,337	1,329,092	2.81	6,090	1,474,703	0.41	17,088	1,699,064	1.01
Commercial real estate	60,094	14,683,485	0.41	39,776	14,222,437	0.28	62,208	13,397,036	0.46
Multi-family	936	6,876,285	0.01	22,761	7,622,410	0.30	3,447	7,072,507	0.05
Equipment financing	6,572	1,228,747	0.53	10,239	1,258,733	0.81	4,949	1,509,948	0.33
Warehouse lending	—	—	—	—	—	—	—	316,729	—
Residential	(1,197)	9,305,795	(0.01)	(953)	8,403,098	(0.01)	3,601	8,126,878	0.04
Home equity	(1,977)	1,389,459	(0.14)	(2,890)	1,464,894	(0.20)	(123)	1,560,707	(0.01)
Other consumer	6,126	313,225	1.96	3,366	79,420	4.24	3,385	54,277	6.24
Total	$179,203	$54,045,716	0.33%	$166,914	$51,597,443	0.32%	$108,086	$50,637,569	0.21%
Net charge-offs increased $12.3 million, or 7.4%, to $179.2 million for the year ended December 31, 2025, as compared to $166.9 million for the year ended December 31, 2024, primarily due to increases in asset-based and commercial real estate, partially offset by decreases in multi-family and commercial non-mortgage.

Liquidity and Capital Resources
The Company manages its cash flow requirements through proactive liquidity measures at both the Company and the Bank. In order to maintain stable, cost-effective funding, and to promote overall balance sheet strength, the liquidity position of the Company is continuously monitored, and adjustments are made to balance sources and uses of funds, as appropriate.
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
Company Liquidity. The primary source of liquidity at the Company is dividends from the Bank. To a lesser extent, investment income, net proceeds from investment sales, borrowings, and public offerings may provide additional liquidity. The Company generally uses its funds for principal and interest payments on senior notes, subordinated notes, and junior subordinated debt, dividend payments to preferred and common stockholders, repurchases of its common stock, and purchases of debt and equity securities, as applicable.
There are certain restrictions on the Bank’s payment of dividends to the Company, which can be found within the section captioned “Supervision and Regulation” in Part I - Item 1. Business, and within Note 13: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data. During the year ended December 31, 2025, the Bank paid $900.0 million in dividends to the Company. At December 31, 2025, there was $634.6 million of retained earnings available for the payment of dividends by the Bank to the Company. On January 28, 2026, the Bank was approved to pay the Company $300.0 million in dividends in the first quarter of 2026.
The quarterly cash dividend to common stockholders remained at $0.40 per common share throughout 2025. On January 28, 2026, it was announced that the Company’s Board had declared a quarterly cash dividend of $0.40 per share on Webster common stock. For the Series F Preferred Stock and Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share, respectively, were declared. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments. In accordance with the Transaction Agreement with Banco Santander, quarterly cash dividends on Webster common stock, the Series F Preferred Stock, and the Series G Preferred Stock may not exceed $0.40 per share, $328.125 per share, and $16.25 per share, respectively, without prior written consent from Banco Santander.
The Company maintains a common stock repurchase program, which was approved by the Board, that permits management to repurchase shares of its common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. On April 30, 2025, the Board increased management’s authority to repurchase shares of Webster common stock under the repurchase program by $700.0 million. During the year ended December 31, 2025, the Company repurchased 10,933,584 shares under the repurchase program at a weighted-average price of $54.30 per share, totaling $593.7 million. At December 31, 2025, the Company’s remaining purchase authority was $334.3 million. In accordance with the Transaction Agreement with Banco Santander, the Company paused repurchases under its stock repurchase program through the completion of the Transaction.
In addition, the Company will periodically acquire common shares outside of the repurchase program related to employee stock compensation plan activity. During the year ended December 31, 2025, the Company repurchased 402,502 shares at a weighted-average price of $56.55 per share, totaling $22.8 million, for this purpose.
Webster Bank Liquidity. The Bank’s primary source of funding is its core deposits. Including time deposits, the Bank had a loan to total deposit ratio of 82.3% and 81.1% at December 31, 2025, and 2024, respectively.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At December 31, 2025, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.

Capital Requirements. The Company and the Bank are subject to various regulatory capital requirements administered by the federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and/or the regulatory framework for prompt corrective action (applies to the Bank only), both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Capital, as defined in the regulations.
The following table presents the minimum ratios required as of December 31, 2025, and 2024:

	Adequately Capitalized	Well Capitalized
CET1 Risk-Based Capital	4.5%	6.5%
Tier 1 Risk-Based Capital	6.0	8.0
Total Risk-Based Capital	8.0	10.0
Tier 1 Leverage Ratio	4.0	5.0
At December 31, 2025, and 2024, both the Company and the Bank were classified as “well-capitalized.” Management believes that no events or changes have occurred subsequent to year-end and through the date of this Annual Report on Form 10-K that would change this designation.
The Company’s and the Bank’s capital ratios, which exceeded minimum regulatory requirements, were as follows:

	December 31,
	2025 (1)		2024 (1)
(Dollars in thousands)	Capital/Assets	Ratio	Capital/Assets	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,441,440	11.20%	$6,318,876	11.54%
Tier 1 Risk-Based Capital	6,725,419	11.69	6,602,855	12.06
Total Risk-Based Capital	7,861,688	13.67	7,800,717	14.24
Tier 1 Leverage Ratio	6,725,419	8.33	6,602,855	8.70
Risk-weighted assets	57,511,986		54,767,609
Webster Bank
CET1 Risk-Based Capital	$7,007,352	12.19%	$6,847,474	12.53%
Tier 1 Risk-Based Capital	7,007,352	12.19	6,847,474	12.53
Total Risk-Based Capital	7,720,373	13.43	7,512,143	13.74
Tier 1 Leverage Ratio	7,007,352	8.69	6,847,474	9.04
Risk-weighted assets	57,474,351		54,667,360
(1)In accordance with regulatory capital rules, the Company elected to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and a subsequent three-year transition period, which ended on December 31, 2024. During the three-year transition period, regulatory capital ratios phased out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2024, the Company was allowed 25%, of the regulatory capital benefit as of December 31, 2021. Full absorption occurred in 2025.
Additional information regarding the required regulatory capital levels and ratios applicable to the Company and the Bank can be found within Note 13: Regulatory Capital and Restrictions in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Sources and Uses of Funds
Sources of Funds. Deposits are the primary source of cash flows for the Bank’s lending activities and general operational needs. Loan and securities repayments, proceeds from sales of loans and securities held for sale, and maturities also provide cash flows. While scheduled loan and securities repayments are a relatively stable source of funds, prepayments and other deposit inflows are influenced by economic conditions and prevailing interest rates, the timing of which are inherently uncertain. Additional sources of funds are provided by both short-term and long-term borrowings, and to a lesser extent, dividends received as part of the Bank’s membership with the FHLB of Boston and FRB of New York.
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
Total deposits were $68.8 billion and $64.8 billion at December 31, 2025, and 2024, respectively. The $4.0 billion net increase in total deposits was primarily due an increase in money market deposits, particularly from interSYNC, which contributed to $2.0 billion of the change. The Company also experienced increases across all other deposit categories, except for savings and non-interest-bearing demand deposits.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Years ended December 31,
	2025		2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,227,051	—%	$10,387,807	—%	$11,596,949	—%
Interest-bearing:
Checking	10,158,941	1.75	9,555,367	1.89	8,845,284	1.48
Health savings accounts	9,177,995	0.16	8,650,485	0.15	8,249,332	0.15
Money market	22,161,593	3.47	19,354,659	4.05	15,769,533	3.61
Savings	7,217,900	1.65	6,879,935	1.54	7,259,640	0.78
Certificates of deposit	6,094,856	3.50	5,896,230	4.30	4,534,008	3.34
Brokered certificates of deposit	1,653,423	4.33	1,701,382	5.25	1,997,602	5.07
Total interest-bearing	56,464,708	2.42	52,038,058	2.74	46,655,399	2.19
Total average deposits	$66,691,759	2.05%	$62,425,865	2.29%	$58,252,348	1.75%
Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regimes. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion and affiliate deposits. At December 31, 2025, and 2024, total uninsured deposits as per regulatory reporting requirements and reported on Schedule RC-O of the Bank’s Call Report were $23.8 billion and $22.6 billion, respectively.
The following table summarizes additional uninsured deposits information after certain exclusions:

(Dollars in thousands)	December 31, 2025
Uninsured deposits, per regulatory reporting requirements	$23,795,358
Less: Affiliate deposits	(3,944,472)
Collateralized deposits	(4,539,073)
Uninsured deposits, after exclusions	$15,311,813

Immediately available liquidity (1)	$27,260,769
Uninsured deposits coverage	178.0%
(1)Reflects $7.9 billion and $17.3 billion of additional borrowing capacity from the FHLB of Boston and the FRB of New York, respectively, and $2.0 billion of interest-bearing deposits held at the FRB of New York.

Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 22.3% of total deposits at December 31, 2025. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer-facing, and therefore are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Annual Report on Form 10-K, the Company’s uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and collateralized deposits, is consistent with the percentage reported at December 31, 2025.
The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	December 31, 2025
Portion of U.S. time deposits in excess of insurance limit	$578,376
Time deposits otherwise uninsured with a maturity of:
3 months or less	$321,774
Over 3 months through 6 months	194,438
Over 6 months through 12 months	61,731
Over 12 months	433
Additional information regarding period-end deposit balances and rates can be found within Note 9: Deposits in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
Borrowings. The Bank’s primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowings were $4.3 billion and $3.4 billion at December 31, 2025, and 2024, respectively, and represented 5.1% and 4.3% of total assets, respectively. The $1.0 billion increase is primarily due increases of $0.9 billion in FHLB advances and $0.3 billion in securities sold under agreements to repurchase, partially offset by a decrease of $0.2 billion in long-term debt.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $0.6 billion and $0.3 billion at December 31, 2025, and December 31, 2024, respectively. The $0.3 billion increase is primarily due to a change in short-term funding mix.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. There were no federal funds purchased at December 31, 2025, and 2024.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $3.0 billion and $2.1 billion at December 31, 2025, and 2024, respectively. The $0.9 billion increase is primarily due to a change in short-term funding mix.
Long-term debt consists of senior notes maturing in 2029, subordinated notes maturing in 2035, and junior subordinated notes maturing in 2033. Long-term debt totaled $0.7 billion and $0.9 billion at December 31, 2025, and 2024, respectively. The $0.2 billion decrease is primarily due to the repayment during the fourth quarter of 2025 of the subordinated notes due on November 1, 2030, and the subordinated notes due on December 30, 2029, partially offset by the issuance in the third quarter of 2025 of the subordinated notes due on September 11, 2035.
The Bank had additional borrowing capacity from the FHLB of Boston and FRB of New York of $7.9 billion and $17.3 billion, respectively, at December 31, 2025. Unencumbered investment securities of $1.0 billion at December 31, 2025, could have been used for collateral on borrowings or to increase borrowing capacity by either $0.8 billion with the FHLB of Boston or $0.9 billion with the FRB of New York.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Years ended December 31,
	2025		2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$167,269	1.97%	$142,025	0.77%	$210,676	0.58%
Federal funds purchased	—	—	54,303	5.55	167,495	4.70
FHLB advances	2,508,404	4.43	2,296,048	5.46	4,275,394	5.21
Long-term debt	951,555	4.56	903,603	3.57	1,027,869	3.69
Total average borrowings	$3,627,228	4.35%	$3,395,979	4.76%	$5,681,434	4.74%
Additional information regarding period-end borrowings balances and rates can be found within Note 10: Borrowings in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of 11 district FHLBs, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in a FHLB is required in order for the Bank to maintain its membership and access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the applicable FHLB. The Bank held FHLB of Boston capital stock of $125.2 million and $91.7 million at December 31, 2025, and 2024, respectively. During the year ended December 31, 2025, the Bank received $7.4 million in dividends from the FHLB of Boston. The most recent FHLB quarterly cash dividend in 2025 was paid on November 4, 2025, in an amount equal to an annual yield of 7.39%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the applicable FRB. The Bank held FRB of New York capital stock of $231.2 million and $229.6 million at December 31, 2025, and 2024, respectively. During the year ended December 31, 2025, the Bank received $9.9 million in dividends from the FRB of New York. The most recent FRB semi-annual cash dividend in 2025 was paid on December 31, 2025, in an amount equal to an annual yield of 4.18%.
Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at December 31, 2025. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company’s current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Senior notes	$—	$—	$—	$300,000	$—	$—	$300,000
Subordinated notes	—	—	—	—	—	350,000	350,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	2,970,000	201	201	615	3,669	6,032	2,980,718
Securities sold under agreements to repurchase	596,738	—	—	—	—	—	596,738
Time deposits	8,464,468	45,728	20,414	15,797	23,664	247	8,570,318
Operating lease liabilities	36,360	37,005	35,087	30,784	24,235	75,419	238,890
Royalty liabilities	1,000	1,000	1,000	1,000	1,000	3,949	8,949
Total contractual obligations	$12,068,566	$83,934	$56,702	$348,196	$52,568	$512,967	$13,122,933
(1)Interest payments on borrowings and obligations arising from agreements to purchases goods or receive services have been excluded.
The Company enters into commitments to invest in venture capital and private equity funds and tax credit structures to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $764.2 million at December 31, 2025. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
Pension obligations are funded by the Company, as needed, to provide for participant benefit payments as it relates to the Company’s frozen, non-contributory, qualified defined benefit pension plan. Decisions to contribute to the defined benefit pension plan are made based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. The Company was not required to contribute to the defined benefit pension plan in 2025, nor does it currently anticipate that it will be required to contribute in 2026. The Company’s non-qualified supplemental executive retirement plans and other post-employment benefit plans are unfunded. Expected future net benefit payments related to the Company’s defined benefit pension and other postretirement benefit plans included $13.0 million in less than one year, $27.5 million in one to three years, $28.4 million in three to five years, and $72.0 million after five years.
In connection with the completion of a multi-family securitization in 2024, the Company assumed an obligation to reimburse, or guarantee, losses incurred by the multi-family securitization trusts of up to 12% of the aggregate UPB of the loans at the time of sale. Essentially, this obligation represents a first credit loss enhancement provided by the Company. Based on the credit quality of the multi-family loans, among other factors, the Company estimated the amount of its reimbursement obligation to be $3.3 million at December 31, 2025. The Company has not yet been required to make any guarantee payments to Freddie Mac. However, in the event that value of the assets in the multi-family securitization trusts significantly declined, the Company’s maximum exposure to loss could be $36.4 million.

In connection with the SecureSave acquisition completed in December 2025, the Company recorded contingent consideration at fair value related to one earn‑out agreement. The earn‑out is based on total program deposits measured as of three future measurement dates, with a payment due only if total program deposits exceed the program deposit threshold and, if so, (i) equal to total program deposits multiplied by the applicable earn-out rate for the measurement dates on December 31, 2026, and December 31, 2027, and (ii) equal to the total program deposits in excess of the program deposit threshold multiplied by the earn-out rate for the measurement date on December 31, 2028. The contingent consideration is payable in cash up to an aggregate maximum of $35.0 million.
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
At December 31, 2025, the Company’s Consolidated Balance Sheet reflects a liability for uncertain tax positions of $10.4 million and $5.3 million of accrued interest and penalties, respectively. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $13.2 billion at December 31, 2025, does not necessarily reflect future cash payments.
In November 2023, the FDIC issued a final rule implementing a special assessment for certain banks to recover losses to the DIF associated with protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. At December 31, 2025, the Company’s remaining accrual for its estimated special assessment charge was $5.9 million, which will be collected over the one remaining quarterly assessment period. The FDIC retains the right to cease collection early, extend the special assessment collection period, and impose shortfall special assessments if actual losses exceed the amounts collected. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.
Additional information regarding the obligations discussed above can be found within the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data, specifically, Note 2: Business Developments for the multi-family securitization; Note 8: Income Taxes for income taxes; Note 14: Variable Interest Entities for alternative investments and the joint venture with Marathon Asset Management; Note 17: Fair Value Measurements for the SecureSave contingent consideration; Note 18: Retirement Benefit Plans for defined benefit pension and other postretirement benefit plans; and Note 22: Commitments and Contingencies for credit-related financial instruments and the FDIC special assessment.

Asset/Liability Management and Market Risk
An effective asset/liability management process must balance the risks and rewards from both short-term and long-term interest rate risk when determining the Company’s strategy and action. To facilitate this process, interest rate sensitivity is monitored on an ongoing basis by the Company’s ALCO, whose primary goal is to manage interest rate risk and maximize net income and net economic value over time in changing interest rate environments. Limits for earnings at risk are set for parallel ramps in interest rates over a 12-month period of up and down 100, 200, and 300 basis points, and for interest rate curve twist shocks of up and down 50 and 100 basis points. Limits for net economic value, referred to as equity at risk, are set for parallel shocks in interest rates of up and down 100, 200, and 300 basis points. The ALCO also regularly reviews earnings at risk scenarios for non-parallel changes in interest rates, as well as longer-term earnings at risk for up to four years in the future.
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
Earnings at risk is defined as the change in net interest income due to changes in interest rates. Essentially, interest rates are assumed to change up or down in a parallel fashion, and the net interest income results in each scenario are compared to a flat rate base scenario. The flat rate base scenario holds the end of period yield curve constant over a 12-month forecast horizon. The earnings at risk simulation analysis incorporates assumptions about balance sheet changes (i.e., product mix, growth, and loan and deposit pricing). Overall, it is a measure of short-term interest rate risk. At December 31, 2025, and 2024, the flat rate base scenario assumed a federal funds rate of 3.75% and 4.50%, respectively. The federal funds rate target range was 3.50-3.75% at December 31, 2025, and 4.25-4.50% at December 31, 2024.
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
Various interest rate contracts, including futures, options, swaps, caps, and floors, can be used to manage interest rate risk. These contracts involve, to varying degrees, levels of credit risk and interest rate risk. The notional amount of the derivative instrument, or the amount from which interest and other payments are derived, is not exchanged, and therefore, should not be used as a measure of credit risk.
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
The Company will also hold futures, options, and forward foreign currency exchange contracts to minimize the price volatility of certain financial assets and financial liabilities. Changes in the market value of these derivative positions are recognized in earnings. Additional information regarding derivatives can be found within Note 16: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company’s net interest income over a 12-month period starting at December 31, 2025, and 2024, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
December 31, 2025	(0.9)%	(0.6)%	(0.2)%	0.2%	0.2%	0.1%
December 31, 2024	(1.6)%	(0.6)%	—%	0.4%	0.6%	0.8%
Asset sensitivity in terms of net interest income decreased at December 31, 2025, as compared to at December 31, 2024, primarily due to an increase in fixed-rate assets, including investment securities and residential loans, and increased client hedging activities.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company’s net interest income over a 12-month period starting at December 31, 2025, and 2024:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
December 31, 2025	1.3%	0.6%	(0.5)%	(1.1)%	(2.3)%	(1.1)%	1.0%	1.9%
December 31, 2024	2.1%	1.0%	(0.7)%	(1.6)%	(2.2)%	(1.0)%	1.0%	1.9%
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
Sensitivity to the short end of the yield curve for net interest income decreased at December 31, 2025, as compared to at December 31, 2024, primarily due to an increase in our interest-bearing deposits (cash balance) and floating-rate loans. Sensitivity to the long end of the yield curve generally remained stable from December 31, 2024, to December 31, 2025.

The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100 basis points at December 31, 2025, and 2024:

	Estimated Economic Value	Estimated Economic Value Change

(Dollars in thousands)		-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
December 31, 2025
Assets	$79,584,542	$4,528,862	$3,372,921	$2,097,645	$(2,285,952)	$(3,966,009)	$(5,499,807)
Liabilities	67,085,524	7,166,552	4,486,746	2,095,930	(1,891,143)	(3,444,959)	(4,918,786)
Net	$12,499,018	$(2,637,690)	$(1,113,825)	$1,715	$(394,809)	$(521,050)	$(581,021)
Net change as % base net economic value		(21.1)%	(8.9)%	—%	(3.2)%	(4.2)%	(4.6)%

December 31, 2024
Assets	$73,921,262	$4,850,915	$3,590,907	$2,180,555	$(2,223,719)	$(3,830,057)	$(5,294,750)
Liabilities	60,952,551	7,059,329	4,443,645	2,089,770	(1,813,843)	(3,398,762)	(4,795,161)
Net	$12,968,711	$(2,208,414)	$(852,738)	$90,785	$(409,876)	$(431,295)	$(499,589)
Net change as % base net economic value		(17.0)%	(6.6)%	0.7%	(3.2)%	(3.3)%	(3.9)%
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
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. At December 31, 2025, and 2024, the Company’s duration gap was zero.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company’s interest rate risk position at December 31, 2025, represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.

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
Accounting estimates are necessary in the application of certain accounting policies and can be susceptible to significant change in the near term. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the Company’s financial condition or results of operations. Management has identified that the Company’s most critical accounting estimates are those related to the ACL on loans and leases and business combinations accounting policies. These accounting policies and their underlying estimates are discussed directly with the Audit Committee of the Board.
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
The Company’s ACL on loans and leases is sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. The Company performs sensitivity analyses using probability weighted scenarios to quantify the impact on the ACL resulting from hypothetical changes in key macroeconomic variable inputs to the CECL models, including, but not limited to, gross domestic product, the unemployment rate, and property values. As of December 31, 2025, the results of this sensitivity analysis indicated that, by applying a 100% weighting to a 90th percentile downside scenario (meaning that there is a 90% probability that the economy will perform better and a 10% probability that it will perform worse) the Company’s ACL on loans and leases would increase by approximately $91.3 million, or 12.7%. This does not represent management’s expectations of changes in our estimate of expected credit losses or in the macroeconomic environment. The downside scenario used is characterized by an economic recession beginning in the first quarter of 2026 and lasting through the third quarter of 2026 and assumes that from the fourth quarter of 2025 through the third quarter of 2026, real gross domestic product declines cumulatively by approximately 2.6%; unemployment begins to increase significantly sharply in the first quarter of 2026, peaking at approximately 8.4% in the first quarter of 2027; and house prices drop approximately 12.3% over the course of 2026.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk can be found in Part II under the section captioned “Asset/Liability Management and Market Risk” contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 16: Derivative Financial Instruments in the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Webster Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Webster Financial Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for credit losses for certain commercial loans and leases evaluated on a collective basis
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s total allowance for credit losses as of December 31, 2025 was $719.4 million, a portion of which related to the allowance for credit losses for certain commercial loans and leases evaluated on a collective basis (the Commercial Allowance). The Commercial Allowance includes the measure of expected credit losses on a collective (pooled) basis for those loans and leases with similar risk characteristics. The Company’s collectively assessed loans and leases are segmented based on product type and credit quality and expected losses are determined using a model that follows a probability of default (PD), loss given default (LGD), and exposure at default (EAD) framework. The expected credit losses are calculated as the product of the Company’s estimate of PD, LGD, and individual loan level EAD. The Company’s PD and LGD calculations use a predictive model that measures the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, loan-level risk attributes and credit quality indicators. The Company’s model incorporates baseline and downside macroeconomic forecast scenarios, and management weights the scenarios based on reviews of variable forecasts and comparisons to expectations using readily available data to arrive at a macroeconomic scenario over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes that each portfolio will revert to its long-term loss rate expectation. The reasonable and supportable forecast period is two years after which the reversion period is one year. The model uses output reversion and revert to mean historical portfolio loss rates on a straight-line basis in the third year of the forecast. A portion of the Commercial Allowance is comprised of qualitative adjustments for risk characteristics that are not reflected or captured in the quantitative model but are likely to impact the measurement of expected credit losses.
We identified the assessment of the Commercial Allowance as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the Commercial Allowance methodology, including the methods and model used to estimate (1) the PD, LGD, and EAD, and their significant assumptions, including the baseline and downside macroeconomic forecast scenarios and macroeconomic variables and (2) qualitative adjustments and their significant assumptions not reflected in the PD and LGD model and EAD method. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD model and EAD method. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the Commercial Allowance estimate, including controls over the:
•evaluation of the Commercial Allowance methodology
•continued use and appropriateness of changes made to certain PD and LGD model and EAD method
•identification and determination of the significant assumptions used in the PD and LGD model and EAD method
•procedures performed by the Company to validate the model is fit for use and appropriate to estimate the lifetime loss
•evaluation of qualitative adjustments, including the significant assumptions, and
•analysis of the Collective Allowance results, trends, and ratios.
We evaluated the Company’s process to develop the Commercial Allowance estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s Commercial Allowance methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the assessment and performance testing of PD and LGD model and EAD method by comparing them to relevant Company-specific metrics and trends and the applicable industry practices
•assessing the conceptual soundness and performance of the PD and LGD model by inspecting the model documentation to determine whether the model is suitable for the intended use
•evaluating the selection of the economic forecast scenarios and underlying macroeconomic variables by comparing them to the Company’s business environment and relevant industry practices
•evaluating the methodology and assumptions used to develop the qualitative factors and the effect of those factors on the Commercial Allowance compared with credit trends and identified limitations of the underlying quantitative model.
We also assessed the sufficiency of the audit evidence obtained related to the Commercial Allowance estimate by evaluating the cumulative results of the audit procedures and potential bias in the accounting estimate.
/s/ KPMG LLP (185)
We have served as the Company’s auditor since 2013.
New York, New York
February 27, 2026

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2025	2024
Assets:
Cash and due from banks	$370,748	$388,060
Interest-bearing deposits	2,078,777	1,686,374
Investment securities available-for-sale, at fair value (1)	10,009,500	9,006,600
Investment securities held-to-maturity, net of allowance for credit losses of $97 and $171 (2)	7,969,575	8,444,191
Loans held for sale (3)	14,886	27,634
Loans and leases	56,597,110	52,505,168
Allowance for credit losses on loan and leases	(719,411)	(689,566)
Loans and leases, net	55,877,699	51,815,602
Federal Home Loan Bank and Federal Reserve Bank stock	356,411	321,343
Deferred tax assets, net	195,740	316,856
Premises and equipment, net	432,035	406,963
Goodwill	2,897,522	2,868,068
Other intangible assets, net	313,234	334,301
Cash surrender value of life insurance policies	1,271,457	1,251,622
Accrued interest receivable and other assets	2,286,079	2,157,459
Total assets	$84,073,663	$79,025,073
Liabilities and stockholders’ equity:
Deposits:
Non-interest-bearing	$10,082,854	$10,316,501
Interest-bearing	58,676,959	54,436,579
Total deposits	68,759,813	64,753,080
Securities sold under agreements to repurchase and federal funds purchased	596,738	344,168
Federal Home Loan Bank advances	2,980,718	2,110,108
Long-term debt	739,454	909,185
Accrued expenses and other liabilities	1,504,704	1,775,318
Total liabilities	74,581,427	69,891,859
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares; Outstanding—161,216,008 and 171,391,125 shares	1,828	1,828
Paid-in capital	6,183,434	6,181,475
Retained earnings	4,477,744	3,759,158
Treasury stock, at cost—21,562,037 and 11,386,920 shares	(1,103,905)	(536,843)
Accumulated other comprehensive (loss), net of tax	(350,844)	(556,383)
Total stockholders’ equity	9,492,236	9,133,214
Total liabilities and stockholders’ equity	$84,073,663	$79,025,073
(1)Investment securities available-for-sale had an amortized cost basis of $10,466,978 at December 31, 2025, and $9,720,415 at December 31, 2024.
(2)Investment securities held-to-maturity had a fair value of $7,168,583 at December 31, 2025, and $7,453,123 and at December 31, 2024.
(3)Total loans held for sale includes residential mortgage loans valued under the fair value option of $2,142 at December 31, 2025, and $297 at December 31, 2024.
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(In thousands, except per share data)	2025	2024	2023
Interest income:
Interest and fees on loans and leases	$3,118,558	$3,182,466	$3,071,378
Taxable interest on investment securities	764,631	636,177	396,681
Non-taxable interest on investment securities	28,949	38,758	54,207
Loans held for sale	4,215	13,911	734
Other interest and dividends	105,155	55,974	105,260
Total interest income	4,021,508	3,927,286	3,628,260
Interest expense:
Deposits	1,365,703	1,427,204	1,021,418
Securities sold under agreements to repurchase and federal funds purchased	3,298	4,113	9,102
Federal Home Loan Bank advances	111,183	125,329	222,537
Long-term debt	43,430	32,253	37,934
Total interest expense	1,523,614	1,588,899	1,290,991
Net interest income	2,497,894	2,338,387	2,337,269
Provision for credit losses	210,000	222,000	150,747
Net interest income after provision for credit losses	2,287,894	2,116,387	2,186,522
Non-interest income:
Deposit service fees	157,891	161,144	169,318
Loan and lease related fees	70,692	76,384	84,861
Wealth and investment services	30,983	33,234	28,999
Cash surrender value of life insurance policies	33,219	27,712	26,228
Gain (loss) on sale of investment securities, net	220	(136,224)	(33,620)
Other income	108,514	89,649	38,551
Total non-interest income	401,519	251,899	314,337
Non-interest expense:
Compensation and benefits	821,748	762,794	711,752
Occupancy	77,416	72,161	77,520
Technology and equipment	190,614	195,017	197,928
Intangible assets amortization	36,304	36,082	36,207
Marketing	20,978	18,751	18,622
Professional and outside services	75,202	58,253	107,497
Deposit insurance	51,006	68,912	98,081
Other expense	155,996	139,309	168,748
Total non-interest expense	1,429,264	1,351,279	1,416,355
Income before income taxes	1,260,149	1,017,007	1,084,504
Income tax expense	257,347	248,300	216,664
Net income	1,002,802	768,707	867,840
Preferred stock dividends	16,650	16,650	16,650
Income allocated to participating securities	11,291	7,981	7,922
Net income applicable to common stockholders	$974,861	$744,076	$843,268

Earnings per common share:
Basic	$5.91	$4.38	$4.91
Diluted	5.90	4.37	4.91
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
(In thousands)	2025	2024	2023
Net income	$1,002,802	$768,707	$867,840
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale	186,205	(2,868)	113,710
Derivative financial instruments	13,341	(6,731)	6,005
Defined benefit pension and other postretirement benefit plans	5,993	3,787	14,674
Other comprehensive income (loss), net of tax	205,539	(5,812)	134,389
Comprehensive income	$1,208,341	$762,895	$1,002,229
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at December 31, 2022	$283,979	$1,828	$6,173,240	$2,713,861	$(431,762)	$(684,960)	$8,056,186
Adoption of ASU No. 2022-02	—	—	—	(4,245)	—	—	(4,245)
Net income	—	—	—	867,840	—	—	867,840
Other comprehensive income, net of tax	—	—	—	—	—	134,389	134,389
Common stock dividends and equivalents—$1.60 per share	—	—	—	(278,276)	—	—	(278,276)
Series F preferred stock dividends—$1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Series G preferred stock dividends—$65.00 per share	—	—	—	(8,775)	—	—	(8,775)
Stock-based compensation	—	—	8,539	—	45,548	—	54,087
Exercise of stock options	—	—	(2,026)	—	3,749	—	1,723
Common shares acquired from stock compensation plan activity	—	—	—	—	(16,278)	—	(16,278)
Common stock repurchase program (1)	—	—	—	—	(108,780)	—	(108,780)
Balance at December 31, 2023	283,979	1,828	6,179,753	3,282,530	(507,523)	(550,571)	8,689,996
Net income	—	—	—	768,707	—	—	768,707
Other comprehensive (loss), net of tax	—	—	—	—	—	(5,812)	(5,812)
Common stock dividends and equivalents—$1.60 per share	—	—	—	(275,429)	—	—	(275,429)
Series F preferred stock dividends—$1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Series G preferred stock dividends—$65.00 per share	—	—	—	(8,775)	—	—	(8,775)
Stock-based compensation	—	—	1,886	—	53,255	—	55,141
Exercise of stock options	—	—	(164)	—	418	—	254
Common shares acquired from stock compensation plan activity	—	—	—	—	(17,215)	—	(17,215)
Common stock repurchase program (1)	—	—	—	—	(65,778)	—	(65,778)
Balance at December 31, 2024	283,979	1,828	6,181,475	3,759,158	(536,843)	(556,383)	9,133,214
Net income	—	—	—	1,002,802	—	—	1,002,802
Other comprehensive income, net of tax	—	—	—	—	—	205,539	205,539
Common stock dividends and equivalents—$1.60 per share	—	—	—	(267,566)	—	—	(267,566)
Series F preferred stock dividends—$1,312.50 per share	—	—	—	(7,875)	—	—	(7,875)
Series G preferred stock dividends—$65.00 per share	—	—	—	(8,775)	—	—	(8,775)
Stock-based compensation	—	—	1,997	—	54,826	—	56,823
Exercise of stock options	—	—	(38)	—	105	—	67
Common shares acquired from stock compensation plan activity	—	—	—	—	(22,762)	—	(22,762)
Common stock repurchase program (1)	—	—	—	—	(599,231)	—	(599,231)
Balance at December 31, 2025	$283,979	$1,828	$6,183,434	$4,477,744	$(1,103,905)	$(350,844)	$9,492,236
(1) Includes an addition to Treasury Stock of $5.6 million, $0.4 million, and $0.8 million at December 31, 2025, 2024, and 2023, respectively, for the 1% excise tax on net stock repurchases as imposed by the Inflation Reduction Act of 2022.
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(In thousands)	2025	2024	2023
Operating Activities:
Net income	$1,002,802	$768,707	$867,840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	210,000	222,000	150,747
Deferred income tax expense (benefit)	47,588	18,183	(53,634)
Stock-based compensation	56,823	55,141	54,087
Depreciation and amortization of property and equipment and intangible assets	73,346	71,531	76,490
Net (accretion) and amortization of interest-earning assets and borrowings	(165,552)	(95,281)	(23,267)
Amortization of low-income housing tax credit investments	115,274	80,902	71,775
Reduction of ROU lease assets	29,960	31,275	30,616
Net (gain) loss on sale of investment securities	(220)	136,224	33,620
Originations of loans held for sale	(9,843)	(6,806)	(13,319)
Proceeds from sale of loans held for sale	8,068	8,310	13,882
Net loss on sale of factored receivables portfolio	—	15,977	—
Net (gain) on sale of mortgage servicing rights	—	(11,655)	—
(Increase) in cash surrender value of life insurance policies	(33,219)	(27,712)	(26,228)
(Gain) from life insurance policies	(4,777)	(14,065)	(3,566)
(Gain) on extinguishment of long-term debt	(9,767)	—	(698)
(Gain) on sale of alternative investments	(8,806)	(14,763)	—
Other operating activities, net	(16,042)	(15,998)	2,760
Net decrease (increase) in loans held for sale	3	(49,566)	—
Net (increase) decrease in derivative contract assets and liabilities	(185,003)	20,526	(73,295)
Net decrease (increase) in prepaid expenses and other assets	37,177	246,752	(13,774)
Net (decrease) in accrued expenses and other liabilities	(89,676)	(35,382)	(115,387)
Net cash provided by operating activities	1,058,136	1,404,300	978,649
Investing Activities:
Purchases of available-for-sale investment securities	(1,990,902)	(3,202,766)	(2,372,249)
Proceeds from principal payments, maturities, and calls of available-for-sale investment securities	1,292,532	892,965	591,207
Proceeds from sale of available-for-sale investment securities	14,880	2,142,462	789,603
Purchases of held-to-maturity investment securities	—	(1,778,098)	(891,761)
Proceeds from principal payments, maturities, and calls of held-to-maturity investment securities	538,566	457,433	390,073
Net (increase) decrease in Federal Home Loan Bank and Federal Reserve Bank stock	(35,068)	5,539	119,018
Alternative investments (capital calls), net of returns of capital	(293,451)	(160,062)	(27,430)
Proceeds from sales of alternative investments	13,441	19,588	—
Net (increase) in loans	(4,632,549)	(2,488,796)	(1,653,257)
Proceeds from sale of loans not originated for sale	400,017	569,538	625,968
Proceeds from sale of mortgage servicing rights	—	18,588	—
Proceeds from sale of foreclosed properties and repossessed assets	2,055	8,526	4,033
Proceeds from sale of property and equipment	4,337	6,769	6,894
Purchases of property and equipment	(49,566)	(35,844)	(40,303)
Proceeds from life insurance policies	18,574	34,358	20,098
Cash paid for acquisitions of HSA deposits	(6,428)	—	—
Net cash paid for acquisition of SecureSave	(24,401)	—	—
Net cash paid for acquisition of Ametros	—	(359,460)	—
Net cash paid for acquisition of interLINK	—	—	(157,646)
Net cash (used for) investing activities	(4,747,963)	(3,869,260)	(2,595,752)
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	Years ended December 31,
(In thousands)	2025	2024	2023
Financing Activities:
Net increase in deposits	4,006,261	3,697,887	6,721,028
Net increase (decrease) in Federal Home Loan Bank advances	870,610	(249,910)	(3,100,534)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	252,570	(114,219)	(693,443)
Repayment of long-term debt	(499,000)	(132,550)	(16,752)
Proceeds from the issuance of long-term debt	347,389	—	—
Debt issuance costs	(1,636)	—	—
Payment of contingent consideration	(11,447)	(4,050)	—
Dividends paid to common stockholders	(266,830)	(274,545)	(278,155)
Dividends paid to preferred stockholders	(16,650)	(16,650)	(16,650)
Exercise of stock options	67	254	1,723
Common stock repurchase program	(593,654)	(65,403)	(107,984)
Common shares acquired related to stock compensation plan activity	(22,762)	(17,215)	(16,278)
Net cash provided by financing activities	4,064,918	2,823,599	2,492,955
Net increase in cash and cash equivalents	375,091	358,639	875,852
Cash and cash equivalents, beginning of period	2,074,434	1,715,795	839,943
Cash and cash equivalents, end of period	$2,449,525	$2,074,434	$1,715,795
See accompanying Notes to Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Summary of Significant Accounting Policies
Nature of Operations
The Company is a bank holding company that has elected to be treated as a financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. As of December 31, 2025, the Company had $84.1 billion in total consolidated assets.
The Bank is a commercial bank with a national bank charter focused on providing financial products and services to businesses, individuals, and families. While its core footprint spans the Northeast from the New York metropolitan area to Rhode Island and Massachusetts, certain businesses operate in extended geographies. The Bank offers three differentiated lines of business: Commercial Banking, Healthcare Financial Services, and Consumer Banking.
Basis of Presentation
The Consolidated Financial Statements have been prepared in accordance with GAAP, and include the accounts of the Company and all other entities in which the Company has a controlling financial interest. Intercompany transactions and balances have been eliminated in consolidation. Assets under administration or assets under management that the Company holds or manages in a fiduciary or agency capacity for customers are not included on the accompanying Consolidated Balance Sheets. Certain prior period amounts presented in the Consolidated Statement of Cash Flows and disclosed in Note 12: Accumulated Other Comprehensive (Loss), Net of Tax and Note 18: Retirement Benefit Plans have been reclassified to conform to the current year’s presentation. These reclassifications did not have a significant impact on the Company’s Consolidated Financial Statements.
Principles of Consolidation
The purpose of Consolidated Financial Statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the consolidated group were a single economic entity. In accordance with the applicable accounting guidance for consolidations, the Consolidated Financial Statements include any VOE in which the Company has a controlling financial interest and any VIE for which the Company is deemed to be the primary beneficiary. The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity, and if the non-controlling stockholders do not hold any substantive participating or controlling rights. The Company evaluates VIEs to understand the purpose and design of the entity, and its involvement in the ongoing activities of the VIE, and will consolidate the VIE if it has (i) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance, and (ii) an obligation to absorb losses of the VIE, or the right to receive benefits from the VIE, that could potentially be significant to the VIE. The Company accounts for unconsolidated partnerships and certain other investments using the equity method of accounting if it has the ability to significantly influence the operating and financial policies of the investee. This is generally presumed to exist when the Company owns between 20% and 50% of a corporation’s voting common stock or in-substance common stock, or when it has greater than 3% to 5% interest in a limited partnership or similarly structured entity. Additional information regarding consolidated and non-consolidated VIEs can be found within Note 14: Variable Interest Entities.
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
Business Combinations
Business combinations are accounted for under the acquisition method, in which the identifiable assets acquired and liabilities assumed are generally measured and recognized at fair value as of the acquisition date, with the excess of the purchase price over the fair value of the net assets acquired recognized as goodwill. Items such as acquired ROU lease assets and operating lease liabilities as lessee, employee benefit plans, and income-tax related balances are recognized in accordance with other applicable GAAP, which may result in measurements that differ from fair value. After the adoption of ASU No. 2021-08—Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, contract assets and contract liabilities from contracts with customers, may result in measurements that differ from fair value as well. The Company uses estimates and assumptions as part of the purchase price allocation process to determine the fair value of assets acquired and liabilities assumed as of the acquisition date. These estimates and assumptions are inherently uncertain and subject to refinement during the measurement period, which may extend for up to one year from the acquisition date.

Business combinations are included in the Consolidated Financial Statements from the respective dates of acquisition. Historical reporting periods reflect only the results of legacy Webster operations. Acquisition-related costs are expensed in the period incurred and presented within the applicable non-interest expense category. Additional information regarding the Company’s business combinations can be found within Note 2: Business Developments.
Cash and Cash Equivalents
Cash and cash equivalents is comprised of Cash and due from banks and Interest-bearing deposits. Cash equivalents have an original maturity of three months or less.
Cash and due from banks includes cash on hand, certain deposits at the FRB of New York, and cash due from banks. Restricted cash related to Federal Reserve requirements, cash collateral received on derivative positions, and cash due from a bank held in connection with a compensating balance arrangement are also included in Cash and due from banks.
Interest-bearing deposits includes deposits at the FRB of New York in excess of reserve requirements and federal funds sold to other financial institutions. Restricted cash related to a deposit with contractual use limitations held in connection with a third-party arrangement is also included in Interest-bearing deposits.
The following table summarizes supplemental disclosures of cash flow information and non-cash investing and financing activities:

	Years ended December 31,
(In thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Interest paid	$1,550,091	$1,611,201	$1,248,620
Income taxes paid (1)	85,386	124,817	234,549
Non-cash investing and financing activities:
Transfer of loans held for investment to foreclosed properties and repossessed assets	$8,178	$2,305	$10,485
Transfer of returned finance lease equipment to assets held for sale	3,220	5,626	5,139
Transfer of loans held for investment to loans held for sale	368,620	680,159	629,172
Transfer of loans held for sale to loans held for investment	—	133,168	—
Transfer of property and equipment to assets held for sale	—	750	—
ROU lease assets obtained in exchange for operating lease liabilities	42,611	10,444	22,989
Settlement of outstanding loan balance through receipt of equity interest	19,180	—	—
Approved commitments to fund LIHTC investments	166,494	304,269	334,947
Receipt of Ametros member deposits from other financial institutions	—	285,705	—
Business combinations (2):
Tangible assets acquired	$5,214	$256,957	$24,318
Goodwill and other intangible assets	38,944	417,085	157,361
Liabilities assumed (3)	3,303	299,507	7,994
Forgiveness of long-term debt	—	12,875	—
Pre-existing equity interest	8,034	2,200	—
Contingent consideration	8,420	—	16,039
(1)Income taxes paid, net of refunds received, are further disaggregated by jurisdiction in the table below, in accordance with the disclosure requirements of ASU No. 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures.
(2)Reflects the effects from the acquisition of SecureSave during the year ended December 31, 2025, Ametros during the year ended December 31, 2024, and interLINK during the year ended December 31, 2023. In addition, the amounts for 2023 include adjustments to fair values of assets acquired and liabilities assumed related to the Bend acquisition and Sterling merger, which were recognized during the one-year measurement period.
(3)For the year ended December 31, 2024, the amount presented reflects the sum of the $293.7 million of liabilities assumed from Ametros and the $5.8 million liability assumed for the Seller’s transaction expenses, which was included as part of the purchase price consideration and paid by the Company at closing.

Disaggregation of Income Taxes Paid
Upon adoption of ASU No. 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures, the following table summarizes the disaggregation of income taxes paid, net of refunds received, by jurisdiction:

	Years ended December 31,
(In thousands)	2025	2024	2023
Federal	$55,350	$70,299	$181,073

State and local:
Massachusetts	12,581	*	*
New Jersey	6,000	*	*
Illinois	4,587	*	*
New York State	*	23,486	15,322
New York City	*	14,001	12,553
Other	6,868	17,031	25,601
Total state and local	30,036	54,518	53,476

Total income taxes paid, net of refunds received	$85,386	$124,817	$234,549
*The amount of income taxes paid, net of refunds received, during the year for this jurisdiction does not meet the 5% disaggregation threshold and is included in Other.
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
Investment in Federal Home Loan Bank and Federal Reserve Bank Stock
The Bank is a member of the FHLB and the Federal Reserve System, and is required to maintain an investment in capital stock of both a FHLB and FRB. Based on redemption provisions, FHLB and FRB stock has no quoted market value and is carried at cost. Membership stock is reviewed for impairment if economic circumstances would warrant review.
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
For the purpose of presentation in the accompanying Consolidated Statements of Cash Flows, cash flows from loans are classified based on management’s intent to either sell the loan or hold the loan as an investment for the foreseeable future. When management’s intent is to sell the loan, the cash flows of that loan are presented as operating activities. When management’s intent is to hold the loan as an investment for the foreseeable future, the cash flows of that loan are presented as investing activities. Additionally, proceeds from the sale of loans that were originated for sale are presented as operating activities, and proceeds from the sale of loans that were originated for investment and then subsequently transferred to held for sale are presented as investing activities consistent with the original classification.
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

When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. Servicing assets and any other interests held by the Company are initially measured at fair value, and subsequently measured using the amortization method.
Securities Sold Under Agreements to Repurchase
These agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred investment securities and the transfer meets the other criteria for such treatment. Obligations to repurchase the sold investment securities are reflected as a liability on the accompanying Consolidated Balance Sheets. The investment securities sold with agreement to repurchase to wholesale dealers are transferred to a custodial account for the benefit of the dealer or to the bank with whom each transaction is executed. The dealers or banks may sell, loan, or otherwise dispose of such securities to other parties in the normal course of their operations and agree to resell to the Company the same securities at the maturity date of the agreement. The Company also enters into repurchase agreements with Bank customers. The investment securities sold to Bank customers with agreements to repurchase are not transferred, but internally pledged to the repurchase agreement transaction. As such, the underlying investment securities pledged remain on the accompanying Consolidated Balance Sheets. Additional information regarding securities sold under agreements to repurchase can be found within Note 10: Borrowings.
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
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on product type and credit quality, and expected losses are determined using models that follow a PD, LGD, or EAD framework. Under these frameworks, expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss rate given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. The Company’s PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, loan-level risk attributes, and credit quality indicators. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of a similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses, the loan’s amortization schedule, and prepayment rates.
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
The Company’s models incorporate a baseline and a downside macroeconomic forecast scenario, and management weights the scenarios based on reviews of variable forecasts and comparisons to expectations using readily available data to arrive at a macroeconomic scenario for each quarter end over a reasonable and supportable forecast period. The development of the reasonable and supportable forecast assumes that each portfolio will revert to its long-term loss rate expectation. The reasonable and supportable forecast period is two years, after which the reversion period is one year. Models use output reversion and revert to mean historical portfolio and risk rating specific loss rates on a straight-line basis in the third year of the forecast.
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
Allowance for Credit Losses on Unfunded Loan Commitments
The ACL on unfunded loan commitments provides for potential exposure inherent with funding the unused portion of legal commitments to lend that are not unconditionally cancellable by the Company. Accounting for unfunded loan commitments follows the CECL model. The calculation of the allowance includes the probability of funding to occur and a corresponding estimate of expected lifetime credit losses on amounts assumed to be funded. Loss calculation factors are consistent with the ACL methodology for funded loans using the PD and LGD applied to the underlying borrower risk and facility grades, a draw down factor applied to utilization rates, relevant forecast information, and management’s qualitative factors. The ACL on unfunded credit commitments is included within Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Additional information regarding the ACL on unfunded loan commitments can be found within
Note 22: Commitments and Contingencies.

Foreclosed and Repossessed Assets
Real estate acquired through foreclosure or completion of a deed in lieu of foreclosure and other assets acquired through repossession are recorded at fair value less estimated cost to sell at the date of transfer. Subsequent to the acquisition date, the foreclosed and repossessed assets are carried at the lower of cost or fair value less estimated selling costs and are included within Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. Independent appraisals generally are obtained to substantiate fair value and may be subject to adjustment based upon historical experience or specific geographic trends impacting the property. Upon transfer to OREO, the excess of the loan balance over fair value less cost to sell is charged off against the ACL. Subsequent write-downs in value, maintenance costs as incurred, and gains or losses upon sale are charged to Other expense on the accompanying Consolidated Statements of Income.
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
Repairs and maintenance costs are expensed as incurred, while significant improvements are capitalized. Property and equipment that is actively marketed for sale is reclassified to assets held for disposition. The cost and accumulated depreciation and amortization of property and equipment that is sold, retired, or otherwise disposed of, is eliminated from accounts and any resulting gain or loss is included in Other expense on the accompanying Consolidated Statements of Income. Additional information regarding property and equipment can be found within Note 5: Premises and Equipment.
Operating Leases
The Company determines if an arrangement is a lease at inception by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset for a period of time in exchange for consideration. As lessee, operating leases with a term greater than one year are recognized as lease liabilities and corresponding ROU assets on the lease commencement date. The Company has elected the short-term lease practical expedient; as such, the Company does not to recognize lease liabilities and ROU assets on operating leases with terms of one year or less. An ROU asset is measured based on the present value of the future minimum lease payments, adjusted for any initial direct costs, incentives, or other payments prior to the lease commencement date. A lease liability represents a legal obligation to make lease payments and is measured based on the present value of the future minimum lease payments. The Company utilizes the incremental borrowing rate, which is the rate of interest that would be incurred to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment since the interest rate implicit in the lease contract is typically not readily determinable. Variable lease payments that are dependent on either an index or rate are initially measured using the index or rate at the commencement date and included in the measurement of the lease liability. Renewal options are not included as part of the ROU asset or lease liability unless the renewal option is deemed reasonably certain to be exercised. ROU assets and operating lease liabilities are included in Premises and equipment and Accrued expenses and other liabilities, respectively, on the accompanying Consolidated Balance Sheets.
For real estate leases, lease components and non-lease components are accounted for as a single lease component. For equipment leases, lease components and non-lease components are accounted for separately. Operating lease expense, which is comprised of operating lease costs and variable lease costs, net of sublease income, is amortized on a straight-line basis and reflected as a part of Occupancy or Technology and equipment expense on the accompanying Consolidated Statements of Income. Additional information regarding the Company’s lessee arrangements can be found within Note 6: Leasing.
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
The Company completed a quantitative assessment for its reporting units during its most recent annual impairment review. Based on this quantitative assessment, the Company determined that there was no evidence of impairment to the balance of its goodwill. Additional information regarding goodwill can be found within Note 7: Goodwill and Other Intangible Assets.
Other Intangible Assets
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because they are capable of being sold or exchanged either separately or in combination with a related contract, asset, or liability. Other intangible assets with finite useful lives, such as core deposits and customer relationships, are amortized to non-interest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating that the carrying amount of the asset may not be recoverable. Recognized impairment losses are charged to Other expense on the accompanying Consolidated Statements of Income. Additional information regarding other intangible assets can be found within Note 7: Goodwill and Other Intangible Assets.
Cash Surrender Value of Life Insurance
Bank-owned life insurance represents the cash surrender value of life insurance policies on certain current and former employees of Webster and Sterling, and employees of banks that Webster and Sterling had previously acquired. Cash surrender value increases and decreases are recorded in Non-interest income. Death benefit proceeds in excess of the cash surrender value are recorded in Other income upon the death of the insured.
Revenue From Contracts With Customers
Revenue from contracts with customers comprises non-interest income earned in exchange for services provided to customers and is recognized either when services are completed or as they are rendered. These revenue streams include Deposit service fees, Wealth and investment services, and non-significant portions of Loan and lease related fees and Other income on the accompanying Consolidated Statements of Income. The Company identifies the performance obligations included in its contracts with customers, determines the transaction price, allocates the transaction price to the performance obligations, as applicable, and recognizes revenue when the performance obligations are satisfied. Services provided over a period of time are generally transferred to customers evenly over the term of the contracts, and revenue is recognized evenly over the period the services are provided. On the accompanying Consolidated Balance Sheets, deferred costs to obtain contracts are included in Accrued interest receivable and other assets, and deferred revenue is included in Accrued expenses and other liabilities. Payment terms vary by services offered, and generally the time between the completion of performance obligations and receipt of payment is not significant. Additional information regarding contracts with customers can be found within Note 21: Revenue from Contracts with Customers.
Stock-Based Compensation
The Company maintains a stock compensation plan that provides for the grant of stock options, stock appreciation rights, restricted stock, performance-based stock, and stock units to employees and directors. Share awards are issued from available treasury shares. Stock compensation expense is recognized over the required service vesting period for each award based on the grant date fair value, and is included within Compensation and benefits expense on the accompanying Consolidated Statements of Income. For time-based restricted stock awards and average return on equity performance-based restricted stock awards, fair value is measured using the closing price of Webster common stock at the grant date. For total stockholder return performance-based restricted stock awards, fair value is measured using the Monte Carlo simulation model. Performance-based restricted stock awards ultimately vest in a range from 0% to 150% of the target number of shares under the grant. Compensation expense may be subject to adjustment based on management’s assessment of the Company’s average return on equity performance relative to the target number of shares condition. Stock option awards use the Black-Scholes Option-Pricing Model to measure fair value at the grant date. Forfeiture of stock awards are accounted for as they occur. Excess tax benefits or tax deficiencies result when tax return deductions differ from recognized compensation cost determined using the grant-date fair value approach for financial statement purposes. Dividends are paid on time-based shares upon grant and are non-forfeitable, while dividends are accrued on performance-based awards and are paid with the vested shares when the performance target is met. Additional information regarding share-based compensation can be found within Note 19: Stock-Based Compensation Plans.
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
Uncertain tax positions that meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority based on knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management judgment. The Company recognizes interest and penalties on uncertain tax positions and interest on refundable income taxes as a component of Income tax expense and Other income, respectively, on the accompanying Consolidated Statements of Income. Additional information regarding income taxes can be found within Note 8: Income Taxes.
Earnings per Common Share
Earnings per common share is calculated under the two-class method. Basic earnings per common share is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding, excluding outstanding participating securities, during the pertinent period. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of shares resulting from stock compensation and warrants for common stock using the treasury stock method. The identification of the Company’s participating securities and a reconciliation between the weighted-average common shares used in calculating basic earnings per common share and the weighted-average common shares used in calculating diluted earnings per common share can be found within Note 15: Earnings Per Common Share.
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during the period, except those resulting from transactions with stockholders. Comprehensive income (loss) comprises net income and the after-tax effect changes in the following items: net unrealized gain (loss) on available-for-sale securities, net unrealized gain (loss) on derivative instruments, and net actuarial gain (loss) related to defined benefit pension and other postretirement benefit plans. Comprehensive income (loss) is reported on the accompanying Consolidated Statements of Stockholders’ Equity and the accompanying Consolidated Statements of Comprehensive Income. Income tax effects of these items are released from Comprehensive income (loss) contemporaneously with the related gross pretax amount. Additional information regarding comprehensive income (loss) can be found within
Note 12: Accumulated Other Comprehensive (Loss), Net of Tax.
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
Offsetting Assets and Liabilities. Derivative assets and derivative liabilities with the same counterparty are presented on a net basis in Accrued interest receivable and other assets or Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets when master netting agreements are in place. Cash collateral paid or received for non-exchange cleared transactions are presented net with the associated derivative assets and derivative liabilities. Securities collateral is not offset. Amounts paid to dealers for initial margin are also included in Accrued interest receivable and other assets. Additional information regarding derivatives can be found within Note 16: Derivative Financial Instruments.
Fair Value Measurements
The Company measures many of its assets and liabilities on a fair value basis in accordance with ASC Topic 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is used to measure certain assets and liabilities on a recurring basis when fair value is the primary basis of accounting, and on a non-recurring basis when evaluating assets or liabilities for impairment. Additional information regarding the Company’s policies and methodologies used to measure fair value can be found within Note 17: Fair Value Measurements.
Employee Retirement Benefit Plans
The Company sponsors defined contribution postretirement benefit plans that are established under Section 401(k) of the Internal Revenue Code. Expenses to maintain the plans, as well as employer contributions, are charged to Compensation and benefits on the accompanying Consolidated Statements of Income.
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
Pension contributions are funded in accordance with the requirements of the Employee Retirement Income Security Act. Net periodic benefit cost (income), which is based upon actuarial computations of current and future benefits for eligible employees, are charged to Other expense on the accompanying Consolidated Statements of Income. The funded status of the plans is recorded as an asset when over-funded or a liability when under-funded. Additional information regarding the defined benefit pension and postretirement benefit plans can be found within Note 18: Retirement Benefit Plans.
Accounting Standards Adopted During the Current Year
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
The Company adopted the Update as of December 31, 2025, on a retrospective basis. Refer to the section captioned “Disaggregation of Income Taxes Paid” earlier in this Note 1: Summary of Significant Accounting Policies and Note 8: Income Taxes for the incorporation of such additional income tax disclosure information.

Relevant Accounting Standards Issued But Not Yet Adopted
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
The Update is effective for annual periods beginning after December 15, 2027, including interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments may be applied using either a prospective, modified, or retrospective transition approach. The Company is currently evaluating this guidance to determine the impact on its internal-use software costs capitalization policy and financial statement presentation.
ASU No. 2025-08—Financial Instruments—Credit Losses (Topic 326): Purchased Loans
In November 2025, the FASB issued ASU No. 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the gross‑up approach under CECL beyond PCD assets to include certain purchased seasoned loans. Under the amendments, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned,” as defined in the Update, are considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. The Update also clarifies that any difference between the unpaid principal balance and the grossed-up basis is a non-credit discount or premium, which is to be accreted or amortized into interest income over the term of the loan.
The Update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The amendments are to be applied prospectively. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.
ASU No. 2025-09—Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
In November 2025, the FASB issued ASU No. 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which introduces targeted refinements to simplify and expand hedge accounting. The amendments (i) permit designation of groups of forecasted transactions with similar risk exposure in a cash flow hedge, (ii) provide an optional model for hedging choose‑your‑rate debt instruments to maintain continuity when contractual terms allow index or tenor changes, (iii) allow designation of variable price components of forecasted purchases or sales of nonfinancial items, and (iv) remove the presumption that a derivative instrument that results from combining a written option and any other non-option derivative are automatically a written option. The Update also eliminates presentation mismatches for dual hedge strategies involving foreign‑currency‑denominated debt.
The Update is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The amendments are to be applied prospectively. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

Note 2: Business Developments
SecureSave Acquisition
On December 4, 2025, the Company acquired SecureSave, a financial technology company that partners with employers to offer employees FDIC-insured emergency savings accounts funded through automatic payroll deductions to help budget for unexpected expenses. The acquisition provided the Company with a new source of low-cost deposits with potential for growth, access to SecureSave’s existing client partnerships, and enhanced the Company’s financial wellness offerings.
Prior to the acquisition, the Company had a 17% interest in SecureSave. Upon acquisition, the Company remeasured its previously held equity interest in SecureSave to its acquisition-date fair value of $8.0 million, and recognized an insignificant loss in Other income on the accompanying Consolidated Statement of Income.
The total consideration transferred was $34.9 million, which reflects the purchase price for the remaining 83% of the business, and included cash paid at closing of $26.5 million and contingent consideration with an acquisition-date fair value of $8.4 million. The contingent consideration is payable in cash up to a maximum $35.0 million, based upon the achievement of deposit growth performance targets at three consecutive annual measurement dates beginning December 31, 2026. Additional information regarding the determination of fair value for contingent consideration liabilities can be found within Note 17: Fair Value Measurements.
The acquisition was accounted for as a business combination. The total consideration transferred was preliminarily allocated to $13.5 million of net identifiable assets acquired, measured at fair value, which primarily comprised a $7.6 million core deposit intangible asset and a $1.9 million non-competition agreement intangible asset. The associated core deposit intangible asset is being amortized on an accelerated basis over an estimated useful life of 10 years, which represents the period over which the expected economic benefits are anticipated to be received. The non-competition agreement intangible asset is being amortized on a straight-line basis over an estimated useful life of 3 years. The Company considers its valuations of other intangible assets and, in turn, the related deferred tax impact, to be provisional at December 31, 2025.
The $29.5 million of preliminary goodwill recognized, which represents the future economic benefits arising from acquiring SecureSave primarily due to expected synergies, is not deductible for tax purposes. Information regarding the allocation of goodwill to the Company’s reportable segments can be found within Note 20: Segment Reporting.
United Community Bank HSA Portfolio Acquisition
On November 14, 2025, the Company acquired a portfolio of HSAs from United Community Bank. The transaction was accounted for as an asset acquisition, and the Company received $10.5 million in both cash and deposits on the acquisition date. The Company also paid an 8% deposit premium based on the final settlement of deposits, which resulted in the recognition of an $0.8 million core deposit intangible asset. The associated core deposit intangible asset is being amortized over an estimated useful life of 9 years using a 1.5% declining balance approach. This portfolio acquisition reflects a planned change in custody related to the Company’s acquisition of Bend in 2022. The HSA deposits acquired in the transaction had been previously reflected as assets under administration, which are excluded from the Company’s Consolidated Balance Sheets.
Elements Financial Federal Credit Union HSA Portfolio Acquisition
On October 1, 2025, the Company acquired a portfolio of HSAs from Elements Financial Federal Credit Union. The transaction was accounted for as an asset acquisition, and the Company received $53.9 million in both cash and deposits on the acquisition date. The Company also paid a 12% deposit premium based on $40.9 million of the total deposits settlement, which resulted in the recognition of a $4.9 million core deposit intangible asset. The associated core deposit intangible asset is being amortized over an estimated useful life of 9 years using a 1.5% declining balance approach. This portfolio acquisition reflects a planned change in custody related to the Company’s acquisition of Bend in 2022. The HSA deposits acquired in the transaction had been previously reflected as assets under administration, which are excluded from the Company’s Consolidated Balance Sheets.
Allegacy Federal Credit Union HSA Portfolio Acquisition
On August 29, 2025, the Company acquired a portfolio of HSAs from Allegacy Federal Credit Union. The transaction was accounted for as an asset acquisition, and the Company received $6.2 million in both cash and deposits on the acquisition date. The Company also paid a 12% deposit premium based on the final settlement of deposits, which resulted in the recognition of a $0.7 million core deposit intangible asset. The associated core deposit intangible asset is being amortized over an estimated useful life of 9 years using a 1.5% declining balance approach. This portfolio acquisition reflects a planned change in custody related to the Company’s acquisition of Bend in 2022. The HSA deposits acquired in the transaction had been previously reflected as assets under administration, which are excluded from the Company’s Consolidated Balance Sheets.

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
The Company’s valuations of the assets acquired and liabilities assumed in the Ametros acquisition were considered final as of December 31, 2024. There were no adjustments to fair value estimates recognized during the measurement period. The $228.2 million of goodwill represents future economic benefits arising from acquiring Ametros, primarily due to its strong market position and its assembled workforce, and is not deductible for tax purposes. Information regarding the allocation of goodwill to the Company’s reportable segments can be found within Note 20: Segment Reporting.
The Company incurred $3.1 million of professional and outside services expenses related to the acquisition of Ametros during the first quarter of 2024. The revenue and earnings related to the Ametros business since the acquisition date are included in the Company’s Consolidated Statements of Income for the years ended December 31, 2025, and 2024, and were not material.

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
Joint Venture with Marathon Asset Management
On July 19, 2024, the Company, through its subsidiary, MW Advisor Holding, LLC, entered into an agreement with Marathon Asset Management and formed a private credit joint venture, which is designed to deliver direct lending solutions for sponsor-backed middle market companies across the country.
During the year ended December 31, 2025, the Company identified and sold $247.5 million, in aggregate, of commercial non-mortgage loans comprising the seed portfolio to launch the joint venture’s operations. The transfers each met the requisite criteria to be accounted for as sales in accordance with ASC 860, Transfers and Servicing. The resulting gain on sale of $2.1 million, in aggregate, was included in Other income on the accompanying Consolidated Statements of Income and in Commercial Banking for segment reporting purposes. Upon the identification of the loans to be sold, the $1.3 million difference, in aggregate, between the lower of the amortized cost basis of the loans and their fair value was charged-off and recognized in the Provision for credit losses on the accompanying Consolidated Statements of Income.
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
Per the terms of the securitization agreement, the Company assumed an obligation to reimburse Freddie Mac for any payments made under Freddie Mac’s guarantee of the certificates. The reimbursement obligation covers losses up to 12% of the aggregate UPB of the multi-family loans at the time of sale, and is secured in full by an irrevocable letter of credit issued by the FHLB. Essentially, this reimbursement obligation represents a first credit loss enhancement provided by the Company to Freddie Mac. Based on the credit quality of the multi-family loans at the time of sale, among other factors, the Company estimated the fair value of its reimbursement obligation to be $3.3 million. Including the reimbursement obligation, the transaction resulted in a net gain on sale of $4.4 million. The carrying amount of the reimbursement obligation remained at $3.3 million at both December 31, 2025, and 2024, and is included in Accrued expenses and other liabilities on the Consolidated Balance Sheets. The Company has not yet been required to make any guarantee payments to Freddie Mac.
Until the Company’s obligation to reimburse Freddie Mac for the first 12% of losses is reduced to 25% of the initial amount, it may have the option to exercise certain contingent repurchase rights over the transferred multi-family loans, unless it elects to waive or assign those rights. At both the time of sale, and as of December 31, 2025, the Company does not intend to repurchase any of the multi-family loans.

Payroll Finance Portfolio and Sale of Factored Receivables Portfolio
In March 2024, the Company initiated a plan to actively sell its payroll finance and factored receivables loan portfolios, along with the related customer contracts. This decision was a direct result of the Company’s continuous reassessment of its strategic model in an effort to identify opportunities to improve its core financial products and services. Accordingly, the aggregate $220.2 million balance of the payroll finance and factored receivables loans, at March 31, 2024, was reclassified and transferred from held for investment to held for sale on the accompanying Consolidated Balance Sheets. Upon the transfer, the $5.4 million ACL that was previously recorded against the payroll finance and factored receivables loans was reversed into earnings.
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
In December 2024, after re-evaluating its strategic priorities as part of its annual budgeting and forecasting process, the Company decided to terminate the plan of sale of its payroll finance portfolio and instead hold the loans as an investment for the foreseeable future. Accordingly, the $133.2 million balance of the payroll finance loans, at December 31, 2024, was reclassified and transferred from held for sale to held for investment on the accompanying Consolidated Balance Sheets. Upon the transfer, a $0.3 million ACL was re-established against the payroll finance loans.
Sale of Mortgage Servicing Rights
During the year ended December 31, 2023, the Company committed to and initiated a plan to actively market and sell the majority of its mortgage servicing portfolio. Upon making this determination, the Company treated the related mortgage servicing rights as assets held for disposition and ceased the recognition of any future amortization expense. On February 12, 2024, the Company sold the majority of its mortgage servicing portfolio, which comprised 9,184 individual residential mortgage loans with an aggregate UPB of $1.4 billion. In connection with the sale, the Company received net cash proceeds of $18.4 million and derecognized $6.7 million of mortgage servicing rights. The resulting $11.7 million net gain on sale of mortgage servicing rights is included in Other income on the Consolidated Statements of Income and in Consumer Banking for segment reporting purposes.

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	December 31, 2025
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Government agency debentures	$222,848	$—	$(25,198)	$—	$197,650
Municipal bonds and notes	116,750	—	(7,131)	—	109,619
Agency CMO	26,816	—	(1,960)	—	24,856
Agency MBS	5,125,433	80,370	(148,530)	—	5,057,273
Agency CMBS	3,855,392	9,057	(338,439)	—	3,526,010
CMBS	717,776	1,531	(895)	—	718,412
Corporate debt	350,996	584	(23,435)	—	328,145
Private label MBS	41,087	—	(3,035)	—	38,052
Other	9,880	—	(397)	—	9,483
Total available-for-sale	$10,466,978	$91,542	$(549,020)	$—	$10,009,500

	December 31, 2024
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Government agency debentures	$222,767	$—	$(36,341)	$—	$186,426
Municipal bonds and notes	123,885	2	(13,011)	—	110,876
Agency CMO	32,193	—	(3,150)	—	29,043
Agency MBS	4,760,541	11,654	(252,410)	—	4,519,785
Agency CMBS	3,400,021	84	(365,713)	—	3,034,392
CMBS	630,985	411	(6,008)	—	625,388
Corporate debt	496,087	801	(43,755)	(867)	452,266
Private label MBS	44,081	—	(4,862)	—	39,219
Other	9,855	—	(650)	—	9,205
Total available-for-sale	$9,720,415	$12,952	$(725,900)	$(867)	$9,006,600
(1)Accrued interest receivable on available-for-sale securities of $37.5 million and $35.2 million at December 31, 2025, and 2024, respectively, is excluded from amortized cost and included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Number of Holdings	Fair Value	Gross Unrealized Losses
Government agency debentures	$—	$—	$197,650	$(25,198)	15	$197,650	$(25,198)
Municipal bonds and notes	—	—	108,944	(7,131)	36	108,944	(7,131)
Agency CMO	—	—	24,856	(1,960)	25	24,856	(1,960)
Agency MBS	15,368	(22)	1,197,592	(148,508)	301	1,212,960	(148,530)
Agency CMBS	542,126	(10,939)	2,395,394	(327,500)	184	2,937,520	(338,439)
CMBS	151,663	(362)	72,197	(533)	16	223,860	(895)
Corporate debt	14,948	(52)	297,613	(23,383)	41	312,561	(23,435)
Private label MBS	—	—	38,052	(3,035)	3	38,052	(3,035)
Other	4,994	(6)	4,489	(391)	2	9,483	(397)
Total	$729,099	$(11,381)	$4,336,787	$(537,639)	623	$5,065,886	$(549,020)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Number of Holdings	Fair Value	Gross Unrealized Losses
Government agency debentures	$—	$—	$186,427	$(36,341)	15	$186,427	$(36,341)
Municipal bonds and notes	859	(1)	108,013	(13,010)	57	108,872	(13,011)
Agency CMO	—	—	29,043	(3,150)	28	29,043	(3,150)
Agency MBS	2,624,722	(31,539)	1,246,818	(220,871)	370	3,871,540	(252,410)
Agency CMBS	1,468,615	(32,528)	1,540,263	(333,185)	185	3,008,878	(365,713)
CMBS	—	—	457,423	(6,008)	32	457,423	(6,008)
Corporate debt	—	—	426,805	(43,755)	59	426,805	(43,755)
Private label MBS	—	—	39,219	(4,862)	3	39,219	(4,862)
Other	—	—	9,205	(650)	2	9,205	(650)
Total	$4,094,196	$(64,068)	$4,043,216	$(661,832)	751	$8,137,412	$(725,900)
The $176.9 million decrease in gross unrealized losses of available-for-sale securities from December 31, 2024, to December 31, 2025, is primarily due to lower market interest rates and lower securities’ spreads. The Company assesses each available-for-sale security that is in an unrealized loss position on a quarterly basis to determine whether the decline in fair value below the amortized cost basis is a result of any credit related factors. There was no ACL recorded on available-for-sale securities at December 31, 2025. At December 31, 2024, the ACL on available-for-sale securities was $0.9 million, which related to a single Corporate debt security. Each of the Company’s available-for-sale securities in an unrealized loss position at December 31, 2025, is investment grade, current as to principal and interest, and their price changes are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences.
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
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	December 31, 2025
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$12,514	$12,495
After 1 year through 5 years	269,131	265,399
After 5 years through 10 years	880,536	851,880
After 10 years	9,304,797	8,879,726
Total available-for-sale	$10,466,978	$10,009,500
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
The following table summarizes information related to sales of available-for-sales securities:

	Years ended December 31,
(In thousands)	2025	2024	2023
Proceeds from sales	$14,880	$2,142,462	$789,603

Gross realized gains	$332	$2,240	$—
Gross realized losses (1)	(112)	(141,034)	(37,356)
(1)There were no gross losses realized on sale of available-for-sale securities due to credit related factors for the year ended December 31, 2025. For the years ended December 31, 2024, and 2023, respectively, $2.6 million and $3.8 million of the gross losses realized on sale of available-for-sale securities were due to credit related factors and, therefore, was included in the Provision for credit losses on the accompanying Consolidated Statements of Income. The net amounts presented as a component of non-interest income for the years ended December 31, 2025, 2024, and 2023, respectively, include the portion of any gross losses that were not due to credit related factors.

Other Information
The following table summarizes the carrying value of available-for-sale securities that are pledged for deposits, borrowings, and other purposes:

	December 31,
(In thousands)	2025	2024
Pledged for deposits	$1,779,781	$1,596,378
Pledged for borrowings and other	7,659,722	6,863,183
Total available-for-sale securities pledged	$9,439,503	$8,459,561
Held-to-Maturity
The following tables summarizes the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	December 31, 2025
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$16,791	$—	$(1,071)	$15,720	$—	$16,791
Agency MBS	2,767,869	24,073	(226,089)	2,565,853	—	2,767,869
Agency CMBS	4,295,308	—	(567,040)	3,728,268	—	4,295,308
Municipal bonds and notes	824,734	989	(30,461)	795,262	(97)	824,637
CMBS	64,970	—	(1,490)	63,480	—	64,970
Total held-to-maturity	$7,969,672	$25,062	$(826,151)	$7,168,583	$(97)	$7,969,575

	December 31, 2024
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$19,847	$—	$(1,671)	$18,176	$—	$19,847
Agency MBS	3,109,411	771	(333,039)	2,777,143	—	3,109,411
Agency CMBS	4,357,505	414	(613,914)	3,744,005	—	4,357,505
Municipal bonds and notes	891,909	317	(40,266)	851,960	(171)	891,738
CMBS	65,690	—	(3,851)	61,839	—	65,690
Total held-to-maturity	$8,444,362	$1,502	$(992,741)	$7,453,123	$(171)	$8,444,191
(1)Accrued interest receivable on held-to-maturity securities of $28.1 million and $30.5 million at December 31, 2025, and 2024, respectively, is excluded from amortized cost and is included in accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets.
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
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Years ended December 31,
(In thousands)	2025	2024	2023
Balance, beginning of period	$171	$209	$182
(Benefit) provision for credit losses	(74)	(38)	27
Balance, end of period	$97	$171	$209
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	December 31, 2025
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$10,463	$10,465
After 1 year through 5 years	169,137	164,773
After 5 years through 10 years	273,639	269,539
After 10 years	7,516,433	6,723,806
Total held-to-maturity	$7,969,672	$7,168,583
Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.

Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by S&P, Moody’s, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. At December 31, 2025, and 2024, there were no speculative grade held-to-maturity securities. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	December 31, 2025
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$16,791	$—	$—	$—	$—	$—	$—
Agency MBS	—	2,767,869	—	—	—	—	—	—
Agency CMBS	—	4,295,308	—	—	—	—	—	—
Municipal bonds and notes	298,666	153,187	234,269	112,482	9,539	4,165	—	12,426
CMBS	64,970	—	—	—	—	—	—	—
Total held-to-maturity	$363,636	$7,233,155	$234,269	$112,482	$9,539	$4,165	$—	$12,426

	December 31, 2024
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	A3	Not Rated
Agency CMO	$—	$19,847	$—	$—	$—	$—	$—	$—
Agency MBS	—	3,109,411	—	—	—	—	—	—
Agency CMBS	—	4,357,505	—	—	—	—	—	—
Municipal bonds and notes	341,187	158,327	230,986	128,692	13,761	—	4,165	14,791
CMBS	65,690	—	—	—	—	—	—	—
Total held-to-maturity	$406,877	$7,645,090	$230,986	$128,692	$13,761	$—	$4,165	$14,791

At December 31, 2025, and 2024, there were no held-to-maturity securities past due under the terms of their agreements or in non-accrual status.
Other Information
The following table summarizes the carrying value of held-to-maturity securities that are pledged for deposits, borrowings, and other purposes:

	December 31,
(In thousands)	2025	2024
Pledged for deposits	$1,926,373	$1,978,445
Pledged for borrowings and other	5,934,352	6,258,828
Total held-to-maturity securities pledged	$7,860,725	$8,237,273

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

	December 31,
(In thousands)	2025	2024
Commercial non-mortgage	$20,405,237	$18,037,942
Asset-based	1,231,231	1,404,007
Commercial real estate	15,326,007	14,492,436
Multi-family	7,008,839	6,898,600
Equipment financing	1,258,882	1,235,016
Commercial portfolio	45,230,196	42,068,001
Residential	9,599,577	8,853,669
Home equity	1,370,513	1,427,692
Other consumer	396,824	155,806
Consumer portfolio	11,366,914	10,437,167
Loans and leases	$56,597,110	$52,505,168
The carrying amount of loans and leases at December 31, 2025, and 2024, includes net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs, in aggregate, of $16.3 million and $(1.8) million, respectively. Accrued interest receivable of $282.5 million and $265.0 million at December 31, 2025, and 2024, respectively, is excluded from the carrying amount of loans and leases and included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. At December 31, 2025, the Company had pledged $17.2 billion and $7.2 billion of eligible loans as collateral to support borrowing capacity at the FHLB of Boston and FRB of New York, respectively.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	December 31, 2025
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$12,397	$1,547	$—	$165,378	$179,322	$20,225,915	$20,405,237
Asset-based	—	—	—	66,844	66,844	1,164,387	1,231,231
Commercial real estate	23,702	838	—	182,968	207,508	15,118,499	15,326,007
Multi-family	476	—	—	41,095	41,571	6,967,268	7,008,839
Equipment financing	2,279	256	—	8,340	10,875	1,248,007	1,258,882
Commercial portfolio	38,854	2,641	—	464,625	506,120	44,724,076	45,230,196
Residential	12,163	3,074	—	18,187	33,424	9,566,153	9,599,577
Home equity	5,602	2,126	—	16,743	24,471	1,346,042	1,370,513
Other consumer	1,370	830	—	859	3,059	393,765	396,824
Consumer portfolio	19,135	6,030	—	35,789	60,954	11,305,960	11,366,914
Total	$57,989	$8,671	$—	$500,414	$567,074	$56,030,036	$56,597,110

	December 31, 2024
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$3,949	$3,318	$—	$248,078	$255,345	$17,782,597	$18,037,942
Asset-based	—	21,997	—	20,787	42,784	1,361,223	1,404,007
Commercial real estate	22,115	558	—	120,151	142,824	14,349,612	14,492,436
Multi-family	2,508	26,377	—	18,043	46,928	6,851,672	6,898,600
Equipment financing	6,096	3,300	—	19,367	28,763	1,206,253	1,235,016
Commercial portfolio	34,668	55,550	—	426,426	516,644	41,551,357	42,068,001
Residential	9,595	4,604	—	12,750	26,949	8,826,720	8,853,669
Home equity	6,273	2,381	—	21,425	30,079	1,397,613	1,427,692
Other consumer	349	162	—	124	635	155,171	155,806
Consumer portfolio	16,217	7,147	—	34,299	57,663	10,379,504	10,437,167
Total	$50,885	$62,697	$—	$460,725	$574,307	$51,930,861	$52,505,168
(1)At December 31, 2024, there were $32.7 million of commercial loans that had reached their contractual maturity but were actively in the process of being refinanced with the Company. Due to the status of these refinancings, these commercial loans have been reported as current in the table above. In January 2025, all of such commercial loans were approved and refinanced.
The following table provides additional information on non-accrual loans and leases:

	December 31,
	2025		2024
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$165,378	$52,284	$248,078	$50,943
Asset-based	66,844	774	20,787	1,080
Commercial real estate	182,968	53,385	120,151	26,666
Multi-family	41,095	31,873	18,043	17,953
Equipment financing	8,340	181	19,367	1,809
Commercial portfolio	464,625	138,497	426,426	98,451
Residential	18,187	8,284	12,750	6,923
Home equity	16,743	8,688	21,425	12,225
Other consumer	859	—	124	3
Consumer portfolio	35,789	16,972	34,299	19,151
Total	$500,414	$155,469	$460,725	$117,602
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	Years ended December 31,
	2025			2024			2023
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$635,871	$53,695	$689,566	$577,663	$58,074	$635,737	$533,125	$61,616	$594,741
Adoption of ASU No. 2022-02	—	—	—	—	—	—	7,704	(1,831)	5,873
Provision (benefit)	171,757	37,291	209,048	225,599	(4,856)	220,743	138,057	5,152	143,209
Charge-offs	(181,764)	(7,526)	(189,290)	(171,460)	(5,010)	(176,470)	(104,509)	(12,703)	(117,212)
Recoveries	5,513	4,574	10,087	4,069	5,487	9,556	3,286	5,840	9,126
Balance, end of period (1)	$631,377	$88,034	$719,411	$635,871	$53,695	$689,566	$577,663	$58,074	$635,737
Individually evaluated for credit losses	79,196	799	79,995	68,013	693	68,706	43,559	4,635	48,194
Collectively evaluated for credit losses	$552,181	$87,235	$639,416	$567,858	$53,002	$620,860	$534,104	$53,439	$587,543
(1)The $29.8 million increase in the ACL on loans and leases from December 31, 2024, to December 31, 2025, is primarily due to additional reserves resulting from changes in the macroeconomic forecast, economic uncertainty, and loan growth, partially offset by net charge-offs, improvements in risk rating migration, and changes in commercial portfolio mix.

Concentrations of Credit Risk
Concentrations of credit risk may exist when a number of borrowers are engaged in similar activities, or activities in the same geographic region, and have similar economic characteristics that would cause them to be similarly impacted by changes in economic or other conditions. Concentrations of credit risk are controlled and monitored as part of the Company’s credit policies and procedures. The Company is a regional financial services holding company in the Northeast U.S. with a commercial concentration primarily in five geographic markets: New York City, Other New York Counties, Connecticut, New Jersey, and Massachusetts; and secondarily in the Southeast and Other states. At December 31, 2025, and 2024, the Company’s concentration of credit risk associated with commercial real estate and multi-family loans, in aggregate, represented 39.5% and 40.7% of total loans and leases, respectively. At December 31, 2025, and 2024, the Company’s concentration of credit risk associated with commercial non-mortage loans represented 36.0% and 34.4% of total loans and leases, respectively.
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

The following tables summarize the amortized cost basis of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$3,378,004	$2,340,865	$1,463,952	$1,857,656	$853,239	$1,420,790	$7,929,719	$19,244,225
Special mention	4,213	46,657	50,332	181,775	32,948	15,264	38,883	370,072
Substandard	67,353	33,646	144,627	219,885	88,312	42,874	194,220	790,917
Doubtful	—	—	—	—	1	22	—	23
Total commercial non-mortgage	3,449,570	2,421,168	1,658,911	2,259,316	974,500	1,478,950	8,162,822	20,405,237
Current period gross write-offs	6,716	3,550	7,817	13,774	721	17,166	26,157	75,901
Asset-based:
Risk rating:
Pass	10,550	199	2,320	—	—	15,901	1,036,960	1,065,930
Special mention	—	—	7,063	—	—	—	8,069	15,132
Substandard	1,445	—	3,898	—	—	4,833	139,993	150,169
Total asset-based	11,995	199	13,281	—	—	20,734	1,185,022	1,231,231
Current period gross write-offs	—	—	—	—	—	—	37,870	37,870
Commercial real estate:
Risk rating:
Pass	3,462,637	2,091,777	2,092,674	2,337,376	1,105,105	3,268,858	273,252	14,631,679
Special mention	—	—	16,834	75,651	—	29,401	—	121,886
Substandard	—	3,240	168,356	93,572	100,957	206,317	—	572,442
Total commercial real estate	3,462,637	2,095,017	2,277,864	2,506,599	1,206,062	3,504,576	273,252	15,326,007
Current period gross write-offs	—	—	31,057	256	1,283	27,514	—	60,110
Multi-family:
Risk rating:
Pass	736,744	691,180	1,193,933	1,370,368	810,954	1,988,941	—	6,792,120
Special mention	—	—	—	—	3,865	68,742	—	72,607
Substandard	—	—	11,915	26,377	38,819	67,001	—	144,112
Total multi-family	736,744	691,180	1,205,848	1,396,745	853,638	2,124,684	—	7,008,839
Current period gross write-offs	—	—	—	—	—	990	—	990
Equipment financing:
Risk rating:
Pass	454,313	305,538	141,372	120,382	59,566	96,161	—	1,177,332
Special mention	4,931	5,700	2,573	2,430	1,087	1,663	—	18,384
Substandard	3,145	696	17,898	24,897	9,501	7,029	—	63,166
Total equipment financing	462,389	311,934	161,843	147,709	70,154	104,853	—	1,258,882
Current period gross write-offs	—	—	1,356	4,614	174	749	—	6,893
Total commercial portfolio	8,123,335	5,519,498	5,317,747	6,310,369	3,104,354	7,233,797	9,621,096	45,230,196
Current period gross write-offs	$6,716	$3,550	$40,230	$18,644	$2,178	$46,419	$64,027	$181,764

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$2,917,048	$1,916,905	$2,818,720	$1,100,575	$562,252	$1,211,312	$6,325,637	$16,852,449
Special mention	31,587	66,770	156,555	51,055	30,669	4,203	44,017	384,856
Substandard	56,307	125,735	237,362	92,134	16,466	63,998	208,608	800,610
Doubtful	—	—	—	1	—	25	1	27
Total commercial non-mortgage	3,004,942	2,109,410	3,212,637	1,243,765	609,387	1,279,538	6,578,263	18,037,942
Current period gross write-offs	—	11,894	45,308	10,668	3,842	3,385	15,169	90,266
Asset-based:
Risk rating:
Pass	1,250	11,684	—	—	—	20,255	1,132,901	1,166,090
Special mention	—	—	—	—	—	5,226	90,372	95,598
Substandard	—	2,562	—	—	—	1,239	138,518	142,319
Total asset-based	1,250	14,246	—	—	—	26,720	1,361,791	1,404,007
Current period gross write-offs	—	—	—	—	—	—	6,091	6,091
Commercial real estate:
Risk rating:
Pass	1,867,468	2,334,965	3,186,098	1,462,814	944,367	3,465,817	197,998	13,459,527
Special mention	—	12,809	175,252	37,307	37,469	64,483	—	327,320
Substandard	—	131,108	69,829	121,139	112,582	262,079	8,852	705,589
Total commercial real estate	1,867,468	2,478,882	3,431,179	1,621,260	1,094,418	3,792,379	206,850	14,492,436
Current period gross write-offs	—	854	1,244	1,579	15,477	22,674	—	41,828
Multi-family:
Risk rating:
Pass	582,363	1,394,855	1,314,395	862,273	245,802	2,179,207	16,991	6,595,886
Special mention	—	14,365	93,396	18,790	70,908	8,588	—	206,047
Substandard	—	—	16,761	27,102	26,720	26,084	—	96,667
Total multi-family	582,363	1,409,220	1,424,552	908,165	343,430	2,213,879	16,991	6,898,600
Current period gross write-offs	—	—	—	4,955	6,264	11,678	—	22,897
Equipment financing:
Risk rating:
Pass	382,783	242,440	207,081	126,399	83,838	124,910	—	1,167,451
Special mention	1,298	231	—	55	—	—	—	1,584
Substandard	572	16,228	18,341	16,970	5,514	8,356	—	65,981
Total equipment financing	384,653	258,899	225,422	143,424	89,352	133,266	—	1,235,016
Current period gross write-offs	—	5,146	1,705	52	—	3,475	—	10,378
Total commercial portfolio	5,840,676	6,270,657	8,293,790	3,916,614	2,136,587	7,445,782	8,163,895	42,068,001
Current period gross write-offs	$—	$17,894	$48,257	$17,254	$25,583	$41,212	$21,260	$171,460

The following tables summarize the amortized cost basis of consumer loans by FICO score and origination year:

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$517,482	$551,613	$272,249	$918,256	$1,045,573	$1,258,654	$—	$4,563,827
740-799	687,120	419,019	212,246	480,885	598,172	748,825	—	3,146,267
670-739	185,620	118,104	84,332	294,954	241,266	604,881	—	1,529,157
580-669	16,852	19,346	23,602	51,886	45,714	100,593	—	257,993
579 and below	648	2,377	3,952	21,911	21,966	51,479	—	102,333
Total residential	1,407,722	1,110,459	596,381	1,767,892	1,952,691	2,764,432	—	9,599,577
Current period gross write-offs	—	—	—	—	—	135	—	135
Home equity:
Risk rating:
800+	11,847	8,896	23,146	22,811	29,498	65,401	348,961	510,560
740-799	15,932	11,658	16,149	16,523	19,123	35,861	317,846	433,092
670-739	10,811	9,786	10,120	9,351	11,025	27,662	217,924	296,679
580-669	1,682	1,522	2,850	2,731	2,941	9,607	68,953	90,286
579 and below	77	499	1,662	2,287	908	4,543	29,920	39,896
Total home equity	40,349	32,361	53,927	53,703	63,495	143,074	983,604	1,370,513
Current period gross write-offs	—	50	—	1	—	38	175	264
Other consumer:
Risk rating:
800+	11,131	4,799	254	74	1,677	171	16,597	34,703
740-799	88,171	46,222	368	145	30	136	3,273	138,345
670-739	133,564	68,381	282	231	130	133	14,439	217,160
580-669	2,651	1,962	74	60	27	59	1,136	5,969
579 and below	34	36	65	53	19	2	438	647
Total other consumer	235,551	121,400	1,043	563	1,883	501	35,883	396,824
Current period gross write-offs	3,325	3,591	19	10	7	7	168	7,127
Total consumer portfolio	1,683,622	1,264,220	651,351	1,822,158	2,018,069	2,908,007	1,019,487	11,366,914
Current period gross write-offs	$3,325	$3,641	$19	$11	$7	$180	$343	$7,526

	December 31, 2024
(In thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$312,771	$299,006	$909,109	$1,097,807	$433,950	$956,478	$—	$4,009,121
740-799	649,118	258,699	567,545	656,599	235,749	623,989	—	2,991,699
670-739	172,886	123,354	317,373	271,247	80,318	550,252	—	1,515,430
580-669	16,643	13,382	55,507	35,292	16,738	109,240	—	246,802
579 and below	237	2,680	12,617	21,387	3,791	49,905	—	90,617
Total residential	1,151,655	697,121	1,862,151	2,082,332	770,546	2,289,864	—	8,853,669
Current period gross write-offs	—	—	—	—	—	147	—	147
Home equity:
Risk rating:
800+	12,313	25,226	23,512	32,695	22,705	53,844	365,741	536,036
740-799	12,238	21,831	20,718	23,517	10,861	33,703	330,691	453,559
670-739	11,416	14,298	12,732	13,074	6,242	28,638	224,449	310,849
580-669	1,755	2,570	1,685	2,172	754	9,471	67,745	86,152
579 and below	58	799	2,401	726	429	4,254	32,429	41,096
Total home equity	37,780	64,724	61,048	72,184	40,991	129,910	1,021,055	1,427,692
Current period gross write-offs	—	—	—	—	2	444	351	797
Other consumer:
Risk rating:
800+	4,920	312	218	1,765	50	284	31,549	39,098
740-799	45,001	721	301	165	124	266	3,550	50,128
670-739	57,952	432	372	313	220	188	3,349	62,826
580-669	1,417	116	105	69	25	81	1,150	2,963
579 and below	29	93	63	28	9	—	569	791
Total other consumer	109,319	1,674	1,059	2,340	428	819	40,167	155,806
Current period gross write-offs	3,467	17	34	20	113	193	222	4,066
Total consumer portfolio	1,298,754	763,519	1,924,258	2,156,856	811,965	2,420,593	1,061,222	10,437,167
Current period gross write-offs	$3,467	$17	$34	$20	$115	$784	$573	$5,010

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
At December 31, 2025, and 2024, the carrying amount of collateral dependent loans was $308.3 million and $139.5 million, respectively, for commercial loans and leases, and $28.1 million and $29.1 million, respectively, for consumer loans. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. At December 31, 2025, and 2024, the aggregate collateral value associated with collateral dependent loans and leases was $364.3 million and $200.1 million, respectively.
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
The following tables summarize the amortized cost basis at December 31, 2025, 2024, and 2023, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	Year ended December 31, 2025
				Combination
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	Interest Rate Reduction & Payment Delay	Term Extension, Interest Rate Reduction, & Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$137,722	$49,427	$597	$18,599	$55	$66	$206,466	1.0%
Asset-based	—	29,939	16,500	—	—	—	—	46,439	3.8
Commercial real estate	—	115,829	2,275	71,958	—	—	199	190,261	1.2
Multi-family	2,042	19,186	23,117	—	—	—	—	44,345	0.6
Equipment financing	32	6,062	7	—	152	—	—	6,253	0.5
Residential	—	418	—	1,834	—	—	—	2,252	—
Home equity	—	599	—	215	—	—	—	814	0.1
Total (1)	$2,074	$309,755	$91,326	$74,604	$18,751	$55	$265	$496,830	0.9%

	Year ended December 31, 2024
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$9	$189,026	$34,642	$886	$224,563	1.2%
Asset-based	—	24,112	—	—	24,112	1.7
Commercial real estate	—	122,088	1,347	8,112	131,547	0.9
Equipment financing	—	289	—	—	289	—
Residential	618	141	—	890	1,649	—
Home equity	275	337	—	309	921	0.1
Total (1)	$902	$335,993	$35,989	$10,197	$383,081	0.7%

	Year ended December 31, 2023
				Combination
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	Interest Rate Reduction & Payment Delay	Term Extension, Interest Rate Reduction, & Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$96,895	$5,858	$1,062	$28,860	$35	$425	$133,135	0.8%
Asset-based	—	45,042	—	—	—	—	—	45,042	2.9
Commercial real estate	—	3,090	174	17,107	511	—	—	20,882	0.2
Equipment financing	—	357	1,284	—	—	—	—	1,641	0.1
Residential	—	186	804	136	—	—	—	1,126	—
Home equity	62	76	—	513	—	—	—	651	—
Total (1)	$62	$145,646	$8,120	$18,818	$29,371	$35	$425	$202,477	0.4%
(1)The total amortized cost excludes accrued interest receivable of $2.7 million, $0.9 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Year ended December 31, 2025
Financial Effect (1)
Interest Rate Reduction:
Multi-family	Reduced weighted average interest rate by 2.0%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.3 years
Asset-based	Extended term by a weighted average of 0.7 years
Commercial real estate	Extended term by a weighted average of 0.5 years
Multi-family	Extended term by a weighted average of 2.2 years
Equipment financing	Extended term by a weighted average of 1.5 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 0.8 years
Asset-based	Provided payment deferrals for a weighted average of 0.3 years
Commercial real estate	Provided payment deferrals for a weighted average of 0.3 years
Multi-family	Provided payment deferrals for a weighted average of 0.8 years
Combination - Term Extension & Interest Rate Reduction:
Commercial real estate	Extended term by a weighted average of 1.6 years and reduced weighted average interest rate by 2.3%
Residential	Extended term by a weighted average of 1.6 years and reduced weighted average interest rate by 4.0%
Combination - Term Extension & Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 0.4 years and provided payment deferrals for a weighted average of 0.5 years

Year ended December 31, 2024
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 0.8 years
Asset-based	Extended term by a weighted average of 2.9 years
Commercial real estate	Extended term by a weighted average of 1.4 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 0.5 years
Commercial real estate	Provided payment deferrals for a weighted average of 0.3 years to be received at contractual maturity
Combination - Term Extension & Interest Rate Reduction:
Commercial real estate	Extended term by a weighted average of 0.3 years and reduced weighted average interest rate by 2.0%
(1)Certain disclosures related to financial effects of 2025 and 2024 modifications do not include those deemed to be immaterial.

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

The Company closely monitors the performance of loans that are modified with borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables summarize the aging of loans that had been modified during the years ended December 31, 2025, 2024, and 2023:

	December 31, 2025
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$144,004	$386	$—	$—	$62,076	$206,466
Asset-based	29,939	—	—	—	16,500	46,439
Commercial real estate	144,715	—	—	—	45,546	190,261
Multi-family	40,249	—	—	—	4,096	44,345
Equipment financing	5,437	—	—	—	816	6,253
Residential	1,623	—	—	—	629	2,252
Home equity	39	—	—	—	775	814
Total	$366,006	$386	$—	$—	$130,438	$496,830

	December 31, 2024
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$64,081	$986	$—	$—	$159,498	$224,565
Asset-based	24,112	—	—	—	—	24,112
Commercial real estate	100,594	—	—	—	30,953	131,547
Equipment financing	313	21	—	—	—	334
Residential	1,426	—	—	—	223	1,649
Home equity	319	—	—	—	602	921
Total	$190,845	$1,007	$—	$—	$191,276	$383,128

	December 31, 2023
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$107,852	$—	$—	$—	$25,283	$133,135
Asset-based	45,042	—	—	—	—	45,042
Commercial real estate	20,708	—	—	—	174	20,882
Equipment financing	1,284	—	—	—	357	1,641
Residential	990	—	—	—	136	1,126
Home equity	547	—	—	—	104	651
Total	$176,423	$—	$—	$—	$26,054	$202,477
There were $3.9 million of commercial non-mortgage loans and $16.5 million of asset-based loans that had been modified in the form of term extensions and payment delays, respectively, with borrowers experiencing financial difficulty during the year ended December 31, 2025, and that had a subsequent payment default in 2025. The $3.9 million of modified commercial non-mortgage loans were re-modified again in the form of term extensions as of December 31, 2025.
There were $17.8 million of commercial non-mortgage loans that had been modified in the form of term extensions with borrowers experiencing financial difficulty during the year ended December 31, 2024, and that had a subsequent payment default in 2024. These loans were re-modified again in the form of term extensions as of December 31, 2024.
Loans that had been modified with borrowers experiencing financial difficulty during the year ended December 31, 2023, and that had a subsequent payment default in 2023, were not significant.
For the purpose of this disclosure, a payment default is defined as 90 or more days past due. Non-accrual loans that are modified to borrowers experiencing financial difficulty remain on non-accrual status until the borrower has demonstrated performance under the modified terms. Commitments to lend additional funds to borrowers experiencing financial difficulty whose loans had been modified were not significant.

Note 5: Premises and Equipment
The following table summarizes the components of premises and equipment:

	December 31,
(In thousands)	2025	2024
Land	$73,442	$73,442
Buildings and improvements	105,163	102,062
Leasehold improvements	75,970	74,288
Furniture, fixtures, and equipment	68,611	64,651
Data processing equipment and software	118,750	103,811
Property and equipment	441,936	418,254
Less: Accumulated depreciation and amortization	(186,573)	(175,118)
Property and equipment, net	255,363	243,136
ROU lease assets, net	176,672	163,827
Premises and equipment, net	$432,035	$406,963
Depreciation and amortization of property and equipment was $37.0 million, $35.4 million, and $34.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in both Occupancy and Technology and equipment expense on the accompanying Consolidated Statements of Income.
The Company recognized $0.3 million, $1.7 million, and $4.6 million in losses on disposals of property and equipment for the years ended December 31, 2025, 2024, and 2023, respectively, which primarily pertained to construction in progress as a result of the Company’s decision to stop further project development and the retirement of internal use software.
Additional information regarding ROU lease assets, net can be found within Note 6: Leasing.
Property and Equipment Held for Sale
Assets held for disposition are included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. At December 31, 2025, and 2024, the carrying amount of assets held for disposition, which was comprised entirely of returned finance lease equipment, was $1.8 million and $5.1 million, respectively.
When finance lease equipment is returned to the Company, either at the end of the lease term or through repossession, and management’s intent is to sell the equipment, the asset is reclassified from Loans and leases to assets held for disposition and recorded at the lower of cost or fair value, less estimated costs to sell. During the years ended December 31, 2025, 2024, and 2023, returned finance lease equipment of $3.2 million, $5.6 million, and $5.1 million, respectively, was transferred to assets held for disposition and experienced subsequent write-downs of $1.0 million, $0.3 million, and $0.1 million, respectively, prior to sale. For sales of such equipment that occurred during the years ended December 31, 2025, 2024, and 2023, the Company received cash proceeds of $4.3 million, $4.4 million, and $2.7 million, respectively, and recognized (losses) gains on sale of $(1.2) million, $0.4 million, and $1.1 million, respectively.
During the year ended December 31, 2024, the Company arranged and sold its Manchester, Connecticut property, which was comprised of land, buildings, and improvements, and had a net carrying value of $0.7 million. The Company received cash proceeds of $1.6 million and recognized a gain on sale of $0.9 million.
In addition, during the year ended December 31, 2024, the Company arranged and sold its Yonkers, New York, property, which was comprised of land, buildings, and improvements. Upon making the determination to sell, the Company recognized a $0.4 million write-down and then transferred the property to assets held for disposition at its fair market value of $0.8 million less estimated costs to sell of $0.1 million. The Company received cash proceeds of $0.7 million and recognized an insignificant gain on sale.
During the year ended December 31, 2023, the Company sold its New Britain, Connecticut, property, which was comprised of land, buildings, and improvements, and had a fair market value of $4.8 million. The Company received cash proceeds of $4.1 million and recognized a loss on sale of $0.7 million.

Note 6: Leasing
Lessor Arrangements
The Company leases certain types of machinery and equipment to its customers through sales-type and direct financing leases as part of its equipment financing portfolio. These leases generally have remaining lease terms of one to ten years, some of which include renewal options and/or options for the lessee to purchase the asset near or at the end of the lease term. The Company recognized interest income from its sales-type and direct financing lessor activities of $23.2 million, $19.3 million, and $18.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company does not have any significant operating leases in which it is the lessor. Additional information regarding the Company’s equipment financing portfolio can be found within Note 4: Loans and Leases.
The following table summarizes the components of the Company’s net investment in its sales-type and direct financing leases:

	December 31,
(In thousands)	2025	2024
Lease receivables	$482,274	$394,489
Unguaranteed residual values (1)	65,452	63,014
Total net investment	$547,726	$457,503
(1)The Company performs quarterly reviews of residual values associated with its equipment finance leasing portfolio considering factors such as the subject equipment, structure of the transaction, industry, prior experience with the lessee, and other factors that may impact the residual value to assess for impairment.
The following table reconciles undiscounted future lease payments to the total sales-type and direct financing leases’ net investment:

(In thousands)	December 31, 2025
2026	$168,284
2027	119,080
2028	109,704
2029	70,740
2030	42,181
Thereafter	111,104
Total lease payments receivable	621,093
Present value adjustment	(73,367)
Total net investment	$547,726
Lessee Arrangements
The Company enters into operating leases in the normal course of business, primarily for office space, banking centers, and other operational activities. These leases generally have remaining lease terms of one to ten years. The Company does not have any finance leases in which it is the lessee, nor any significant sub-lease arrangements.
The following table summarizes the Company’s ROU lease assets and operating lease liabilities:

		December 31,
(In thousands)	Consolidated Balance Sheet Line Item	2025	2024
ROU lease assets, net	Premises and equipment, net	$176,672	$163,827
Operating lease liabilities	Accrued expenses and other liabilities	202,742	193,188

The following table summarizes the components of operating lease expense and other relevant information:

	Years ended December 31,
(Dollars in thousands)	2025	2024	2023
Lease Cost:
Operating lease cost	$37,430	$36,235	$33,880
Variable lease cost	6,970	4,880	4,617
Sublease income	(745)	(909)	(223)
Total operating lease expense	$43,655	$40,206	$38,274

Other Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$40,937	$36,080	$37,615
ROU lease assets obtained in exchange for operating lease liabilities (1)	42,611	10,444	22,989
Weighted-average remaining lease term (in years)	7.41	7.08	7.46
Weighted-average discount rate	3.86%	3.20%	2.96%
(1)Excludes $0.5 million of ROU lease assets acquired from Ametros for the year ended December 31, 2024.
The following table reconciles undiscounted future lease payments to total operating lease liabilities:

(In thousands)	December 31, 2025
2026	$36,360
2027	37,005
2028	35,087
2029	30,784
2030	24,235
Thereafter	75,419
Total operating lease payments	238,890
Present value adjustment	(36,148)
Total operating lease liabilities	$202,742

Note 7: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

	December 31,
(In thousands)	2025	2024
Balance, beginning of period	$2,868,068	$2,631,465
SecureSave acquisition	29,454	—
Ametros acquisition (1)	—	236,603
Balance, end of period	$2,897,522	$2,868,068
(1)Reflects the $228.2 million of goodwill recorded in connection with the Ametros acquisition in January 2024, and $8.4 million of other adjustments.
Information regarding goodwill by reportable segment can be found within Note 20: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	December 31,
	2025			2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits (1)	$342,875	$98,483	$244,392	$328,837	$76,795	$252,042
Customer relationships (2)	120,855	59,255	61,600	122,063	47,186	74,877
Non-competition agreements (3)	5,880	2,400	3,480	4,000	1,600	2,400
Trade name	6,100	2,338	3,762	6,100	1,118	4,982
Total other intangible assets	$475,710	$162,476	$313,234	$461,000	$126,699	$334,301
(1)The increase in the gross carrying amount of Core deposits is attributed to the acquisition of SecureSave and the acquisition of HSA portfolios from United Community Bank, Elements Financial Federal Credit Union, Allegacy Federal Credit Union, as previously discussed in Note 2: Business Developments.
(2)The decrease in the gross carrying amount of Customer relationships is attributed to the write-off of a single Bend customer relationship in connection with the immaterial sale of a related off-balance sheet HSA portfolio in November 2025. At the time of sale, the customer relationship had a net carrying amount of $0.7 million, reflecting a $1.2 million gross carrying amount, net of $0.5 million in accumulated amortization.
(3)The increase in the gross carrying amount of Non-competition agreements is attributed to the acquisition of SecureSave, as previously discussed in Note 2: Business Developments.
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	December 31, 2025
2026	$36,985
2027	35,578
2028	32,414
2029	29,938
2030	28,997
Thereafter	149,322

Note 8: Income Taxes
Income tax expense reflects the following expense (benefit) components:

	Years ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$154,714	$171,913	$219,548
State and local	55,045	58,204	50,750
Total current	209,759	230,117	270,298
Deferred:
Federal	45,537	(14,464)	(43,615)
State and local	2,051	32,647	(10,019)
Total deferred	47,588	18,183	(53,634)

Total federal	200,251	157,449	175,933
Total state and local	57,096	90,851	40,731
Income tax expense	$257,347	$248,300	$216,664
The deferred federal expense in 2025 reflects the effects of accelerated deductions the Company plans to take on its 2025 federal tax return as afforded by the One Big Beautiful Bill Act. Deferred SALT expense was not impacted by those deductions to any significant degree, while deferred SALT expense in 2025 does include a $5.5 million benefit from operating loss carryforwards. The Company’s total deferred tax expense in 2024 included $29..4 million related to an increase in its valuation allowance for its SALT DTAs attributable to operating loss carryforwards.
The following table reflects a reconciliation of reported income tax expense to the amount that would result from applying the federal statutory rate of 21.0%:

	Years ended December 31,
	2025		2024		2023
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$264,631	21.0%	$213,572	21.0%	$227,746	21.0%
Reconciliation to reported income tax expense:
SALT expense, net of federal (1)	45,906	3.6	64,798	6.4	28,603	2.7
Tax credits:
LIHTCs and related benefits, net of amortization	(16,804)	(1.3)	(17,376)	(1.7)	(7,070)	(0.7)
Other	(597)	(0.1)	(1,237)	(0.1)	(824)	(0.1)
Changes in valuation allowances	(1,378)	(0.1)	1,378	0.1	(368)	—
Nontaxable or Nondeductible items:
Tax-exempt interest, net	(44,369)	(3.5)	(31,500)	(3.1)	(44,473)	(4.1)
Non-deductible FDIC deposit insurance premiums	12,878	1.0	12,305	1.2	10,693	1.0
Other	(2,952)	(0.2)	(4,156)	(0.4)	(938)	(0.1)
Changes in unrecognized tax benefits (2)	(894)	(0.1)	3,635	0.4	4,466	0.4
Other, net	926	0.1	6,881	0.6	(1,171)	(0.1)
Income tax expense and effective tax rate	$257,347	20.4%	$248,300	24.4%	$216,664	20.0%
(1)The majority (greater than 50 percent) of the tax effect in this category is comprised of New York State, along with Massachusetts in 2025, Connecticut in 2024, and New York City in 2023.
(2)Changes in unrecognized tax benefits include interest and penalties.

The following table reflects the significant components of DTAs, net:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
ACL on loans and leases	$195,913	$187,348
Net operating loss and credit carry forwards	73,180	74,363
Compensation and employee benefit plans	58,649	50,880
Lease liabilities under operating leases	54,989	52,397
Net unrealized loss on available-for-sale securities	124,044	193,309
Other	36,155	71,008
Gross deferred tax assets	542,930	629,305
Valuation allowance	(56,816)	(64,422)
Total deferred tax assets, net of valuation allowance	$486,114	$564,883
Deferred tax liabilities:
ROU assets under operating leases	$47,918	$44,434
Equipment financing leases	84,337	54,990
Goodwill and other intangible assets	96,029	102,042
Purchase accounting and fair value adjustments	16,170	10,359
Other	45,920	36,202
Gross deferred tax liabilities	290,374	248,027
Deferred tax assets, net	$195,740	$316,856
The Company’s net DTAs decreased by $121.1 million during 2025, reflecting primarily the $47.6 million deferred tax expense and a $76.5 million expense allocated directly to AOCL, partially offset by a $3.8 million net DTA recognized as part of purchase accounting adjustments related to the acquisition of SecureSave.
The valuation allowance of $56.8 million at December 31, 2025, is attributable to SALT net operating loss and credit carryforwards, as compared to $64.4 million at December 31, 2024, which was comprised of $62.7 million attributable to SALT net operating loss and credit carryforwards and $1.7 million of capital loss carryforwards. The $7.6 million decrease in the valuation allowance during 2025 primarily reflects a $7.3 million expiration of net operating loss carryforwards for which a valuation allowance existed at December 31, 2024.
SALT net operating loss carryforwards of approximately $1.1 billion and SALT credit carryforwards of $1.1 million at December 31, 2025, have varying carryforward periods. The vast majority of the SALT net operating loss and credit carryforwards are scheduled to expire during the years 2026 through 2032. Federal net operating loss carryforwards of approximately $31.3 million and federal credit carryforwards of $0.5 million at December 31, 2025, related to the Bend and SecureSave acquisitions are subject to annual limitations on utilization, with the net operating losses able to be carried forward indefinitely and the credits scheduled to expire in varying amounts between 2038 and 2045. The valuation allowance reflects approximately $1.0 billion of those SALT net operating loss carryforwards and $0.5 million of the SALT credit carryforwards that are estimated to expire unused.
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
DTLs of $63.2 million at both December 31, 2025, and 2024, have not been recognized for certain thrift bad-debt reserves, established before 1988, that would become taxable upon the occurrence of certain events: distributions by the Bank in excess of certain earnings and profits; the redemption of the Bank’s stock; or liquidation. The Company does not expect any of those events to occur.

The following table reflects a reconciliation of the beginning and ending balances of UTBs:

	Years ended December 31,
(In thousands)	2025	2024	2023
Beginning balance	$13,766	$13,836	$9,875
Additions as a result of tax positions taken during the current year	305	493	359
Additions as a result of tax positions taken during prior years	3,430	7,447	4,255
Reductions as a result of tax positions taken during prior years	(3,626)	(5,651)	—
Reductions relating to settlements with taxing authorities	(2,553)	(1,997)	—
Reductions as a result of lapse of statute of limitation periods	(894)	(362)	(653)
Ending balance	$10,428	$13,766	$13,836
At December 31, 2025, 2024, and 2023, there were $8.9 million, $11.6 million, and $12.4 million, respectively, of UTBs that if recognized would affect the effective tax rate.
The Company recognizes interest and penalties related to UTBs, where applicable, in income tax expense. The Company recognized a benefit of $1.6 million during the year ended December 31, 2025, and expenses of $3.1 million, and $1.8 million during the years ended December 31, 2024, and 2023, respectively. At December 31, 2025, and 2024, the Company had accrued interest and penalties related to UTBs of $5.3 million and $6.9 million, respectively.
The Company’s federal tax returns for years subsequent to 2021 remain open to examination, except for the carryback of a Sterling 2019 net operating loss under the CARES Act in 2020 to tax years 2014 and 2016, which is currently under audit by the Internal Revenue Service. The Company's tax returns filed in its other principal tax jurisdictions of Connecticut, New York State, New York City, Massachusetts and New Jersey, are either under or remain open to examination for varying years subsequent to 2016, 2018, or 2021.

Note 9: Deposits
The following table summarizes deposits by type:

	December 31,
(In thousands)	2025	2024
Non-interest-bearing:
Demand	$10,082,854	$10,316,501
Interest-bearing:
Checking	10,760,496	9,834,790
Health savings accounts	9,184,452	8,951,031
Money market	23,196,747	20,433,250
Savings	6,964,946	6,982,554
Time deposits	8,570,318	8,234,954
Total interest-bearing	58,676,959	54,436,579
Total deposits	$68,759,813	$64,753,080

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$3,134,894	$3,181,298
Aggregate amount of time deposit accounts that exceeded the FDIC limit (2)	1,494,626	1,407,077
Deposit overdrafts reclassified as loan balances	6,674	7,146
(1)Excludes money market deposits received through interSYNC of $9.3 billion at December 31, 2025, and $7.3 billion at December 31, 2024.
(2)Excludes an aggregate amount of time deposit accounts that were at the FDIC limit of $10.5 million at December 31, 2025, and $16.8 million at December 31, 2024.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	December 31, 2025
2026	$8,464,468
2027	45,728
2028	20,414
2029	15,797
2030	23,664
Thereafter	247
Total time deposits	$8,570,318

Note 10: Borrowings
Securities Sold Under Agreements to Repurchase and Federal Funds Purchased
The following table summarizes securities sold under agreements to repurchase and federal funds purchased:

	December 31,
	2025		2024
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$596,738	3.32%	$344,168	2.98%
Securities sold under agreements to repurchase and federal funds purchased (2)	$596,738	3.32%	$344,168	2.98%
(1)Securities sold under agreements to repurchase have an original maturity date of one year or less for the periods presented.
(2)There were no outstanding federal funds purchased at December 31, 2025, and 2024.
The Company’s repurchase agreement counterparties are limited to primary dealers in government securities and commercial and municipal customers through the Corporate Treasury function. The Company has the right of offset with respect to repurchase agreement assets and liabilities with the same counterparty when master netting agreements are in place. Securities sold under agreements to repurchase are presented as gross transactions at December 31, 2025, and 2024, since only liabilities are outstanding. Agency MBS securities, which had an aggregate carrying value of $625.3 million and $358.4 million at December 31, 2025, and 2024, respectively, are pledged to secure repurchase agreements. These Agency MBS securities are subject to changes in market value and, therefore, the Company may increase or decrease the level of securities pledged as collateral based upon movements in market value.
The following tables represent the offsetting of repurchase agreements that are subject to master netting agreements:

	December 31, 2025
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial position

(In thousands)				Financial Instruments (1)	Cash Collateral Pledged	Net Amount
Repurchase agreements	$494,420	$—	$494,420	$494,420	$—	$—

	December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial position

(In thousands)				Financial Instruments (1)	Cash Collateral Pledged	Net Amount
Repurchase agreements	$209,961	$—	$209,961	$209,961	$—	$—
(1)Amounts disclosed are limited to the balance of securities sold under agreements to repurchase reported on the accompanying Consolidated Balance Sheets that are subject to master netting agreements and, accordingly, exclude excess collateral pledged. At December 31, 2025 and 2024, Agency MBS with a carrying amount of $520.1 million and $220.6 million, respectively, were pledged as collateral against such securities sold under agreements to repurchase, resulting in an excess collateral positions of $25.6 million and $10.6 million, respectively.

FHLB Advances
The following table summarizes information for FHLB advances:

	December 31,
	2025		2024
(Dollars in thousands)	Total Outstanding	Weighted-Average Contractual Coupon Rate	Total Outstanding	Weighted-Average Contractual Coupon Rate
Maturing within 1 year	$2,970,000	3.44%	$2,100,000	4.50%
After 1 but within 2 years	201	—	—	—
After 2 but within 3 years	201	2.75	218	—
After 3 but within 4 years	615	1.75	215	2.75
After 4 but within 5 years	3,669	1.25	642	1.75
After 5 years	6,032	2.16	9,033	2.02
Total FHLB advances	$2,980,718	3.44%	$2,110,108	4.49%

Aggregate market value of assets pledged as collateral	$16,331,016		$16,581,133
Remaining borrowing capacity at FHLB	7,882,187		8,670,348
The Bank may borrow up to a discounted amount of eligible loans and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential, multi-family, and commercial real estate loans, home equity lines of credit, Agency MBS, and Agency CMO. The Bank was in compliance with its FHLB collateral requirements at both December 31, 2025, and 2024.
Long-term Debt
The following table summarizes long-term debt:

	December 31,
(In thousands)	2025	2024
2029 senior notes (1)	$317,398	$322,751
2029 subordinated notes	—	274,000
2030 subordinated notes	—	225,000
2035 subordinated notes	350,000	—
2033 junior subordinated notes	77,320	77,320
Total senior and subordinated debt	744,718	899,071
Discount on 2029 senior notes	(323)	(423)
Debt issuance cost on 2029 senior notes	(869)	(1,137)
Premium on 2029 subordinated notes	—	4,435
Premium on 2030 subordinated notes	—	7,239
Discount on 2035 subordinated notes	(2,545)	—
Debt issuance cost on 2035 subordinated notes	(1,527)	—
Long-term debt (2)	$739,454	$909,185
(1)The Company de-designated its fair value hedging relationship on these senior notes in 2020. A basis adjustment of $17.4 million and $22.8 million at December 31, 2025, and 2024, respectively, is included in the carrying value and is being amortized over the remaining life of the senior notes.
(2)The classification of debt as long-term is based on the initial terms of greater than one year as of the date of issuance.
2029 Senior Notes. On March 25, 2019, the Company issued $300.0 million in aggregate principal amount of 4.100% fixed-rate senior notes due on March 25, 2029 (the “2029 senior notes”). The 2029 senior notes are not convertible or exchangeable, and interest is payable semi-annually in arrears on March 25 and September 25 of each year. Prior to December 25, 2028, the 2029 senior notes may be redeemed by the Company at any time, in whole or in part, at a price equal to the greater of (i) the total principal amount to be redeemed and (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon, exclusive of interest accrued to the redemption date, discounted to the redemption date on a semi-annual basis at the Treasury rate plus 25 basis points, plus in any case any accrued and unpaid interest thereon, but excluding the redemption date. On or after December 25, 2028, the 2029 senior notes may be redeemed by the Company at any time, in whole or in part, at a redemption price equal to the total principal amount to be redeemed plus any accrued and unpaid interest thereon to, but excluding, the redemption date.

2029 Subordinated Notes. The Company assumed $274.0 million in aggregate principal amount of 4.000% fixed-to-floating rate subordinated notes due on December 30, 2029 (the “2029 subordinated notes”), in connection with the Sterling merger in 2022. The 2029 subordinated notes were issued by Sterling on December 16, 2019, and were not convertible or exchangeable. Prior to December 30, 2024, the interest rate was fixed at 4.000% and payable semi-annually in arrears on June 30 and December 30 of each year. Beginning on December 30, 2024, through the earlier of maturity or redemption, the 2029 subordinated notes bore interest at a floating rate per annum equal to three-month term SOFR plus 253 basis points, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year, commencing on March 30, 2025. The interest rate on the 2029 subordinated notes yielded 6.840% on December 31, 2024. The 2029 subordinated notes were eligible to be redeemed by the Company, in whole or in part, on any interest payment date after December 30, 2024, at a price equal to the total principal amount plus any accrued and unpaid interest thereon to, but excluding the redemption date, or upon the occurrence of certain specified events.
The Company exercised its option to redeem the 2029 subordinated notes and, on December 30, 2025, repaid the outstanding $274.0 million principal balance due, plus any accrued and unpaid interest thereon, recognizing a $3.6 million gain upon debt extinguishment.
2030 Subordinated Notes. The Company assumed $225.0 million in aggregate principal amount of 3.875% fixed-to-floating rate subordinated notes due on November 1, 2030 (the “2030 subordinated notes”), in connection with the Sterling merger in 2022. The 2030 subordinated notes were issued by Sterling on October 30, 2020, and were not convertible or exchangeable. Prior to November 1, 2025, the interest rate was fixed at 3.875% and payable semi-annually in arrears on May 1 and November 1 of each year. Beginning on November 1, 2025, through the earlier of maturity or redemption, the 2030 subordinated notes bore interest at a floating rate per annum equal to three-month term SOFR plus 369 basis points, payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on February 1, 2026. The 2030 subordinated notes were eligible to be redeemed by the Company, in whole or in part, on November 1, 2025, or any interest payment date thereafter, at a price equal to the total principal amount plus any accrued and unpaid interest thereon to, but excluding the redemption date, or upon the occurrence of certain specified events.
The Company exercised its option to redeem the 2030 subordinated notes and, on November 3, 2025, the next business day following the November 1, 2025 call date, repaid the outstanding $225.0 million principal balance due, plus any accrued and unpaid interest thereon, recognizing a $6.2 million gain upon debt extinguishment.
2035 Subordinated Notes. On September 11, 2025, the Company issued $350.0 million in aggregate principal amount of 5.784% fixed-rate reset subordinated notes due on September 11, 2035 (the “2035 subordinated notes”). The 2035 subordinated notes are not convertible or exchangeable, and interest is payable semi-annually in arrears on March 11 and September 11 of each year. Prior to September 11, 2030, the interest rate is fixed at 5.784%. On and after September 30, 2030, through the earlier of maturity or redemption, the 2035 subordinated notes will bear interest at a rate per annum equal to the U.S. Treasury Rate for a five-year maturity plus 212.5 basis points. The 2035 subordinated notes may be redeemed by the Company (i) in whole, but not in part, on September 11, 2030, (ii) in whole or in part, at any time or from time to time, on or after June 11, 2035, and (iii) upon the occurrence of certain events, in each case at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.
2033 Junior Subordinated Notes. On September 17, 2003, the Company issued $77.3 million in aggregate principal amount of floating-rate junior subordinated notes due September 17, 2033 (the “2033 junior subordinated notes”). The 2033 junior subordinated notes are held in Webster Statutory Trust I, a statutory business trust which was created for the purpose of issuing trust preferred securities. Additional information regarding the Webster Statutory Trust I can be found in Note 14: Variable Interest Entities. The 2033 junior subordinated notes are not convertible or exchangeable, and interest is payable quarterly in arrears on March 17, June 17, September 17, and December 17 of each year. The interest rate on the 2033 junior subordinated notes varies quarterly based on 3-month SOFR plus a credit spread adjustment plus a market spread of 2.95%, which yielded 6.92% and 7.56% at December 31, 2025, and 2024, respectively. Prior to February 3, 2026, the Company was able to redeem its 2033 junior subordinated notes quarterly, in whole or in part, at a price equal to the total principal amount to be redeemed plus any accrued and unpaid interest thereon to the redemption date. However, in accordance with the Transaction Agreement with Banco Santander, effective as of February 3, 2026, the Company is restricted from redeeming any of its outstanding debt through the completion of the Transaction.

Note 11: Stockholders’ Equity
The following table summarizes the changes in shares of preferred and common stock issued and common stock held as treasury shares:

	Preferred Stock Series F Issued	Preferred Stock Series G Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2022	6,000	135,000	182,778,045	8,770,472	174,007,573
Stock compensation plan activity (1)	—	—	—	(605,684)	605,684
Stock options exercised	—	—	—	(75,848)	75,848
Common stock repurchase program	—	—	—	2,667,149	(2,667,149)
Balance at December 31, 2023	6,000	135,000	182,778,045	10,756,089	172,021,956
Stock compensation plan activity (1)	—	—	—	(768,737)	768,737
Stock options exercised	—	—	—	(8,858)	8,858
Common stock repurchase program	—	—	—	1,408,426	(1,408,426)
Balance at December 31, 2024	6,000	135,000	182,778,045	11,386,920	171,391,125
Stock compensation plan activity (1)	—	—	—	(756,353)	756,353
Stock options exercised	—	—	—	(2,114)	2,114
Common stock repurchase program	—	—	—	10,933,584	(10,933,584)
Balance at December 31, 2025	6,000	135,000	182,778,045	21,562,037	161,216,008
(1)Reflects (i) common shares issued from Treasury stock for time-based restricted stock award grants, net of forfeitures, and the vesting of performance-based restricted stock awards of 1,158,855, 1,130,061, and 921,413, in aggregate, for the years ended December 31, 2025, 2024, and 2023, respectively; less (ii) common shares acquired outside of the Company’s common stock repurchase program related to stock compensation plan activity of 402,502, 361,324, and 315,729 during the years ended December 31, 2025, 2024, and 2023, respectively.
Common Stock Repurchase Program
The Company maintains a common stock repurchase program, which was approved by the Board on October 24, 2017, that permits management to repurchase shares of Webster common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. On April 30, 2025, the Board increased the Company’s authority to repurchase shares of Webster common stock under the repurchase program by $700.0 million. During the year ended December 31, 2025, the Company repurchased 10,933,584 shares under the repurchase program at a weighted-average price of $54.30 per share, totaling $593.7 million. At December 31, 2025, the Company’s remaining purchase authority was $334.3 million.
In accordance with the Transaction Agreement with Banco Santander, the Company paused repurchases under its stock repurchase program through the completion of the Transaction.
Series F Preferred Stock
On December 12, 2017, the Company closed on a public offering of 6,000,000 depositary shares, each representing 1/1000th ownership interest in a share of 5.25% Series F Non-Cumulative Preferred Perpetual Stock, par value $0.01 per share, with a liquidation preference equal to $25,000 per share (the “Series F Preferred Stock”). The Series F Preferred Stock ranks on parity with the Series G Preferred Stock and senior to Webster common stock, with respect to the payment of dividends and distributions upon the liquidation, dissolution, or winding-up of the Company.
Dividends on the Series F Preferred Stock are non-cumulative and are not mandatory. If declared by the Board, or a duly authorized committee thereof, the Company will pay dividends quarterly in arrears on the fifteenth day of each March, June, September, and December, at a rate equal to 5.25% of the $25,000 per share liquidation amount per annum. If a dividend on the Series F Preferred Stock is not declared in respect of a dividend period, a dividend will not accrue and the Company has no obligation to pay any dividend for that period, regardless as to whether a dividend is declared for a future period on the Series F Preferred Stock or any other series of Webster preferred stock. The terms of the Series F Preferred Stock prohibit the Company from declaring or paying any cash dividends on Webster common stock, and from repurchasing, redeeming, or otherwise acquiring Webster common stock or any other series of Webster preferred stock to which it ranks on parity with, unless dividends have been declared and paid in full on the Series F Preferred Stock for the most recent dividend period.
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

Series G Preferred Stock
On January 31, 2022, in connection with the Sterling merger, the Company registered and issued 5,400,000 depositary shares, each representing 1/40th interest in a share of 6.50% Series G Non-Cumulative Preferred Perpetual Stock, par value $0.01 per share, with a liquidation preference equal to $1,000 per share (the “Series G Preferred Stock”). The Series G Preferred Stock ranks on parity with the Series F Preferred Stock and senior to Webster common stock, with respect to the payment of dividends and distributions upon the liquidation, dissolution, or winding-up of the Company.
Dividends on the Series G Preferred Stock are non-cumulative and are not mandatory. If declared by the Board, or a duly authorized committee thereof, the Company will pay dividends quarterly in arrears on the fifteenth day of each
January, April, July, and October, at a rate equal to 6.50% of the $1,000 per share liquidation amount per annum. If a dividend on the Series G Preferred Stock is not declared in respect of a dividend period, a dividend will not accrue and the Company has no obligation to pay any dividend for that period, regardless as to whether a dividend is declared for a future period on the Series G Preferred Stock or any other series of Webster preferred stock. The terms of the Series G Preferred Stock prohibit the Company from declaring or paying any cash dividends on Webster common stock, and from repurchasing, redeeming or otherwise acquiring Webster common stock or any other series of Webster preferred stock to which it ranks on parity with, unless dividends have been declared and paid in full on the Series G Preferred Stock for the most recent dividend period.
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
Preferred Stock Redemptions
Prior to February 3, 2026, the Company was able to redeem either the Series F Preferred Stock or the Series G Preferred Stock at its option, in whole or in part, subject to the approval of Federal Reserve, on any dividend payment date, or in whole but not in part, upon the occurrence of a regulatory capital treatment event, at a redemption price equal to the liquidation preference plus any declared and unpaid dividends, without accumulation of any undeclared dividends. However, in accordance with the Transaction Agreement with Banco Santander, effective as of February 3, 2026, the Company is restricted from redeeming any of its equity securities through the completion of the Transaction.

Note 12: Accumulated Other Comprehensive (Loss), Net of Tax
The following table summarizes the changes in each component of accumulated other comprehensive (loss), net of the related tax impact:

(In thousands)	Investment Securities Available- for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance at December 31, 2022	$(631,160)	$(8,874)	$(44,926)	$(684,960)
Other comprehensive income (loss) before reclassifications	90,654	(4,883)	11,794	97,565
Amounts reclassified from accumulated other comprehensive (loss)	23,056	10,888	2,880	36,824
Other comprehensive income, net of tax	113,710	6,005	14,674	134,389
Balance at December 31, 2023	(517,450)	(2,869)	(30,252)	(550,571)
Other comprehensive (loss) income before reclassifications	(106,447)	(37,446)	2,397	(141,496)
Amounts reclassified from accumulated other comprehensive (loss)	103,579	30,715	1,390	135,684
Other comprehensive (loss) income, net of tax	(2,868)	(6,731)	3,787	(5,812)
Balance at December 31, 2024	(520,318)	(9,600)	(26,465)	(556,383)
Other comprehensive income before reclassifications	186,590	5,902	4,885	197,377
Amounts reclassified from accumulated other comprehensive (loss)	(385)	7,439	1,108	8,162
Other comprehensive income, net of tax	186,205	13,341	5,993	205,539
Balance at December 31, 2025	$(334,113)	$3,741	$(20,472)	$(350,844)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss):

	Years ended December 31,
Accumulated Other Comprehensive (Loss) Components	2025	2024	2023	Associated Line Item on the Consolidated Statements Of Income
(In thousands)
Investment securities available-for-sale:
Net gains (losses) (1)	$528	$(141,418)	$(31,533)	Non-interest income (2)
Tax (expense) benefit	(143)	37,839	8,477	Income tax expense
Net of tax	$385	$(103,579)	$(23,056)
Derivative financial instruments:
Interest payments (3)	$(10,207)	$(41,472)	$(12,279)	Interest and fees on loans and leases
Hedge terminations	$—	$(34)	$(310)	Long-term debt interest expense
Time-value premiums	—	(533)	(2,349)	Interest and fees on loans and leases
Tax benefit	2,768	11,324	4,050	Income tax expense
Net of tax	$(7,439)	$(30,715)	$(10,888)
Defined benefit pension and other postretirement benefit plans:
Transition obligation	$2	$—	$—	Other expense
Net actuarial (losses)	(1,522)	(1,907)	(2,083)	Other expense
Other	—	—	(1,869)	Other expense
Tax benefit	412	517	1,072	Income tax expense
Net of tax	$(1,108)	$(1,390)	$(2,880)
(1)Reclassification adjustments for net unrealized gains (losses) on investment securities available-for-sale that were sold are determined by reference to the unrealized gain or loss reported in the month prior to sale.
(2)Gains and losses realized on sales of investment securities available-for-sale are generally included as a component of non-interest income on the accompanying Consolidated Statements of Income unless any portion or all of the loss is due to credit related factors, in which the amount is then included in the Provision for credit losses. Additional information regarding the presentation of gains and losses realized on sales of investment securities available-for-sale for the years ended December 31, 2025, 2024, and 2023, respectively, can be found within Note 3: Investment Securities.
(3)Over the next 12 months, an estimated $(4.1) million related to cash flow hedge gain or loss will be reclassified from AOCL, increasing Interest and fees on loans and leases as hedge interest payments are made.

The following tables summarize each component of other comprehensive income (loss) and the related tax effects:

	Year ended December 31, 2025
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Investment securities available-for-sale:
Net unrealized gain arising during the year	$255,998	$(69,408)	$186,590
Reclassification adjustment for net realized (gains) included in net income	(528)	143	(385)
Total investment securities available-for-sale	255,470	(69,265)	186,205
Derivative financial instruments:
Net unrealized gain arising during the year	8,099	(2,197)	5,902
Reclassification adjustment for net realized losses included in net income	10,207	(2,768)	7,439
Total derivative financial instruments	18,306	(4,965)	13,341
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during the year	6,703	(1,818)	4,885
Reclassification adjustment for amortization of transition obligation and amortization of net actuarial loss included in net income	1,520	(412)	1,108
Total defined benefit pension and other postretirement benefit plans	8,223	(2,230)	5,993
Other comprehensive income, net of tax	$281,999	$(76,460)	$205,539

	Year ended December 31, 2024
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Investment securities available-for-sale:
Net unrealized (losses) arising during the year	$(145,673)	$39,226	$(106,447)
Reclassification adjustment for net realized losses included in net income	141,418	(37,839)	103,579
Total investment securities available-for-sale	(4,255)	1,387	(2,868)
Derivative financial instruments:
Net unrealized (losses) arising during the year	(51,383)	13,937	(37,446)
Reclassification adjustment for net realized losses included in net income	42,039	(11,324)	30,715
Total derivative financial instruments	(9,344)	2,613	(6,731)
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during the year	3,290	(893)	2,397
Reclassification adjustment for actuarial net loss amortization included in net income	1,907	(517)	1,390
Total defined benefit pension and other postretirement benefit plans	5,197	(1,410)	3,787
Other comprehensive (loss), net of tax	$(8,402)	$2,590	$(5,812)

	Year ended December 31, 2023
(In thousands)	Amount Before Tax	Tax Benefit (Expense)	Amount Net of Tax
Investment securities available-for-sale:
Net unrealized gains arising during the year	$124,233	$(33,579)	$90,654
Reclassification adjustment for net realized losses included in net income	31,533	(8,477)	23,056
Total investment securities available-for-sale	155,766	(42,056)	113,710
Derivative financial instruments:
Net unrealized (losses) arising during the year	(6,701)	1,818	(4,883)
Reclassification adjustment for net realized losses included in net income	14,938	(4,050)	10,888
Total derivative financial instruments	8,237	(2,232)	6,005
Defined benefit pension and other postretirement benefit plans:
Net actuarial gain arising during the year	16,183	(4,389)	11,794
Reclassification adjustment for actuarial net loss amortization and other included in net income	3,952	(1,072)	2,880
Total defined benefit pension and other postretirement benefit plans	20,135	(5,461)	14,674
Other comprehensive income, net of tax	$184,138	$(49,749)	$134,389

Note 13: Regulatory Capital and Restrictions
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
Quantitative measures established by Basel III to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of CET1 Risk-Based Capital, Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Ratio, as defined in the regulations. CET1 capital consists of common stockholders’ equity, less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. At the time of initial adoption of the Basel III Capital Rules, the Company had elected to opt-out of the requirement to include certain components of AOCI in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes qualifying subordinated debt and the permissible portion of the ACL.
At December 31, 2025, and 2024, both the Company and the Bank were classified as “well-capitalized.”
The following table provides information on the regulatory capital ratios for the Company and the Bank:

	December 31, 2025
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,441,440	11.20%	$2,588,039	4.5%	$3,738,279	6.5%
Tier 1 Risk-Based Capital	6,725,419	11.69	3,450,719	6.0	4,600,959	8.0
Total Risk-Based Capital	7,861,688	13.67	4,600,959	8.0	5,751,199	10.0
Tier 1 Leverage Ratio	6,725,419	8.33	3,230,039	4.0	4,037,549	5.0
Webster Bank
CET1 Risk-Based Capital	$7,007,352	12.19%	$2,586,346	4.5%	$3,735,833	6.5%
Tier 1 Risk-Based Capital	7,007,352	12.19	3,448,461	6.0	4,597,948	8.0
Total Risk-Based Capital	7,720,373	13.43	4,597,948	8.0	5,747,435	10.0
Tier 1 Leverage Ratio	7,007,352	8.69	3,226,561	4.0	4,033,202	5.0

	December 31, 2024
	Actual (1)		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,318,876	11.54%	$2,464,542	4.5%	$3,559,895	6.5%
Tier 1 Risk-Based Capital	6,602,855	12.06	3,286,057	6.0	4,381,409	8.0
Total Risk-Based Capital	7,800,717	14.24	4,381,409	8.0	5,476,761	10.0
Tier 1 Leverage Ratio	6,602,855	8.70	3,034,369	4.0	3,792,961	5.0
Webster Bank
CET1 Risk-Based Capital	$6,847,474	12.53%	$2,460,031	4.5%	$3,553,378	6.5%
Tier 1 Risk-Based Capital	6,847,474	12.53	3,280,042	6.0	4,373,389	8.0
Total Risk-Based Capital	7,512,143	13.74	4,373,389	8.0	5,466,736	10.0
Tier 1 Leverage Ratio	6,847,474	9.04	3,031,190	4.0	3,788,988	5.0
(1)In accordance with regulatory capital rules, the Company elected to delay the estimated impact of the adoption of CECL on its regulatory capital over a two-year deferral period, which ended on January 1, 2022, and a subsequent three-year transition period, which ended on December 31, 2024. During the three-year transition period, regulatory capital ratios phased out the aggregate amount of the regulatory capital benefit provided from the delayed CECL adoption in the initial two years. For 2024, the Company was allowed 25%, of the regulatory capital benefit as of December 31, 2021. Full absorption occurred in 2025.

Dividend Restrictions
The Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed net income for that year combined with undistributed net income for the preceding two years. During the years ended December 31, 2025, and 2024, the Bank paid the Company $900.0 million and $600.0 million in dividends, respectively, for which no express approval from the OCC was required.
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

Note 14: Variable Interest Entities
The Company has an investment interest in the following entities that each meet the definition of a VIE. Information regarding the consolidation of VIEs can be found within Note 1: Summary of Significant Accounting Policies.
Consolidated
Rabbi Trusts. The Company had established a Rabbi Trust to meet its obligations due under the Webster Bank Deferred Compensation Plan for Directors and Officers. The funding of this Rabbi Trust and the discontinuation of the Webster Bank Deferred Compensation Plan for Directors and Officers occurred during 2012. In 2025, the Company amended the Rabbi Trust that had been established for the Webster Bank Deferred Compensation Plan for Directors and Officers to also cover the funding of its obligations due under the Webster Bank Deferred Director Fee Plan. Further, in connection with the merger with Sterling in 2022, the Company acquired assets held in separate Rabbi Trusts that had been respectively established to fund obligations due under the Greater New York Savings Bank Directors’ Retirement Plan and the Sterling National Bank Nonqualified Deferred Compensation Plan (renamed as the Webster Bank Nonqualified Deferred Compensation Plan).
The Company is considered the primary beneficiary of these Rabbi Trusts as it has the power to direct the activities that most significantly impact their economic performance and it has the obligation to absorb losses and/or the right to receive benefits that could potentially be significant. The Rabbi Trusts’ assets are included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets. Investment earnings and any changes in fair value, as applicable, are included in Other income on the accompanying Consolidated Statements of Income. Additional information regarding the Rabbi Trusts’ investments can be found within Note 17: Fair Value Measurements.
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
The following table summarizes the Company’s LIHTC investments and related unfunded commitments:

	December 31,
(In thousands)	2025	2024
Gross investment in LIHTC investments	$1,605,955	$1,439,461
Accumulated amortization	(337,375)	(222,101)
Net investment in LIHTC investments	$1,268,580	$1,217,360

Unfunded commitments for LIHTC investments	$634,092	$720,890
During the years ended December 31, 2025, 2024, and 2023, the Company was approved to commit $166.5 million, $304.3 million, and $334.9 million respectively, to fund LIHTC investments.
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
The following table summarizes the amount of income tax credits, other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, which are recognized as a component of income tax expense on the accompanying Consolidated Statements of Income:

	Years ended December 31,
(In thousands)	2025	2024	2023
Income tax credits and other income tax benefits from LIHTC investments	$(142,347)	$(107,851)	$(90,093)
Investment amortization from LIHTC investments	115,274	80,902	71,775
Income tax credits and other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, are included as a component of operating activities on the accompanying Consolidated Statements of Cash Flows.

Webster Statutory Trust I. The Company owns all the outstanding common stock of Webster Statutory Trust I, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The Company is not the primary beneficiary of Webster Statutory Trust I. The only assets of Webster Statutory Trust I are junior subordinated debentures that are issued by the Company, which were acquired using the proceeds from the issuance of trust preferred securities and common stock. The junior subordinated debentures are included in Long-term debt on the accompanying Consolidated Balance Sheets, and the related interest expense is included in Long-term debt on the accompanying Consolidated Statements of Income. Additional information regarding these junior subordinated debentures can be found within Note 10: Borrowings.
Multi-family Securitization Trusts. As previously discussed in Note 2: Business Developments, the Company completed a multi-family securitization in 2024. The Company has determined that it is not the primary beneficiary of the multi-family securitization trusts since it does not have the power to direct the activities that would have the most significant impact on their economic performance. The Company’s maximum exposure related to the multi-family securitization trusts is $36.4 million, which represents its obligation to Freddie Mac to guarantee losses up to 12% of the aggregate UPB of the loans at the time of sale. The obligation is secured in full by an irrevocable letter of credit issued by the FHLB.
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
The carrying value of the Company’s investment in MW Advisor, LLC and Marathon Direct Lending SLP, LLC, which is included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets, was not significant at December 31, 2025, and 2024, and its maximum exposure to loss is equal to the carrying value plus contractual obligations to provide capital contributions in the future, which also is not significant.
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a VIE, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company’s other non-marketable investments was $271.1 million and $216.5 million at December 31, 2025, and 2024, respectively, which is included in Accrued interest receivable and other assets on the accompanying Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $401.2 million and $332.8 million, respectively. Additional information regarding other non-marketable investments can be found within Note 17: Fair Value Measurements.

Note 15: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Years ended December 31,
(In thousands, except per share data)	2025	2024	2023
Net income	$1,002,802	$768,707	$867,840
Less: Preferred stock dividends	16,650	16,650	16,650
Income allocated to participating securities	11,291	7,981	7,922
Net income applicable to common stockholders	$974,861	$744,076	$843,268

Weighted-average common shares outstanding - basic	164,842	169,820	171,775
Add: Effect of dilutive stock options and restricted stock	364	372	108
Weighted-average common shares - diluted	165,206	170,192	171,883

Earnings per common share - basic	$5.91	$4.38	$4.91
Earnings per common share - diluted	5.90	4.37	4.91
Earnings per common share is calculated under the two-class method in which all earnings, distributed and undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends. The Company may provide for the grant of stock options, stock appreciation rights, restricted stock, performance-based stock, and stock units to eligible employees and directors under its stock incentive plan. Holders of restricted stock are entitled to receive non-forfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities.
Potential common shares from performance-based restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive under the treasury stock method were zero, zero, and 204,945 for the years ended December 31, 2025, 2024, and 2023, respectively. Additional information regarding the issuance of stock awards under the Company’s stock incentive plan can be found within Note 19: Stock-Based Compensation Plans.

Note 16: Derivative Financial Instruments
Derivative Positions and Offsetting
Derivatives Designated in Hedge Relationships. Interest rate swaps allow the Company to change the fixed or variable nature of an interest rate without the exchange of the underlying notional amount. Certain pay fixed/receive variable interest rate swaps are designated as cash flow hedges to effectively convert variable-rate debt into fixed-rate debt, whereas certain receive fixed/pay variable interest rate swaps are designated as fair value hedges to effectively convert fixed-rate debt into variable-rate debt. Certain purchased options are also designated as cash flow hedges, allowing the Company to limit the potential adverse impact of variable interest rates by establishing a cap rate or floor rate in exchange for an upfront premium. The purchased options designated as cash flow hedges represent interest rate caps where payment is received from the counterparty if interest rates rise above the cap rate, and interest rate floors where payment is received from the counterparty when interest rates fall below the floor rate. The maximum length of time over which forecasted transactions are hedged is 2.1 years.
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
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	December 31, 2025
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated in hedge relationships:
Interest rate derivatives (1)	$4,500,000	$6,258	$500,000	$403
Not designated in hedge relationships:
Interest rate derivatives (1)	9,989,160	223,685	9,989,160	222,794
Mortgage banking derivatives	4,032	67	—	—
Other (2)	412,075	191	1,014,621	517
Total not designated as hedging instruments	10,405,267	223,943	11,003,781	223,311
Gross derivative instruments, before netting	$14,905,267	230,201	$11,503,781	223,714
Less: Master netting agreements		65,063		65,063
Cash collateral pledged		84,056		12,053
Total derivative instruments, after netting		$81,082		$146,598

	December 31, 2024
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated as hedging instruments:
Interest rate derivatives (1)	$750,000	$719	$4,250,000	$13,169
Not designated in hedge relationships:
Interest rate derivatives (1)	8,693,493	300,120	8,728,767	298,296
Mortgage banking derivatives	584	3	—	—
Other (2)	337,370	1,300	833,449	96
Total not designated as hedging instruments	9,031,447	301,423	9,562,216	298,392
Gross derivative instruments, before netting	$9,781,447	302,142	$13,812,216	311,561
Less: Master netting agreements		31,881		31,881
Cash collateral pledged		251,212		80
Total derivative instruments, after netting		$19,049		$279,600
(1)The notional amounts of interest rate swaps that were centrally-cleared through clearing housings was $65.3 million at December 31, 2025, and $71.1 million at December 31, 2024, for asset derivatives, and $126.5 million at December 31, 2025, and zero at December 31, 2024, for liability derivatives. Interest rate swaps that are centrally-cleared through clearing houses are “settled-to-market” and considered a single unit of account. In accordance with their rule books, clearing houses record the variation margin transferred for settled-to-market derivatives as a legal settlement of the derivative contract (i.e., the variation margin legally settles the outstanding exposure, but does not result in any other change or reset of the contractual terms of the derivative). The fair values of the Company’s settled-to-market interest rate swaps are presented net on the accompanying Consolidated Balance Sheets and approximated zero.
(2)Other derivatives not designated in hedge relationships included foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. The notional amount of risk participation agreements was $370.1 million at December 31, 2025, and $294.5 million at December 31, 2024, for asset derivatives, and $965.4 million at December 31, 2025, and $796.6 million at December 31, 2024, for liability derivatives, all of which had immaterial related fair values.

The following tables represent the offsetting of derivative financial instruments that are subject to master netting agreements:

	December 31, 2025
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$153,854	$65,063	$88,791	$—	$84,056	$4,735
Liability derivatives	77,167	65,063	12,104	—	12,053	51

	December 31, 2024
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$283,185	$31,881	$251,304	$—	$251,212	$92
Liability derivatives	32,218	31,881	337	—	80	257
Derivative Activity
The following table summarizes the income statement effect of derivatives designated in hedge relationships:

	Recognized In	Years ended December 31,
(In thousands)	Net Interest Income	2025	2024	2023
Fair value hedges:
Interest rate derivatives	Deposits interest expense	$—	$(1,320)	$3,194
Hedged item	Deposits interest expense	—	—	(15)
Net recognized on fair value hedges (1)		$—	$1,320	$(3,179)
Cash flow hedges:
Interest rate derivatives	Long-term debt interest expense	$—	$34	$310
Interest rate derivatives	Interest and fees on loans and leases	(10,207)	(42,005)	(14,628)
Net recognized on cash flow hedges (2)		$(10,207)	$(42,039)	$(14,938)
(1)The Company de-designated its fair value hedging relationship on $400.0 million of deposits, which pertained to a portion of Ametros’ member deposits, in 2023. The $1.3 million basis adjustment included in the carrying amount of deposits at December 31, 2023, was amortized into interest expense in January 2024 upon the acquisition of Ametros.
(2)Additional information regarding the amounts recognized in net income related to cash flow hedge activities can be found within Note 12: Accumulated Other Comprehensive (Loss), Net of Tax.
The following table summarizes the income statement effect of derivatives not designated in hedge relationships:

	Recognized In	Years ended December 31,
(In thousands)	Non-interest Income	2025	2024	2023
Interest rate derivatives	Other income	$8,664	$(1,480)	$(6,159)
Mortgage banking derivatives	Other income	63	(34)	5
Other	Other income	(5,526)	4,246	(2,476)
Total not designated in hedge relationships		$3,201	$2,732	$(8,630)
Derivative Exposure. At December 31, 2025, the Company had $84.5 million of cash collateral received and $13.8 million of cash collateral posted included in Cash and due from banks on the accompanying Consolidated Balance Sheets. In addition, the Company had $3.5 million in initial margin posted at clearing houses. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. Current net credit exposure relating to derivatives with the Bank’s customers was $76.3 million at December 31, 2025. In addition, the Company monitors potential future exposure, representing its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to derivatives with the Bank’s customers totaled $126.9 million at December 31, 2025. The Company has incorporated a credit valuation adjustment to reflect non-performance risk in the fair value measurement of its derivatives, which totaled $4.2 million at December 31, 2025, and $7.6 million at December 31, 2024. Various factors impact changes in the credit valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Note 17: Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Securities. When unadjusted quoted prices are available in an active market, the Company classifies its available-for-sale securities within Level 1 of the fair value hierarchy. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the respective terms and conditions for debt instruments. Management maintains procedures to monitor the pricing service’s results and has a process in place to challenge their valuations and methodologies. Government agency debentures, Municipal bonds and notes, Agency CMO, Agency MBS, Agency CMBS, CMBS, Corporate debt, Private label MBS, and Other available-for-sale securities are classified within Level 2 of the fair value hierarchy.
Derivative Financial Instruments. The fair values presented for derivative financial instruments include any accrued interest. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and, accordingly, are classified within Level 1 of the fair value hierarchy. Except for mortgage banking derivatives, all other derivative financial instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is then validated against valuations performed by dealer counterparties. Credit valuation adjustments, which are included in the fair value of derivative financial instruments, utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. When credit valuation adjustments are significant to the overall fair value of a derivative financial instrument, the Company classifies that derivative financial instrument in Level 3 of the fair value hierarchy. Otherwise, derivative financial instruments are generally classified within Level 2 of the fair value hierarchy. At December 31, 2025, and 2024, these credit valuation adjustments were not considered significant to the overall fair value of the Company’s derivative financial instruments.
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
Loans Originated For Sale. The Company has elected to measure residential mortgage loans originated for sale at fair value under the fair value option per ASC Topic 825, Financial Instruments. Electing to measure residential mortgage loans originated for sale at fair value reduces certain timing differences and better reflects the price the Company would expect to receive from the sale of these loans. The fair value of residential mortgage loans originated for sale is based on quoted market prices of similar loans sold in conjunction with securitization transactions. Accordingly, residential mortgage loans originated for sale are classified within Level 2 of the fair value hierarchy.

The following table compares the fair value to the UPB of residential mortgage loans held for sale:

	December 31,
	2025			2024
(In thousands)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Originated loans held for sale	$2,142	$2,068	$74	$297	$283	$14
Rabbi Trust Investments. Investments held in each of the Company’s Rabbi Trusts reported at fair value consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. Accordingly, these Rabbi Trusts’ investments are classified within Level 1 of the fair value hierarchy. At December 31, 2025, and 2024, the total cost basis of the investments held in these Rabbi Trusts was $11.2 million and $9.2 million, respectively.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. In 2024, the Company sold its equity investments with a readily determinable fair value for proceeds of $1.2 million. Prior to the sale, these alternative investments experienced total write-ups in fair value of $0.3 million. There were no equity investments with a readily determinable fair value at December 31, 2025, and 2024.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company’s alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. At December 31, 2025, and 2024, these alternative investments had a total carrying amount of $57.5 million and $43.4 million, respectively, and a remaining unfunded commitment of $52.2 million and $30.1 million, respectively.
Contingent Consideration. The Company recorded contingent consideration at fair value related to one earn‑out agreement associated with the SecureSave acquisition completed in December 2025. The earn‑out is based on total program deposits measured as of three future measurement dates, with a payment due only if total program deposits exceed the program deposit threshold and, if so, (i) equal to total program deposits multiplied by the applicable earn-out rate for the measurement dates on December 31, 2026, and December 31, 2027, and (ii) equal to the total program deposits in excess of the program deposit threshold multiplied by the earn-out rate for the measurement date on December 31, 2028. The contingent consideration is payable in cash up to an aggregate maximum of $35.0 million.
The following table summarizes the significant inputs used to derive the estimated fair value of the Company’s contingent consideration liability associated with the SecureSave acquisition at December 31, 2025 (dollars in thousands):

	Contractual Inputs			Unobservable Inputs
Measurement date	Program Deposit Threshold	Earn-Out Rate	Aggregate Maximum Earn-Out	Projected Program Deposits	Earn-Out Metric Discount Rate	Deposit Volatility	Payout Present Value Factor	Fair Value
December 31, 2026	$145,000	1.0%	$35,000	$146,700	15.1%	14.0%	0.94	$417
December 31, 2027	402,500	1.5	35,000	485,405	15.0	14.0	0.90	2,998
December 31, 2028	681,000	5.0	35,000	1,034,752	15.0	14.0	0.86	5,005
The estimated fair values of the SecureSave contingent consideration liabilities are measured on a recurring basis and determined using a Monte Carlo simulation which utilizes contractual inputs and management’s evaluation of unobservable inputs such as projected program deposits, an earn-out metric discount rate, deposit volatility, and the payout present value factor. The unobservable inputs, which are the responsibility of management and were calculated with the assistance of a third-party valuation specialist, are not observable, and accordingly, are classified within Level 3 of the fair value hierarchy.
The Company also recorded contingent consideration at fair value related to two earn-out agreements associated with the acquisition of interLINK Insured Sweep LLC from StoneCastle Partners LLC in January 2023. The terms of the purchase agreement specified that the seller would receive earn-outs based on the ability of the Company to: (i) re-sign the existing broker dealers under contract, and (ii) generate $2.5 billion in new broker dealer deposit programs within three years of the acquisition date. As of the third quarter of 2025, the Company had settled all of its contingent consideration obligations with StoneCastle Partners LLC in accordance with the purchase agreement.

The following table summarizes the significant inputs used to derive the estimated fair value of the Company’s contingent consideration liability associated with the interLINK acquisition at December 31, 2024 (dollars in thousands):

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
The estimated fair values of the interLINK contingent consideration liabilities are measured on a recurring basis and determined using an income approach considering management’s evaluation of the probability of achievement, forecasted achievement date (payment term), and a discount rate equivalent to the cost of debt. These significant inputs, which are the responsibility of management and were calculated with the assistance of a third-party valuation specialist, are not observable, and accordingly, are classified within Level 3 of the fair value hierarchy.
Contingent consideration liabilities are included in Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Any fair value adjustments to contingent consideration liabilities are included in Other expense on the accompanying Consolidated Statements of Income.
The following table summarizes the fair values of assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$197,650	$—	$197,650
Municipal bonds and notes	—	109,619	—	109,619
Agency CMO	—	24,856	—	24,856
Agency MBS	—	5,057,273	—	5,057,273
Agency CMBS	—	3,526,010	—	3,526,010
CMBS	—	718,412	—	718,412
Corporate debt	—	328,145	—	328,145
Private label MBS	—	38,052	—	38,052
Other	—	9,483	—	9,483
Total available-for-sale securities	—	10,009,500	—	10,009,500
Gross derivative instruments, before netting (1)	152	230,049	—	230,201
Originated loans held for sale	—	2,142	—	2,142
Investments held in Rabbi Trusts	15,415	—	—	15,415
Alternative investments measured at NAV (2)	—	—	—	57,549
Total financial assets	$15,567	$10,241,691	$—	$10,314,807
Financial Liabilities:
Gross derivative instruments, before netting (1)	$417	$223,297	$—	$223,714
Contingent consideration	—	—	8,420	8,420
Total financial liabilities	$417	$223,297	$8,420	$232,134

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$186,426	$—	$186,426
Municipal bonds and notes	—	110,876	—	110,876
Agency CMO	—	29,043	—	29,043
Agency MBS	—	4,519,785	—	4,519,785
Agency CMBS	—	3,034,392	—	3,034,392
CMBS	—	625,388	—	625,388
Corporate debt	—	452,266	—	452,266
Private label MBS	—	39,219	—	39,219
Other	—	9,205	—	9,205
Total available-for-sale securities	—	9,006,600	—	9,006,600
Gross derivative instruments, before netting (1)	1,263	300,879	—	302,142
Originated loans held for sale	—	297	—	297
Investments held in Rabbi Trust	13,438	—	—	13,438
Alternative investments measured at NAV (2)	—	—	—	43,360
Total financial assets	$14,701	$9,307,776	$—	$9,365,837
Financial Liabilities:
Gross derivative instruments, before netting (1)	$43	$311,518	$—	$311,561
Contingent consideration	—	—	11,750	11,750
Total financial liabilities	$43	$311,518	$11,750	$323,311
(1)Additional information regarding the impact of netting derivative assets and derivative liabilities, as well as the impact from offsetting cash collateral with the same derivative counterparties, can be found within Note 16: Derivative Financial Instruments.
(2)Certain alternative investments are recorded at NAV. Assets measured at NAV are not classified within the fair value hierarchy.
Assets Measured at Fair Value on a Non-Recurring Basis
The Company measures certain assets at fair value on a non-recurring basis. The following is a description of valuation methodologies used for assets measured at fair value on a non-recurring basis.
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy. At December 31, 2025, and 2024, the carrying amount of these alternative investments was $86.1 million and $61.5 million, respectively, of which $7.5 million and $8.3 million, respectively, were considered to be measured at fair value. During the year ended December 31, 2025, there were $2.0 million in total write-ups due to observable price changes and $0.5 million of total write-downs due to impairment. Additionally, during the year ended December 31, 2025, the Company sold alternative investments with a carrying amount of $4.6 million, for which the measurement alternative was elected, for proceeds of $13.4 million, resulting in total gains on sale of $8.8 million.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans that were not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer and classification as held for sale, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs and, therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. At December 31, 2025, and 2024, there were $12.7 million and $27.3 million, respectively, of loans on the accompanying Consolidated Balance Sheets that had been transferred to held for sale.
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

Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. At December 31, 2025, and 2024, the total carrying value of OREO and repossessed assets was $1.5 million and $0.4 million, respectively. In addition, the amortized cost of consumer loans secured by residential real estate property that were in the process of foreclosure at December 31, 2025, was $9.0 million.
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
Loans and Leases, net. Except for collateral dependent loans and leases, the fair value of loans and leases held for investment is estimated using a discounted cash flow methodology, based on future prepayments and market interest rates inclusive of an illiquidity discount for comparable loans and leases. The associated cash flows are then adjusted for associated credit risks and other potential losses, as appropriate. Loans and leases, net are classified within Level 3 of the fair value hierarchy.
Deposit Liabilities. The fair value of deposit liabilities, which is comprised of non-interest-bearing demand deposits, interest-bearing checking, health savings, money market, and savings accounts, reflects the amount payable on demand at the reporting date. Deposit liabilities are classified within Level 2 of the fair value hierarchy.
Time Deposits. The fair value of fixed-maturity certificates of deposit is estimated by discounting contractual cash flows using current market rates for financial instruments with similar maturities. Time deposits are classified within Level 2 of the fair value hierarchy.
Securities Sold Under Agreements to Repurchase and Federal Funds Purchased. The fair value of securities sold under agreements to repurchase and federal funds purchased that mature within 90 days approximates their carrying value. The fair value of securities sold under agreements to repurchase and federal funds purchased that mature after 90 days is estimated using a discounted cash flow methodology based on current market rates and adjusted for associated credit risks, as appropriate. Securities sold under agreements to repurchase and federal funds purchased are each classified within Level 2 of the fair value hierarchy.
Federal Home Loan Bank Advances and Long-Term Debt. The fair value of FHLB advances and long-term debt is estimated using a discounted cash flow methodology in which discount rates are matched with the time period of the expected cash flows and adjusted for associated credit risks, as appropriate. FHLB advances and long-term debt are each classified within Level 2 of the fair value hierarchy.

The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy of selected financial instruments:

	December 31,
	2025		2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$2,449,525	$2,449,525	$2,074,434	$2,074,434
Level 2
Held-to-maturity investment securities, net	7,969,575	7,168,583	8,444,191	7,453,123
Level 3
Loans and leases, net	55,877,699	54,892,526	51,815,602	50,245,305
Liabilities:
Level 2
Deposit liabilities	$60,189,495	$60,189,495	$56,518,126	$56,518,126
Time deposits	8,570,318	8,553,998	8,234,954	8,211,582
Securities sold under agreements to repurchase and federal funds purchased	596,738	596,872	344,168	344,166
FHLB advances	2,980,718	2,978,201	2,110,108	2,107,790
Long-term debt (1)	739,454	791,945	909,185	860,200
(1)Any unamortized premiums/discounts, debt issuance costs, or basis adjustments to long-term debt, as applicable, are excluded from the determination of fair value.

Note 18: Retirement Benefit Plans
Defined Benefit Pension and Other Postretirement Benefit Plans
The Bank had offered a qualified noncontributory defined benefit Pension Plan (“Webster Bank Pension Plan”) and a non-qualified SERP (“Webster Bank Supplemental Defined Benefit Plan for Executive Officers”) to eligible employees and key executives who met certain age and service requirements, both of which were frozen effective December 31, 2007. Only those employees who were hired prior to January 1, 2007, and who became participants of the plans prior to January 1, 2008, have accrued benefits under the plans. The Bank also provides an OPEB plan to certain retired employees (“Webster Bank Postretirement Medical Benefit Plan”).
In connection with the Sterling merger in 2022, the Company assumed the benefit obligations of Sterling’s non-qualified SERPs, which included the Astoria Bank Excess Benefit and Supplemental Benefit Plans, Astoria Bank Directors’ Retirement Plan, Retirement Plan of the Greater New York Saving Bank for Non-Employee Directors, Supplemental Executive Retirement Plan of Provident Bank, and the Supplemental Executive Retirement Plan of Provident Bank - Other; and OPEB plans, which included the Sterling Bancorp Supplemental Postretirement Life Insurance Plan, Astoria Postretirement Welfare Benefit Plans, and a Split Dollar Life Insurance Arrangement. In 2024, the Split Dollar Life Insurance Arrangement was liquidated.
In 2025, the Eagle Benefit Equalization Plan, which is a non-qualified SERP that had previously been managed off-balance sheet, was integrated into the Company’s consolidated financial statements.
Each of the above plan’s measurement dates coincides with the Company’s December 31 year end.
The following table summarizes the changes in the benefit obligation, fair value of plan assets, and funded status of the defined benefit pension and other postretirement benefit plans at December 31:

	Pension		SERP		OPEB
(In thousands)	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Beginning balance	$174,112	$189,986	$3,598	$4,139	$13,667	$22,669
Benefit obligation (1)	—	—	106	—	—	—
Service cost	—	—	—	—	19	17
Interest cost	8,775	8,648	172	178	692	956
Actuarial loss (gain) (2)	4,269	(13,588)	241	(260)	(88)	3,637
Benefits paid	(11,466)	(10,934)	(449)	(459)	(741)	(13,612)
Ending balance	175,690	174,112	3,668	3,598	13,549	13,667
Change in plan assets:
Beginning balance	209,339	217,167	—	—	—	—
Actual return on plan assets (3)	23,194	3,106	—	—	—	—
Employer contributions	—	—	449	459	741	13,612
Benefits paid	(11,466)	(10,934)	(449)	(459)	(741)	(13,612)
Ending balance	221,067	209,339	—	—	—	—
Funded status (4)	$45,377	$35,227	$(3,668)	$(3,598)	$(13,549)	$(13,667)
(1)Reflects the benefit obligation as of the date that the Eagle Benefit Equalization Plan was integrated into the Company’s consolidated financial statements in 2025.
(2)The change in actuarial (gain) loss is primarily due to actuarial losses in 2025 resulting from a decrease in discount rates, as compared to actuarial (gains) in 2024 resulting from an increase in discount rates.
(3)The increase in the actual return on plan assets for the Pension Plan is primarily due to the performance of fixed income investments, which comprise approximately 65% of the portfolio. In 2025, fixed income investments earned a positive return, as compared to a negative return in 2024.
(4)The overfunded (underfunded) status of each plan is respectively included in Accrued interest receivable and other assets or Accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets, as applicable.

The following table summarizes the weighted-average assumptions used to determine the benefit obligation at December 31:

	Discount Rate
	2025	2024
Pension:
Webster Bank Pension Plan	5.26%	5.43%
SERP:
Webster Bank Supplemental Defined Benefit Plan for Executive Officers	5.00%	5.31%
Astoria Bank Excess Benefit and Supplemental Benefit Plans	4.67	5.14
Astoria Bank Directors’ Retirement Plan	4.49	5.04
Eagle Benefit Equalization Plan	4.88	n/a
Retirement Plan of the Greater New York Savings Bank for Non-Employee Directors	4.47	5.03
Supplemental Executive Retirement Plan of Provident Bank	4.80	5.32
Supplemental Executive Retirement Plan of Provident Bank - Other	4.41	5.09
OPEB:
Webster Bank Postretirement Medical Benefit Plan	4.48%	5.01%
Sterling Bancorp Supplemental Postretirement Life Insurance Plan	4.75	5.20
Astoria Bank Postretirement Welfare Benefit Plans	5.18	5.39
The following table summarizes the amounts recorded in accumulated other comprehensive (loss) that have not yet been recognized in net periodic benefit (income) cost at December 31:

	Pension		SERP		OPEB
(In thousands)	2025	2024	2025	2024	2025	2024
Transition obligation	$—	$—	$104	$—	$—	$—
Net actuarial loss (gain)	25,686	34,440	207	(44)	(1,613)	(1,788)
Deferred tax (benefit) expense	(4,120)	(6,488)	(50)	8	258	337
Net amount recorded in (AOCL)	$21,566	$27,952	$261	$(36)	$(1,355)	$(1,451)
The following table summarizes the components of net periodic benefit (income) cost for the years ended December 31:

	Pension			SERP			OPEB
(In thousands)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$—	$—	$—	$19	$17	$27
Interest cost	8,775	8,648	8,782	172	178	191	692	956	1,042
Expected return on plan assets	(12,231)	(12,709)	(11,778)	—	—	—	—	—	—
Amortization of transition obligation	—	—	—	(2)	—	—	—	—	—
Amortization of actuarial loss (gain)	2,061	2,871	4,781	(11)	12	6	(528)	(976)	(2,704)
Other (1)	—	—	—	—	—	—	—	3,212	—
Net periodic benefit (income) cost (2)	$(1,395)	$(1,190)	$1,785	$159	$190	$197	$183	$3,209	$(1,635)
(1)Reflects the loss recognized upon cessation of the Split Dollar Life Insurance Arrangement in 2024.
(2)Net periodic benefit (income) cost is included in Other expense on the accompanying Consolidated Statements of Income.

The following table summarizes the weighted-average assumptions used to determine net periodic benefit (income) cost for the years ended December 31:

	Discount Rate
	2025	2024	2023
Pension:
Webster Bank Pension Plan	5.43%	4.76%	4.96%
SERP:
Webster Bank Supplemental Defined Benefit Plan for Executive Officers	5.31%	4.68%	4.88%
Astoria Bank Excess Benefit and Supplemental Benefit Plans	5.14	4.56	4.77
Astoria Bank Directors’ Retirement Plan	5.04	4.50	4.70
Eagle Benefit Equalization Plan	5.06	n/a	n/a
Retirement Plan of the Greater New York Savings Bank for Non-Employee Directors	5.03	4.50	4.70
Supplemental Executive Retirement Plan of Provident Bank	5.32	4.83	5.04
Supplemental Executive Retirement Plan of Provident Bank - Other	5.09	4.71	4.90
OPEB:
Webster Bank Postretirement Medical Benefit Plan	5.01%	4.54%	4.72%
Sterling Bancorp Supplemental Postretirement Life Insurance Plan	5.20	4.51	4.70
Astoria Bank Postretirement Welfare Benefit Plans	5.39	4.74	4.94
Split Dollar Life Insurance Arrangement	n/a	4.45	4.63

	Expected Long-Term Rate of Return on Plan Assets
	2025	2024	2023
Pension:
Webster Bank Pension Plan	6.00%	6.00%	6.00%

	Assumed Health Care Cost Trend Rate (1)
	2025	2024	2023
OPEB:
Webster Bank Postretirement Medical Benefit Plan	7.00%	6.50%	6.50%
Astoria Bank Postretirement Welfare Benefit Plans	7.00	6.50	6.40
(1)The rates to which the healthcare cost trend rates are assumed to decline (ultimate trend rates) along with the year that the ultimate trend rates will be reached are 4.40% in 2036 for the Webster Bank Postretirement Medical Benefit Plan and 4.40% in 2036 for the Astoria Bank Postretirement Welfare Benefit Plans.
The discount rates used to determine the benefit obligation and net periodic benefit (income) cost for the Company’s defined benefit pension and other postretirement benefit plans were generally selected by reference to a high-quality bond yield curve, using a full yield curve approach, and matched to the timing and amount of each plan’s expected benefit payments.
The following table summarizes amounts recognized in other comprehensive income (loss), including reclassification adjustments, for the years ended December 31:

	Pension			SERP			OPEB
(In thousands)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net actuarial (gain) loss	$(6,693)	$(3,985)	$(10,639)	$241	$(260)	$183	$(251)	$955	$(382)
Amortization of transition obligation	—	—	—	2	—	—	—	—	—
Amortization of actuarial (loss) gain	(2,061)	(2,871)	(4,781)	11	(12)	(6)	528	976	2,704
Total (gain) loss recognized in OCI (OCL)	$(8,754)	$(6,856)	$(15,420)	$254	$(272)	$177	$277	$1,931	$2,322
At December 31, 2025, the expected future benefit payments for the Company’s defined benefit pension and other postretirement benefits plans are as follows:

(In thousands)	Pension	SERP	OPEB
2026	$11,383	$471	$1,195
2027	11,890	451	1,219
2028	12,287	428	1,185
2029	12,580	404	1,153
2030	12,801	377	1,108
Thereafter	65,432	1,463	5,078

Asset Management
The Pension Plan invests primarily in common collective trusts and registered investment companies. However, the Pension Plan’s investment policy guidelines also allow for the investment in cash and cash equivalents, fixed income securities, and equity securities. Common collective trusts and registered investment companies are both benchmarked against the Standard & Poor’s 500 Index. Incremental benchmarks used to assess the common collective trusts include the S&P 400 Mid Cap Index, Russell 200 Index, MSCI ACWI ex U.S. Index, and the Bloomberg U.S. Long Credit Index. The standard deviation should not exceed that of the composite index. The Pension Plan’s investment strategy and asset allocations are monitored by the Company’s Retirement Plans Committee with the assistance of external investment advisors, and the investment portfolio is rebalanced, as appropriate. The target asset allocation percentages for the year ended December 31, 2025, were 64.5%
fixed-income investments and 35.5% equity investments. The actual asset allocation percentages for the year ended
December 31, 2025, were 64.1% fixed-income investments, 35.3% equity investments, and 0.6% cash and cash equivalents.
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
Fair Value Measurement
The following is a description of the valuation methodologies used for the Pension Plan’s assets measured at fair value:
Common Collective Trusts. Common collective trusts are valued based on the net asset value as reported by the trustee of the funds. The underlying investments of the common collective trusts are valued using quoted market prices in active markets or observable inputs for similar assets. Therefore, common collective trusts are classified as Level 2 within the fair value hierarchy.
Registered Investment Companies. Registered investment companies are valued at the daily closing price as reported by the fund. Registered investment companies held by the Plan are quoted in an active market and are classified as Level 1 within the fair value hierarchy.
The following table sets forth by level within the fair value hierarchy the Pension Plan’s assets at fair value:

	December 31,
	2025				2024
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common collective trusts	$—	$198,764	$—	$198,764	$—	$188,399	$—	$188,399
Registered investment companies	22,303	—	—	22,303	20,940	—	—	20,940
Total pension plan assets	$22,303	$198,764	$—	$221,067	$20,940	$188,399	$—	$209,339

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
The following table summarizes information related to the Bank’s participation in the multi-employer plan:

(Dollars in thousands)				Contributions Years Ended December 31,			Funded Status At December 31,
Plan Name	Employer Identification Number	Plan Number	Surcharge Imposed	2025	2024	2023	2025	2024
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888	333	No	$475	$482	$448	At least 80 percent	At least 80 percent
The Bank’s contributions to the multi-employer plan for the years ended December 31, 2025, 2024, and 2023, did not exceed more than 5% of total plan contributions for the plan years ended June 30, 2024, 2023, and 2022. The plan’s Form 5500 was not available for the plan year ended June 30, 2025, as of the date the Company’s Consolidated Financial Statements were issued. As of July 1, 2025, the date of the most recent actuarial valuation, the plan administrator confirmed that the Bank’s portion of the multi-employer plan was $2.8 million underfunded.
Defined Contribution Postretirement Benefit Plans
The Bank also sponsors the Webster Bank Retirement Savings Plan, which is a defined contribution postretirement benefit plan established under Section 401(k) of the Internal Revenue Code. Under the Webster Bank Retirement Savings Plan, employees who have met a certain age requirement may elect to contribute a percentage of their eligible compensation to the plan on either a pre-tax or post-tax basis. During the years ended December 31, 2025, 2024, and 2023, the Bank made matching employer contributions to their accounts equal to 100% of the first 2% and 50% of the next 6% of participants’ contributions.
The Sterling National Bank 401k and Profit Sharing Plan, which was offered to eligible legacy Sterling employees who became employees of the Company in 2022, was effectively merged with and into the Webster Bank Retirement Savings Plan on December 29, 2023. Prior to the merger of these plans, participants of the Sterling National Bank 401(k) and Profit Sharing Plan could elect to contribute a percentage of their eligible compensation to the plan on either a pre-tax or post-tax basis. During the year ended December 31, 2023, the Bank made (i) matching employer contributions equal to 50% of participant contributions up to 4% of eligible compensation for a maximum match of 2%, and (ii) profit sharing contributions equal to 3% of eligible compensation for all eligible legacy Sterling participants, regardless of whether they had contributed to the plan.
Compensation and benefits expense included total employer contributions under the defined contribution postretirement benefit plans of $23.4 million, $20.6 million, and $20.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 19: Stock-Based Compensation Plans
The Company maintains a stock compensation plan that provides for the grant of stock options, stock appreciation rights, restricted stock, performance-based stock, and stock units to better align the interests of its employees and directors with those of its stockholders. The total number of shares of Webster common stock authorized for issuance under the plan is 21.4 million shares. At December 31, 2025, there were 2.2 million shares available to be granted. Stock compensation expense is recognized over the required service vesting period for each award based on the grant-date fair value and is included in Compensation and benefits on the accompanying Consolidated Statements of Income.
The following table summarizes stock-based compensation plan activity for the year ended December 31, 2025:

	Non-Vested Restricted Stock Awards Outstanding				Stock Options Outstanding
	Time-Based		Performance-Based
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance, beginning of period	1,791,631	$49.26	608,640	$53.00	2,114	$31.51
Granted	1,046,572	54.24	138,854	55.74	—	—
Vested	(821,321)	50.24	(219,583)	58.88	—	—
Forfeited	(107,300)	50.88	(26,186)	52.30	—	—
Exercised	—	—	—	—	(2,114)	31.51
Balance, end of period	1,909,582	51.48	501,725	52.44	—	—
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
The Company recognized restricted stock compensation expense of $56.8 million, $55.1 million, and $54.5 million, during the years ended December 31, 2025, 2024, and 2023, respectively, in which the related income tax benefit was $16.3 million, $12.8 million, and $13.9 million, respectively. The fair value of restricted stock awards that had vested during the years ended December 31, 2025, 2024, and 2023, was $54.2 million, $49.7 million, and $39.9 million, respectively. At December 31, 2025, there was $42.7 million of unrecognized restricted stock expense related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.
Stock Options
Stock options, incentive and non-incentive, are granted at an exercise price equal to the market value of Webster common stock on the grant date. Each option grants the holder the right to acquire one share of Webster common stock over a contractual life of ten years. While the Company has not granted stock options since 2013, replacement options were issued in 2022 in order for the Company to satisfy its consideration under the Sterling merger agreement. During the year ended December 31, 2025, the remainder of the replacement options issued in connection with the Sterling merger were exercised. As a result, there were no incentive stock options outstanding at December 31, 2025.
For the years ended December 31, 2025, 2024, and 2023, the total intrinsic value of the options exercised was $0.1 million, $0.3 million, and $2.2 million, respectively. The amount of cash received from the exercise of stock options during the years ended December 31, 2025, 2024, and 2023, was $0.1 million, $0.3 million, and $1.8 million, respectively.

Note 20: Segment Reporting
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
Commercial Banking delivers financial solutions nationally to a wide range of companies, investors, government entities, and other public and private institutions. Commercial Banking helps its clients achieve their business and financial goals with expertise in Commercial Real Estate, Middle Market, Sponsor and Specialty Finance, Verticals and Regional Banking, Asset Based Lending and Commercial Services, and Treasury Management. Commercial Banking’s Private Banking team also pairs holistic wealth solutions, including tailored lending, with commercial banking services.
Healthcare Financial Services includes HSA Bank and Ametros. HSA Bank is one the country’s largest providers of employee benefits solutions, including being one of the leading bank administrators of HSAs, emergency savings accounts, and flexible spending account administration services in 50 states. Ametros, the nation’s largest professional administrator of medical insurance claim settlements, helps individuals manage their ongoing medical care through their CareGuard service and proprietary technology platform.
Consumer Banking delivers customized financial solutions to individuals, families, and small to mid-sized businesses through it experienced relationship managers and wealth advisors across 195 banking centers located throughout the Northeast. Consumer Banking offers a full suite of deposit, lending, treasury management, and wealth management solutions. Consumer Banking also provides a fully digital banking experience through its mobile banking apps and BrioDirect.
Corporate and Reconciling Category
Certain Treasury activities and other corporate and functional divisions, such as information technology, human resources, risk management, bank operations, and the operations of interSYNC, and amounts required to reconcile non-GAAP profitability metrics to those reported in accordance with GAAP are included in the Corporate and Reconciling category.
In addition to the amounts required to reconcile non-GAAP profitability metrics (i.e., estimates for FTP, allocations of equity capital) to those reported in accordance with GAAP, revenues reported in the Corporate and Reconciling category also include gains/losses from sales of investments securities, extinguishments of long-term debt, certain swaps, and bank-owned life insurance, and immaterial revenues from contracts with customers attributable to interSYNC. Neither the Treasury function nor interSYNC operations meet the definition of an operating segment, and therefore, are not considered for determining reportable segments.
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
Effective January 1, 2024, the Company realigned certain of its Business Banking operations to better serve its customers and deliver operational efficiencies. Under this realignment, $1.5 billion of loans and $2.2 billion of deposits were reassigned, and $77.2 million of goodwill was reallocated on a relative fair value basis, from Commercial Banking to Consumer Banking. There was no goodwill impairment as a result of this realignment. Amounts for the year ended December 31, 2023, have been recast accordingly.

With the acquisition of Ametros on January 24, 2024, the Company formed the Healthcare Financial Services reportable segment, which includes the aggregated financial information of the HSA Bank and Ametros operating segments. The financial information presented within Healthcare Financial Services for the year ended December 31, 2023, reflects that only of the HSA Bank operating segment.
Segment Reporting Methodology
The Company uses an internal profitability reporting system to generate PPNR by reportable segment, which is comprised of direct revenues, direct expenses, estimates for FTP, and allocations for equity capital, net operating costs, and total support costs. Since the majority of each reportable segment’s revenue is interest, each segment’s interest revenue is reported net of its interest expense (“net interest income”). Estimates for FTP and allocations of equity capital and non-interest expense, certain of which are subjective in nature, are periodically reviewed and refined. Equity capital is allocated using a combination of risk-weighted asset and management assessment methodologies across the differentiated lines of business. Net operating costs and total support costs, which reflect costs for shared services and back-office support areas, are allocated using an activity and driver-based costing process. The full profitability measurement reports, which are prepared for each reportable segment and reviewed by the CODM on a monthly basis, reflect non-GAAP reporting methodologies. The differences between full profitability and GAAP results are reconciled in the Corporate and Reconciling category.
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
Financial Information
The following table presents certain balance sheet financial information for the Company’s reportable segments:

	December 31, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill (1)	$1,960,363	$315,124	$622,035	$—	$2,897,522
Total assets	46,169,398	535,453	13,871,139	23,497,673	84,073,663

	December 31, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill (2)	$1,960,363	$285,670	$622,035	$—	$2,868,068
Total assets	43,010,580	488,194	12,932,260	22,594,039	79,025,073
(1)The allocation of the purchase price for the SecureSave acquisition was considered preliminary at December 31, 2025. The $29.5 million of preliminary goodwill recorded has been allocated entirely to Healthcare Financial Services.
(2)The allocation of the purchase price for the Ametros acquisition was considered final at December 31, 2024. The $228.2 million of goodwill recorded was allocated entirely to Healthcare Financial Services.

The following tables present certain income statement information for the Company’s reportable segments:

	Year ended December 31, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$1,296,523	$392,887	$839,393	$2,528,803
Non-interest income	129,750	112,413	100,233	342,396
Total segment revenues	1,426,273	505,300	939,626	2,871,199
Reconciliation of revenue:
Corporate and reconciling				28,214
Total consolidated revenues				2,899,413
Less:
Compensation and benefits	205,581	95,999	153,890
Occupancy (1)	—	—	55,515
Technology and equipment (1)	9,337	32,111	12,206
Marketing	—	—	8,340
Other segment items (2) (3)	218,782	96,467	269,912
Segment pre-tax, pre-provision net revenue	992,573	280,723	439,763	1,713,059
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(242,910)
Total consolidated pre-tax, pre-provision net revenue				1,470,149
Total consolidated provision for credit losses				210,000
Total consolidated income before income taxes				1,260,149
(1)Occupancy and Technology and equipment include, in aggregate, depreciation expense of $0.6 million for Commercial Banking, $5.9 million for Healthcare Financial Services, and $10.0 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $10.7 million for Commercial Banking, $14.0 million for Healthcare Financial Services, and $7.2 million for Consumer Banking.

	Year ended December 31, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$1,348,346	$366,927	$812,743	$2,528,016
Non-interest income	143,104	110,207	113,638	366,949
Total segment revenues	1,491,450	477,134	926,381	2,894,965
Reconciliation of revenue:
Corporate and reconciling (1)				(304,679)
Total consolidated revenues				2,590,286
Less:
Compensation and benefits	199,545	90,166	146,428
Occupancy (2)	—	—	56,102
Technology and equipment (2)	8,153	33,010	11,087
Marketing	—	—	7,835
Other segment items (3) (4)	210,769	90,913	249,950
Segment pre-tax, pre-provision net revenue	1,072,983	263,045	454,979	1,791,007
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(552,000)
Total consolidated pre-tax, pre-provision net revenue				1,239,007
Total consolidated provision for credit losses				222,000
Total consolidated income before income taxes				1,017,007
(1)The negative revenue for the Corporate and Reconciling Category primarily reflects the impact on net interest income for estimates for FTP and allocations of equity capital, the $136.2 million net loss on sale of investment securities, losses on treasury swaps, and the $16.0 million net loss on sale of the factored receivables portfolio, partially offset by bank-owned life insurance income.
(2)Occupancy and Technology and equipment include, in aggregate, depreciation expense of $0.2 million for Commercial Banking, $5.5 million for Healthcare Financial Services, and $9.5 million for Consumer Banking.
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

	Year ended December 31, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$1,436,616	$302,856	$898,898	$2,638,370
Non-interest income	125,265	88,113	114,851	328,229
Total segment revenues	1,561,881	390,969	1,013,749	2,966,599
Reconciliation of revenue:
Corporate and reconciling (1)				(314,993)
Total consolidated revenues				2,651,606
Less:
Compensation and benefits	178,289	84,072	139,203
Occupancy (2)	—	—	57,289
Technology and equipment (2)	7,944	27,860	9,998
Marketing	—	—	6,736
Other segment items (3) (4)	208,709	56,228	256,403
Segment pre-tax, pre-provision net revenue	1,166,939	222,809	544,120	1,933,868
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(698,617)
Total consolidated pre-tax, pre-provision net revenue				1,235,251
Total consolidated provision for credit losses				150,747
Total consolidated income before income taxes				1,084,504
(1)The negative revenue for the Corporate and Reconciling Category primarily reflects the impact on net interest income for estimates for FTP and allocations of equity capital, the $33.6 million net loss on sale of investment securities, and losses on treasury swaps, partially offset by bank-owned life insurance income.
(2)Occupancy and Technology and equipment include, in aggregate, depreciation expense of $0.4 million for Commercial Banking, $4.5 million for Healthcare Financial Services, and $8.9 million for Consumer Banking.
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

Note 21: Revenue from Contracts with Customers
The following tables summarize revenues recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. These disaggregated amounts, together with sources of other non-interest income that are subject to other GAAP topics, have been reconciled to non-interest income by reportable segment as presented within Note 20: Segment Reporting.

	Year ended December 31, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$18,491	$75,879	$64,191	$(670)	$157,891
Loan and lease related fees (1)	9,688	—	—	—	9,688
Wealth and investment services	13,130	—	17,874	(21)	30,983
Other (2) (3)	—	35,877	1,667	1,861	39,405
Revenue from contracts with customers	41,309	111,756	83,732	1,170	237,967
Other sources of non-interest income	88,441	657	16,501	57,953	163,552
Total non-interest income	$129,750	$112,413	$100,233	$59,123	$401,519

	Year ended December 31, 2024
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$19,904	$78,211	$63,591	$(562)	$161,144
Loan and lease related fees (1)	14,170	—	—	—	14,170
Wealth and investment services	13,122	—	20,133	(21)	33,234
Other (2) (3)	—	31,996	1,067	4,088	37,151
Revenue from contracts with customers	47,196	110,207	84,791	3,505	245,699
Other sources of non-interest income (4)	95,908	—	28,847	(118,555)	6,200
Total non-interest income	$143,104	$110,207	$113,638	$(115,050)	$251,899

	Year ended December 31, 2023
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$15,987	$81,051	$71,539	$741	$169,318
Loan and lease related fees (1)	17,633	—	—	—	17,633
Wealth and investment services	11,544	—	17,477	(22)	28,999
Other (2)	—	7,062	6,199	4,193	17,454
Revenue from contracts with customers	45,164	88,113	95,215	4,912	233,404
Other sources of non-interest income (4)	80,101	—	19,636	(18,804)	80,933
Total non-interest income	$125,265	$88,113	$114,851	$(13,892)	$314,337
(1)A portion of Loan and lease related fees on the Consolidated Statements of Income is comprised of income generated from factored receivables activities (through the third quarter of 2024 only) and payroll financing activities that is within the scope of ASC Topic 606.
(2)Other income included in the Corporate and Reconciling category that is in scope of ASC Topic 606 is comprised entirely of immaterial fee revenue from contracts with customers attributable to interSYNC.
(3)The increase in Other income for Healthcare Financial Services during the years ended December 31, 2025, and 2024, is primarily attributed to the acquired Ametros business, which recognized $29.6 million and $23.0 million from contracts with customers in those reporting periods, respectively.
(4)The negative revenue amount in Other sources of non-interest income for the Corporate and Reconciling Category during the years ended December 31, 2024, and 2023, was primarily attributed to $136.2 million and $33.6 million of net losses on sale of investment securities recognized in those reporting periods, respectively.

Major Revenue Streams
Deposit Service Fees. Deposit service fees consists of fees earned from commercial and consumer customer deposit accounts, such as account maintenance and cash management/analysis fees, as well as other transactional service charges (i.e., insufficient funds, wire transfers, stop payment fees, etc.). Performance obligations for account maintenance services and cash management/analysis fees are satisfied on a monthly basis at a fixed transaction price, whereas performance obligations for other deposit service charges that result from various customer-initiated transactions are satisfied at a point-in-time when the service is rendered. Payment for deposit service fees is generally received immediately or in the following month through a direct charge to the customers’ accounts. Certain commercial customer contracts include credit clauses, whereby the Company will grant credit upon the customer meeting pre-determined conditions, which can be used to offset fees. In addition, certain healthcare financial services contracts include revenue share clauses, whereby the Company will reduce or refund deposit service fees or make referral payments to attract and retain customers and their accounts. Such revenue share costs are recognized as a reduction to revenue in the period incurred. On occasion, the Company may also waive certain fees. Fee waivers are recognized as a reduction to revenue in the period the waiver is granted to the customer.
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
Payroll finance non-interest income consists of fees earned from performing payroll financing and business process outsourcing services, including full back-office technology and tax accounting services, along with payroll preparation, making payroll tax payments, invoice billings, and collections for independently-owned temporary staffing companies nationwide. Performance obligations for payroll finance and business processing activities are either satisfied upon completion of the support services or as payroll remittances are made on behalf of customers to fund their employee payroll, which generally occurs on a weekly basis. The agreed-upon transaction price is based on a fixed-percentage per the terms of the contract. The Company also withholds an agreed-upon hold-back reserve, which may be applied to cover defaults or other amounts owed to the Company under the contract, and which is returnable to the customer upon termination of the contract provided that all contractual obligations have been fully satisfied. When the Company collects on amounts due from end consumers on behalf of its customers and at the time of financing payroll, the Company retains the agreed-upon transaction price payable for the performance of its services and remits an amount to the customer net of any advances and payroll tax withholdings, as applicable.
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
In addition, a fixed, non-refundable fee that represents an advance payment for access to future services is initially deferred and subsequently amortized into other income ratably over the estimated life expectancy of the member. During the years ended December 31, 2025, and 2024, $2.0 million and $1.6 million, respectively, of such deferred revenue was recognized in Other income.
Deferred Costs to Obtain Contracts and Deferred Revenue
Contracts with customers generated deferred costs to obtain contracts and deferred revenue of $6.6 million and $25.3 million, respectively, at December 31, 2025, and $3.0 million and $22.8 million, respectively, at December 31, 2024. These balances pertained to contracts with customers from the acquired Ametros business.

Note 22: Commitments and Contingencies
Credit-Related Financial Instruments
In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit, standby letters of credit, and commercial letters of credit, which involve, to varying degrees, elements of credit risk.
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

	December 31,
(In thousands)	2025	2024
Commitments to extend credit	$12,517,384	$11,630,765
Standby letters of credit	636,811	578,912
Commercial letters of credit	22,421	28,287
Total credit-related financial instruments with off-balance sheet risk	$13,176,616	$12,237,964
The Company enters into contractual commitments to extend credit to its customers (i.e., revolving credit arrangements, term loan commitments, and short-term borrowing agreements), generally with fixed expiration dates or other termination clauses and that require payment of a fee. Substantially all of the Company’s commitments to extend credit are contingent upon its customers maintaining specific credit standards at the time of loan funding, and are often secured by real estate or other collateral. Since the majority of the Company’s commitments typically expire without being fully funded, the total contractual amount does not necessarily represent the Company’s future payment requirements.
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
Allowance for Credit Losses on Unfunded Loan Commitments
An ACL is recorded under the CECL methodology to provide for the unused portion of commitments to lend that are not unconditionally cancellable by the Company. At December 31, 2025, and 2024, the ACL on unfunded loan commitments was $24.1 million and $22.6 million, respectively.

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
Federal Deposit Insurance Corporation Special Assessment
In November 2023, the FDIC issued a final rule implementing a special assessment for certain banks, based on the amount of estimated uninsured deposits reported as of December 31, 2022, to recover losses to the DIF associated with protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. At that time, the special assessment was anticipated to be collected over a total of eight quarterly assessment periods, which began during the second quarter of 2024, at a quarterly rate of 3.36 basis points. The Company’s initial estimate of its total special assessment was $47.2 million as of December 31, 2023.

Throughout 2024, the FDIC increased its related loss estimated to the DIF associated with the Silicon Valley Bank and Signature Bank failures, indicating that the special assessment would be collected for an additional two quarters beyond the initial eight-quarter assessment period at a lower quarterly rate. As a result, during the year ended 2024, the Company accrued an additional $10.3 million towards its estimated special assessment charge.
In December 2025, the FDIC issued an interim final rule to amend the collection of the special assessment to reduce the eighth quarterly assessment rate from 3.36 basis points to 2.97 basis points and remove the additional two quarter assessment periods. In light of this interim final rule, the Company released $10.3 million of its special deposit insurance assessment accrual. At December 31, 2025, the Company’s remaining accrual for its estimated special assessment charge was $5.9 million. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability.

Note 23: Parent Company Financial Information
The following tables summarize condensed financial information for the Parent Company only:

CONDENSED BALANCE SHEETS
	December 31,
(In thousands)	2025	2024
Assets:
Cash and cash equivalents	$138,993	$456,166
Intercompany debt securities	250,000	150,000
Investment in subsidiaries	9,774,083	9,377,808
Due from subsidiaries	499	—
Alternative investments	86,722	71,959
Other assets	7,973	7,962
Total assets	$10,258,270	$10,063,895
Liabilities and stockholders’ equity:
Senior notes	$316,206	$321,191
Subordinated notes	345,928	510,674
Junior subordinated debt	77,320	77,320
Accrued interest payable	9,585	5,007
Due to subsidiaries	—	10,613
Other liabilities	16,995	5,876
Total liabilities	766,034	930,681
Stockholders’ equity	9,492,236	9,133,214
Total liabilities and stockholders’ equity	$10,258,270	$10,063,895

CONDENSED STATEMENTS OF INCOME
	Years ended December 31,
(In thousands)	2025	2024	2023
Income:
Dividend income from bank subsidiary	$900,000	$600,000	$600,000
Interest income on intercompany debt securities and interest-bearing deposits	12,881	11,606	11,259
Alternative investments income	17,474	7,580	1,272
Other non-interest income (1)	9,942	198	908
Total income	940,297	619,384	613,439
Expense:
Interest expense on borrowings	43,430	32,253	37,933
Other non-interest expense	30,545	24,988	33,711
Total expense	73,975	57,241	71,644
Income before income taxes and equity in undistributed earnings of subsidiaries	866,322	562,143	541,795
Income tax benefit	9,360	10,021	15,106
Equity in undistributed earnings of subsidiaries	127,120	196,543	310,939
Net income	$1,002,802	$768,707	$867,840
(1)Includes a $9.8 million gain on extinguishment of long-term debt for the year ended December 31, 2025. Additional information regarding the gains recognized on the extinguishment of the 2029 subordinated notes and the 2030 subordinated notes can be found within Note 10: Borrowings.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Years ended December 31,
(In thousands)	2025	2024	2023
Net income	$1,002,802	$768,707	$867,840
Other comprehensive income (loss), net of tax:
Derivative financial instruments	—	25	229
Other comprehensive income (loss) of subsidiaries	205,539	(5,837)	134,160
Other comprehensive income (loss), net of tax	205,539	(5,812)	134,389
Comprehensive income	$1,208,341	$762,895	$1,002,229

CONDENSED STATEMENTS OF CASH FLOWS
	Years ended December 31,
(In thousands)	2025	2024	2023
Operating activities:
Net income	$1,002,802	$768,707	$867,840
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(127,120)	(196,543)	(310,939)
(Gain) on call of intercompany debt securities	(1,734)	—	—
(Gain) on extinguishment of long-term debt	(9,767)	—	(698)
Other, net (1)	(21,032)	(8,711)	(7,614)
Net cash provided by operating activities	843,149	563,453	548,589
Investing activities:
Purchase of intercompany debt securities	(250,000)	—	—
Proceeds from call of intercompany debt securities	151,734	—	—
Alternative investments (capital calls), net of returns of capital	(21,206)	(17,589)	(13,070)
Proceeds from sales of alternative investments	12,226	9,657	—
Net cash (used in) investing activities	(107,246)	(7,932)	(13,070)
Financing activities:
Repayment of long-term debt	(499,000)	(132,550)	(16,752)
Proceeds from issuance of long-term debt	347,389	—	—
Debt issuance costs	(1,636)	—	—
Dividends paid to common stockholders	(266,830)	(274,545)	(278,155)
Dividends paid to preferred stockholders	(16,650)	(16,650)	(16,650)
Exercise of stock options	67	254	1,723
Common stock repurchase program	(593,654)	(65,403)	(107,984)
Common shares acquired related to stock compensation plan activity	(22,762)	(17,215)	(16,278)
Net cash (used in) financing activities	(1,053,076)	(506,109)	(434,096)

Net (decrease) increase in cash and cash equivalents	(317,173)	49,412	101,423
Cash and cash equivalents, beginning of period	456,166	406,754	305,331
Cash and cash equivalents, at end of period	$138,993	$456,166	$406,754

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Contribution of alternative investment to the Bank	$8,034	$—	$—
(1)The increase in Other, net during the year ended December 31, 2025, is primarily attributed to higher alternative investments (gains) and a higher deferred tax (benefit) expense recognized in 2025, as compared to 2024 and 2023.

Note 24: Subsequent Events
The Company has evaluated subsequent events from the date of the Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that, other than the below, there were no other significant events identified requiring recognition for disclosure.
Proposed Transaction with Banco Santander
On February 3, 2026, Webster entered into a Transaction Agreement with Banco Santander and Webster Virginia Corporation, a wholly owned subsidiary of Webster incorporated in the State of Virginia. The Transaction Agreement provides that, upon the terms and subject to the conditions set forth therein, Banco Santander will acquire Webster in two steps. First, Webster will merge with and into Webster Virginia Corporation, with Webster Virginia Corporation continuing as the surviving corporation in such merger. Second, immediately following the completion of such merger, Banco Santander will acquire all outstanding shares of Webster Virginia Corporation through a statutory share exchange. Based on Banco Santander’s closing stock price on February 2, 2026, the Transaction has an aggregate value of approximately $12.3 billion.
Under the terms of the Transaction Agreement, holders of Webster common stock will receive $48.75 in cash and 2.0548 ADSs (or Ordinary Shares in certain circumstances) for each share of Webster common stock that they own. The Transaction Agreement contains customary representations and warranties, covenants, and closing conditions. Completion of the Transaction remains subject to approval by the Federal Reserve and the European Central Bank, approval by the stockholders of each company, and other customary closing conditions. The Transaction is expected to close in the second half of 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective.
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
Our management conducted an assessment, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer under the oversight of our Board, of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Because of its inherent limitations, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Attestation Report of Independent Registered Public Accounting Firm
The Company’s independent registered public accounting firm, KPMG LLP, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which appears below under the heading “Report of Independent Registered Public Accounting Firm.”
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Webster Financial Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Webster Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
New York, New York
February 27, 2026

ITEM 9B. OTHER INFORMATION
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K, during the quarter ended December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers, and employees, including its principal executive officer, principal financial officer, and principal accounting officer. The Company has also adopted a Corporate Governance Policy and has charters for each of the Board’s standing committees, which includes an Audit, Compensation and Human Resources, Executive, Nominating and Corporate Governance, Risk, and Technology Committee.
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
A printed copy of any of these documents can be obtained, without charge, directly from the Company at the following address:
Webster Financial Corporation
200 Elm Street
Stamford, Connecticut 06902
Attn: Investor Relations
Telephone: (203) 578-2202
Other information required by this Item will be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item will be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding compensation plans under which Webster common stock is authorized for issuance as of December 31, 2025, can be found within Note 19: Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of this report.
Other information required by this Item will be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item will be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item will be included in an amendment to this Annual Report on Form 10-K filed in accordance with General Instructions G(3).

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
Exhibits
A list of exhibits to this Form 10-K is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
2.1 (1)	Transaction Agreement, dated as of February 3, 2026, by and among Webster Financial Corporation, Banco Santander, S.A., and Webster Virginia Corporation		8-K	2.1	2/6/2026

3	Certificate of Incorporation and Bylaws
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2.1	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of April 28, 2023		8-K	3.1	4/28/2023
3.2.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Designations establishing the rights of Webster Financial Corporation's 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.4	Certificate of Designations establishing the rights of Webster Financial Corporation's Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.5	Certificate of Designations establishing the rights of Webster Financial Corporation's Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.6	Certificate of Designations establishing the rights of Webster Financial Corporation's Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.7	Certificate of Designations establishing the rights of Webster Financial Corporation's 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.8	Certificate of Designations establishing the rights of Webster Financial Corporation's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.9	Certificate of Designations establishing the rights of Webster Financial Corporation's 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.10	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.11	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022

4	Instruments Defining the Rights of Security Holders
4.1	Description of the Securities of the Registrant		10-K	4.1	2/25/2022
4.2	Specimen Common Stock Certificate		10-K	4.1	3/10/2006
4.3	Junior Subordinated Indenture, dated as of January 29, 1997, between the Company and The Bank of New York, as Trustee, relating to the Company’s Junior Subordinated Deferrable Interest Debentures		10-K	10.41	3/27/1997
4.4	Deposit Agreement, dated as of December 12, 2017, by and among Webster Financial Corporation, Computershare Shareowner Services LLC, as Depositary, and the Holders of Depositary Receipts		8-K	4.1	12/12/2017
4.5.1	Deposit Agreement, dated as of March 19, 2013, by and among Astoria Financial Corporation, Computershare Shareowner Services, LLC, as depositary, and the holders from time to time of the depositary receipts described therein		8-K	4.1	2/1/2022
4.5.2	First Amendment to the Deposit Agreement, effective as of October 2, 2017, by and between Sterling Bancorp (as successor in interest to Astoria Financial Corporation) and Computershare Inc. (as successor in interest to Computershare Shareowner Services LLC)		8-K	4.2	2/1/2022
4.5.3	Second Amendment to Deposit Agreement, dated as of January 31, 2022, by and among Webster Financial Corporation, Sterling Bancorp, Computershare Inc. and Broadridge Corporate Issuer Solutions, Inc.		8-K	4.3	2/1/2022
4.6	Form of Global Receipt (included as Exhibit A of Exhibit 4.5.3)		8-K	4.4	2/1/2022
4.7	Senior Debt Indenture, dated as of February 11, 2014, between Webster Financial Corporation and The Bank of New York Mellon, as Trustee		8-K	4.1	2/11/2014
4.8	Supplemental Indenture, dated as of February 11, 2014, between Webster Financial Corporation and The Bank of New York Mellon, as Trustee, relating to Webster Financial Corporation's 4.375% Senior Notes due February 15, 2024		8-K	4.2	2/11/2014
4.9	Form of Specimen Stock Certificate for Webster Financial Corporation's 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	4.3	12/12/2017
4.10	Senior Debt Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as Trustee		8-K	4.1	3/25/2019
4.11	Supplemental Indenture, dated March 25, 2019, between Webster Financial Corporation and The Bank of New York Mellon, as Trustee		8-K	4.2	3/25/2019

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
Exhibit Number	Exhibit Description	Exhibit Included	Form	Exhibit	Filing Date
4.12	Junior Subordinated Indenture, dated as of September 17, 2003, between Webster Financial Corporation and US Bank, as trustee, relating to Webster Financial Corporation's Junior Subordinated Deferrable Interest Debentures		10-Q	4	5/6/2021
4.13	Subordinated Debt Indenture dated as of September 11, 2025, between Webster Financial Corporation and U.S. Bank Trust Company, National Association, as Trustee		8-K	4.1	9/11/2025
4.14	First Supplemental Indenture dated as of September 11, 2025, between Webster Financial Corporation and U.S. Bank Trust Company, National Association, as Trustee		8-K	4.2	9/11/2025
4.15	Form of 5.784% Fixed Rate Reset Subordinated Note (included in Exhibit 4.14 hereto)		8-K	4.3	9/11/2025

10	Material Contracts (2)
10.1	Webster Financial Corporation 2021 Stock Incentive Plan, as amended and restated effective April 26, 2023		10-K	10.1	2/27/2024
10.2	Webster Bank, N.A. Deferred Director Fee Plan, as amended and restated effective January 1, 2025	X
10.3	Webster Bank Supplemental Defined Contribution Plan for Executive Officers, effective as of October 20, 2008	X
10.4	Amendment No. 1 to the Webster Bank Supplemental Defined Contribution Plan for Executive Officers, effective April 23, 2009	X
10.5	Amendment No. 2 to the Webster Bank Supplemental Defined Contribution Plan for Executive Officers, effective August 20, 2009	X
10.6	Amendment No. 3 to the Webster Bank Supplemental Defined Contribution Plan for Executive Officers, effective February 1, 2022	X
10.7	Sterling National Bank Nonqualified Deferred Compensation Plan, dated as of January 6, 2019	X
10.8	2022 Name Change Amendment to the Sterling National Bank Nonqualified Deferred Compensation Plan	X
10.9	Employee Stock Purchase Plan, as amended and restated effective April 1, 2019		10-Q	10.1	5/7/2019
10.10	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, by and between Webster Financial Corporation and Daniel Bley		10-Q	10.1	5/5/2017
10.11	Change in Control Agreement, dated as of January 3, 2014, by and between Webster Financial Corporation and Charles L. Wilkins		10-K	10.13	2/28/2014
10.12	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, by and between Webster Financial Corporation and Charles Wilkins		10-Q	10.5	5/5/2017
10.13	Change in Control Agreement, dated as of February 26, 2018, by and between Webster Financial Corporation and John Ciulla		10-K	10.18	3/1/2018
10.14	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, by and between Webster Financial Corporation and John Ciulla		10-Q	10.2	5/5/2017
10.15	Retention Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and John R. Ciulla		8-K	10.1	2/1/2022
10.16	Change in Control Agreement, dated as of January 1, 2017, by and between Webster Financial Corporation and Christopher Motl		10-K	10.20	2/27/2024
10.17	Amendment to Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Christopher Motl		10-K	10.21	2/27/2024
10.18	Amended and Restated Non-Competition Agreement, dated as of April 3, 2017, by and between Webster Financial Corporation and Christopher Motl		10-Q	10.4	5/5/2017
10.19	Retention Agreement, dated as of April 18, 2021, by and between Webster Financial Corporation and Luis Massiani		8-K	10.4	2/1/2022
10.20	Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Luis Massiani		10-K	10.25	2/27/2024
10.21	Non-Competition Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Luis Massiani		10-K	10.26	2/27/2024
10.22	Change in Control Agreement, dated as of September 21, 2023, by and between Webster Financial Corporation and Kristy Berner		10-K	10.27	2/27/2024
10.23	Non-Solicitation Agreement, dated as of September 21, 2023, by and between Webster Financial Corporation and Kristy Berner		10-K	10.28	2/27/2024
10.24	Change in Control Agreement, dated as of October 12, 2023, by and between Webster Financial Corporation and Elzbieta Cieslik		10-K	10.29	2/27/2024

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
Exhibit Number	Exhibit Description	Exhibit Included	Form	Exhibit	Filing Date
10.25	Non-Competition Agreement, dated as of October 12, 2023, by and between Webster Financial Corporation and Elzbieta Cieslik		10-K	10.30	2/27/2024
10.26	Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Javier Evans		10-K	10.31	2/27/2024
10.27	Non-Competition Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Javier Evans		10-K	10.32	2/27/2024
10.28	Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and James Griffin		10-K	10.33	2/27/2024
10.29	Non-Competition Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and James Griffin		10-K	10.34	2/27/2024
10.30	Change in Control Agreement, dated as of October 12, 2023, by and between Webster Financial Corporation and Vikram Nafde		10-K	10.35	2/27/2024
10.31	Non-Competition Agreement, dated as of October 12, 2023, by and between Webster Financial Corporation and Vikram Nafde		10-K	10.36	2/27/2024
10.32	Change in Control Agreement, dated as of August 11, 2023, by and between Webster Financial Corporation and Jason Soto		10-K	10.37	2/27/2024
10.33	Non-Competition Agreement, dated as of August 11, 2023, by and between Webster Financial Corporation and Jason Soto		10-K	10.38	2/27/2024
10.34	Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Marissa Weidner		10-K	10.39	2/27/2024
10.35	Non-Competition Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Marissa Weidner		10-K	10.40	2/27/2024
10.36	Change in Control Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Benjamin Krynick		10-K	10.41	2/27/2024
10.37	Non-Competition Agreement, dated as of February 1, 2024, by and between Webster Financial Corporation and Benjamin Krynick		10-K	10.42	2/27/2024
10.38	Change in Control Agreement, dated as of July 15, 2024, by and between Webster Financial Corporation and William Neal Holland		8-K	10.1	7/15/2024
10.39	Amendment to Change in Control Agreement, dated as of May 7, 2025, by and between Webster Financial Corporation and William Neal Holland		10-Q	10.1	5/9/2025
10.40	Non-Competition Agreement, dated as of July 15, 2024, by and between Webster Financial Corporation and William Neal Holland		8-K	10.2	7/15/2024
10.41	Change in Control Agreement, dated as of July 14, 2025, by and between Webster Financial Corporation and Jason Schugel		10-Q	10.2	8/8/2025
10.42	Non-Competition Agreement, dated as of July 14, 2025, by and between Webster Financial Corporation and Jason Schugel		10-Q	10.3	8/8/2025
10.43	Change in Control Agreement, dated as of January 6, 2026, by and between Webster Financial Corporation and Kristen Antonopoulos		8-K	10.1	1/9/2026
10.44	Non-Competition Agreement, dated as of January 6, 2026, by and between Webster Financial Corporation and Kristen Antonopoulos		8-K	10.2	1/9/2026

19	Insider Trading Policy	X

21	Subsidiaries	X

23	Consent of KPMG LLP	X

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X (3)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X (3)

97	Policy for Recoupment of Incentive Compensation		10-K	97	2/27/2024

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
Exhibit Number	Exhibit Description	Exhibit Included	Form	Exhibit	Filing Date
101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Income, (iv) Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Stockholders’ Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements, tagged in summary and in detail.
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
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2026.

WEBSTER FINANCIAL CORPORATION

By:	/s/ John R. Ciulla
John R. Ciulla
Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2026.

Signature:	Title:

/s/ John R. Ciulla	Chairman and Chief Executive Officer
John R. Ciulla	(Principal Executive Officer)

/s/ Neal Holland	Senior Executive Vice President and Chief Financial Officer
Neal Holland	(Principal Financial Officer)

/s/ Kristen Antonopoulos	Chief Accounting Officer
Kristen Antonopoulos	(Principal Accounting Officer)

/s/ Richard O’Toole	Lead Independent Director
Richard O’Toole

/s/ Mona Aboelnaga Kanaan	Director
Mona Aboelnaga Kanaan

/s/ William L. Atwell	Director
William L. Atwell

/s/ John P. Cahill	Director
John P. Cahill

/s/ Frederick J. Crawford	Director
Frederick J. Crawford

/s/ William D. Haas	Director
William D. Haas

/s/ E. Carol Hayles	Director
E. Carol Hayles

/s/ Maureen B. Mitchell	Director
Maureen B. Mitchell

/s/ Laurence C. Morse	Director
Laurence C. Morse

/s/ Mark Pettie	Director
Mark Pettie

/s/ Lauren C. States	Director
Lauren C. States

/s/ William E. Whiston	Director
William E. Whiston