Form 10-K/A
period 2025-12-31
WEBSTER FINANCIAL CORP
filed 2026-04-24
CIK 801337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
The number of shares of common stock, par value $0.01 per share, outstanding as of April 13, 2026 was 162,031,299.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
Webster Financial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2026 (the “Form 10-K”). This Amendment is being filed for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K not included in the Form 10-K.
This information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Form 10-K in reliance on SEC general instructions to Form 10-K, which permit the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year-end. We are filing this Amendment to include Part III information in the Form 10-K because our definitive proxy statement containing this information will not be filed before that date.
As such, this Amendment hereby amends and supplements Items 10 through 14 of Part III of the Form 10-K and amends and updates the Form 10-K cover page (primarily to update the number of shares of Common Stock outstanding to April 13, 2026). In addition, in accordance with applicable SEC rules, Item 15 of Part IV of the Form 10-K has been supplemented to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The cover page of the Form 10-K is also amended to delete the reference to incorporation by reference of this Amendment.
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Form 10-K and does not purport to reflect any information or events subsequent to the filing of the Form 10-K. As such, this Amendment speaks only as of the date the Form 10-K was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Form 10-K to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.
The Company expected to hold its 2026 Annual Meeting of Stockholders in May 2026. On February 3, 2026, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Banco Santander, S.A., a Spanish sociedad anónima (“Banco Santander”), and Webster Virginia Corporation, a wholly owned subsidiary of Webster incorporated in the State of Virginia. The Transaction Agreement provides that, upon the terms and subject to the conditions set forth therein, Banco Santander will acquire Webster in two steps (the "Transaction"). Due to the fact that the Company now expects to hold a Special Meeting of Stockholders in the second quarter of 2026, and the Company and Banco Santander expect the Transaction to close in the second half of 2026, subject to customary conditions, including the receipt of Webster stockholder approval and required regulatory approvals, the Board of Directors has decided a 2026 Annual Meeting will not be held at this time while the Transaction is pending. In the event the Company decides to hold a 2026 Annual Meeting, a press release will be issued, with sufficient notice to stockholders, announcing: (i) the date, time and location of the 2026 Annual Meeting; and (ii) the new deadline for receipt of stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company’s proxy materials for a 2026 Annual Meeting.
As used in this Amendment, the terms the “Company,” “we,” “our” and “us” refer to Webster Financial Corporation and “Webster Bank” refers to Webster Bank, N.A., a wholly-owned subsidiary of the Company. Other terms used but not defined herein are as defined in the Form 10-K.
KPMG LLP (“KPMG”) issued reports on the consolidated financial statements of the Company, and the effectiveness of the Company's internal control over financial reporting, within the Form 10-K. As this Amendment speaks to the date of the Form 10-K, KPMG’s reports speak only as to February 27, 2026. We have made no substantive changes to the Form 10-K other than those noted above.

i

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
OUR DIRECTORS
Our Board of Directors (the “Board”) currently consists of 13 members. Each director holds office for a one-year term until our next Annual Meeting of Stockholders and will serve until his or her successor is duly elected and qualified.
The following table sets forth certain information as of April 13, 2026 with respect to our directors and their current Board committee memberships.

Director	Age	Director Since	Committee Membership
John R. Ciulla	60	2018	Executive (Chair)
Mona Aboelnaga Kanaan†	58	2022	Nominating and Corporate Governance Technology (Chair) Executive
William L. Atwell	75	2014	Risk Nominating and Corporate Governance (Chair) Executive
John P. Cahill†	67	2022	Compensation and Human Resources Technology
Frederick J. Crawford	62	2025	Audit Risk
William D. Haas	63	2024	Risk (Chair) Compensation and Human Resources Executive
E. Carol Hayles	65	2018	Audit (Chair) Risk Executive
Maureen B. Mitchell†	74	2022	Audit Technology
Laurence C. Morse	74	2004	Compensation and Human Resources (Chair) Nominating and Corporate Governance Executive
Richard O’Toole◆†	69	2022	Risk Nominating and Corporate Governance Executive
Mark Pettie	69	2009	Risk Compensation and Human Resources
Lauren C. States	69	2016	Audit Risk Technology
William E. Whiston	72	2022	Audit Compensation and Human Resources
◆ Mr. O’Toole serves as our Lead Independent Director.
† Previously served as a director of Sterling Bancorp (“Sterling”) before Sterling merged with Webster in January 2022.
The following provides biographical information regarding each of our directors, including the specific business experience, qualifications, attributes, and skills that each director possesses, in addition to prior service on the Board. Each director brings significant experience to the Board and the Board committees on which he or she serves, and the Board believes that each of the directors is well qualified to serve as a director on Webster’s Board.
JOHN R. CIULLA
SELECTED DIRECTOR QUALIFICATIONS:
■Over 20 years of leadership experience in financial services industry
■Extensive experience as President and Chief Executive Officer of Webster, providing a thorough understanding of Webster’s opportunities, challenges and operations
■Substantial knowledge about regional banks and the Connecticut market from experience on the Boards on which he served

CAREER HIGHLIGHTS
■Chairman of the Board from April 2020 to January 2022 and again effective February 1, 2024
■Chief Executive Officer since January 2018
■Joined Webster in 2004 and served in a variety of management positions, including President, Executive Vice President and Head of Commercial Banking, and Chief Credit Risk Officer and Senior Vice President, Commercial Banking, responsible for several lines of business
■Managing Director of The Bank of New York (1997-2004)
■Serves on the Mid-Size Bank Coalition of America’s (the “MBCA”) Executive Committee
■Board member, AdvanceCT
■Served as a Director and member of the Compensation Committee for the American Bankers Association (2022-2025)
■Served as former Chair and board member of the Connecticut Business Roundtable
MONA ABOELNAGA KANAAN
SELECTED DIRECTOR QUALIFICATIONS:
■Experienced Chief Executive Officer, entrepreneur, private equity investor and corporate director with over 30 years of experience in the financial services sector
■Invested, divested and managed transformative strategic transactions in a broad range of asset classes, investment strategies, product areas and distribution channels, and brings a unique perspective on the financial services market to the Board
■Substantial experience in managing and investing in financial services, FinTech and technology
CAREER HIGHLIGHTS
■Founder and Managing Partner of K6 Investments LLC, a private investment firm that invests globally in the financial services, technology, media and consumer products industries (2011-present)
■Serves as the first US-based member of the Board of Directors of Perpetual Limited (ASX: PPT), an Australian-based diversified global financial services company and leading private wealth and trust business, Chairs its Technology and Cybersecurity Committee and serves on its Audit, Investment, and People and Remuneration Committees (2021-present)
■Serves on the Board of Directors of Cannae Holdings, Inc. (NYSE: CNNE) and serves on its Audit Committee (2025-present)
■Serves on the Advisory Board of Investcorp Strategic Capital Group, Rebalance Capital, and Dubai-based VC Fund, Global Ventures
■Trustee of the Fashion Institute of Technology of the State University of New York (2019-present)
■Member of the Council on Foreign Relations (2000-present)
■Vice Chairman of the Egyptian American Enterprise Fund, a $300 million private equity fund focused on Egypt and serves as a member of its Investment, Audit and Nominating and Governance Committees (2024-present)
■Served as Lead Director of Mondee Holdings, Inc., an innovative TravelTech company, and served as Chair of its Nominating and Corporate Governance Committee, Chair of its Special Committee and is a member of its Audit Committee (2022-2025)
■Former Director and Audit Committee Chair of FinTech Acquisition Corp. VI (NASDAQ: FTVI), (2021-2022)
■Founded Proctor Investment Managers LLC (“Proctor”), which was sold to National Bank of Canada in 2006 and continued as Proctor’s President and Chief Executive Officer until 2013
WILLIAM L. ATWELL
SELECTED DIRECTOR QUALIFICATIONS:
■Over 50 years of executive experience in the financial services industry, including banking, brokerage, healthcare and insurance
■Provides insight into the financial sector as a result of his extensive and broad industry experience
■Extensive experience as a leader of companies within heavily regulated industries
CAREER HIGHLIGHTS
■Former Consulting and Managing Director of Atwell Partners, LLC, which provided consulting services and market insights to the financial services industry (2012-2019)
■President of Cigna International at Cigna Corporation (2008-2012) and served as Senior Vice President (1996-2000)
■Chairman of AQR Mutual Funds (AQR Capital Management LLC) (2023-2025) and a member of its Board (2011-2025), serving on its Audit and Nominating and Governance committees

■Former Chairman of the Board of Avantax, Inc. (f/k/a Blucora, Inc.) (NASDAQ: AVTA), a provider of technology-enabled financial solutions (2017-2019)
■Former Trustee and former Chair (2012-2015) of the Board of Trustees of Fairfield University (2006-2018)
■Held senior executive positions with The Charles Schwab Corporation, including President of Individual Investor Enterprise and Charles Schwab Bank (2000-2005)
■Career at Citibank, holding various senior executive roles both domestically and internationally over the course of 23 years
JOHN P. CAHILL
SELECTED DIRECTOR QUALIFICATIONS:
■Distinguished career as an attorney in government and in the private sector
■Extensive knowledge of the financial services industry and the banking community, as well as knowledge of, and advocate for, environmental and energy preservation efforts
■Substantial knowledge about the New York regional market from his prior experience
CAREER HIGHLIGHTS
■Chancellor to Archdiocese of New York, overseeing the temporal matters of the Archdiocese of New York (2019-present)
■Co-founded the Pataki-Cahill Group LLC in 2007, a strategic consulting firm focusing on the economic and policy implications of domestic energy needs, and continues as a Principal
■Trustee of the National September 11th Memorial & Museum at the World Trade Center Foundation, Inc.
■Trustee of the Open Space Institute and Archbishop Stepinac High School
■Former Director of Ecoark Holdings, Inc. (NASDAQ: ZEST), serving on its Nominating and Corporate Governance Committee (Chair) and on the Compensation Committee (2016-2021)
■Former Senior Counsel at Norton Rose Fulbright LLP (formerly Chadbourne & Parke LLP) (2007-2019)
■Served in various capacities in the administration of Governor of New York, George E. Pataki, including Secretary and Chief of Staff to the Governor (2002-2006)
FREDERICK J. CRAWFORD
SELECTED DIRECTOR QUALIFICATIONS:
■Comprehensive career with over 20 years of financial and leadership experience and a proven track record of performance at global enterprises
■Significant experience serving as an executive officer and leader for large, complex organizations, including in a highly regulated industry
CAREER HIGHLIGHTS
■Serves as Director and member of the Audit and Executive Committees for the University of Iowa, Center for Advancement
■Served as Executive Vice President (2024), President and Chief Operating Officer (2021-2023) and Chief Financial Officer (2015-2021) of AFLAC, a leader in the supplemental health insurance industry
■Served as Director and member of the Investment Committee for the Community Foundation of Chattahoochee (2016-2022)
■Served as Executive Vice President and Chief Financial Officer at CNO Financial Group (2011-2015)
■Served as Executive Vice President and Chief Financial Officer at Lincoln Financial Group (2006-2010) and as Vice President and Treasurer (2001-2006)
■Served in multiple positions, including officer roles, at Bank One Corporation (1987-2000)
WILLIAM D. HAAS
SELECTED DIRECTOR QUALIFICATIONS:
■Over 15 years of experience identifying, assessing, and developing strategies to effectively manage risk exposure in large and complex financial institutions
■Significant experience in regulatory and governmental roles, including in role as Deputy Comptroller of the Office of the Comptroller of the Currency (the “OCC”)
■Qualifies as a “risk management expert” under the Federal Reserve’s Regulation YY

CAREER HIGHLIGHTS
■Deputy Comptroller, Midsize Bank Supervision at the OCC, supervising a team of approximately 175 bank examiners and a portfolio of banks and thrifts ranging in asset size from approximately $5 billion to $100 billion in assets (2008-2020)
■Senior Advisor to the OCC (2020-2021)
■Responsible for reviewing and making recommendations regarding numerous merger and acquisition applications, which involved assessing business strategy, financial projections and future prospects, integration plans, and leadership background/qualifications
■Assessed an institution’s compliance with applicable laws, regulations, and regulatory guidance/standards, including the adequacy and effectiveness of governance and enterprise risk management
■Senior Advisor to the MBCA since 2021, supporting the MBCA Executive Director in shaping outreach initiatives and executing program deliverables, including webinars, workshops, roundtables, and other similar collaboration, peer-to-peer information sharing, and educational events
E. CAROL HAYLES
SELECTED DIRECTOR QUALIFICATIONS:
■Extensive financial reporting and accounting experience, including as the Chief Financial Officer of a large financial institution and Chair of two public company audit committees, which qualifies her as an “audit committee financial expert”
■As an executive in the financial services industry for over 30 years, has leadership, capital allocation, operations, regulatory compliance, strategy and mergers and acquisitions experience
CAREER HIGHLIGHTS
■Former Executive Vice President and Chief Financial Officer of CIT Group Inc., a financial services company (2015-2017), responsible for overseeing all financial operations
■Serves on the Board and is Chair of the Audit Committee and a member of the Governance and Nominating Committee of eBay, Inc. (NASDAQ: EBAY), a global commerce corporation, since 2020
■Served on the Board, Audit Committee and Compensation Committee of Avantax, Inc. (f/k/a Blucora, Inc.) (NASDAQ: AVTA), a provider of technology-enabled financial solutions (2018-2023)
■Served as Controller and Principal Accounting Officer (2010-2015) of CIT Group Inc., responsible for managing the financial accounting and reporting functions, including SEC and regulatory reporting
■Spent 24 years in various finance roles at Citigroup, Inc., including as Deputy Controller
■Began career at PricewaterhouseCoopers LLP and held Canadian Chartered Accountant Designation (1985-2009)
MAUREEN B. MITCHELL
SELECTED DIRECTOR QUALIFICATIONS:
■Experienced corporate board director and C-Suite executive for global companies with more than 30 years of experience in the financial services sector
■Broad experience in the areas of banking, asset management, insurance and private equity with a strong history of driving growth and transforming organizations through the lens of strategic vision
CAREER HIGHLIGHTS
■Senior Advisor at The Boston Consulting Group, a position held since 2017, providing advice on issues of strategy transformation, product development and digital execution
■Provides consulting services to KRW International, a global leadership firm
■Serves on the Advisory Board of Investcorp Strategic Capital Group since 2023
■Serves as a Board member, Chair of the Investment Committee, and Budget Committee member of the Foundation for City College
■Serves as a member of the Board of Trustees of Natixis/Loomis Sayles Mutual Funds since 2017, and Chairs the Contracts Committee
■Director of Fieldpoint Private Bank and Trust (2017-2018), Director of Investment Company Institute (ICI Board of Governors) (2015-2016), Director of GE Asset Management, Inc. (2009-2016), GE Investment Distributors, Inc. (2014-2016), GE Asset Management (2012-2016) and GE Asset Management Funds II PLC (2012-2014)
■President of Global Sales and Marketing and a director of GE Asset Management, Inc. (2009-2016)
■Previous experience includes ten years at Bear Stearns Asset Management, where she was a Senior Managing Director and Global Head of Institutional Sales and Client Services, leading the multi-billion asset management business
■Global Head of Distribution at Highland Capital Management, LP (2008-2009)

LAURENCE C. MORSE
SELECTED DIRECTOR QUALIFICATIONS:
■Over 30 years of experience in the investment management field, including as the co-founder and Managing Partner of an investment management firm, which provides the Board with deep knowledge of capital markets and the financial services industry
■Extensive experience has made him adept at performing rigorous risk assessments of managers and management teams, and assessing new technologies, products and services, business strategies, markets and industries
■Extensive experience as a leader of a company in a highly regulated industry
CAREER HIGHLIGHTS
■Managing Partner of Fairview Capital Partners, LLC, an investment management firm established in 1994 that oversees venture capital funds, some of which invest capital in venture capital partnerships and similar investment vehicles that provide capital primarily to minority-controlled companies
■Serves as a member of the Board of Trustees of Harris Associates Investment Trust (which oversees the Oakmark Family of Mutual Funds) since 2013
■Chair of the Board of Trustees of Howard University
■Former Director of the Institute of International Education
■Former Director of Princeton University Investment Company and a former trustee of Princeton University
■Former Director and Chairman of the National Association of Investment Companies
RICHARD O’TOOLE
SELECTED DIRECTOR QUALIFICATIONS:
■Over 40 years of legal, merger and acquisition experience and expertise in real estate and tax matters
■Strong leadership skills and corporate governance oversight experience
■Expertise from serving as a director of both private and publicly traded companies
CAREER HIGHLIGHTS
■Executive Vice President of The Related Companies, a position held since 2008, supporting the leadership to drive extraordinary growth through development and management of residential and commercial projects across the country
■Serves on the Board of Equinox Holding Inc., a privately held company, and on its Compensation Committee
■Serves on the Board of Motivate, the operator of Citi Bike, a privately held company, and on the Compensation Committee
■Served on the Board of Ladder Capital Corp. (NYSE: LADR) (2017-2019)
■Former General Counsel of The Related Companies, responsible for tax structuring and origination of new business opportunities (2014-2022)
■Former Partner in the Tax Department with Paul Hastings LLP (formerly Paul Hastings Janofsky & Walker LLP) (2000-2005)
MARK PETTIE
SELECTED DIRECTOR QUALIFICATIONS:
■Background as the former Chief Executive Officer and Chairman of a public company brings strong executive experience to the Board, along with his expertise in finance and marketing
■Extensive business, corporate governance and risk management experience as a director for both public and private companies, with continued educational certification in FinTech and Compensation and Human Resources
CAREER HIGHLIGHTS
■President of Blackthorne Associates, LLC, which provides consulting services to firms investing in a wide range of consumer-oriented businesses
■Serves as Director of Alliance Consumer Group since 2024, as well as non-executive Chair of the Board of Directors and Chair of the Compensation Committee
■Serves as Director of Bear Down Brands since 2017
■Served as a member of the Board of Darigold as well as Chair of its Audit Committee and Member of its Compensation and Finance and Risk Committees (2017-2024)
■Served as Director of Gehl Foods, LLC as well as Audit Committee Chair (2015-2024)
■Served as independent Director and non-executive board Chairman of Plano Synergy, and served as Chair of the Compensation Committee and a member of the Audit Committee (2013-2021)

■Former Chairman and Chief Executive Officer of Prestige Brands Holdings, Inc. (NYSE: PBH), which developed, sold, distributed and marketed over-the-counter drugs, household cleaning products and personal care items (2007-2009)
■Former President of the Dairy Foods Group with ConAgra (2005-2006)
■Held various positions of increasing responsibility in finance, marketing and general management at Kraft Foods (1981-2004) and was named Executive Vice President and General Manager of Kraft Foods’ Coffee Division in 2002
LAUREN C. STATES
SELECTED DIRECTOR QUALIFICATIONS:
■Experience as a former Chief Technology Officer of a public company, with a broad background in technology, strategy and transformation, provides the Board with strong executive and technology experience
■Holds several Cybersecurity and Artificial Intelligence Certifications, including CERT Certification in Cybersecurity Oversight (Software Engineering Institute at Carnegie Mellon University issued in conjunction with NACD), Cyber for Executives Certification (National Cybersecurity Center), Cybersecurity: The Intersection of Policy and Technology (Harvard Kennedy School), Systemic Cyber Risk Governance for U.S. Public Company Corporate Directors (Digital Directors Network) and Artificial Intelligence: Implications for Business Strategy (MIT Management Executive Education)
CAREER HIGHLIGHTS
■Former Vice President, Strategy and Transformation for IBM Corporation’s Software Group (NYSE: IBM), having a career of more than 36 years in roles of increasing responsibility across the company, including as a leader in the company’s transformation to cloud computing, also serving as Chief Technology Officer in the corporate strategy function and in a broad variety of global leadership roles including technology, strategy, transformation, sales and talent development
■Serves as a member of the board of Clean Harbors, Inc. (NYSE: CLH), an environmental, energy and industrial services company, a position held since 2016, and serves on its Compensation and Human Capital Committee, Cybersecurity Subcommittee and Chairs its Environmental Health and Safety Committee
■Serves on the board of Quid, a privately held AI-powered consumer and marketing intelligence research company, a position held since 2020, and is Chair of its Audit Committee
■Trustee for International House, New York (a graduate student housing nonprofit organization), and serves on its House Committee
■Trustee for Mercy High School, Middletown, Connecticut (a private, Catholic, all-girls high school), and serves on its Development Committee
■Independent Director of Code Nation (a technology nonprofit organization), and serves on its Nomination and Governance Committee
■Served as a member of the board of Diebold Nixdorf, Inc. (NYSE: DBD), a global financial and retail technology company, from 2020 to 2023, and served on its Audit, Nominating and Governance and Technology Committees
■Served until April 2023 as an independent Director for the New England Science & Sailing Foundation, Stonington, Connecticut (a nonprofit that provides an experiential STEM-based curriculum)
WILLIAM E. WHISTON
SELECTED DIRECTOR QUALIFICATIONS:
■Over 50 years of business experience in the areas of finance, financial services and e-Commerce
■As a former bank executive, has experience in a wide range of roles and provides the Board with a unique perspective on business management matters
CAREER HIGHLIGHTS
■Retired Chief Financial Officer (2002-2024) and current Senior Advisor for the Archdiocese of New York, a religious nonprofit organization
■Acting Chief Executive Officer of New York Catholic Healthcare Plan, Inc. (Legacy Fidelis Care) since 2018
■Serves as a Trustee of St. Patrick’s Cathedral, St. Patrick’s Landmark Foundation and St. Joseph’s Seminary and serves as a member of the respective Audit Committees
■Member of Board of Provident Healthcare, the member of Archcare, the healthcare arm of the Archdiocese of New York
■Serves on the board of MoA Funds Corp. since 2011, and serves on the Audit Committee
■Chairman and Director of Catholic Indemnity Insurance Company (captive)

■Former Executive Vice President and Member of U.S. Management Committee of Allied Irish Bank (1972-2002), responsible for a number of key functions, including Head of Acquisitions and Brand Development, Head of e-Commerce and Information Technology, Head of Church/Not-for-Profit Lending Group, Head of Financial Consulting Services and Head of Operations
OUR EXECUTIVE OFFICERS
The following table sets forth information regarding the executive officers of Webster and Webster Bank. Executive officers are appointed annually by the Board. All ages are provided as of April 13, 2026.

Name	Age	Positions with Webster and Webster Bank, unless otherwise indicated below
John R. Ciulla	60	Chairman of the Board and Chief Executive Officer of Webster and Chairman, President and Chief Executive Officer of Webster Bank
Neal Holland[1]	48	Chief Financial Officer
Luis Massiani	49	President and Chief Operating Officer of Webster and Chief Operating Officer of Webster Bank
Christopher J. Motl	55	President of Commercial Banking
Kristy Berner	51	General Counsel and Corporate Secretary
Jason Schugel	52	Chief Risk Officer
Elzbieta Cieslik	64	Chief Audit Officer
Javier L. Evans	64	Chief Human Resources Officer
James Griffin	49	Head of Consumer Banking
Benjamin Krynick	41	Head of Bank Operations
Vikram Nafde	50	Chief Information Officer
Jason Soto	52	Chief Credit Officer
Marissa Weidner	49	Chief Corporate Responsibility Officer
Charles L. Wilkins	64	Head of HSA Bank
(1)Mr. Holland's full legal name is William Neal Holland
Provided below is biographical information for each of Webster’s executive officers other than Mr. Ciulla. For information regarding Mr. Ciulla, see “Our Directors” in this Item 10. Directors, Executive Officers and Corporate Governance.
Neal Holland. Mr. Holland, age 48 , serves as Chief Financial Officer of Webster and Webster Bank since joining in July 2024. Mr. Holland has over 20 years of strategic and financial experience, including most recently serving as the Chief Financial Officer of First Republic Bank from November 2022 until May 2023. In addition, he served as the Chief Financial Officer of MUFG Union Bank, N.A. and MUFG Americas Holding Corporation from 2020 until 2022, and held other senior level operating roles at MUFG and Countrywide Financial throughout his career.
Luis Massiani. Mr. Massiani, age 49, serves as President and Chief Operating Officer of Webster and the Chief Operating Officer of Webster Bank. He was President of Sterling National Bank and Chief Operating Officer of Sterling Bancorp from January 2021 until the completion of the merger of Webster and Sterling in January 2022. He served as a Sterling Bancorp Senior Executive Vice President since October 2014, and Chief Financial Officer from October 2013 to March 2021. Prior to the combination with Sterling in October 2013, Mr. Massiani was Executive Vice President and Chief Financial Officer at Provident NY Bancorp and Provident Bank. Mr. Massiani also serves as a director for Street 2 Street, a nonprofit organization that focuses on the personal development and mentoring of kids through sports, and serves on the Board and as a member of the Executive Committee of the Westchester County Association.
Christopher J. Motl. Mr. Motl, age 55, serves as President of Commercial Banking of Webster and Webster Bank. He joined Webster in 2004 and was responsible for establishing and growing the Sponsor and Specialty Banking Group and, prior to his current position, served as Executive Vice President and Director of Middle Market Banking. Prior to joining Webster, Mr. Motl worked at CoBank, where he was Vice President and Relationship Manager. Mr. Motl is on the board of the Connecticut Bankers Association, Metro Hartford Alliance and the Travelers Championship.
Charles L. Wilkins. Mr. Wilkins, age 64, joined Webster in 2014 and serves as Head of HSA Bank. Prior to joining Webster, he was President of his own consulting practice specializing in healthcare and financial services from 2012 through 2013. Mr. Wilkins serves on the Board of Career Resources, Inc. a renowned nonprofit organization specializing in workforce development throughout Connecticut.

Kristy Berner. Ms. Berner, age 51, serves as the General Counsel and Corporate Secretary of Webster and Webster Bank since joining Webster in 2023. Prior to joining Webster, she most recently served as Executive Vice President, Deputy General Counsel and Assistant Corporate Secretary at M&T Bank Corporation from April 2022 to September 2023. Before joining M&T, Ms. Berner was the General Counsel and Corporate Secretary at both People’s United Bank and First Niagara Bank, as well as the Deputy General Counsel at KeyBank. Ms. Berner serves as an Advisory Board member of Connecticut Financial Scholars, an organization dedicated to providing high school students, teachers and families with the tools needed to develop financial skills, build greater wealth and achieve financial empowerment.
Elzbieta Cieslik. Ms. Cieslik, age 64, serves as the Chief Audit Officer of Webster and Webster Bank since joining Webster in 2012. Ms. Cieslik leads the bank’s internal audit function, providing independent assurance and insight to the Board, Audit Committee, and executive management regarding Webster Bank’s governance, risk management, and internal control environment. Prior to joining Webster, she served as a Global Director of Internal Audit at GFI Group Inc. and a Vice President and Senior Audit Manager at JP Morgan Chase. Ms. Cieslik was the founding member of Webster Women’s Initiative Network (WWN) in 2016 and currently serves as Executive Sponsor. She also serves on a non-profit organization as a director and member of the Board and Finance Committee for Connecticut Community Care.
Javier L. Evans. Mr. Evans, age 64, serves as the Chief Human Resources Officer of Webster and Webster Bank. He previously served as Executive Vice President, Chief Business Operations and Services Officer for Sterling and Sterling National Bank from 2021 until the completion of the merger of Webster and Sterling in January 2022, and as Chief Human Resources Officer of Sterling and Sterling National Bank from 2017 to 2021. Mr. Evans joined Sterling National Bank in conjunction with the 2017 merger of Sterling National Bank with Astoria Bank, where Mr. Evans served as Senior Vice President of Human Resources.
James Griffin. Mr. Griffin, age 49, serves as Head of Consumer Banking at Webster Bank since 2022. He is responsible for Webster Bank’s consumer banking strategy, consumer network, digital banking, Brio Direct, residential lending, business banking and consumer products. Mr. Griffin previously served as Executive Managing Director, Head of Consumer & Business Banking at Sterling National Bank from 2020 to 2022. Prior to joining Sterling, he served as Director of Branch Banking for Astoria Bank, where he held various leadership positions including Director of Strategy and Planning for the Retail Banking Group. Mr. Griffin is a member of the Junior Achievement of New York Board of Directors.
Benjamin Krynick. Mr. Krynick, age 41, serves as the Head of Bank Operations since January 2024. In his role, Mr. Krynick is responsible for managing all bank operations for Commercial and Consumer Banking, including loan, deposit and payment operations and the Client Contact Centers. Prior to this role, he served as Senior Managing Director, Corporate Strategy and in other roles in Corporate Strategy since 2015, and was responsible for facilitating long-range planning, organizational design, performance and accountability, corporate development activities and various large scale strategic and technology projects throughout the enterprise.
Vikram Nafde. Mr. Nafde, age 50, serves as Chief Information Officer of Webster Bank. He is responsible for the strategy and execution of all of Webster’s technology, including business applications, software engineering, platforms, data, architecture, agility, infrastructure, tech innovation, artificial intelligence, and cybersecurity. Mr. Nafde previously served as Senior Vice President, Head of Software Engineering, Digital Delivery and Agility at Webster from 2020 to 2022.
Jason Schugel. Mr. Schugel, age 52, serves as the Chief Risk Officer of Webster and Webster Bank since joining Webster in 2025. He previously served as the Chief Risk Officer of Ally Financial from 2019 to 2024 and was a senior Business Advisor for Ally Financial from 2024 to 2025. Mr. Schugel serves as the Chairman of the Allegro Foundation and serves as a director of Cap Technologies.
Jason Soto. Mr. Soto, age 52, serves as Chief Credit Officer of Webster and Webster Bank. Mr. Soto previously served as a Senior Vice President and Senior Credit Executive at Webster from 2015 to 2018, where he oversaw commercial and industrial lending, including Sponsor Finance, and advanced our credit strategy and risk governance program. Mr. Soto serves on the board of Families First, a Watertown, MA-based nonprofit focused on early childhood parent education.
Marissa Weidner. Ms. Weidner, age 49, serves as the Chief Corporate Responsibility Officer for Webster and Webster Bank since 2022. Ms. Weidner previously served as Chief Human Resources Officer and Chief Strategic Initiatives Officer at Sterling National Bank from 2019 until 2022. Prior to joining Sterling, she served as President of the Westchester County Association and as Vice President of the Hudson Valley Economic Development Corporation. Ms. Weidner serves on the Board of Directors for the College of Westchester’s Charitable Foundation, Junior Achievement of Greater Fairfield County, Women’s Business Development Council and the Connecticut Business Industry Association.

CORPORATE GOVERNANCE
COMMITTEES OF THE BOARD
The Board established six standing Committees: the Audit Committee, Risk Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, Technology Committee, and Executive Committee (each, a “Committee” and together, the “Committees”).
The charters for the Audit, Compensation and Human Resources, Nominating and Corporate Governance, Risk, and Technology Committees adopted by the Board can be found within the investor relations section of the Company’s website, as well as our Corporate Governance Policy, which includes our director qualification guidelines. Webster’s Committees also serve as joint Committees for Webster Bank.
Audit Committee
E. Carol Hayles serves as Chair of the Audit Committee, and members include Frederick J. Crawford, Maureen B. Mitchell, Lauren C. States and William E. Whiston. Each member of the Audit Committee meets the independence requirements of applicable law, the New York Stock Exchange (“NYSE”), and Webster’s Corporate Governance Policy. The Board determined that each member of the Audit Committee is financially literate and, except for Ms. States, each member is an “audit committee financial expert” (as defined by the SEC) and has accounting or related financial management expertise as required by the NYSE.
The primary functions of this Committee include:
•Assisting the Board in fulfilling its oversight responsibilities by reviewing: (i) our financial reports, other financial information and material disclosures; (ii) our systems of internal controls regarding finance, accounting, reporting, legal and compliance that management and the Board established; (iii) our compliance with legal and regulatory requirements and Webster’s auditing, accounting and financial reporting processes generally; and (iv) the qualifications and independence of our independent registered public accounting firm (“Independent Accountants”).
•Serving as an independent and objective party to review our financial reporting process and internal control system in all areas in the reporting period reviewed requiring materiality judgments and estimates, including the allowance for credit losses;
•Overseeing, reviewing, and appraising the audit efforts of our Independent Accountants and internal audit department;
•Providing an open avenue of communication among the Independent Accountants, financial and senior management, the internal audit department, and the Board;
•Reviewing the report from the Independent Accountants;
•Approving or recommending changes to management’s procedures and reporting over the hiring of employees or former employees of the Independent Accountants;
•Pre-approving all audit and non-audit services provided by the Independent Accountants;
•Evaluating the performance of the Independent Accountants and making recommendations to the Board regarding their selection, appointment, replacement or termination;
•Reviewing and discussing legal matters with the General Counsel that may have a material impact on the financial statements, and any material reports or inquiries received from regulators or governmental agencies;
•Reviewing updates from the Independent Accountants on Critical Audit Matters;
•Reviewing our audited annual financial statements, our Independent Accountant’s opinion, and our quarterly financial statements, including management’s discussion and analysis of financial condition and results of operations;
•Reviewing any issues regarding the quality and integrity of our financial statements and any issues regarding the internal audit function with the Board;
•Reviewing activities, action plans, organizational structure, staffing and qualifications of our internal audit department, and reviewing and approving the appointment, replacement, performance and compensation of our Chief Audit Officer;
•Reviewing and approving the annual audit plan;
•Reviewing and overseeing the execution of the Sarbanes-Oxley Program;
•Approving our significant Board-level accounting policies and Disclosure Committee Charter; and
•Reviewing regulatory examination findings with respect to financial reporting matters and discussing material issues with management, the Chief Audit Officer, and our Independent Accountants.

Risk Committee
William D. Haas serves as the Chair of the Risk Committee, and members include William L. Atwell, Frederick J. Crawford, E. Carol Hayles, Richard O’Toole, Mark Pettie and Lauren C. States. In accordance with Webster’s Risk Committee Charter, each member of the Risk Committee meets the independence requirements of applicable law, the NYSE, and Webster’s Corporate Governance Policy. In accordance with Regulation YY, the Board determined that Mr. Haas has experience in identifying, assessing, and managing risk exposures of large, complex financial institutions.
The primary functions of this Committee include:
•Approving the hiring, termination, and compensation for the Chief Risk Executives (Chief Risk Officer and Chief Credit Risk Officer);
•Overseeing a risk appetite strategy and monitoring alignment of appetite with corporate strategy;
•Monitoring the corporate risk profile and alignment with the established risk appetite, including significant current and emerging risks, aggregate risk exposures, concentrations of risk, and impact of merger, acquisition and divestitures;
•Reviewing and approving response plans for breaches of risk metric tolerances;
•Overseeing our risk management structure, practices, and safe and sound risk culture, including reviewing the Risk Governance Framework and recommending approval to the Board, and reviewing and approving significant policies;
•Understanding the Company’s exposure to key enterprise risks and the maturity and effectiveness of the programs to manage these risks, including reviewing risk reports and risk assessment results on top enterprise risks, their impact on the overall risk appetite and risk profile, and associated response plans;
•Reviewing reports on operational risks, credit risks and financial risks and the impact of these risks on the operational risk profile, credit risk strategy and profile, and liquidity and market/price risk strategy and profile to ensure alignment with established risk appetite and limits;
•Reviewing reports on the quality and strength of operational risk management programs, compliance risk management programs, the strategic risk management program, information risk management programs, credit risk management programs, and liquidity and market/price risk management programs, and on any examination ratings and any significant open issues for these programs, including any key elements of laws and regulations with heightened compliance risk standards and any risk assessment and risk management of operational risks associated with technology, cybersecurity, information technology, and information security;
•Reviewing reports on significant legal matters including active and pending litigation deemed to present material risk and any mitigation actions;
•Overseeing the Third-Party Risk Management Committee and authorization of relationships and/or material contract changes for critical third-party service providers as recommended by the ERMC; and
•Reviewing and overseeing any risks and reports related to compliance with the OCC’s Heightened Standards requirements.
Compensation and Human Resources Committee
Laurence C. Morse serves as the Chair of the Compensation and Human Resources Committee, and members include John P. Cahill, William D. Haas, Mark Pettie and William E. Whiston. Each member of the Compensation and Human Resources Committee meets the independence requirements of applicable law, the NYSE, and Webster’s Corporate Governance Policy. There were no Compensation and Human Resources Committee interlocks or insider (employee) participation during 2025.
The primary functions of this Committee include:
•Evaluating the Chief Executive Officer’s performance to determine and approve the Chief Executive Officer’s compensation, including base salary, short-term and long-term incentive awards (subject to the ratification by the independent directors of the Board);
•Reviewing performance evaluations for our executive officers;
•Making recommendations to the Board regarding any employment agreement, retention, severance, executive benefits, executive perquisites, change-in-control agreements and non-compete agreements, as applicable, for the Chief Executive Officer;
•Annually reviewing and approving the recommendations from the Chief Executive Officer for base salaries and approving the compensation, short-term and long-term incentive awards for our executive officers, other than our Chief Risk Executives and Chief Audit Officer, which are approved by the Risk Committee and Audit Committee, respectively;
•Reviewing and approving any employment agreement, retention, severance, change-in-control agreements, executive benefits, executive perquisites, non-compete agreements or non-solicitation agreements, as applicable, for our executive officers;

•Reviewing and approving long-term incentive equity awards pools and performance award funding, other than as delegated to the Chief Executive Officer by the Board, and approving our annual short-term incentive plan;
•Making recommendations to the Board with respect to the adoption of our long-term (equity-based) incentive plans, retirement plans, and any other employee benefit plans;
•Conducting a risk-assessment of all incentive compensation plans;
•Reviewing risk considerations for financial incentives for each executive officer;
•Overseeing regulatory compliance with respect to compensation matters;
•Reviewing and approving the talent management program that provides for development, recruitment and succession planning for the Chief Executive Officer and key executive officer positions, including the Chief Audit Officer and Chief Risk Executives and their direct reports, to ensure that there is a pool of qualified candidates to fill key leadership positions;
•Assisting the Board in overseeing the development, implementation, and effectiveness of our strategies and policies regarding human resource matters;
•Reviewing our compensation philosophy with respect to salaries and other compensation for the executive officers, which considers business and financial objectives, compensation provided by comparable companies and such other information as deemed appropriate;
•Reviewing and discussing our Compensation Discussion and Analysis prepared by management and recommending approval to the Board for inclusion in the annual proxy statement;
•Reviewing and making recommendations to the Board with respect to non-employee director compensation;
•Reviewing and approving our stock ownership guidelines for employees and non-employee directors;
•Overseeing our compensation recoupment, or “claw-back”, policies; and
•Annually reviewing and, when appropriate, revising our peer group of companies used for comparative compensation purposes.
Nominating and Corporate Governance Committee
William L. Atwell serves as Chair of the Nominating and Corporate Governance Committee, and members include Mona Aboelnaga Kanaan, Laurence C. Morse and Richard O’Toole. Each member of the Nominating and Corporate Governance Committee meets the independence requirements of applicable law, the NYSE, and Webster’s Corporate Governance Policy.
The primary functions of this Committee include:
•Identifying and evaluating potential candidates for nomination as directors on an ongoing basis;
•Making recommendations to the Board concerning the number of directors and slate of nominees to be elected at our annual meeting of stockholders;
•Making recommendations to the Board for the standards for determining director independence;
•Recommending director nominees to fill vacancies on the Board and for approval by the Board and stockholders;
•Reviewing the qualifications and independence of the members of the Board and its Committees and making recommendations regarding changes in the composition or size of the Board and the Committees;
•Making recommendations to the Board regarding changes to Committee functions;
•Making recommendations to the Board for our Lead Independent Director, Chairman of the Board, and Chair for each Committee, and reviewing the duties and responsibilities of each;
•Reviewing and assessing the adequacy of the Company’s Corporate Governance Policy and recommending proposed changes to the Board for approval;
•Reviewing the Code of Business Conduct and Ethics policy and recommending proposed changes to the Board for approval;
•Reviewing and approving the Related Party Transactions Policy;
•Overseeing and facilitating the annual self-assessment process for the Board and its Committees;
•Monitoring the orientation and continuing education programs for directors;
•Reviewing and approving any board positions with any nonaffiliated public company (or subsidiary thereof) held by any of our directors or executive officers;
•Overseeing the Company’s and our directors’ engagement with institutional stockholders, proxy advisors and other interested parties;
•Serving as a resource in providing supervision and assessing feedback on corporate governance issues and related matters; and
•Reviewing and making recommendations to the Board regarding stockholder recommendations for director candidates and stockholder proposals;

Technology Committee
Mona Aboelnaga Kanaan serves as the Chair of the Technology Committee, and members include John P. Cahill, Maureen B. Mitchell and Lauren C. States. Each member of the Technology Committee meets the independence requirements of applicable law and the NYSE.
The primary functions of this Committee include:
•Reviewing the Company’s technology strategic plan and significant initiatives;
•Assisting the Board in identifying and understanding new and emerging technology issues, trends, opportunities and threats that may impact Webster’s overall business strategy and competitiveness;
•Reviewing and making recommendations regarding significant technology expenditures and investments in support of our overall technology strategy;
•Receiving reports on relevant metrics regarding our technology operations such as software development performance, technology architecture, data management, cybersecurity and significant technology investments;
•Reviewing significant risk management reports and findings of regulators and independent external auditors related to technology risks, including management’s remediation plans and progress against such plans;
•Reviewing and monitoring our culture and talent strategy related to technological and digital transformation;
•Authorizing relationships and/or material contract changes for “Critical Service Providers” that provide primarily or exclusively technology-based services;
•Reviewing technology aspects of significant business developments and acquisition opportunities;
•Assisting the Risk Committee with reviewing and overseeing risks related to cybersecurity and the development, deployment, and acceptable use of artificial intelligence; and
•Overseeing the role of technology in executing our business strategy.
Executive Committee
John R. Ciulla serves as Chair of the Executive Committee, and members include William L. Atwell, William D. Haas, E. Carol Hayles, Mona Aboelnaga Kanaan, Laurence C. Morse and Richard O’Toole. Each member of the Executive Committee, except for Mr. Ciulla (our Chief Executive Officer), meets the independence standards under the NYSE in accordance with Webster’s Corporate Governance Policy.
The primary functions of this Committee include:
•Serving as an ad hoc committee, as needed;
•Reviewing mergers and acquisitions transactions and recommending the same to the full Board for approval;
•Reviewing our mergers, acquisitions and divestitures policy;
•Reviewing Webster’s corporate insurance program and Webster’s Insurance Risk Management Policy; and
•Reviewing and approving Webster’s Strategic Planning Policy and assisting the Board with oversight of the same.
Requirements for Stockholder Submission of Candidates for Nomination to be Elected
The Nominating and Corporate Governance Committee will consider candidates for director suggested by stockholders by applying the criteria for candidates pursuant to the director qualification guidelines in the Corporate Governance Policy. In addition to considering the relevant qualifications, skill, knowledge, broad business judgment, relevant specific industry experience, civic experience in leadership positions, and ties to Webster’s markets for directorship candidates, the Nominating and Corporate Governance Committee will typically consider potential directors that meet at least one of the following requirements: (i) a senior executive at a company or other form of entity; (ii) among the most senior executives in a company or entity larger than Webster; (iii) a recently retired executive with highly desirable experience and qualifications; or (iv) someone who served in a high-level position in government or academia. The Nominating and Corporate Governance Committee will also consider the additional information required by Article III, Section 13 of the Bylaws, as amended (the “Bylaws”), which must be set forth in a stockholder’s notice of nomination. Section 13 of the Bylaws requires that the notice include: (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of Webster which are beneficially owned by such person, and (iv) any other information relating to such person that is required to be disclosed in solicitations or proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including, without limitation, such person’s written consent to being named in Webster’s definitive proxy statement as a nominee and to serving as a director if elected); and (b) as to the stockholder giving notice, (i) the name and address, as they appear on Webster’s books, of such stockholder, and (ii) the class and number of shares of Webster which are beneficially owned by such stockholder. In considering any nominees for directors recommended by a stockholder, the Nominating and Corporate Governance Committee considers, among other things, the factors set forth above.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis (“CD&A”)
Introduction
The CD&A discusses in detail the 2025 executive compensation program for the Company’s Chairman & Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers (collectively, our “NEOs”). Our NEOs for 2025 were:
•John R. Ciulla, Chairman of the Board and Chief Executive Officer
•Neal Holland, Chief Financial Officer
•Luis Massiani, President and Chief Operating Officer
•Christopher J. Motl, President of Commercial Banking
•Charles L. Wilkins, Head of HSA Bank
Additionally, Webster leadership and the Compensation and HR Committee continued to execute decisions to strengthen our executive compensation governance. The Compensation and HR Committee:
•approved an unchanged compensation peer group, as it remained appropriate in size, business focus, and performance perspectives, while providing consistency from 2024 to 2025
•reviewed and approved the Compensation and HR Committee charter that reflects the Committee’s role in providing oversight on Human Resources matters and is consistent with other Webster governance documents
•approved 2025 target pay for all executives, considering compensation for the peer group and other factors
•reviewed director compensation to ensure continued alignment with market practices
•monitored the performance of Webster’s incentive compensation plans, including the risk assessments for each plan
•evaluated 2025 financial and strategic performance relative to pre-established goals and approved incentive payouts for 2025
Financial Performance Summary - In 2025, Webster delivered strong financial and operating performance that exceeded goals that link to executive compensation. In addition, Webster delivered financial performance that was in the top third of our proxy peer group in terms of pre-provision net revenue (“PPNR”) and return on average assets (“ROAA”). As a result, annual Cash Incentive Awards were funded at 117.5% of target, as described below in “Annual Cash Incentive Scoring – Results.”
Highlights of 2025 performance include:
•Total revenue of $2.9 billion ($2,899 million)
•Net income of $1.0 billion ($1,003 million)
•Net income available to common stockholders of $1.0 billion ($975 million)
•Adjusted PPNR of $1.5 billion ($1,478 million); PPNR of $1.5 billion ($1,470 million)1
•Adjusted ROAA of 1.24% (GAAP ROAA = 1.23%)2
•Adjusted Return on average stockholders’ equity (“ROE”) of 10.76% (GAAP ROE = 10.70%)3
The Company also executed several other strategic actions, which included Webster Bank’s completion of the acquisition of SecureSave in December 2025, significant enhancements to the Company’s risk and finance infrastructure and due diligence efforts and project-related work that resulted in entering into a definitive agreement with Banco Santander in Q1 2026. In 2025, we also successfully executed the joint venture with Marathon Asset Management and made continued investments in technology to enhance client experience.
2025 Say-on-Pay Vote - Annually, Webster presents to its stockholders an advisory resolution to approve the compensation of Webster’s NEOs. Approximately 97.67% of the shares of Webster common stock that were voted on the proposal at last year’s annual meeting of stockholders, held on May 21, 2025, voted "FOR" the approval of the compensation of the NEOs. The Compensation and HR Committee considers the outcome of the vote when determining compensation policies and setting NEO compensation and believes that the results show strong support for Webster’s compensation policies and programs. Correspondingly, no changes in the overall structure of the compensation program were made in 2025.

____________________________
(1) PPNR and Adjusted PPNR are non-GAAP measures. See Appendix A for a reconciliation of non-GAAP measures to the corresponding GAAP measures.
(2) Adjusted ROAA is a non-GAAP measure. See Appendix A for a reconciliation of non-GAAP measures to the corresponding GAAP measures.
(3) Adjusted ROE is a non-GAAP measure. See Appendix A for a reconciliation of non-GAAP measures to the corresponding GAAP measures.

Objectives of Compensation Program
Webster’s executive compensation program is designed to attract, engage and retain qualified executives and to reward actions and results that the Compensation and HR Committee and Board believe will increase Webster’s financial performance and maximize long-term value and stockholder return. Special attention is given to ensuring that compensation plans do not encourage NEOs or other executives to take excessive risks.
Webster’s executive compensation program is performance-based and closely aligns total compensation with achievement of Webster’s financial and strategic goals. A meaningful portion of total compensation is variable and tied to future stockholder return, thereby rewarding NEOs and other executives for pursuing strategies that increase financial performance over time.
The compensation program has four primary objectives:
•Performance-Based - A majority of total compensation is designed to be variable based on the Company’s success in achieving established financial and strategic goals.
•Equity-Based - A meaningful portion of the total compensation opportunity is equity-based, creating a strong link between our NEOs’ compensation and stockholder return. Additionally, the majority of our NEOs’ equity compensation is performance-based and is dependent on absolute return on equity and relative total stockholder return (“TSR”) over a three-year period.
•Competitive - Total compensation opportunities should be competitive, thereby enabling Webster to attract, engage and retain highly qualified NEOs and other executive officers who will be motivated to achieve Webster’s financial and strategic goals.
•Safety and Soundness - Webster’s incentive compensation programs reward individual actions and behaviors supporting Webster’s mission, business strategies and performance-based culture and do not encourage excessive risk taking.
Compensation Best Practices
The Compensation and HR Committee regularly (and at least annually) reviews best practices in executive compensation and governance and endeavors to constantly enhance our policies and practices, which include the following:

What We Do	What We Don’t Do

•Pay for Performance — A substantial portion of each NEO’s total compensation opportunity is in the form of variable pay, such that actual compensation is closely tied to financial performance and business results
•Incentivize excessive risk taking

•Long-Term Incentives — Our long-term equity program is 60% performance-based, driving a pay for performance culture	•Provide excise tax gross-up provisions in any existing agreements with our NEOs

•Stock Ownership Guidelines — We have robust stock ownership guidelines that are reviewed annually	•Allow hedging or pledging of shares

•Alignment with Peers — We review at least annually the compensation of our executives against a relevant peer group	•Allow stock option repricing

•Independent Compensation Consultant — We use an independent compensation consultant that reports directly to the Compensation and HR Committee	•Pay dividends on unvested performance shares until after shares are vested

•Clawback Policy — In addition to the SEC/NYSE Clawback policy that applies only to executive officers, we have a “clawback” feature under which any bonus or incentive compensation (including equity) for executive officers and other employees is subject to recovery if based on criteria later shown to be materially inaccurate, without regard to whether the inaccuracy arose from any misconduct
•Count performance shares in our stock ownership guidelines until after the shares are vested

•Annual Say-On-Pay Vote — We conduct an annual say-on-pay vote, the frequency selected by our stockholders	•Have single trigger Change-in-Control arrangements
Compensation Risk Assessment Disclosure
The Compensation and HR Committee discussed, evaluated, and approved compensation programs applicable to Webster’s NEOs and other employees and concluded that Webster’s compensation programs do not incentivize excessive risk taking by its NEOs or other employees. The Compensation and HR Committee furthermore concluded that the structure provides appropriate incentives to balance risk and reward, provides sufficient risk controls and aligns the interests of its employees with those of stockholders.

The following features of the compensation programs, agreements and organizational structure restrain risk taking to acceptable levels and strongly discourage the manipulation of earnings for personal gain:
•The “clawback” feature applicable to NEOs and other executive officers and employees encourages executives and other employees to maintain accurate books and records and comply with relevant accounting policies. Under the “clawback,” any bonus or incentive compensation (including equity) for employees is subject to recovery by Webster if such compensation is based on criteria that are later shown to be materially inaccurate, without regard to whether the inaccuracy arose from any misconduct. In addition, the SEC/NYSE Clawback policy is in place for all executive officers.
•The vesting elements of the equity awards align the interests of the executives with the long-term health of Webster, the quality of earnings, and the interests of stockholders.
•The programs include a mix of cash and equity awards, which support an appropriate balance of short-term and long-term risk and reward decision making. Equity awards include a performance element with a payout dependent upon achieving designated goals.
•Strong governance structure, which includes key elements such as a code of conduct and ethics policy, various risk management and Board Committees, and annual risk management review processes (referred to as meaningful consequences) with embedded risk controls and executive approvals.
•The Risk function reports outside of the lines of business, and the compensation of risk managers is not determined by the businesses they evaluate.
•Stock ownership requirements align executive officers with the interests of the stockholders.
•Strong independent internal credit oversight and quality controls.
•Shared accountability for incentive design, budget, and payout with oversight by the Incentive Compensation Oversight Committee and the Compensation and HR Committee with input from the Chief Risk Officer.
Role of the Compensation and Human Resources Committee
The Compensation and Human Resources Committee ("Compensation and HR Committee") consists of five members of the Board, each of whom is independent. The Chair of the Compensation and HR Committee reports on material Compensation and HR Committee actions at Board meetings.
The Compensation and HR Committee oversees and approves all changes to pay and compensation arrangements for the Executive Management Committee (“EMC”) members. The Compensation and HR Committee approves the base salary, the annual cash incentives, and long-term equity-based incentives (“LTI”) for the Chairman & Chief Executive Officer and reviews and approves the compensation recommended by the Chairman & Chief Executive Officer for Webster’s other NEOs, other than the Chief Risk Executives (Chief Risk Officer and Chief Credit Risk Officer) and the Chief Audit Executive, which are approved by the Risk Committee and the Audit Committee, respectively. Non-NEO members of the Executive Management Committee are also compensated under the same compensation programs and are reviewed and approved by the Compensation and HR Committee.
The Compensation and HR Committee annually reviews the Company’s peer group, assesses the risks in connection with all compensation programs to ensure executives are not encouraged or rewarded for taking excessive risks, approves the design and metrics for the annual cash and performance-equity plans, and reviews succession planning for key leadership positions. In addition, the Compensation and HR Committee reviews director compensation as compared to the Company’s peer group, the stock ownership guidelines for executives, the Compensation and HR Committee’s charter, and the “Compensation Discussion and Analysis” section of our annual proxy statement.
Setting 2025 Compensation
In February 2025, the Compensation and HR Committee reviewed all elements of compensation for the NEOs and approved the compensation structure. This structure is intended to provide NEOs with a compensation opportunity commensurate with persons with similar duties and responsibilities at other financial institutions of similar size. In determining levels of each of the NEO’s overall compensation, a meaningful portion of compensation is tied to financial and strategic performance. The Compensation and HR Committee also considers the qualifications and experience of the respective officer, Webster’s size and complexity of operations and, to a certain extent, the compensation paid to other employees of the Company. The Compensation and HR Committee uses external data as input for the Compensation and HR Committee’s analysis and to obtain a general understanding of current market compensation practices, rather than as strict rules for establishing compensation. Consequently, actual compensation received may vary from targeted compensation.
Compensation Consultant
The Compensation and HR Committee retained Compensation Advisory Partners ("CAP") as its independent compensation consultant. In carrying out its responsibilities, the Compensation and HR Committee engages CAP to offer market perspectives on annual pay, current executive and director compensation trends, and assess and advise regarding compensation programs currently in place at Webster. CAP also provides insight into regulatory issues affecting compensation. The Compensation and HR Committee has the authority to hire and terminate the independent compensation consultant and determine the nature and scope of the consultant’s assignments. The Compensation and HR Committee reviewed the work performed by CAP and, under SEC and NYSE regulations, determined that the work did not create a conflict of interest.
CAP provided the Compensation and HR Committee with insights relating to trends in executive compensation in the banking sector. At the direction of the Compensation and HR Committee, CAP reviewed all elements of compensation for the NEOs and other executive officers and made recommendations with regard to plan design. CAP also reviewed an analysis of Webster’s 2025 performance relative to peers and opined on management’s proposals to the Compensation and HR Committee regarding 2025 executive compensation. CAP attended all Compensation and HR Committee meetings and, in each meeting, had the opportunity to meet with the Compensation and HR Committee in executive session.
The Compensation and HR Committee considers the independent compensation consultant’s perspective as part of its decision-making process. The Compensation and HR Committee communicates compensation decisions directly to management. The Compensation and HR Committee utilized market context and recommendations from CAP when determining the amount and form of compensation paid to Webster’s executive officers and directors for 2025.
Compensation Peer Group
Each year, the Compensation and HR Committee reviews the composition of the peer group with the assistance of CAP. The objective is to maintain a group of peer bank holding companies that individually and collectively represent suitable comparators for compensation-related analyses. Suitability is defined using a number of factors including size, scope, business mix and geographic focus. Size and scope measures include total assets, market capitalization and number of branches. Business mix is reflected by an analysis of loan composition (consumer, real estate, commercial and construction). Banks with a geographic focus outside the continental United States are excluded regardless of the appropriateness of their scope and business mix.
In October 2024, the Compensation and HR Committee reviewed the 2024 16-company peer group and Webster’s updated position relative to those peers. As of that date, none of the peers had undergone significant M&A activity and no new banks with a comparable asset size were identified. A discussion was held by the Committee and as a result of the analysis, no changes to the peer group were made for 2025.

2025 COMPENSATION PEER GROUP (THE PEER GROUP")[1]

Company	Total Assets (in Millions)
First Citizens Bancshares Inc	$219,827
M&T Bank Corporation	$208,855
Huntington Bancshares Inc	$196,310
Regions Financial Corp	$154,052
Flagstar Financial Inc	$119,055
Zions Bancorporation	$87,606
First Horizon Corp	$82,230
Western Alliance Bancorporation	$80,581
Comerica Incorporated	$79,597
Valley National Bancorp	$62,059
Wintrust Financial Corporation	$59,782
Synovus Financial Corporation	$59,606
Old National Bancorp	$53,120
BOK Financial Corp	$50,403
Cullen/Frost Bankers, Inc.	$48,843
F.N.B. Corporation	$47,715
75th Percentile	$127,804
Median	$80,089
25th Percentile	$57,985
Webster	$76,838
Percent Rank	46%
(1)Total assets as of Q2 2024, provided by S&P Capital IQ

The Compensation and HR Committee uses a combination of proxy information from the peer group and available relevant market compensation survey data for U.S. regional banks to annually review the compensation of Webster’s NEOs relative to comparable positions. The Compensation and HR Committee may also use comparisons to the peer group to consider other market practices relevant to the scope of the NEOs’ responsibilities. This may include, for example, change in control provisions and stock ownership guidelines. The Compensation and HR Committee also uses the peer group for relative performance comparisons under our annual and LTI plans and when reviewing competitive pay levels and practices for the Company’s directors and other executives.
In 2025, the Compensation and HR Committee considered compensation data from the peer group, along with available market compensation survey data. This data was presented by CAP and contributed to an assessment of the competitiveness of actual and target pay for Webster’s NEOs.
Elements of 2025 Compensation
Webster’s compensation program has three basic elements: base salary, annual cash incentive and LTI. We provide our NEOs with a base salary to compensate them for services rendered during the fiscal year. The purpose of the base salary is to reflect job responsibilities, value to us and competitiveness of the market. The annual cash incentive rewards current year performance, while the LTI aligns the NEOs’ incentives with the long-term goals and performance of the Company. LTI grants consist of a 60%/40% mix of performance-based shares and time-based restricted stock, respectively. Performance shares have a three-year performance period with cliff vesting, and time-based restricted stock has a three-year vesting schedule with one-third vesting on each anniversary of the grant date.
The Compensation and HR Committee reviews all elements of compensation annually, separately and in aggregate, to ensure that the total amount of compensation is within appropriate competitive parameters based on data from independent sources and based on the performance of the Company and NEOs.
In late 2024, CAP provided an analysis of Webster’s total compensation and each of the individual components compared to the peer group. This was supplemented by management with other data from available relevant market compensation surveys for U.S. regional banks. This aggregate data contributed to an assessment of the competitiveness of actual and target pay for Webster’s NEOs. Considering the findings, the Compensation and HR Committee set the components of pay and the weight of each component, creating a structure that reflects Webster’s objectives for compensation (as described above) while allowing individual variations based on job scope, tenure, retention risk and other factors relevant to the Compensation and HR Committee.
The table below displays total direct compensation at target for each NEO, including 2025 salary, 2025 target annual cash incentive, and the target opportunity for LTIs granted in 2025.

2025 Components of Total Direct Compensation at Target

Name	Salary	Annual Cash Incentive	Total Cash Compensation	Long-Term Incentive	Total Direct Compensation
John R. Ciulla	$1,130,000	$1,695,000	$2,825,000	$4,633,000	$7,458,000
Neal Holland	$730,000	$912,500	$1,642,500	$1,460,000	$3,102,500
Luis Massiani	$900,000	$1,125,000	$2,025,000	$1,935,000	$3,960,000
Christopher J. Motl	$800,000	$1,000,000	$1,800,000	$1,600,000	$3,400,000
Charles L. Wilkins	$550,000	$550,000	$1,100,000	$632,500	$1,732,500

The charts below illustrate target compensation pay mix as a percentage of total direct compensation for each component of pay, including the mix of restricted stock and performance-based shares in LTI compensation.
Salary
Annual salary is the only fixed component of Webster’s executive compensation program. In setting salary, the Compensation and HR Committee looks at current pay practices, peer group comparisons and general market analysis in consultation with its independent compensation consultant, CAP. The Compensation and HR Committee then establishes salaries that are competitive with the peer group and the external market for similar positions. The Compensation and HR Committee reviews the salaries on at least an annual basis.
In the case of a change in role, an officer’s new responsibilities, external pay practices, internal equity, past performance, and experience are considered in determining whether a change in salary is warranted.
In February 2025, considering the above factors, the Compensation and HR Committee approved salary increases for the Chairman & Chief Executive Officer and the Head of HSA Bank. Additionally, in October 2025, the Committee approved a salary increase for Mr. Holland, in recognition of his significant contributions to Webster and his importance in implementing Webster’s strategic plan. Salary ranged from 15% to 32% of total target direct compensation for each of the NEOs.
Annual Cash Incentive Compensation – Plan Overview
Annual cash incentive compensation is variable, based on performance, ties a significant portion of the NEOs’ compensation to achievement of the Company’s annual financial plan, and considers other factors, including financial performance relative to the peer group. The Compensation and HR Committee approves measurements for the cash incentive plan annually. For 2025, target incentives were set as a percentage of salary for each of the NEOs reflecting between 23% and 32% of total target direct compensation. The cash incentive plan is designed so that the performance for the financial measure must exceed a predetermined threshold before a payout can be made.
The 2025 cash incentive plan was updated to more directly reflect both financial and strategic outcomes and better align with peer practice. Following a review of peer practices conducted by CAP in December 2024, management proposed the use of Earnings per Share (“EPS”) as the single financial metric with 75% weighting and added a qualitative review of strategic deliverables with 25% weighting. Adjustments to the combined score for the financial metric and strategic deliverables may then be made, by as much as 20 percentage points, based on the Compensation and HR Committee’s assessment of the Company’s performance against pre-established financial measures relative to the Company’s peer group. Further, adjustments to the final award may be made at the individual level, reflecting the individual's annual performance.
Additionally, management updated the Corporate Component to allow maximum funding of 200%. A score of 100% results in funding at target. Scores below 50% on an individual measure are reduced to zero and a total weighted score below 50% on the two goals in the aggregate earns no payout.

ANNUAL CASH INCENTIVE SCORING—RESULTS
Financial Performance Relative to Plan—Webster’s 2025 results compared to plan are set forth in the table below. The Compensation and HR Committee has discretion to adjust for extraordinary, unusual, or non-recurring items and for material negative risk outcomes.

2025 ANNUAL CASH INCENTIVE - FINANCIAL PERFORMANCE RELATIVE TO PLAN (THE "CORPORATE COMPONENT SCORE")

Metric	Threshold	Target	Maximum	Actual[1]	Score	Weight
Adjusted EPS[2]	$4.60	$5.52	$6.62	$5.74	120%	75%
(1)Actual results used for compensation calculation differs from GAAP due to adjustments for one-time items. See Appendix A for a reconciliation of non-GAAP measures to the corresponding GAAP measures
(2)Adjusted EPS for corporate component score is a non-GAAP measure. See Appendix A for a reconciliation of non-GAAP measures to the corresponding GAAP measures
Strategic Contributions — As described above, in January 2026 management conducted a holistic review of the Bank’s achievement of 2025 strategic initiatives, including an assessment of financial performance, risk management, colleague engagement, and corporate citizenship. Based on their review, management recommended a score of 110%, resulting in a recommended weighted average score of 117.5% on the combined measures.
The Compensation and HR Committee additionally has discretion to adjust the Corporate Component Score by plus or minus 20 percentage points (the “Adjustment”) based on Webster’s performance against pre-established financial measures relative to its peer group. The table below shows Webster’s performance relative to the 16 companies in the peer group adjusted for one-time items.

2025 ANNUAL CASH INCENTIVE - FINANCIAL PERFORMANCE RELATIVE TO PEER GROUP[1]

	2025				2024
Metric	Results	Percentile Rank	Weight	Weighted Percentile Rank	Percentile Rank	Weight	Weighted Percentile Ran
Adjusted PPNR2/Avg. Assets	1.82%	81.2%	50%	40.6%	81.0%	50%	40.5%
Adjusted ROAA[3]	1.24%	68.7%	50%	34.4%	81.0%	50%	40.5%
		Weighted Percentile Rank[4]		75.0%	Weighted Percentile Rank		81.0%
(1)Data as reported by SNL Securities for comparability
(2)Adjusted PPNR is a non-GAAP measure. See Appendix A for a reconciliation of non-GAAP measures to the corresponding GAAP measures
(3)Adjusted ROAA is a non-GAAP measure. See Appendix A for a reconciliation of non-GAAP measures to the corresponding GAAP measures
(4)The Compensation and HR Committee reviewed the peer performance against reported results and adjusted results. The adjusted results are shown above for both years and exclude all the one-time items related to M&A activity and securities re-positioning as well as one-time items reported by the peers. The reported results, which were not used for this purpose, resulted in a weighted percentile rank of 75% for 2025
Final Corporate Component—Despite Webster's strong relative performance, management recommended and the Committee approved no adjustment to the funding of 117.5%, demonstrating Webster's intentional approach to managing compensation expense.

2025 ANNUAL CASH INCENTIVE—FINANCIAL PERFORMANCE AND ADJUSTMENT

Corporate Financial Performance Score	Adjustment	Final Corporate Component
117.5%	—%	117.5%

2025 ANNUAL CASH INCENTIVE COMPENSATION AWARDED IN FEBRUARY 2026
Individual NEO Performance—Individual performance is determined through the annual review process as part of the Company-wide performance management process. Each NEO is evaluated based on achievement of individual performance objectives, which include strategic goals, personal behavior, risk management, regulatory compliance, and leadership. The Compensation and HR Committee evaluates the Chairman & Chief Executive Officer and the Chairman & Chief Executive Officer evaluates the other NEOs in consultation with the Compensation and HR Committee.

NEO’S PERFORMANCE SUMMARIES FOR 2025

Name	Performance Summary
John R. Ciulla
•Established the strategic vision for the Company with defined financial objectives, strong core values, expected behaviors and strong governance and risk management
•Provided leadership, management, and guidance for the Company, and specifically for the executive leadership team, driving performance
•Chaired the Executive Management Committee building consensus across the executive leadership team for strategy, execution, and culture
•Chaired our Board, ensuring alignment of strategy, effective corporate governance, and oversight of management activities
•Successfully completed activities leading to the execution of a definitive agreement with Banco Santander in Q1 2026

Neal Holland
•Led strategic initiatives that support alignment of strategy with Company financial performance
•Developed roadmap for completion of strategic projects that support Company’s key priorities
•Strategic enhancement of finance infrastructure
•Successfully completed activities leading to the execution of a definitive agreement with Banco Santander in Q1 2026

Luis Massiani
•Successfully oversaw HSA Bank, consumer banking, technology, bank operations, corporate development, strategy, and innovation; further expanded lines of business leadership role with addition of oversight of the Commercial Bank
•Evolved first line control function, including the addition of a Chief Controls Officer and centralization of first line control functions
•Successfully completed activities leading to the execution of a definitive agreement with Banco Santander in Q1 2026

Christopher J. Motl
•Led all commercial banking activities including realigning management and sales teams
•Successfully led the business line resulting in growth in both loans and deposits and strong client retention
•Completed formation of joint venture with Marathon Asset Management
•Increased colleague engagement through increased in-person location visits and roll out of strategic internal communications plan
•Provided leadership and strategic influence across the enterprise by deepening his relationships with his peers on the Executive Management Committee and with colleagues in the other lines of business and functional units

Charles L. Wilkins
•Led all HSA Bank activities
•Successfully completed the acquisition of SecureSave (closed in December 2025)
•Completed key strategic projects, including the launch of self-directed investments, insurance sales, and improved direct to consumer channel HSA incentives

2025 Annual Cash Incentive Compensation—Once the Compensation and HR Committee determines the Corporate Component score, the score is applied to the Chairman & Chief Executive Officer’s and each NEO’s annual cash incentive compensation target to calculate the funded cash incentive compensation. The Compensation and HR Committee may then further adjust the Chairman & Chief Executive Officer’s calculated annual cash incentive compensation. The Chairman & Chief Executive Officer may also, in consultation with the Compensation and HR Committee, further adjust the other NEOs’ calculated annual cash incentive compensation.
Adjustment for Individual Performance—Based on the Chairman & Chief Executive Officer’s assessment of the individual performance of each NEO (other than the Chairman & Chief Executive Officer) measured against specific performance objectives and overall, the Chairman & Chief Executive Officer may recommend a positive or negative adjustment to the calculated annual cash incentive compensation. Additionally, the Chairman & Chief Executive Officer in consultation with the Chief Human Resources Officer and the Chief Risk Officer considers potential adjustments (referred to as meaningful consequences) based on each NEO’s record of identifying, managing and mitigating risk, including an assessment of outcomes in the areas of compliance, operating risk, credit, audit findings or regulatory citations, or other contributions that should be taken into account.
The Compensation and HR Committee considers potential adjustments for the Chairman & Chief Executive Officer based on his leadership of the Company and performance against objectives. In addition, the Compensation and HR Committee considers meaningful consequences adjustments to the Chairman & Chief Executive Officer based on his record of managing and mitigating risk.

In considering these factors for 2025 performance, the Chairman & Chief Executive Officer recommended increased awards for Messrs. Massiani and Holland to recognize their strong performance. For Mr. Motl and Mr. Wilkins, an adjustment was made reflecting relative line-of-business ("LOB") component funding of 116.5% and 101.5% respectively, resulting in a combined funding score of 117.0% of target for Mr. Motl and 112.0% of target for Mr. Wilkins. Additionally, the Compensation and HR Committee recommended an adjustment to the Chairman & Chief Executive Officer’s annual cash incentive compensation awards, in recognition of the Bank’s continued strong financial and operational performance.
Consistent with Webster Bank’s incentive policy, a thorough review of risk management in the areas of regulatory, internal audit, operating and credit compliance, and Sarbanes-Oxley occurred. As a result of the review, no significant risk management deficiencies were identified that impacted the cash incentive compensation for any of the NEOs.
2025 Final Payment Determination—The Compensation and HR Committee determines and approves the annual cash incentive compensation for the Chairman & Chief Executive Officer and reviews and approves the annual cash incentive compensation that is recommended by the Chairman & Chief Executive Officer for the other NEOs. The final calculations and approved awards for annual cash incentive compensation, based on the above metrics and individual performance assessments, are set forth below.

2025 Annual Incentive Compensation

Name	Annual Incentive Target	Overall Adjustment Based on Performance	Total Cash Incentive Award
John R. Ciulla	$1,695,000	$496,625	$2,191,625
Neal Holland	$912,500	$284,688	$1,197,188
Luis R. Massiani	$1,125,000	$321,875	$1,446,875
Christopher J. Motl	$1,000,000	$175,000	$1,175,000
Charles L. Wilkins	$550,000	$66,250	$616,250
LONG-TERM INCENTIVE COMPENSATION–PLAN OVERVIEW
Long-Term Incentive Vehicles: Webster awards two forms of LTI grants, performance shares and time-vested restricted stock as set forth in the table below.

LONG-TERM INCENTIVE VEHICLES

Vehicle	Vesting	Rationale	Vehicle Mix
Performance Shares	Cliff vests following the conclusion of three-year performance period	To align LTI with the achievement of 1) total stockholder return relative to peers and 2) ROE goals	60%

Time-Vested Restricted Stock	One third vests per year	To provide LTI and retention value to the NEOs and other executives	40%
Performance Shares: Performance shares vest following the conclusion of the three-year performance period and the Compensation and HR Committee certifies the results based 50% on Company three-year TSR relative to Webster’s peer group and 50% on the three-year ROE compared to plan. Performance must meet threshold levels, or the shares are forfeited.
•Three-year TSR reflects the rate of return including price appreciation plus reinvestment of dividends calculated as follows: (ending stock price – beginning price + dividends paid per share) / beginning stock price. The peer group reflects Webster’s Compensation peer group listed in the Compensation peer group section at the start of the three-year period.
•ROE Over the Three-Year Period is calculated as the ratio of adjusted net income to adjusted average stockholders’ equity.4 The ROE target is set annually during the performance period by the Compensation and HR Committee giving consideration to the Board approved financial plan set at the end of the prior year. The score is calculated each year and then averaged over three years.

____________________________
(4) Adjusted ROE is a non-GAAP measure. See Appendix A for a reconciliation of non-GAAP measures to the corresponding GAAP measures.

PAYOUT DETERMINATION FOR PERFORMANCE SHARES GRANTED IN MARCH 2025 BASED ON 2025-2027 PERFORMANCE

Payout Metric	Below Threshold Payout	Threshold Payout	Target Payout	Maximum Payout
Peer-relative three-year TSR	0%	50%	100%	150%
ROE over three-year period	0%	50%	100%	150%
The Company does not vest performance-based restricted stock for performance below threshold. A threshold level of performance must be met for each metric in order for payment to be earned. Once threshold performance is achieved, actual awards will be interpolated between threshold and maximum of target. The Company accrues but does not pay dividends on performance shares until the actual number of shares is known based on final performance and the shares vest. The accrued dividends are paid as a lump sum following vesting.
LONG-TERM INCENTIVE COMPENSATION APPROVED IN FEBRUARY 2025
2025 Long-Term Incentive Grants—Annual LTI grants were approved in February 2025 in the form of 60% performance shares and 40% time-vested restricted stock, as described above, based in part on each NEO’s 2024 performance and granted based on such NEO's 2024 base pay and LTI target percent. Target opportunities for the LTI awards granted in 2025 represent between 37% and 62% of total target direct compensation for the NEOs.
LTI awards may be increased or decreased from target levels based on a variety of factors including the Company’s prior year performance against financial and strategic goals. The Compensation and HR Committee determines the recommended grants for the Chairman & Chief Executive Officer and reviews and approves the Chairman & Chief Executive Officer’s recommendation for the other NEOs. The Compensation and HR Committee approved grants at target levels for each NEO as shown in the chart below, with the exception of Mr. Holland, who received 104% of target in consideration of his transition into the CFO role in 2024.

2025 LONG-TERM INCENTIVE COMPENSATION
Name	Long-Term Incentive Award
John R. Ciulla	$4,510,000
Neal Holland	$1,285,000
Luis R. Massiani	$1,935,000
Christopher J. Motl	$1,520,000
Charles L. Wilkins	$575,000
RETIREMENT PLANS
Pension Plan—Webster Bank maintains a frozen tax-qualified defined benefit pension plan (the “Pension Plan”). Webster stopped benefit accruals under the plan for all employees, including the NEOs as of December 31, 2007. Please see “Pension Plan Benefits” below for additional information about pension benefits for the eligible NEOs.
401(k) Plan—During 2025, Webster Bank maintained a tax-qualified defined contribution 401(k) plan (a “401(k) Plan”) for eligible employees, including the NEOs. The 401(k) Plan allows employees, including the NEOs, to make pre-tax or Roth contributions of their pay, up to Internal Revenue Code (“IRC”) limits ($23,500 in 2025). The 401(k) Plan provides for a company contribution up to 5% of employee’s eligible compensation. Under IRC limits, annual compensation in excess of $350,000 in 2025 may not be taken into account for determining benefits or contributions under the qualified plan. Employees who are age 50 or older by the last day of the year (December 31, 2025) may contribute an additional $7,500 to the 401(k) Plan and those between the ages of 60 and 63 are able to contribute an additional $3,750 for a total additional contribution of $11,250 annually.
Supplemental Defined Contribution Plans—Webster Bank maintains a non-qualified supplemental defined contribution plan (the “SERP”) for certain executives, including the NEOs. This plan provides each NEO with an allocation to their SERP account equal to the additional match that the NEO would have received in either of the 401(k) Plans if there were no IRC compensation or deferral limits. The notional investments are in the same funds as the 401(k) Plan other than Webster stock and participants earnings are tracked accordingly. There are no “above-market rates” for earnings. Distributions from the plan are paid in cash. Please see “Non-Qualified Deferred Compensation” below for additional information.

Non-Qualified Deferred Compensation Plan—All executives, including the NEOs, were eligible to participate in a voluntary non-qualified deferred compensation plan (the “NQDC Plan”). The plan allowed eligible highly compensated employees to defer up to 25% of their base salary and up to 75% of their annual cash incentive award. No company contributions were made into this plan for 2025. There are no “above-market” rates for earnings in the plan. Please see “Non-Qualified Deferred Compensation” below for additional information.
OTHER EXECUTIVE BENEFITS
Webster offers a limited number of benefits to the NEOs and other executives in addition to the broad-based employee benefits program. Each benefit supports a specific objective but falls within the overall purpose of recognizing leadership responsibility and contributions to the Company’s goals. Management reviews the benefits with the Compensation and HR Committee for consistency with Webster’s organizational culture and market practices. These benefits, which are limited to participation in the SERP, long-term care insurance and additional life insurance benefits are described in a footnote to the Summary Compensation Table.
In July 2025, the Compensation & HR Committee approved the use of non-commercial aircraft through a fractional membership program for business purposes for Mr. Ciulla and other members of the executive team. Use of non-commercial aircraft is intended to maximize productivity and availability of personnel by permitting more efficient travel. In addition, Mr. Ciulla is permitted up to 25 hours of personal use of the aircraft annually (pro-rated for 2025).
EMPLOYMENT AGREEMENTS
During 2025, none of the NEOs had formal employment agreements. In 2025, all NEO’s remained in a change-in-control and non-compete agreement with the Company. None of the agreements provide for any golden parachute tax gross-up provisions nor do they provide for the acceleration of vesting of stock options or restricted stock based on a single trigger provision for potential payments upon a change in control. Please see “Potential Payments Upon Termination or Change in Control” below for additional information.
POST-TERMINATION ARRANGEMENTS
Webster’s change in control practices are designed to retain the NEOs during rumored and actual change in control activity. During these times, continuity is a key factor in preserving the value of the business. Webster also provides other termination benefits designed to facilitate changes in key executives as needed. The amounts payable, triggering events and other terms of Webster’s change in control and other termination arrangements are set by the Compensation and HR Committee based on Company policy and competitive market information. Webster reviews the provisions of the change in control agreements annually. Please see “Potential Payments Upon Termination or Change in Control” below for additional information.
EQUITY GRANT PRACTICES
Webster maintains an Incentive Compensation Policy which contains the framework for our LTI plans and relative compensation processes and decisions. The Incentive Compensation Policy is reviewed and approved annually by our Incentive Compensation Oversight Committee and our LTI plans are governed by our Board in accordance with Webster’s 2021 Stock Incentive Plan document (as amended and restated April 2023) (the “Plan”). Additionally, incentive plans covering EMC members, individual EMC incentive awards, and overall corporate incentive plan funding require approval from the Compensation and HR Committee. Assuming no guarantees are in place, Webster management maintains full discretion to award or not award equity incentive compensation. Pursuant to the Incentive Compensation Policy, all payments must comply fully with the LTI plan, as designed and documented, Webster’s policies, and federal and state laws, rules, and regulations.
Webster does not determine the timing and terms of equity awards in anticipation of the disclosure of material nonpublic information and Webster does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The grant date for annual awards to all employees has typically been established as March 1 of each year, with the grant being made on the next business day if March 1 falls on a weekend. In addition to the annual grants, equity awards may be granted at other times during the year. In 2025, we awarded Mr. Holland an off-cycle grant of $500,000 of Webster restricted stock, with time-based vesting on the third anniversary in recognition of his rapid integration and significant contributions to Webster. In 2025, we did not grant equity awards to our NEOs during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information.
Although the Plan authorizes Webster to grant stock options to its employees, Webster does not currently grant stock options to its employees.

EXECUTIVE STOCK OWNERSHIP GUIDELINES
Webster believes stock ownership by management is beneficial in aligning the interests of management and stockholders. Executive Stock Ownership Guidelines are established to enhance stockholder value and focus each executive’s attention on the long-term success of the Company. Webster has adopted stock ownership guidelines for all of its executive officers, including the NEOs. The table below reflects the minimum stock ownership guidelines for our NEOs.

Name	Holding Requirements
John R. Ciulla	6X base salary
Neal Holland	3X base salary
Luis R. Massiani	3X base salary
Christopher J. Motl	3X base salary
Charles L. Wilkins	2X base salary
As of December 31, 2025, all NEOs met their stock ownership holding requirements. Once achieved, ownership of the holding requirement amount must be maintained for as long as the executive is subject to the stock ownership guidelines. Any NEO who does not meet the holding requirement agrees to hold all net common stock received through vested LTI awards until the NEO achieves the holding requirement. We do not count performance shares in our stock ownership guidelines until after the shares are vested.
Anti-hedging/anti-pledging—Directors, officers and other employees of Webster are prohibited from hedging their ownership of Webster securities, including through the use of options, puts, calls, short sales, futures contracts, equity swaps, collars or other derivative instruments that are designed to hedge or offset any decrease in the market value of Webster securities, regardless of whether such directors, officers and employees have material nonpublic information about Webster, and may be authorized to enter into exchange funds as part of a Rule 10b5-1 arrangement when the purpose is diversification and financial planning. Directors and executive officers are prohibited from pledging their Webster securities as collateral for a loan.
TAX CONSIDERATIONS
IRC Section 162(m) generally places a $1 million limit on the amount of compensation a company can deduct in any one year for the Company’s chief executive officer, chief financial officer and three other most highly compensated executive officers (and any employee of the Company or any predecessor who was an IRC 162(m) “covered employee” for any tax year beginning after December 31, 2016, including periods during which the individual is a former employee and after the employee’s death). While the Compensation and HR Committee considers deductibility as one factor in determining executive compensation, the Compensation and HR Committee will continue to link pay with performance and retains the flexibility to award compensation consistent with the goals of our executive compensation program even if the awards are not deductible for tax purposes.
COMPENSATION OF NAMED EXECUTIVE OFFICERS
SUMMARY COMPENSATION TABLE
Salary, bonus, incentive payments, and other compensation amounts to Webster’s NEOs are summarized in the following table. Some of the amounts below represent the opportunity to earn future compensation under performance-based compensation incentives that may be forfeited based on future performance vesting. As a result of mixing compensation paid and contingent compensation, the totals shown in the Summary Compensation Table include amounts that the NEOs may never receive.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)[1]	Stock Awards ($)[2]	Non-Equity Incentive Plan Compensation ($)[3]	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)[4]	All Other Compensation ($)[5]	Total ($)

John R. Ciulla	2025	1,124,231	—	4,370,192	2,191,625	7,100	509,207	8,202,354
Chairman of the Board and Chief Executive Officer	2024	1,100,000	—	3,354,304	1,306,250	(5,500)	295,102	6,050,156
	2023	1,100,000	—	5,239,451	1,031,250	7,300	352,258	7,730,259
Neal Holland	2025	668,462	100,000	1,748,500	1,197,188	—	85,273	3,799,422
Chief Financial Officer	2024	275,000	1,030,150	763,700	—	—	36,321	2,105,171
Luis R. Massiani	2025	900,000	—	1,875,012	1,446,875	—	283,593	4,505,480
President and Chief Operating Officer	2024	884,616	—	2,170,147	1,068,750	—	167,864	4,291,377
	2023	790,385	—	1,503,514	750,000	—	141,093	3,184,992
Christopher J. Motl	2025	800,000	—	1,472,895	1,175,000	3,800	236,017	3,687,712
President of Commercial Banking	2024	800,000	—	1,545,019	950,000	(4,400)	161,383	3,452,002
	2023	771,154	—	977,240	750,000	4,200	160,716	2,663,310
Charles L. Wilkins	2025	540,385	—	557,156	616,250	—	108,977	1,822,769
Head of HSA Bank

(1)Amounts shown in this column for Mr. Holland reflect an agreed upon signing bonus paid in January 2025
(2)The amounts indicated represent the aggregate grant date fair value of equity awards granted to each of the NEOs. The grant date fair values are calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation ("FASB ASC Topic 718"). Assumptions used in the calculation of these amounts are included in Note 19 to the Company's audited financial statements for the fiscal year ended December 31, 2025, included in the Company's 2025 Form 10-K filed with the SEC on February 27, 2026. The amounts reflected in the table assume that performance goals for the performance-based RSAs will be achieved at target. At the maximum level of performance, the grant date fair value of the performance-based RSAs granted in 2025 would be: Mr. Ciulla, $3,973.838; Mr. Holland, $1,132,235.27; Mr. Massiani, $1,704,959.40; Mr. Motl, $1,339,272.20; and Mr. Wilkins, $506,664.88. Amounts shown in this column for Mr. Holland include the value of an equity retention award provided on October 28,2025 as described under the heading "Equity Grant Practices" above
(3)Amounts shown in this column represent cash awards paid under the performance-based annual cash incentive plan
(4)Webster Bank maintains a frozen Pension Plan as of December 31, 2007. The Pension Plan is described more fully below under the heading “Pension Plan Benefits.” The amounts in this column reflect the change in the actuarial present value of the NEOs’ benefits under the Pension Plan determined using interest rate and mortality assumptions consistent with those used in the Company’s financial statements. Specifically, the assumptions used to value the accumulated benefits at December 31, 2025 consisted of a 5.26% interest rate for the Pension Plan versus 5.43% in 2024, and the IRS 2024+ Generational Mortality Table
(5)All Other Compensation includes amounts contributed or allocated, as the case may be, to the 401(k) Plan in which the NEO participates (excluding the NEOs’ contributions to the 401(k) Plan), the SERP, dividends paid on unvested restricted stock and on earned performance-based stock awards, premiums on an executive-owned life insurance policy and any other payments received that are not included in other tables. The table below shows the disclosed components of the “All Other Compensation” column

2025 ALL OTHER COMPENSATION
Name	Company Contribution to 401(k) Plan ($)	Supplemental Defined Contribution Plan ($)	Dividends ($)	Premium on Life Insurance Policies ($)	Other Perquisites ($)
John R. Ciulla	22,243	147,891	316,244	5,893	16,936(a)
Neal Holland	15,243	34,688	35,342	—	—
Luis R. Massiani	15,243	83,195	182,426	—	2,729
Christopher J. Motl	18,743	86,258	127,512	3,504	—
Charles L. Wilkins	15,243	36,777	48,013	8,945	—
(a)The amount shown for Mr. Ciulla represents disability insurance coverage and personal use of a non-commercial aircraft. The cost to Webster for the use of the aircraft totaled $14,371.

GRANTS OF PLAN-BASED AWARDS
The following table presents information regarding awards granted during the fiscal year ended December 31, 2025 to each NEO under the Company’s plans, including possible and future payouts under non-equity incentive plan awards and equity incentive plan awards.

GRANTS OF PLAN-BASED AWARDS IN 2025
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards[2]			Estimated Future Payouts Under Equity Incentive Plan Awards[3]			All Other Stock Awards: Number of Shares of Stock or Units (#)	Closing Price on Grant Date ($)	Grant Date Fair Value of Stock and Option Awards[4] ($)
Name	Award Type[1]	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John R. Ciulla	CIP		847,500	1,695,000	3,390,000	—	—	—	—	—	—
	Time	3/3/2025	—	—	—	—	—	—	31,682	54.32	1,720,966
	Perf	3/3/2025	—	—	—	23,762	47,524	71,286	—	54.32	2,649,225
Neal Holland	CIP		456,205	912,500	1,825,000	—	—	—	—	—	—
	Time	3/3/2025	—	—	—	—	—	—	9,027	54.32	490,347
	Perf	3/3/2025	—	—	—	6,771	13,541	20,312	—	54.32	754,842
	Time	10/28/2025	—	—	—	—	—	—	8,894	56.59	503,311
Luis R. Massiani	CIP		562,500	1,125,000	2,250,000	—	—	—	—	—	—
	Time	3/3/2025	—	—	—	—	—	—	13,593	54.32	738,372
	Perf	3/3/2025	—	—	—	10,195	20,390	30,585	—	54.32	1,136,641
Christopher J. Motl	CIP		500,000	1,000,000	2,000,000	—	—	—	—	—	—
	Time	3/3/2025	—	—	—	—	—	—	10,678	54.32	580,029
	Perf	3/3/2025	—	—	—	8,009	16,017	24,026	—	54.32	892,866
Charles L. Wilkins	CIP		275,000	550,000	1,100,000	—	—	—	—	—	—
	Time	3/3/2025	—	—	—	—	—	—	4,039	54.32	219,398
	Perf	3/3/2025	—	—	—	3,030	6,059	9,089	—	54.32	337,758
(1)Award Types are: Cash Incentive Plan (CIP), Time-based annual stock grant (Time), and Performance-based annual stock grant (Perf)
(2)Columns represent the potential payouts to each of the NEOs resulting from an award pursuant to the annual cash incentive compensation plan, subject to achievement of pre-established performance goals discussed in this Proxy Statement. Actual amounts earned by the NEOs are set forth under the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table set forth above
(3)Represents the threshold, target and maximum number of performance shares that may vest if performance targets are satisfied for the 2025 through 2027 performance period for the annual awards. Dividends will be deferred on all unearned performance shares and will be paid upon conclusion of the performance period to the extent earned
(4)Represents the grant date fair value, computed in accordance with FASB ASC Topic 718 of all equity awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides information regarding outstanding awards held by Webster’s NEOs as of December 31, 2025.

Outstanding Equity Awards at Fiscal Year-End 2025

		Stock Awards
Name	Grant Date	Number of Shares or Units That Have Not Vested[1] (#)	Market Value of Shares or Units That Have Not Vested[2] ($)		Equity Incentive Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested[2] ($)

John R. Ciulla	3/1/2023	8,135	512,017	[3]	—		—
	5/1/2023	—	—		36,606	[8]	2,303,982
	3/1/2024	18,593	1,170,243	[4]	41,834	[9]	2,633,032
	3/3/2025	31,682	1,994,065	[5]	47,524	[10]	2,991,161
Neal Holland	7/25/2024	10,476	659,359	[6]	—		—
	3/3/2025	9,027	568,159	[5]	13,541	[10]	852,271
	10/28/2025	8,894	559,788	[7]	—		—
Luis R. Massiani	3/1/2023	3,698	232,752	[3]	16,639	[8]	1,047,259
	3/1/2024	12,030	757,168	[4]	27,065	[9]	1,703,471
	3/3/2025	13,593	855,543	[5]	20,390	[10]	1,283,347
Christopher J. Motl	3/1/2023	2,404	151,308	[3]	10,815	[8]	680,696
	3/1/2024	8,564	539,018	[4]	19,269	[9]	680,696
	3/3/2025	10,678	672,073	[5]	16,017	[10]	1,008,110
Charles L. Wilkins	3/1/2023	1,288	81,067	[3]	5,796	[8]	364,800
	3/1/2024	3,240	203,926	[4]	7,289	[9]	458,770
	3/3/2025	4,039	254,215	[5]	6,059	[10]	381,353
(1)Represents the number of restricted stock awards that were not vested as of December 31, 2025
(2)Market value calculated by multiplying the closing market price of Webster’s common stock on December 31, 2025, which was $62.94, by the number of shares of stock
(3)These unvested shares of restricted stock are pursuant to an award vesting annually in three equal installments beginning on March 1, 2024
(4)These unvested shares of restricted stock are pursuant to an award vesting annually in three equal installments beginning on March 1, 2025
(5)These unvested shares of restricted stock are pursuant to an award vesting annually in three equal installments beginning on March 3, 2026
(6)These unvested shares of restricted stock are pursuant to an award vesting annually in three equal installments beginning on July 25, 2025
(7)These unvested shares of restricted stock are pursuant to an award vesting in one installment on October 28, 2028
(8)The outstanding shares are shown at target, the performance criteria will be evaluated after the December 31st, 2025 close of the three-year performance period and vesting will occur March 2, 2026
(9)The outstanding shares are shown at target, the performance criteria will be evaluated after the December 31st, 2026 close of the three-year performance period and vesting will occur on March 1, 2027
(10)The outstanding shares are shown at target, the performance criteria will be evaluated after the December 31st, 2027 close of three-year performance period and vesting will occur March 3, 2028

OPTION EXERCISES AND STOCK VESTED
The following table provides information regarding the number of shares of common stock acquired by Webster’s NEOs in fiscal 2025 as a result of the vesting of shares of restricted stock.

OPTION EXERCISES AND STOCK VESTED IN 2025

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting[1] ($)
John R. Ciulla	—	—	81,869	4,706,059
Neal Holland	—	—	5,238	315,432
Luis R. Massiani	—	—	42,535	2,452,690
Christopher J. Motl	—	—	29,342	1,690,620
Charles L. Wilkins	—	—	19,096	1,075,487
(1)Value realized is calculated by multiplying the number of shares vesting by the fair market value of Webster’s common stock on the vesting date
PENSION PLAN BENEFITS
The following table sets forth the present value of accumulated benefits payable to each of the eligible NEOs, including the number of years of service credited to each such NEO, under the frozen Pension Plan as of December 31, 2025. The accumulated benefit value is based upon the benefit that is payable at the NEO’s Normal Retirement Age (65) with actuarial increases for executives over age 65, if applicable.

2025 PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
John R. Ciulla	Webster Bank Pension Plan	4	98,300
Christopher J. Motl	Webster Bank Pension Plan	4	48,400
Webster Bank maintains the frozen Pension Plan for eligible employees of Webster Bank and affiliated companies that adopted the plan. Pension benefits were frozen as of December 31, 2007. Therefore, service and compensation after this date will not be used in calculating a benefit from this plan.
The Pension Plan is a defined benefit tax-qualified plan under the IRC and complies with the requirements of the Employee Retirement Income Security Act of 1974, as amended. All employees hired before January 1, 2007 were eligible to participate in the Pension Plan upon reaching the age of 21 and completing one year of service.
Benefits under the Pension Plan are funded solely by contributions made by Webster Bank. Under the Pension Plan’s benefit formula, a participant’s monthly normal retirement benefit will equal the sum of: (a) his or her accrued benefit as of December 31, 1986 (adjusted through August 31, 1996 to reflect certain future increases in compensation), plus (b) the sum of 2% of the participant’s monthly compensation for each year of credited service beginning on or after January 1, 1987 through August 31, 2004, plus (c) the sum of 1.25% of the participant’s monthly compensation if the participant has less than 10 years of credited service at the beginning of the year, or 1.50% of the participant’s monthly compensation if the participant has 10 or more years of credited service at the beginning of the year, for each year of credited service beginning on or after September 1, 2004 through December 31, 2007. In general, benefits may not be based on more than 30 years of credited service. The normal form of benefit is a life annuity for the participant’s lifetime. A Pension Plan participant becomes 100% vested in the benefits under the Pension Plan upon completion of five years of service. Benefit payments to a participant or beneficiary may commence upon a participant’s early retirement date (age 55), normal retirement date (age 65), deferred retirement date or death. Benefits payable at early retirement date are reduced 1/15th each year for the first five years and 1/30th each year for the next five years before normal retirement date.

NON-QUALIFIED DEFERRED COMPENSATION
Webster maintains a non-qualified SERP which provides supplemental employer match contributions that are not available under the 401(k) Plan because annual compensation in excess of $350,000 in 2025 may not be used in the calculation of retirement benefits under the IRC and because annual contributions to the 401(k) Plan that can be matched by the employer were subject to a maximum of $23,500 in 2025. These plans allow distribution upon termination in either a lump sum or 10 annual installments.
Webster also offers a voluntary NQDC Plan. The NQDC Plan allows eligible highly compensated employees to defer up to 25% of their base salary and up to 75% of their annual cash incentive award. No company contributions were made into the NQDC Plan in 2025. Participants can elect in-service withdrawals made at least five years after deferral or withdrawals upon separation from service in either a lump sum or annual installments. There are no “above-market” rates for earnings.
The following table shows the contributions to and the earnings in each NEO’s account under Webster’s SERP, Prior SERP, and NQDC Plan for the fiscal year ended December 31, 2025.

2025 NON-QUALIFIED DEFERRED COMPENSATION
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY1 ($)	Aggregate Earnings in Last FY2 ($)	Aggregate Withdrawals/Distributions in Last FY ($)	Aggregated Balance at Last FYE ($)
John R. Ciulla	—	147,891	202,596	—	1,793,410
Neal Holland	—	34,688	1,649	—	45,132
Luis R. Massiani	—	83,195	42,991	—	355,122
Christopher J. Motl	—	86,258	109,150	—	780,190
Charles L. Wilkins	—	36,777	82,704	—	899,070
(1)The amounts in this column are reported as supplemental defined contribution plan contributions in the “All Other Compensation” column in the Summary Compensation Table
(2)The amounts in this column show the investment gain or loss for each NEO during 2025, based on the investment choices selected by each NEO
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Historically, Webster entered into Change in Control Agreements and Non-Competition or Non-Solicitation Agreements with its NEOs, which provide post-termination payments to the NEOs.
Non-Compete Agreement—Messrs. Motl, Wilkins and Holland each have a non-compete agreement, with Messrs. Motl’s and Wilkins' signed on April 3, 2017 and Mr. Holland’s signed on July 15, 2024. As of February 1, 2024, Messrs. Ciulla and Massiani are also covered by the non-compete agreement. This agreement provides that, for a period of 12 months following a termination for any reason, these NEOs will be restricted from competing with the Company and from soliciting the Company’s employees or clients/customers. The agreement also provides that if any of these NEOs is terminated without Cause or for Good Reason (as defined in the agreement), he would receive severance benefits subject to signing a Release as follows:
•A lump sum payment equal to the sum of the then current annual base salary and the prorated amount of any target Cash Incentive Award to be paid pursuant to Webster’s annual Cash Incentive Compensation plan during the then current fiscal year payable within 30 calendar days following termination.
•Continued medical and dental coverage for the shorter of one year or until the NEO accepts other employment on a substantially full-time basis.
•Any outstanding LTI awards granted will become fully vested and exercisable based on the length of time worked since the grant date (provided that the shares have been held for a period of one year).
Assuming a December 31, 2025 termination event of involuntary termination without Cause or for Good Reason, the aggregate value of the payments and benefits to which each NEO would be entitled would be as follows:

PAYMENTS DUE UPON EXECUTIVE SEVERANCE

Name	Salary and Cash Incentive ($)	Benefits and Health Programs ($)	Value of Accelerated Equity ($)	Total Payments ($)
John R. Ciulla	2,825,000	27,420	4,959,267	7,811,686
Neal Holland	1,642,500	27,420	389,205	2,059,125
Luis R. Massiani	2,025,000	27,608	2,723,941	4,776,549
Christopher J. Motl	1,800,000	27,608	1,863,166	3,690,774
Charles L. Wilkins	1,100,000	19,814	825,023	1,944,837
Termination Upon Change in Control - Change in control provisions benefit Webster’s stockholders by assisting with retention of executives during rumored and actual change in control activity when continuity is a key factor in preserving the value of the business. These termination benefits are provided based on the time needed by executives of that level to find new employment and to facilitate changes in key executives as needed.
Each of the NEOs is covered by a Change in Control Agreement. Under each agreement, each NEO is eligible to receive payments and other benefits, subject to the conditions described below, in the event the executive is terminated during the two-year period following a change in control. A change in control is defined by the agreements as:
•with certain exceptions, the acquisition by any person of beneficial ownership of 20% or more of either (i) the outstanding shares of the common stock or (ii) the combined voting power of the outstanding voting securities of Webster entitled to vote generally in the election of directors;
•individuals who, as of the date of each executive’s agreement, constituted the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board, except for individuals subsequently joining the Board who are approved by at least a majority of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board;
•generally, consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all the assets of Webster (with certain standard exceptions); or
•approval by the stockholders of a complete liquidation or dissolution of Webster.
Payments and Benefits – The payments and benefits payable to the eligible NEOs under the Change in Control Agreements are as follows:
•Death or Disability – If an executive’s employment is terminated by reason of death or disability (defined as the absence of the executive from his or her duties on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness determined to be total and permanent), following a change in control, the executive, or the executive’s estate, as the case may be, is entitled to receive the executive’s accrued salary, Cash Incentive Award, deferred compensation (together with accrued interest or earnings thereon), any accrued vacation pay plus any other amounts or benefits required to be paid or provided to the executive under any agreement or plan of Webster and its affiliated companies.
•Cause – If an executive’s employment is terminated for Cause following a change in control, the Change in Control Agreement terminates and the executive is entitled to receive only his or her annual base salary through the date of termination, the amount of any compensation previously deferred by the executive and any other amounts or benefits required to be paid or provided to the executive under any agreement or plan of Webster and its affiliated companies. Cause is defined as:
•the willful and continued failure by the executive to perform substantially the executive’s duties with Webster or one of its affiliates (other than a failure resulting from incapacity due to physical or mental illness), after written demand for performance is delivered to the executive by the Chairman & Chief Executive Officer, or
•the willful engaging by the executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to Webster.
•For Good Reason or Other than for Cause, Death or Disability – Executives are entitled to certain payments and continued benefits in the event of a termination following a change in control other than for Cause, Death or Disability, or in the event the executive terminates his or her employment for “Good Reason.” Good Reason is defined as:
•the assignment to the executive of duties inconsistent with the executive’s position, authority, duties or responsibilities resulting in a diminution in such position, authority, duties or responsibilities;
•the failure by Webster to comply with the compensation terms of the executive’s change in control agreement;

•a material change in the office or location at which the executive is primarily based or Webster’s requiring the executive to travel on Company business to a substantially greater extent than required immediately prior to the change in control;
•the termination by Webster of the executive’s employment other than expressly as permitted by the change in control agreement; or
•the failure by Webster to require that any successor assume, and perform according to, the executive’s change in control agreement.
In the event of a termination pursuant to Good Reason or Other than for Cause, Death or Disability upon Change in Control, each NEO is entitled to:
•the executive’s base salary through the termination date to the extent not previously paid;
•a prorated target Cash Incentive Award for the fiscal year in which the termination occurs based upon the period of time elapsed during such fiscal year;
•any previously deferred compensation and accrued vacation pay;
•an amount equal to three times the sum of the executive’s base salary and Cash Incentive Award target for Messrs. Ciulla, Holland, Massiani and Motl and two times for Mr. Wilkins;
•the additional amounts that would have been contributed or credited to his accounts in both the 401(k) Plans and the SERP if the executive’s employment had continued for three years after the date of termination for Messrs. Ciulla, Holland, Massiani, and Motl and two years for Mr. Wilkins, based on the compensation amounts that would have been required to be paid to him or her under the change of control agreement.
•the amount equal to the cost for continued benefits for the executive and his family for a period of three years following termination for Messrs. Ciulla, Holland, Massiani, and Motl and two years for Mr. Wilkins;
•outplacement services; and
•any other amounts or benefits to which he is entitled under any agreement or plan of Webster and its affiliated companies.
Under the existing agreements, NEOs are not entitled to any gross-up payment in the event they would be subject to excise tax under Section 4999 of the IRC (relating to excess parachute payments).
On May 1, 2025, Mr. Holland entered into an amended Change in Control agreement consistent with that of Messrs. Ciulla, Massiani, and Motl. Assuming a December 31, 2025 termination event following a Change in Control, the aggregate value of the payments and benefits to which each NEO would be entitled in the event of termination other than for Cause, Death or Disability, or in the event the executive terminates employment for Good Reason would be as follows:

Payments Due Upon Involuntary Termination Not for Cause or Termination for Good Reason following Change in Control[1]

Name	Salary and Cash Incentive ($)	Qualified and Non-qualified 401(k) Contribution Equivalents ($)	Benefits and Health Programs ($)	Value of Accelerated Equity[2] ($)	Total Payments ($)
John R. Ciulla	10,170,000	510,401	179,099	11,604,500	22,463,999
Neal Holland	5,840,000	149,792	161,420	2,639,578	8,790,789
Luis R. Massiani	7,200,000	295,313	146,373	5,879,540	13,521,225
Christopher J. Motl	6,400,000	315,000	156,885	4,263,996	11,135,881
Charles L. Wilkins	2,750,000	104,039	103,175	1,744,130	4,701,344
(1)Does not reflect potential modified cut-backs in the event the executive exceeds the safe harbor limit
(2)In the event of a change in control, if an NEO is terminated, all equity awards granted under the Plan that are outstanding immediately prior to the change in control shall become fully vested and exercisable
PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of Webster’s employees and the annual total compensation of John R. Ciulla, Webster’s Chairman & Chief Executive Officer. The pay ratio was calculated in a manner consistent with Item 402(u) of Regulation S-K.

For 2025, our last completed fiscal year, we determined that the annual median total compensation of all our employees who were employed as of December 31, 2025, other than our Chairman & Chief Executive Officer was $95,925.62; the annual total compensation of our Chairman & Chief Executive Officer was $8,202,355; and the ratio of these amounts was 86 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Chairman & Chief Executive Officer, we took the following steps:
•We determined that, as of December 31, 2025, our employee population consisted of 4,554 individuals with all these individuals located in the United States. This population consisted of our full-time, part-time, and seasonal employees.
•While not required, the Company chose to recalculate the median employee for 2025. To do this, we compared the amount of salary, overtime and other premium pay, and incentive payments of our employee population as reflected in our payroll records.
•Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2025 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K. The difference between such employee’s salary, overtime and other premium pay, and incentive payments and the employee’s annual total compensation represents the value of such employee’s equity awards, dividends, 401(k) matching employer contributions, change in defined pension value and any other compensation, to the extent that such employee received or is eligible for these compensation elements.
•With respect to the annual total compensation of our Chairman & Chief Executive Officer, we used the amount reported in the “Total” column of our 2025 Summary Compensation Table set forth above.
PAY VERSUS PERFORMANCE
As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information reflecting the relationship between executive compensation actually paid by the Company and the Company’s financial performance for each of the last five completed calendar years. In determining the compensation “actually paid” to our NEOs, we are required to make various adjustments to amounts that have been previously reported in the Summary Compensation Table in previous years, as the SEC’s valuation methods for this section differ from those required in the Summary Compensation Table. The table below summarizes compensation values both previously reported in our Summary Compensation Table, as well as the adjusted values required in this section for the 2021, 2022, 2023, 2024 and 2025 fiscal years. Note that for our NEOs other than our Chairman & Chief Executive Officer, compensation is reported as an average.

2025 Pay versus Performance[1]

					Value of Initial Fixed $100 Investment based on:
Year	Summary Compensation Table Total for CEO (our principal Executive Officer) ($)	Compensation “Actually Paid” to CEO ($)[2]	Average Summary Compensation Table Total for non-CEO NEOs ($)	Average Compensation “Actually Paid” to non-CEO NEOs ($)[3]	Webster Total Stockholder Return (TSR) ($)	Peer Group TSR ($)[4]	Net Income (in millions $)	Adjusted PPNR (in millions $)[5]
2025	8,202,355	9,822,275	3,453,846	3,941,564	175.85	152.71	1,002.8	1,478.1
2024	6,050,156	5,965,633	2,743,896	2,762,718	149.90	143.39	768.7	1,415.0
2023	7,730,259	9,163,132	3,872,001	4,227,649	133.27	126.67	867.8	1,478.5
2022	8,076,856	6,999,441	5,303,542	4,464,849	119.54	127.17	644.3	1,336.7
2021	4,721,527	5,764,745	1,591,343	1,951,435	136.63	136.64	408.9	526.5
(1)The NEOs included in each year may vary and are consistent with those used in the Summary Compensation table in each year’s proxy
(2)The amounts in this column include deductions and additions from the Summary Compensation Table Total for 2025 for the Chairman & Chief Executive Officer as follows: deduction of equity granted during the year of $4,370,192, deduction of dividends paid of $316,243.93, deduction of the change in pension value of $7,100, addition of the value of equity granted during 2025 that remains unvested based on year-end fair value of $5,221,181.50, change in fair value of unvested equity awards from 2024 year-end to 2025 year-end of $884,137.34, and change in fair value of equity awards that vested during the year from 2024 year-end to vest date of $208,137.10. Dividends paid on unvested and vested shares and accrued for performance shares have been included in the change in share price calculations. No additional pension service cost has been added to actual compensation because the Pension Plan is frozen. The value for time-based restricted stock is calculated using the closing price on the measurement date (date of vesting or each year-end). The value for performance-based shares is based on the actual metric at the measurement date for internal metrics and based on new Monte-Carlo calculations for TSR metrics at each measurement date
(3)The amounts in this column include deductions and additions from the Summary Compensation Table Total for 2025 for the average of the other NEOs as follows: deduction of equity granted during the year of $1,413,391, deduction of dividends paid of

$98,323, deduction of the change in pension value of $3,800, addition of the value of equity granted during 2025 that remains unvested based on year-end fair value of $1,343,297.21, change in fair value of unvested equity awards from 2024 year-end to 2025 year-end of $206,847.20 and change in fair value of equity awards that vested during the year from 2024 year-end to vest date of $50,162.02. Dividends paid on unvested and vested shares and accrued for performance shares have been included in the change in share price calculations. No additional pension service cost has been added to actual compensation because the Pension Plan is frozen. The value for time-based restricted stock is calculated using the closing price on the measurement date (date of vesting or each year-end). The value for performance-based shares is based on the actual metric at the measurement date for internal metrics and based on new Monte-Carlo calculations for TSR metrics at each measurement date
(4)The amounts in this column are calculated using the KBW Regional Banking index as the Peer Group TSR
(5)Adjusted PPNR is a non-GAAP measure. See Appendix A for a reconciliation of non-GAAP measures to the corresponding GAAP measures.
The compensation actually paid to the Company’s Chairman & Chief Executive Officer and other NEOs as compared to Net Income and adjusted PPNR5 and compensation actually paid to the Company’s Chairman & Chief Executive Officer and average compensation actually paid to other NEOs as compared to the Company’s TSR and the TSR of the KBW Regional Banking index are shown below:
____________________________
(5) Adjusted PPNR is a non-GAAP measure. See Appendix A for a reconciliation of non-GAAP measures to the corresponding GAAP measures.

Below is an unranked list of the most important performance measures used to link executive compensation actually paid to the Company’s performance:
Key Performance Measures
1.PPNR
2.ROAA
3.Relative Total Stockholder Return
4.Return on Equity
5.Strategic Goals
6.Risk Management
7.Leadership
NON-EMPLOYEE DIRECTOR COMPENSATION
The following table summarizes the compensation paid to Webster’s non-employee directors during 2025. In 2025, Mr. Ciulla, as an employee director of Webster did not receive any additional compensation for serving as a director or Committee member of Webster or its subsidiaries. Webster does not issue option awards, and no non-employee directors have any option awards outstanding. Except as described below, no other compensation was paid to any such director.

	Director Compensation for Service During 2025
Name	Fees (Cash)($)(1)(2)	Stock Awards($)(3)	All Other Compensation($)(4)	Total($)
Mona Aboelnaga Kanaan	125,000	112,601	2,773	240,375
William L. Atwell	126,528	112,601	2,773	241,902
John P. Cahill	115,972	112,601	2,773	231,346
Frederick J. Crawford(5)	61,250	58,626	406	120,282
William D. Haas	128,197	112,601	2,593	243,391
E. Carol Hayles	142,500	112,601	2,773	257,874
Maureen B. Mitchell	120,000	112,601	2,773	235,374
Laurence C. Morse	125,000	112,601	2,773	240,374
Richard O’Toole	162,500	112,601	2,773	277,874
Mark Pettie	124,303	112,601	2,773	239,677
Lauren C. States	132,500	112,601	2,773	247,874
William E. Whiston	120,000	112,601	2,773	235,374
(1)Includes Board and Committee retainers paid in 2025.
(2)Amounts include fees deferred by participating Directors under the Webster Bank, N.A. Deferred Director Fee Plan.
(3)The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The fair market value of the restricted stock awarded on May 21, 2025 was $50.79 per share based on the closing price of the Company’s common stock on the date of the grant (2,217 shares were granted to each director). The fair market value of the restricted stock awarded on August 12, 2024 was $57.76 per share based on the closing price of the Company’s common stock on the date of the grant (1,015 shares were granted to Mr. Crawford). All shares of restricted stock vest after one year and have a two-year holding period following the vesting period.
(4)Reflects the dollar amount of dividends paid on unvested shares of restricted stock for the fiscal year ended December 31, 2025.
(5)Reflects the pro-rated amount of non-employee director compensation received by Mr. Crawford following his appointment to the Board on July 1, 2025.
Webster uses a combination of cash and shares of restricted stock to attract and retain qualified candidates to serve on the Board. Webster’s Compensation and HR Committee annually reviews its director compensation program to ensure the program is competitive relative to our peer group (as described in “Compensation Discussion and Analysis” below) and recommends to the Board any necessary changes in fees. Webster engages an independent compensation consultant, Compensation Advisory Partners LLC (“CAP”), to offer market perspectives on the compensation of Webster’s non-employee directors, including providing information on the director compensation programs of Webster’s peer group. The Corporate Governance Policy also establishes director qualification guidelines for potential directors to closely align directors’ interests with those of Webster’s stockholders.
For 2025, the Compensation and HR Committee recommended and the Board approved an annual Board member retainer of $95,000, paid quarterly and an annual equity award in the amount of $115,000, with shares determined based on the ten-day average closing price of common stock prior to the date of grant.

Further, for 2025, the additional annual retainer for the Lead Independent Director was $45,000. The annual retainers for the Committee Chairs in 2025 were $35,000 for the Audit Committee Chair, $30,000 for the Risk Committee Chair, and $20,000 for each of the Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, and Technology Committee Chairs. The annual retainers for non-Chair Committee members in 2025 were $15,000 for the Audit Committee, $12,500 for the Risk Committee, and $10,000 for each of the Compensation and Human Resources Committee, Nominating and Corporate Governance Committee, and Technology Committee.
Webster continues to reimburse directors for reasonable travel expenses incurred in connection with attending Board meetings and our director education program.
STOCK OWNERSHIP GUIDELINES FOR NON-EMPLOYEE DIRECTORS
The Webster stock ownership guidelines require non-employee directors to own Webster common stock with a market value equal to that of five times the annual board member cash retainer (or $475,000 for 2025 and 2026). Non-employee directors who do not meet the guidelines agree to hold all long-term incentives, which include vested shares of restricted shares (net of exercise price and taxes), until they achieve the required ownership threshold of Webster common stock.
Additionally, the 2021 Stock Incentive Plan, as amended on April 26, 2023, establishes a shareholder-approved annual limitation of $500,000 on the value of shares (determined on the date of the grant) granted to any non-employee director in a calendar year.
Compensation Committee Interlocks and Insider Participation
The current members of the Compensation and Human Resources Committee are Messrs. Morse (Chair), Cahill, Haas, Pettie, and Whiston.
None of the members of the Compensation and Human Resources Committee, including those persons who served as members during 2025, was a current or former officer or employee of Webster or any of its subsidiaries or engaged in certain transactions with Webster required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during 2025, which generally means that no executive officer of Webster served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation and Human Resources Committee of Webster.
Compensation and Human Resources Committee Report
The Compensation and Human Resources Committee met with management to review and discuss the Compensation Discussion and Analysis disclosures. Based on such review and discussion, the Compensation and Human Resources Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment and incorporated by reference in the Company’s Form 10-K, and the Board approved the recommendation.
Compensation and Human Resources Committee
Laurence C. Morse (Chair)
John P. Cahill
William D. Haas
Mark Pettie
William E. Whiston
The foregoing report of the Compensation and Human Resources Committee does not constitute soliciting material and shall not be deemed filed, incorporated by reference into or a part of any other filing by the Company (including any future filings) under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates such report by reference therein.

APPENDIX A: RECONCILIATION OF NON-GAAP MEASURES TO GAAP
As indicated in this Amendment, management and the Compensation and Human Resources Committee have discretion to use certain non-GAAP measures, such as PPNR, Adjusted PPNR, Adjusted ROAA, Adjusted ROE, Adjusted EPS and Adjusted EPS for corporate component score to adjust for extraordinary, unusual, or non-recurring items and for material negative risk outcomes as part of Webster’s executive compensation program, which they believe better reflect reported results.
Webster believes that providing certain non-GAAP measures provides investors with information useful in understanding its financial performance, performance trends, and financial position. Webster utilizes these measures for internal planning and forecasting purposes. Webster, as well as securities analysts, investors, and other interested parties, also use these measures to compare peer company operating performance.
Webster believes that its presentation and discussion, together with the accompanying reconciliations, provides additional clarity of factors and trends affecting its business and allows investors to view performance in a manner similar to management. These non-GAAP measures should not be considered a substitute for GAAP basis measures and results, and Webster strongly encourages investors to review its consolidated financial statements in their entirety and not to rely on any single financial measure. Because non-GAAP measures are not standardized, it may not be possible to compare these financial measures with other companies' non-GAAP measures having the same or similar names.
Below is a reconciliation of non-GAAP measures with corresponding GAAP measures.

PPNR and Adjusted PPNR	Year ended December 31, 2025 (in millions)
Net interest income	$2,497.9
Non-interest income	401.5
Total revenue	2,899.4
Less: Non-interest expense	(1,429.3)
PPNR	$1,470.1

Total revenue	$2,899.4
Adjustments to revenue[1]	(9.8)
Adjusted revenue	2,889.6
Less: Non-interest expense	(1,429.3)
Adjustments to non-interest expense[2]	17.8
Adjusted non-interest expense	(1,411.5)
Adjusted PPNR	$1,478.1
(1)Reflects adjustments to revenue for the gain on sale due to the extinguishment of long-term debt.
(2)Reflects adjustments to expenses for charitable contributions to the Webster Foundation, asset disposal and contract termination costs, acquisition expenses, and a true-up to the FDIC special assessment liability

ROAA and Adjusted ROAA	Year ended December 31, 2025 ($ in millions)
Net income	$1,002.8
Average assets	81,308.3
Return on average assets	1.23%

Net income	$1,002.8
Adjustments to net income[1]	6.0
Adjusted net income	1,008.8
Average assets	$81,308.3
Adjusted return on average assets	1.24%
(1)Reflects adjustments for the gain on sale due to the extinguishment of long-term debt, charitable contributions to the Webster Foundation, asset disposal and contract termination costs, acquisition expenses, and a true-up to the FDIC special assessment liability.

Adjusted ROE	Year ended December 31, 2025 ($ in millions)
Net income	$1,002.8
Average stockholders' equity	9,373.9
ROE	10.70%

Net income	$1,002.8
Adjustments to net income[1]	6.0
Adjusted net income	$1,008.8
Average stockholders' equity	9,373.9
Adjusted ROE	10.76%
(1)Reflects adjustments for the gain on sale due to the extinguishment of long-term debt, charitable contributions to the Webster Foundation, asset disposal and contract termination costs, acquisition expenses, and a true-up to the FDIC special assessment liability.

Adjusted EPS and Adjusted EPS for corporate component score	Year ended December 31, 2025 (in millions, except EPS)
Earnings applicable to common stockholders	$974.9
Weighted-average common shares - diluted	165.2
Earnings per common share (diluted)	$5.90

Earnings applicable to common stockholders	$974.9
Adjustments to earnings[1]	6.0
Adjusted earnings applicable to common stockholders	$980.9
Weighted-average common shares - diluted	165.2
Adjusted earnings per common share (diluted)	$5.94

Adjusted earnings applicable to common stockholders	$980.9
Other adjustments[2]	(33.3)
Adjusted earnings applicable to common stockholders for the corporate component score	$947.6
Weighted-average common shares - diluted	165.2
Adjusted earnings per common share (diluted)	$5.74
(1)Reflects adjustments for the gain on sale due to the extinguishment of long-term debt, charitable contributions to the Webster Foundation, asset disposal and contract termination costs, acquisition expenses, and a true-up to the FDIC special assessment liability
(2)Reflects adjustments related to deposit pricing and a legal recovery

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES OWNED BY MANAGEMENT
The following table sets forth information as of April 13, 2026 (unless otherwise indicated below) with respect to the amount of common stock beneficially owned by each director of Webster, each director, each of the NEOs and all directors and executive officers of Webster as a group.

Name and Position(s) with Webster	Number of Shares and Nature of Beneficial Ownership[1]	Percent of Common Stock Outstanding
Named Executive:
John R. Ciulla Chairman of the Board and Chief Executive Officer	315,025	*
Neal Holland Chief Financial Officer	51,285	*
Luis R. Massiani President and Chief Operating Officer	149,954	*
Christopher J. Motl President of Commercial Banking	94,299	*
Charles L. Wilkins Head of HSA Bank	44,147	*
Directors:
Mona Aboelnaga Kanaan Director	14,216	*
William L. Atwell Director	30,915	*
John P. Cahill Director	26,810‡	*
Frederick J. Crawford Director	1,515	*
William D. Haas Director	4,665	*
E. Carol Hayles Director	12,389	*
Maureen B. Mitchell Director	15,656‡	*
Laurence C. Morse Director	25,237	*
Richard O’Toole Lead Independent Director	37,193	*
Mark Pettie Director	34,397	*
Lauren C. States Director	14,345	*
William E. Whiston Director	21,032	*
All Directors and Executive Officers as a group (26 persons)	1,133,708‡	*
‡ Includes any exempt transactions since most recent filing in accordance with Section 16 of the Exchange Act.
* Less than 1% of common stock outstanding.
(1)In accordance with Rule 13d-3 under the Exchange Act for purposes of this table, a person is deemed to be the beneficial owner of any shares of common stock if such person has or shares voting power and/or investment power with respect to the security or has the right to acquire beneficial ownership at any time within 60 days from April 13, 2026. As used herein, “voting power” includes the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Except as otherwise indicated, each director or executive officer has sole voting and investment power with respect to the shares shown and none of such shares are pledged. On April 13, 2026, the Company had 162,031,299 shares of common stock issued and outstanding. The table includes approximately 33,311 shares held in the 401(k) Plan and 407,946 shares of restricted shares that were not vested as of April 13, 2026. The table also includes the following indirect holdings: William Whiston holds 9,666 shares jointly with his spouse and Laurence Morse holds 18,808 shares through the Laurence C. Morse Revocable Trust dated October 26, 2010.
PRINCIPAL HOLDERS OF VOTING SECURITIES OF WEBSTER
The following table sets forth information with respect to the beneficial ownership of common stock by any person or group as defined in Section 13(d)(3) of the Exchange Act who is known to the Company to be the beneficial owner of more than five percent of common stock or filed a Schedule 13G reporting ownership of our common stock.

Name and Addresses of Beneficial Owners	Number of Shares; Nature of Beneficial Ownership[1]		Percent of Common Stock Owned
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	18,123,598	2	10.55%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	15,387,792	3	8.4%
FMR LLC 245 Summer Street Boston, Massachusetts 02210	9,906,975	4	5.8%
(1)Based on information in the most recent Schedule 13D or 13G (or amendment thereto) filed with the SEC pursuant to the Exchange Act, unless otherwise indicated. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)The Vanguard Group reported on Amendment No. 15 to its Schedule 13G filed on March 11, 2024, that it had shared voting power over 87,402 shares, sole dispositive power over 17,853,579 shares and shared dispositive power over 270,019 shares. The Vanguard Group subsequently reported on Amendment No. 16 to its Schedule 13G filed on March 27, 2026 that on January 12, 2026, The Vanguard Group, Inc. went through an internal realignment and certain of its subsidiaries or business divisions of its subsidiaries that formerly had, or were deemed to have, beneficial ownership with The Vanguard Group, Inc. will report beneficial ownership separately (on a disaggregated basis) from The Vanguard Group, Inc., and that The Vanguard Group, Inc. no longer has, or is deemed to have, beneficial ownership over securities beneficially owned by such subsidiaries and/or business divisions.
(3)BlackRock, Inc. reported on Amendment No. 18 to its Schedule 13G filed on January 25, 2024 that it had sole voting power over 14,840,711 shares and sole dispositive power over 15,387,792 shares.
(4)FMR LLC reported on its Schedule 13G filed on May 12, 2025 that it had sole voting power over 9,886,802 shares and sole dispositive power over 9,906,975 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PERSONS
From time to time, Webster Bank makes loans to its directors and executive officers and related persons and entities for the financing of homes, as well as home improvement, consumer and commercial loans. These loans are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to Webster or Webster Bank, and do not involve more than normal risk of collectability nor present other unfavorable features.
The sister of director John P. Cahill is employed by Webster and was employed by Webster prior to Mr. Cahill’s appointment to the Board. Mr. Cahill’s sister receives compensation from Webster in excess of $120,000 in accordance with Webster’s compensation practices applicable to colleagues with comparable qualifications and responsibilities and holding similar positions.
POLICIES AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS
Pursuant to Webster’s Code of Business Conduct and Ethics, any transactions between Webster and a Webster affiliate, director, employee, an immediate family member of a Webster director or employee or business entity in which a Webster director or employee or an immediate family member of a Webster director or employee is an officer, director and/or controlling stockholder must be conducted at arm’s length and any consideration paid or received by Webster in connection with such a transaction shall be on terms no less favorable than terms available to an unaffiliated third party under the same or similar circumstances.
In accordance with the Federal Reserve’s Regulation O and pursuant to Webster’s Loans to Insiders Policy governing extensions of credit by Webster Bank to Webster executive officers, directors, principal stockholders and their related interests (any entity over which they exert direct or indirect control), insiders and their related interests are identified annually and certain extensions of credit to insiders and their related interests may be required to be approved by or reported to the Board.

Furthermore, Webster’s Related Party Transaction Policy provides that each executive officer and director, as well as any Webster business unit or department head, must notify Webster’s General Counsel of any transaction he or she is aware of that may be considered a related party transaction. The Related Party Transaction Policy also provides that related party transactions must be disclosed in the annual director and officer questionnaire. All identified potential related party transactions are reviewed by Webster’s Legal Department and, if determined to be reportable, are presented to the Nominating and Corporate Governance Committee at its next meeting for approval or ratification. The Related Party Transaction Policy outlines the factors that the Nominating and Governance Committee may consider in reviewing the transaction, including whether the terms are fair to Webster and whether the transaction would present a conflict. The Chair of the Nominating and Corporate Governance Committee reports out to the Board on any related party transactions approved by the Nominating and Corporate Governance Committee at the next regular Board meeting. The Nominating and Corporate Governance Committee annually reviews the Related Party Transaction Policy and receives a report from the Legal Department identifying any outstanding related party transactions.
Lastly, Webster’s Accounting Department, is responsible for reviewing related party relationships, identifying associated related party transactions as defined in the FASB Accounting Standard Codifications (ASC) 850 – Related Party Disclosures (ASC 850), reporting related party transactions annually to the Audit Committee and disclosing material transactions with related parties in Webster’s Financial Statements in accordance with ASC 850.
INSIDER TRADING POLICY AND PROCEDURES
Webster’s Insider Trading Policy governs the purchase, sale, and/or other transactions of our securities by our directors, officers, and employees. A copy of our Insider Trading Policy is also filed as Exhibit 19 to our Annual Report on Form 10-K. In addition, we have implemented procedures for the Company, and we believe that these procedures, and our Insider Trading Policy, are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us.
DIRECTOR INDEPENDENCE
Pursuant to the NYSE listing standards, Webster is required to have a majority of “independent directors” on its Board. In addition, each of the Board’s Audit, Risk, Compensation and Human Resources, and Nominating and Corporate Governance Committees must be composed solely of independent directors pursuant to their charters and our Corporate Governance Policy. The Board’s Technology Committee is also composed solely of independent directors. The NYSE listing standards define specific relationships that would disqualify a director from being independent and further require that for a director to qualify as “independent,” the board of directors must affirmatively determine that the director has no material relationship with the Company.
The Board, with the assistance of the Nominating and Corporate Governance Committee, conducted an evaluation of director independence, based primarily on a review of the responses of the directors to questions regarding employment and compensation history, affiliations and family and other material commercial, industrial, banking, consulting, accounting, charitable and legal relationships with Webster or its affiliates, including those relationships described under “Compensation Committee Interlocks and Insider Participation” on page 35 and “Transactions with Related Persons” on page 39 of this Amendment, as well as based on discussions with the Board. As a result of this evaluation, the Board affirmatively determined that, except for Mr. Ciulla, each of the directors is an “independent director” for purposes of Section 303A of the Listed Company Manual of the NYSE and applicable SEC rules and regulations. In connection with its evaluation of director independence, the Board considered that Webster provides lending and other financial services to directors, their immediate family members, and their affiliated organizations in the ordinary course of business and without preferential terms or rates.
Mr. Ciulla is not considered independent because he is an executive officer of Webster and Webster Bank.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDITOR FEE INFORMATION
The following table presents the aggregate fees and expenses incurred by Webster for professional audit services rendered by KPMG in connection with their audit of Webster's annual financial statements for the years ended December 31, 2025 and December 31, 2024, respectively, and fees billed for other services rendered during those periods.

	Year Ended December 31,
	2025	2024
Audit Fees (1)	$4,850,612	$4,638,780
Audit-Related Fees (2)	337,000	91,900
Tax Fees (3)	1,115,397	910,296
All Other Fees	—	—
Total	$6,303,009	$5,640,976
(1)Audit Fees consist of fees billed for professional services rendered for the audit of Webster’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the independent public accounting firm in connection with statutory and regulatory filings or engagements. Audit Fees also include activities related to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
(2)Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Webster’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees for services related to certain regulatory compliance requirements and corporate equity transaction filings.
(3)Tax Fees consist of fees billed for professional services rendered for tax compliance and tax advice.
PRE-APPROVAL POLICIES AND PROCEDURES
Consistent with SEC requirements regarding auditor independence, the Audit Committee Charter includes the policy adopted by the Audit Committee and approved by the Board to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. When such threshold is exceeded, pre-approval by the Audit Committee Chair is required. Management is required to report, on a quarterly basis, to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.
All engagements of the independent registered public accounting firm to perform any audit services and non-audit services after implementation of the pre-approval policy have been pre-approved by the Audit Committee in accordance with the policy. The pre-approval policy has not been waived in any instance. All engagements of the independent registered public accounting firm to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by the Audit Committee in accordance with its normal functions, and none of those engagements made use of the de minimis exception to pre-approval contained in the SEC’s rules.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibits
A list of exhibits to this Amendment is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X

101	Interactive Data File (Inline XBRL)	X
104	Cover Page Interactive Data File - the cover page from Webster Financial Corporation's Annual Report on Form 10-K/A formatted as iXBRL and contained in Exhibit 101	X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2026.

WEBSTER FINANCIAL CORPORATION

By:	/s/ John R. Ciulla
John R. Ciulla
Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 24, 2026.

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