Form 10-Q
period 2026-03-31
WEBSTER FINANCIAL CORP
filed 2026-04-30
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $0.01 per share, outstanding as of April 24, 2026, was 162,026,498.

i

KEY TO ACRONYMS AND TERMS

ACH	Automated clearing house
ACL	Allowance for credit losses
ADSs	American Depositary Receipts representing Banco Santander Ordinary Shares
Agency	A financial services corporation created by the United States Congress
Agency CMBS	Agency commercial mortgage-backed securities
Agency CMO	Agency collateralized mortgage obligations
Agency MBS	Agency mortgage-backed securities
ALCO	Asset/Liability Committee
Ametros	Ametros Financial Corporation
AOCI / AOCL	Accumulated other comprehensive income (loss), net of tax
ASC	Accounting Standards Codification
ASU or the Update	Accounting Standards Update
ATM	Automated teller machine
Banco Santander	Banco Santander, S.A.
Basel III Capital Rules	Capital rules under a global regulatory framework developed by the Basel Committee on Banking Supervision
BHC Act	Bank Holding Company Act of 1956, as amended
CECL	Current expected credit losses
CET1	Common Equity Tier 1 Capital, defined by Basel III capital rules, as adopted in the U.S.
CET1 Risk-Based Capital	Ratio of CET1 capital to total risk-weighted assets, defined by the Basel III Capital Rules, as adopted in the U.S.
CMBS	Non-agency commercial mortgage-backed securities
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
EAD	Exposure at default
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	The Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Bank
FTE	Fully tax-equivalent
FTP	Funds Transfer Pricing, a matched maturity funding concept
GAAP	U.S. Generally Accepted Accounting Principles
HSA	Health savings account
HSA Bank	HSA Bank, a division of Webster Bank, National Association
interSYNC	interLINK Insured Sweep LLC, rebranded as interSYNC
LGD	Loss given default
LIHTC	Low-income housing tax credit
LTV	Loan-to-value
Marathon Asset Management	Marathon Asset Management MW Holding, LLC
MBS	Mortgage-backed securities
Moody’s	Moody’s Investor Services
NAICS	North American Industry Classification System
NAV	Net asset value
OCC	Office of the Comptroller of the Currency
Ordinary Shares	Ordinary shares of Banco Santander, of 50 euro-cents nominal value each
OREO	Other real estate owned
PD	Probability of default
PPNR	Pre-tax, pre-provision net revenue
ROU	Right-of-use
S&P	Standard and Poor’s Rating Services
SEC	United States Securities and Exchange Commission
SecureSave	Secure Inc.
SOFR	Secured overnight financing rate
Tier 1 Leverage Ratio	Ratio of Tier 1 capital to average tangible assets, defined by the Basel III Capital Rules, as adopted in the U.S.

Tier 1 Risk-Based Capital	Ratio of Tier 1 capital to total risk-weighted assets, defined by the Basel III Capital Rules, as adopted in the U.S.
Total Risk-Based Capital	Ratio of total capital to total risk-weighted assets, defined by the Basel III Capital Rules, as adopted in the U.S.
Transaction	The proposed acquisition of the Company by Banco Santander in two steps, including (1) the merger of the Company with and into Webster Virginia Corporation, a wholly owned subsidiary of the Company, with Webster Virginia Corporation continuing as the surviving corporation in such merger, and (2) immediately following the completion of such merger, the acquisition of all outstanding shares of Webster Virginia Corporation by Banco Santander through a statutory share exchange, in each case upon the terms and subject to the conditions set forth in the Transaction Agreement
Transaction Agreement	The definitive transaction agreement, dated as of February 3, 2026, by and among the Company, Banco Santander and Webster Virginia Corporation
U.S.	United States
UPB	Unpaid principal balance
VIE	Variable Interest Entity; defined in ASC 810-10 “Consolidation-Overall”
Webster Bank or the Bank	Webster Bank, National Association, a wholly-owned subsidiary of Webster Financial Corporation
Webster or the Company	Webster Financial Corporation, collectively with its consolidated subsidiaries

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of, and subject to the protections of, the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “achieve,” “anticipate,” “assume,” “believe,” “could,” “deliver,” “drive,” “enhance,” “estimate,” “expect,” “focus,” “future,” “goal,” “grow,” “guidance,” “intend,” “may,” “might,” “plan,” “position,” “potential,” “predict,” “project,” “opportunity,” “outlook,” “should,” “strategy,” “target,” “trajectory,” “trend,” “will,” “would,” and other similar words and expressions or the negative of such terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, statements about the Company’s business strategy, goals, and objectives, outlook for future growth, and future common stock dividends, common stock repurchases, and other uses of capital.
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
•volatility, disruption, or uncertainty in national and international financial and commodity markets, including as a result of tensions, violent confrontations, and other geopolitical developments;

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
•legal and regulatory developments, including due to judicial decisions, the initiation or resolution of legal proceedings or regulatory or other governmental inquiries, the results of regulatory examinations or reviews, disruptions at regulatory agencies, government funding or other issues;
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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company is a bank holding company that has elected to be treated as a financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. The Company had $85.6 billion in total consolidated assets at March 31, 2026.
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
The following discussion and analysis provides information that management believes is necessary to understand the Company’s consolidated financial condition, results of operations, and cash flows for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This information should be read in conjunction with the Condensed Consolidated Financial Statements, and the accompanying Notes thereto, contained in Part I - Item 1. Financial Statements of this report, and the Consolidated Financial Statements of this report, and the accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. The Company’s consolidated financial condition, results of operations, and cash flows for the three months ended March 31, 2026, are not necessarily indicative of future results that may be attained for the entire year or other interim periods.
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
Based on Banco Santander’s closing stock price on February 2, 2026, the Transaction has an aggregate value of approximately $12.3 billion. Under the terms of the Transaction Agreement, holders of Webster common stock will receive $48.75 in cash and 2.0548 ADSs for each share of Webster common stock that they own. Holders of Webster common stock will have the option to exchange ADSs received in connection with the Transaction for Ordinary Shares at no charge for a specified period following the completion of the Transaction.
The Transaction Agreement contains customary representations and warranties, covenants, and closing conditions. As of the date of this Quarterly Report on Form 10-Q, completion of the Transaction remains subject to approval by the Federal Reserve and the European Central Bank, approval by Webster’s stockholders, and other customary closing conditions. Webster filed its Definitive Proxy Statement on April 23, 2026, and a special stockholder meeting is scheduled for May 26, 2026, for stockholder approval of the Transaction. The Transaction is expected to close in the second half of 2026.
Additional information regarding the proposed Transaction can be found within Note 2: Business Developments in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Joint Venture with Marathon Asset Management
On July 19, 2024, the Company, through its subsidiary, MW Advisor Holding, LLC, and Marathon Asset Management formed a private credit joint venture designed to deliver direct lending solutions for sponsor-backed middle market companies across the country. Information regarding joint venture activities that occurred during the year ended December 31, 2025, can be found within Note 2: Business Developments in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

Economic Outlook
Actions and announcements related to changes in trade policies and other economic policies and practices, including tariffs, increases in commodity prices, and geopolitical tensions, have created significant economic uncertainty in the U.S., which could contribute to higher inflation, increase the risk of a recession, and introduce further uncertainty as to the pace and direction of interest rate changes. Events such as these are outside of our control, but nonetheless may alter customer behavior, including borrowing, repayment, investment, and deposit practices, which could, in turn, adversely impact our business and financial results in future periods. While we cannot predict the potential impact that these changes and economic developments may have on us or our customers, we believe that our diverse businesses, strong capital position, unique deposit profile, and solid risk management framework allow us to operate in a range of economic environments.
Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	Three months ended March 31,
(In thousands, except per share and ratio data)	2026	2025
Income and performance ratios:
Net income	$246,231	$226,917
Net income applicable to common stockholders	239,274	220,367
Earnings per common share - diluted	1.50	1.30
Return on average assets (annualized)	1.16%	1.15%
Return on average tangible common stockholders’ equity (annualized) (non-GAAP)	16.18	15.93
Return on average common stockholders’ equity (annualized)	10.35	9.94
Non-interest income as a percentage of total revenue (1)	13.79	13.14
Asset quality:
ACL on loans and leases	$733,434	$713,321
Non-performing assets (1)	524,418	564,708
ACL on loans and leases / total loans and leases	1.28%	1.34%
Net charge-offs / average loans and leases (annualized)	0.29	0.42
Non-performing loans and leases / total loans and leases (2)	0.91	1.06
Non-performing assets / total loans and leases plus OREO and repossessed assets (2)	0.92	1.06
ACL on loans and leases / non-performing loans and leases (2)	140.36	126.39
Other ratios:
Tangible common equity (non-GAAP)	7.39%	7.43%
Tier 1 Risk-Based Capital	11.91	11.76
Total Risk-Based Capital	13.89	13.96
CET1 Risk-Based Capital	11.42	11.25
Stockholders’ equity / total assets	11.19	11.47
Net interest margin	3.36	3.48
Efficiency ratio (non-GAAP)	46.83	45.79
Equity and share related:
Common stockholders’ equity	$9,289,670	$8,920,175
Book value per common share	57.33	52.91
Tangible book value per common share (non-GAAP)	37.59	33.97
Common stock closing price	69.42	51.55
Dividends and equivalents declared per common share	0.40	0.40
Common shares outstanding	162,049	168,594
Weighted-average common shares outstanding - basic	159,534	169,182
Weighted-average common shares - diluted	159,850	169,544
(1)Total revenue reflects the sum of Net interest income and Non-interest income.
(2)Non-performing assets and the related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.

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
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	March 31,
(Dollars and shares in thousands, except per share data)	2026	2025
Tangible book value per common share:
Stockholders’ equity	$9,573,649	$9,204,154
Less: Preferred stock	283,979	283,979
Goodwill and other intangible assets, net	3,197,981	3,193,132
Tangible common stockholders’ equity	$6,091,689	$5,727,043
Common shares outstanding	162,049	168,594
Tangible book value per common share	$37.59	$33.97
Book value per common share (GAAP)	$57.33	$52.91

Tangible common equity ratio:
Tangible common stockholders’ equity	$6,091,689	$5,727,043
Total assets	$85,584,588	$80,279,750
Less: Goodwill and other intangible assets, net	3,197,981	3,193,132
Tangible assets	$82,386,607	$77,086,618
Tangible common equity ratio	7.39%	7.43%
Common stockholders’ equity to total assets (GAAP)	10.85%	11.11%

	Three months ended March 31,
(Dollars in thousands)	2026	2025
Return on average tangible common stockholders’ equity (annualized):
Net income	$246,231	$226,917
Less: Preferred stock dividends	4,163	4,163
Add: Intangible assets amortization, tax-effected	6,676	6,732
Adjusted net income	$248,744	$229,486
Adjusted net income (annualized)	$994,976	$917,944
Average stockholders’ equity	$9,638,238	$9,245,030
Less: Average preferred stock	283,979	283,979
Average goodwill and other intangible assets	3,203,998	3,198,123
Average tangible common stockholders’ equity	$6,150,261	$5,762,928
Return on average tangible common stockholders’ equity (annualized)	16.18%	15.93%
Return on average common stockholders’ equity (annualized) (GAAP)	10.35%	9.94%

Efficiency ratio:
Non-interest expense	$379,109	$343,644
Less: Foreclosed property activities	43	517
Intangible assets amortization	9,186	9,237
Operating lease depreciation	—	16
Transaction expenses	9,145	—
Strategic restructuring costs (1)	3,636	—
FDIC special assessment	(684)	—
Non-interest expense	$357,783	$333,874
Net interest income	$634,403	$612,192
Add: FTE adjustment	15,357	13,611
Non-interest income	101,463	92,606
Other income (2)	12,828	11,032
Less: Operating lease depreciation	—	16
Gain on sale of investment securities, net	—	220
Adjusted income	$764,051	$729,205
Efficiency ratio	46.83%	45.79%
Non-interest expense as a percentage of total revenue (GAAP) (3)	51.52%	48.76%
(1)Strategic restructuring costs reflect severance charges.
(2)Other income (non-GAAP) reflects a tax-equivalent adjustment on income generated from low-income housing tax credit investments.
(3)Total revenue reflects the sum of Net interest income and Non-interest income.

Net Interest Income Analysis
The following table summarizes daily average balances, interest, and average yield/rate by major category, and net interest margin on an FTE basis:

	Three months ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$57,106,092	$789,336	5.53%	$52,568,406	$766,388	5.84%
Investment securities:
Taxable	17,567,508	187,240	4.26	17,141,694	189,455	4.42
Non-taxable	1,059,403	8,491	3.21	972,264	7,354	3.03
Total investment securities	18,626,911	195,731	4.20	18,113,958	196,809	4.35
FHLB and FRB stock	381,312	4,498	4.78	323,982	3,954	4.95
Interest-bearing deposits (2)	2,206,596	20,053	3.64	1,819,496	19,932	4.38
Loans held for sale	14,100	18	0.50	28,732	15	0.21
Total interest-earning assets	78,335,011	$1,009,636	5.16%	72,854,574	$987,098	5.42%
Non-interest-earning assets	6,761,702			6,410,395
Total assets	$85,096,713			$79,264,969
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand	$10,120,435	$—	—%	$10,280,570	$—	—%
Interest-bearing checking	11,288,211	45,269	1.63	9,709,820	40,899	1.71
Health savings accounts	9,562,306	3,946	0.17	9,307,517	3,560	0.16
Money market	23,968,546	181,059	3.06	21,114,901	183,107	3.52
Savings	6,847,778	23,719	1.40	7,104,607	28,143	1.61
Certificates of deposit	5,892,336	44,968	3.10	6,047,194	54,942	3.68
Brokered certificates of deposit	1,836,424	17,663	3.90	1,402,350	15,732	4.55
Total deposits	69,516,036	316,624	1.85	64,966,959	326,383	2.04
Securities sold under agreements to repurchase	179,787	1,062	2.36	244,560	1,676	2.74
FHLB advances	3,535,915	33,860	3.83	2,112,301	23,589	4.47
Long-term debt	722,150	8,330	4.61	886,235	9,647	4.35
Total borrowings	4,437,852	43,252	3.90	3,243,096	34,912	4.31
Total deposits and interest-bearing liabilities	73,953,888	$359,876	1.97%	68,210,055	$361,295	2.15%
Non-interest-bearing liabilities	1,504,587			1,809,884
Total liabilities	75,458,475			70,019,939
Preferred stock	283,979			283,979
Common stockholders’ equity	9,354,259			8,961,051
Total stockholders’ equity	9,638,238			9,245,030
Total liabilities and stockholders’ equity	$85,096,713			$79,264,969
Net interest income (FTE)		$649,760			$625,803
Less: FTE adjustment (3)		(15,357)			(13,611)
Net interest income		$634,403			$612,192
Net interest margin (FTE)			3.36%			3.48%
(1)Non-accrual loans have been included in the computation of average balances.
(2)Interest-bearing deposits are a component of Cash and cash equivalents on the Condensed Consolidated Statements of Cash Flows included in Part I - Item 1. Financial Statements.
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

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on an FTE basis:

	Three months ended March 31,
	2026 vs. 2025 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(45,620)	$68,568	$22,948
Investment securities	(7,899)	6,821	(1,078)
FHLB and FRB stock	(155)	699	544
Interest-bearing deposits	(4,120)	4,241	121
Loans held for sale	10	(7)	3
Total interest income	$(57,784)	$80,322	$22,538
Change in interest on interest-bearing liabilities:
Interest-bearing checking	$(2,277)	$6,647	$4,370
Health savings accounts	288	98	386
Money market	(26,795)	24,747	(2,048)
Savings	(3,407)	(1,017)	(4,424)
Certificates of deposit	(8,567)	(1,407)	(9,974)
Brokered certificates of deposits	(2,939)	4,870	1,931
Securities sold under agreements to repurchase	(170)	(444)	(614)
FHLB advances	(5,627)	15,898	10,271
Long-term debt	470	(1,787)	(1,317)
Total interest expense	$(49,024)	$47,605	$(1,419)
Net change in net interest income	$(8,760)	$32,717	$23,957
(1)The change attributable to mix, a combined impact of rate and volume, and other is included with the change due to rate.
Net interest income increased $22.2 million, or 3.6%, from $612.2 million for the three months ended March 31, 2025, to $634.4 million for the three months ended March 31, 2026, reflecting increases of $5.5 billion, or 7.5%, in average total interest-earning assets and $5.7 billion, or 8.4%, in average total deposits and interest-bearing liabilities. On an FTE basis, net interest income increased $24.0 million, or 3.8%. Net interest margin decreased 12 basis points from 3.48% for the three months ended March 31, 2025, to 3.36% for the three months ended March 31, 2026. As compared to the three months ended March 31, 2025, the average yield on average total interest-earning assets decreased 26 basis points and the average rate on average total deposits and interest-bearing liabilities decreased 18 basis points, both primarily due to the lower interest rate environment during the three months ended March 31, 2026.
The change in average total interest-earnings assets was primarily attributed to the following items:
•Average loans and leases increased $4.5 billion, or 8.6%, primarily due to increases in commercial non-mortgage, commercial real estate, residential mortgages, multi-family mortgages, and other consumer loans, partially offset by decreases in asset-based lending.
•Average total investment securities increased $0.5 billion, or 2.8%, reflecting an increase of $1.0 billion in available-for-sale securities, partially offset by a decrease of $0.5 billion in held-to-maturity securities, primarily due to the timing and volume of purchases and paydown activities.
•Average interest-bearing deposits held at the FRB of New York increased $0.4 billion, or 21.3%, primarily due to management’s strategic decision to hold higher levels of on-balance sheet liquidity.
The change in average total deposits and interest-bearing liabilities was primarily attributed to the following items:
•Average total deposits increased $4.5 billion, or 7.0%, primarily due to increases of $2.9 billion in money market deposits and $1.6 billion in interest-bearing checking.
•Average FHLB advances increased $1.4 billion, or 67.4%, primarily due to a change in short-term funding mix.
•Average long-term debt decreased $0.2 billion, or 18.5%, primarily due to the repayment of $499.0 million, in aggregate, of subordinated notes during the fourth quarter of 2025, partially offset by the issuance of $350.0 million of subordinated notes during the third quarter of 2025.

Provision for Credit Losses
The provision for credit losses decreased $23.5 million, or 30.3%, from $77.5 million for the three months ended March 31, 2025, to $54.0 million for the three months ended March 31, 2026, primarily due to lower charge-offs and favorable risk rating migration trends, partially offset by loan growth.
Additional information regarding the Company’s provision for credit losses on loans and leases and the related ACL can be found under the sections captioned “Loans and Leases” through “Allowance for Credit Losses on Loans and Leases” contained elsewhere in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Non-Interest Income

	Three months ended March 31,
(In thousands)	2026	2025
Deposit service fees	$41,515	$38,895
Loan and lease related fees	15,414	17,621
Wealth and investment services	7,209	7,789
Cash surrender value of life insurance policies	8,644	7,992
Gain on sale of investment securities, net	—	220
Other income	28,681	20,089
Total non-interest income	$101,463	$92,606
Total non-interest income increased $8.9 million, or 9.6%, from $92.6 million for the three months ended March 31, 2025, to $101.5 million for the three months ended March 31, 2026, primarily due to increases in Other income and Deposit service fees, partially offset by a decrease in Loan and lease related fees.
Deposit service fees increased $2.6 million, or 6.7%, from $38.9 million for the three months ended March 31, 2025, to $41.5 million for the three months ended March 31, 2026, primarily due to increased customer account service charges, HSA brokerage fees, interchange income, and cash management fees.
Loan and lease related fees decreased $2.2 million, or 12.5%, from $17.6 million for the three months ended March 31, 2025, to $15.4 million for the three months ended March 31, 2026, primarily due to lower prepayment penalties, amendment fees, and syndication fees, partially offset by higher loan servicing fees.
Other income increased $8.6 million, or 42.8%, from $20.1 million for the three months ended March 31, 2025, to $28.7 million for the three months ended March 31, 2026, primarily due to an increase in client hedging activities, the change in the credit valuation adjustment, increased revenues from Ametros, and the acquisition of SecureSave, partially offset by individually immaterial net decreases in various other income items.

Non-Interest Expense

	Three months ended March 31,
(In thousands)	2026	2025
Compensation and benefits	$222,906	$198,645
Occupancy	19,486	19,717
Technology and equipment	49,631	47,719
Intangible assets amortization	9,186	9,237
Marketing	4,699	4,027
Professional and outside services	22,542	17,226
Deposit insurance	16,300	16,345
Other expense	34,359	30,728
Total non-interest expense	$379,109	$343,644
Total non-interest expense increased $35.5 million, or 10.3%, from $343.6 million for the three months ended March 31, 2025, to $379.1 million for the three months ended March 31, 2026, primarily due to increases in Compensation and benefits, Professional and outside services, and Other expense.
Compensation and benefits increased $24.3 million, or 12.2%, from $198.6 million for the three months ended March 31, 2025, to $222.9 million for the three months ended March 31, 2026, primarily due to higher compensation and benefits costs and increased severance charges.
Professional and outside services increased $5.3 million, or 30.9%, from $17.2 million for the three months ended March 31, 2025, to $22.5 million for the three months ended March 31, 2026, primarily due to an increase in consulting fees as a result of the Transaction, partially offset by a decrease in technology-related consulting fees.
Other expense increased $3.7 million, or 11.8%, from $30.7 million for the three months ended March 31, 2025, to $34.4 million for the three months ended March 31, 2026, primarily due to increased service contract costs and loan workout expenses, partially offset by individually immaterial net decreases in various other expense items.
Income Taxes
The Company recognized income tax expense of $56.5 million for the three months ended March 31, 2026, and $56.7 million for the three months ended March 31, 2025, reflecting effective tax rates of 18.7% and 20.0%, respectively. Despite an increase in pre-tax income during the three months ended March 31, 2026, income tax expense decreased $0.2 million, primarily due to the recognition of higher net discrete tax benefits related to stock-based compensation in the current period, as compared to a year ago. The decrease in the effective tax rate was also primarily due to the recognition of those higher net discrete tax benefits. Additional information regarding the Company’s income taxes, including its deferred tax assets, can be found within Note 8: Income Taxes in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
Commercial Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2026	2025
Net interest income	$326,977	$319,123
Non-interest income	32,169	28,958
Non-interest expense	118,321	106,582
Pre-tax, pre-provision net revenue	$240,825	$241,499
Commercial Banking’s PPNR decreased $0.7 million, or 0.3%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due to an increase in non-interest expense, partially offset by increases in net interest income and non-interest income. The $7.9 million increase in net interest income was primarily due to higher average loan and deposit balances, partially offset by a lower net spread on loans and leases. The $3.2 million increase in non-interest income was primarily due to increased client hedging activity and direct investment gains, partially offset by lower loan syndication and prepayment fees. The $11.7 million increase in non-interest expense was primarily due to higher compensation and benefits costs, increased investments in technology and operational process improvements, and higher loan workout expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	March 31, 2026	December 31, 2025
Loans and leases	$44,387,462	$43,762,010
Deposits	17,839,627	17,278,467
Assets under administration / management (off-balance sheet)	2,775,639	2,820,973
Loans and leases increased $0.6 billion, or 1.4%, at March 31, 2026, as compared to at December 31, 2025, primarily due to growth across Commercial Real Estate, Sponsor and Specialty Finance, and Verticals and Regional Banking, partially offset by net principal paydowns in Asset-Based Lending. Total portfolio originations were $3.2 billion for the three months ended March 31, 2026, and $2.1 billion for the three months ended March 31, 2025. The $1.1 billion increase was primarily due to increased Commercial Real Estate and Sponsor and Specialty Finance originations.
Deposits increased $0.6 billion, or 3.2%, at March 31, 2026, as compared to at December 31, 2025, primarily due to seasonal inflows from public municipal deposit clients.
Assets under administration and assets under management, remained relatively flat at approximately $2.8 billion at March 31, 2026, and December 31, 2025, primarily due to customer investment outflows and investment performance.

Healthcare Financial Services
Operating Results:

	Three months ended March 31,
(In thousands)	2026	2025
Net interest income	$100,033	$96,361
Non-interest income	34,222	29,390
Non-interest expense	61,752	55,720
Pre-tax, pre-provision net revenue	$72,503	$70,031
Healthcare Financial Services’ PPNR increased $2.5 million, or 3.5%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $3.7 million increase in net interest income was primarily due to higher deposit balances, partially offset by lower deposit spreads. The $4.8 million increase in non-interest income was primarily due to increased revenues from Ametros, higher interchange fees, and the acquisition of SecureSave. The $6.0 million increase in non-interest expense was also primarily due to the acquisition of SecureSave, as well as higher compensation and benefits costs, marketing costs, and other expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	March 31, 2026	December 31, 2025
Deposits	$10,733,013	$10,417,888
Assets under administration, through linked investment accounts (off-balance sheet)	6,460,633	6,508,605
Deposits increased $0.3 billion, or 3.0%, at March 31, 2026, as compared to at December 31, 2025, primarily due to additional HSA Bank and Ametros account holders.
Assets under administration, through linked investment accounts, remained relatively flat at approximately $6.5 billion at March 31, 2026, and at December 31, 2025, primarily due to decreased investment account balances as a result of lower equity market valuations, partially offset by the impact from additional HSA Bank and Ametros account holders.

Consumer Banking
Operating Results:

	Three months ended March 31,
(In thousands)	2026	2025
Net interest income	$208,323	$202,064
Non-interest income	23,189	26,204
Non-interest expense	126,267	122,656
Pre-tax, pre-provision net revenue	$105,245	$105,612
Consumer Banking’s PPNR decreased $0.4 million, or 0.3%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due to a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income. The $6.2 million increase in net interest income was primarily due to higher average loan balances and a higher interest rate spread on loans, partially offset by lower average deposit balances and a lower interest rate spread on deposits. The $3.0 million decrease in non-interest income was primarily due to lower investment services income and non-recurring gains from investment portfolio sales a year ago. The $3.6 million increase in non-interest expense was primarily due to higher compensation and benefits costs and operational support costs, partially offset by decreased investments in technology and lower occupancy and equipment costs.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	March 31, 2026	December 31, 2025
Loans	$12,854,090	$12,827,465
Deposits	27,444,754	27,663,514
Assets under administration (off-balance sheet)	7,360,092	8,009,314
Loans remained relatively flat at approximately $12.8 billion at March 31, 2026, and at December 31, 2025, primarily due to growth in residential mortgages and other consumer loans, offset by net principal paydowns in home equity loans/lines of credit and business banking commercial loans. Total portfolio originations were $0.5 billion for the three months ended March 31, 2026, and $0.6 billion for the three months ended March 31, 2025. The $0.1 billion decrease was primarily due to lower residential mortgage originations, partially offset by higher home equity and business banking commercial loan originations.
Deposits decreased $0.2 billion, or 0.8%, at March 31, 2026, as compared to at December 31, 2025, primarily due to seasonal increases in money market, interest-bearing checking, and non-interest-bearing demand, partially offset by a decrease in certificates of deposit and online savings deposits.
Assets under administration decreased $0.6 billion, or 8.1% at March 31, 2026, as compared to at December 31, 2025, primarily due to decreased investment account balances as a result of lower equity market valuations.

Financial Condition
Total assets increased $1.5 billion, or 1.8%, from $84.1 billion at December 31, 2025, to $85.6 billion at March 31, 2026. The change in total assets was primarily attributed to the following items, which experienced changes greater than $100 million:
•Cash and cash equivalents increased $0.4 billion, primarily due to an increase in interest-bearing deposits held at the FRB of New York as a result of management’s strategic decision to hold higher levels of on-balance sheet liquidity;
•Total investment securities, net increased $0.4 billion, reflecting a $0.6 billion increase in the available-for-sale portfolio, partially offset by a decrease of $0.2 billion in the held-to-maturity portfolio. The net increase in total investment securities was primarily due to purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories; and
•Loans and leases increased $0.7 billion, primarily due to $3.7 billion of originations during the three months ended March 31, 2026, particularly across the commercial non-mortgage and commercial real estate categories, partially offset by net principal paydowns, particularly within the asset-based lending category;
Total liabilities increased $1.4 billion, or 1.9%, from $74.6 billion at December 31, 2025, to $76.0 billion at March 31, 2026. The change in total liabilities was primarily attributed to the following items:
•Total deposits increased $0.3 billion, reflecting a $0.5 billion increase in interest-bearing deposits, partially offset by a $0.2 billion decrease in non-interest-bearing deposits. The net increase in total deposits was primarily due to seasonal increases in interest-bearing checking and money markets, partially offset by a decrease in brokered certificates of deposit;
•Securities sold under agreements to repurchase decreased $0.5 billion, primarily due to a change in short-term funding mix;
•FHLB advances increased $1.8 billion, also primarily due to a change in short-term funding mix; and
•Accrued expenses and other liabilities decreased $0.2 billion. Notable drivers of the change included decreases in accrued compensation and benefits, unfunded commitments for LIHTC investments, and accrued income taxes, partially offset by an increase in treasury derivative liabilities.
Total stockholders’ equity increased $0.1 billion, or 0.9%, from $9.5 billion at December 31, 2025, to $9.6 billion at March 31, 2026. The change in total stockholders’ equity was attributed to the following items:
•Net income of $246.2 million;
•Other comprehensive (loss), net of tax, of $79.7 million;
•Dividends paid to common and preferred stockholders of $64.8 million and $4.2 million, respectively; and
•Common stock acquired from employee stock-based compensation plan activity of $30.2 million.

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
The ALCO manages the Company’s investment securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments at the Bank if the concentration in such security presents a safety and soundness concern. Although the Bank held the entirety of the Company’s investment securities portfolio at March 31, 2026, and at December 31, 2025, the Company may also directly hold investments.
The following table summarizes the carrying amount and percentage composition of the Company’s investment securities:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
Government agency debentures	$196,087	1.9%	$197,650	2.0%
Agency CMO	23,563	0.2	24,856	0.2
Agency MBS	5,367,620	50.7	5,057,273	50.5
Agency CMBS	3,680,450	34.8	3,526,010	35.2
Municipal bonds and notes	107,209	1.0	109,619	1.1
CMBS	858,287	8.1	718,412	7.2
Corporate debt	301,361	2.8	328,145	3.3
Private label MBS	37,186	0.4	38,052	0.4
Other	9,500	0.1	9,483	0.1
Total available-for-sale	$10,581,263	100.0%	$10,009,500	100.0%
Held-to-maturity:
Agency CMO	$15,818	0.2%	$16,791	0.2%
Agency MBS	2,670,159	34.1	2,767,869	34.7
Agency CMBS	4,277,053	54.5	4,295,308	53.9
Municipal bonds and notes (1)	812,923	10.4	824,734	10.4
CMBS	63,122	0.8	64,970	0.8
Total held-to-maturity	$7,839,075	100.0%	$7,969,672	100.0%
Total investment securities	$18,420,338		$17,979,172
(1)Excludes an ACL of $0.1 million at March 31, 2026, and at December 31, 2025.
Available-for-sale securities increased $0.6 billion, or 5.7%, from $10.0 billion at December 31, 2025, to $10.6 billion at
March 31, 2026, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories. The average FTE yield on the available-for-sale portfolio was 4.58% for the three months ended March 31, 2026, as compared to 4.67% for the three months ended March 31, 2025. The 9 basis point decrease was primarily due to lower reinvestment rates and reduced discount accretion.
Gross unrealized losses on available-for-sale securities were $0.6 billion at March 31, 2026, and $0.5 billion at December 31, 2025. The $0.1 billion increase was primarily due to higher market interest rates and wider securities spreads. On a quarterly basis, each available-for-sale security that is in an unrealized loss position is evaluated to determine whether the decline in fair value below the amortized cost basis is a result of any credit related factors. There was no ACL recorded on available-for-sale securities at March 31, 2026, and at December 31, 2025. Each of the Company’s available-for-sale securities in an unrealized loss position at March 31, 2026, is investment grade, current as to principal and interest, and has had price changes that are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences. Based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.
Held-to-maturity securities decreased $0.2 billion, or 1.6%, from $8.0 billion at December 31, 2025, to $7.8 billion at
March 31, 2026, primarily due to paydown activities across the Agency MBS, Agency CMBS, and Municipal bonds and notes categories. There were no purchases of held-to-maturity securities during the three months ended March 31, 2026. The average FTE yield on the held-to-maturity portfolio was 3.70% for the three months ended March 31, 2026, as compared to 3.97% for the three months ended March 31, 2025. The 27 basis point decrease was primarily due to reduced discount accretion and continued paydowns.

Gross unrealized losses on held-to-maturity securities were $0.9 billion at March 31, 2026, and $0.8 billion at December 31, 2025. The $0.1 billion increase was primarily due to higher market interest rates and wider securities spreads. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. The ACL on held-to-maturity securities was $0.1 million at March 31, 2026, and at December 31, 2025.
The following table summarizes the maturity distribution of investment securities by the earlier of either contractual maturity or call date, as applicable, along with their respective weighted-average yields:

	March 31, 2026
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
Government agency debentures	$—	—%	$—	—%	$99,600	2.51%	$123,269	3.76%	$222,869	3.20%
Agency CMO	—	—	—	—	1,601	3.24	24,074	2.83	25,675	2.85
Agency MBS	7	2.61	1,301	1.31	3,653	3.59	5,482,677	4.71	5,487,638	4.71
Agency CMBS	—	—	112,126	4.61	655,515	4.42	3,285,742	4.23	4,053,383	4.27
Municipal bonds and notes	175	4.24	3,455	2.83	65,167	2.35	47,755	2.10	116,552	2.26
CMBS	1,394	5.17	—	—	—	—	856,598	5.30	857,992	5.30
Corporate debt	7,005	3.23	151,686	3.60	168,108	3.34	—	—	326,799	3.46
Private label MBS	—	—	—	—	—	—	40,593	4.01	40,593	4.01
Other	—	—	9,887	3.25	—	—	—	—	9,887	3.25
Total available-for-sale	$8,581	3.56%	$278,455	3.98%	$993,644	3.90%	$9,860,708	4.57%	$11,141,388	4.50%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$15,818	2.73%	$15,818	2.73%
Agency MBS	8	2.47	—	—	56,101	2.52	2,614,050	3.42	2,670,159	3.40
Agency CMBS	—	—	95,004	2.66	—	—	4,182,049	3.73	4,277,053	3.70
Municipal bonds and notes	16,654	2.94	74,000	3.03	204,976	2.95	517,293	3.32	812,923	3.20
CMBS	—	—	—	—	—	—	63,122	2.39	63,122	2.39
Total held-to-maturity	$16,662	2.94%	$169,004	2.82%	$261,077	2.86%	$7,392,332	3.58%	$7,839,075	3.53%
Total investment securities (2)	$25,243	3.15%	$447,459	3.54%	$1,254,721	3.69%	$17,253,040	4.14%	$18,980,463	4.10%
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

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company’s loans and leases:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$20,915,252	36.5%	$20,405,237	36.0%
Asset-based	1,118,988	2.0	1,231,231	2.2
Commercial real estate	15,234,864	26.6	15,326,007	27.1
Multi-family	7,334,216	12.8	7,008,839	12.4
Equipment financing	1,254,131	2.2	1,258,882	2.2
Residential	9,600,026	16.8	9,599,577	17.0
Home equity	1,345,757	2.3	1,370,513	2.4
Other consumer	445,308	0.8	396,824	0.7
Total loans and leases (1)	$57,248,542	100.0%	$56,597,110	100.0%
(1)Excludes an ACL of $733.4 million at March 31, 2026, and $719.4 million at December 31, 2025.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	March 31, 2026
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed-rate:
Commercial non-mortgage	$255,466	$1,113,983	$2,842,500	$1,566,439	$5,778,388
Asset-based	15,500	364,476	—	—	379,976
Commercial real estate	839,483	2,172,530	597,989	82,280	3,692,282
Multi-family	757,266	3,498,306	587,988	130,729	4,974,289
Equipment financing	80,162	796,216	377,753	—	1,254,131
Residential	2,609	26,913	369,820	5,652,097	6,051,439
Home equity	2,376	21,623	143,059	208,091	375,149
Other consumer	13,562	346,319	60,935	31	420,847
Total fixed-rate loans and leases	$1,966,424	$8,340,366	$4,980,044	$7,639,667	$22,926,501
Variable-rate:
Commercial non-mortgage	$4,426,909	$8,412,770	$2,189,667	$107,518	$15,136,864
Asset-based	262,147	476,865	—	—	739,012
Commercial real estate	2,108,704	6,668,053	2,293,008	472,817	11,542,582
Multi-family	299,309	1,529,170	519,613	11,835	2,359,927
Residential	365	6,596	210,882	3,330,744	3,548,587
Home equity	2,542	4,243	78,403	885,420	970,608
Other consumer	4,606	19,855	—	—	24,461
Total variable-rate loans and leases (1)	$7,104,582	$17,117,552	$5,291,573	$4,808,334	$34,322,041
Total loans and leases (2)	$9,071,006	$25,457,918	$10,271,617	$12,448,001	$57,248,542
(1)The Company has a back-to-back swap program, whereby it enters into an interest rate swap with a qualified customer and simultaneously enters into an equal and opposite interest rate swap with a swap counterparty, to hedge interest rate risk. At
March 31, 2026, there were 926 customer interest rate swap arrangements with a total notional amount of $9.0 billion to convert variable-rate loan payments to fixed-rate loan payments, and 39 customer interest rate cap arrangements with a total notional amount of $1.0 billion limiting how high interest rates can rise on variable-rate loans in a rising interest rate environment.
(2)Amounts due exclude total accrued interest receivable of $285.6 million.
Portfolio Concentrations
The Company actively monitors and manages concentrations of credit risk pertaining to specific industries, geographies, property types, and other characteristics that may exist in its loan and lease portfolio. In aggregate, commercial non-mortgage, commercial real estate, and multi-family loans comprised 75.9% at March 31, 2026, and 75.5% at December 31, 2025, of the Company’s total loans and leases, with a large portion of the borrowers or properties associated with these loans geographically concentrated in New York City and the proximate areas.

The following table summarizes the percentage composition of commercial non-mortgage loans by industry, as determined using NAICS codes, which are used by the Company to categorize loans based on the borrower’s type of business:

Industry:	March 31, 2026	December 31, 2025
Finance	31.9%	30.0%
Public Administration	16.3	16.4
Services	15.3	15.7
Communications	7.0	7.0
Manufacturing	5.9	5.7
Real Estate	4.4	5.6
Retail & Wholesale	4.0	4.1
Transportation & Public Utilities	3.3	3.3
Healthcare	2.8	3.0
Construction	1.8	2.0
Other	7.3	7.2
Total commercial non-mortgage	100.0%	100.0%
As illustrated above, concentrations generally remain consistent from period to period. Any change in composition is consistent with the Company’s portfolio growth strategy.
The following tables summarize the percentage composition of commercial real estate and multi-family loans by geography and property type, and whether the properties are owner occupied or non-owner occupied:

	March 31, 2026			December 31, 2025
Geography:	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
New York City	2.3%	31.6%	33.9%	2.6%	31.0%	33.6%
Other New York Counties	2.9	10.4	13.3	3.0	10.7	13.7
Connecticut	1.9	7.4	9.3	2.0	7.1	9.1
New Jersey	1.0	7.0	8.0	1.0	6.3	7.3
Massachusetts	1.0	4.7	5.7	1.0	4.5	5.5
Southeast	0.8	12.0	12.8	0.9	12.0	12.9
Other	1.0	16.0	17.0	1.1	16.8	17.9
Total commercial real estate & multi-family	10.9%	89.1%	100.0%	11.6%	88.4%	100.0%

	March 31, 2026			December 31, 2025
Property Type:	Owner Occupied	Non-Owner Occupied	Total	Owner Occupied	Non-Owner Occupied	Total
Multi-family	0.2%	34.5%	34.7%	0.2%	34.5%	34.7%
Industrial & Warehouse	3.0	15.7	18.7	3.3	17.3	20.6
Retail	0.5	9.2	9.7	0.5	9.0	9.5
Construction	—	7.4	7.4	—	5.1	5.1
Medical Office	0.1	4.7	4.8	0.1	4.8	4.9
Healthcare & Senior Living	2.0	2.6	4.6	2.3	2.3	4.6
Traditional Office	0.1	3.2	3.3	—	3.6	3.6
Hotel	0.1	2.0	2.1	—	2.1	2.1
Other	4.9	9.8	14.7	5.2	9.7	14.9
Total commercial real estate & multi-family	10.9%	89.1%	100.0%	11.6%	88.4%	100.0%
The weighted-average LTV ratio for non-owner occupied commercial real estate and multi-family loans was 56.9% at March 31, 2026, and 56.7% at December 31, 2025. The Company calculates its LTV ratios primarily using appraisals at origination unless a full appraisal is subsequently required based on deal-specific events.
Given the ongoing change in office demand driven by the acceptance of remote work options, the commercial real estate market has continued to experience an increase in office property vacancies. As such, commercial real estate performance across the U.S. related to the traditional office sector continues to be an area of uncertainty. The outstanding principal balance of traditional office commercial real estate loans was approximately $0.6 billion at March 31, 2026, which had corresponding reserves of $34.7 million. While the Company does anticipate ongoing change in the traditional office sector, management believes that its reserve levels reflect the expected credit losses in the portfolio.

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
Allowance for Credit Losses on Loans and Leases
The ACL on loans and leases increased $14.0 million, or 1.9%, from $719.4 million at December 31, 2025, to $733.4 million at March 31, 2026, primarily due to an increase in individually assessed reserves and loan growth, partially offset by favorable risk rating migration.
The following table summarizes the percentage allocation of the ACL across the loan and lease categories:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$296,152	40.4%	$280,934	39.1%
Asset-based	17,509	2.4	19,950	2.8
Commercial real estate	249,429	34.0	254,764	35.4
Multi-family	64,988	8.9	62,131	8.6
Equipment financing	13,885	1.9	13,598	1.9
Residential	38,517	5.2	37,769	5.2
Home equity	25,105	3.4	25,313	3.5
Other consumer	27,849	3.8	24,952	3.5
Total ACL on loans and leases	$733,434	100.0%	$719,411	100.0%
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
Collectively Assessed Loans and Leases. Collectively assessed loans and leases are segmented based on product type and credit quality, and expected losses are determined using models that follow a PD, LGD, and EAD framework. Under these frameworks, expected credit losses are calculated as the product of the probability of a loan defaulting, expected loss rate given the occurrence of a default, and the expected exposure of a loan at default. Summing the product across loans over their lives yields the lifetime expected credit losses for a given portfolio. The Company’s PD and LGD calculations are predictive models that measure the current risk profile of the loan pools using forecasts of future macroeconomic conditions, historical loss information, loan-level risk attributes, and credit quality indicators. The calculation of EAD follows an iterative process to determine the expected remaining principal balance of a loan based on historical paydown rates for loans of a similar segment within the same portfolio. The calculation of portfolio exposure in future quarters incorporates expected losses, the loan’s amortization schedule, and prepayment rates.
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
A portion of the collective ACL is comprised of qualitative adjustments for risk characteristics that are not reflected or captured in the quantitative models, but are likely to impact the measurement of estimated credit losses. Qualitative adjustments are based on management’s judgment of the Company, market, industry, or business specific data, and may be applied in relation to economic forecasts when relevant facts and circumstances are expected to impact credit losses, particularly in times of significant volatility in economic activity. Qualitative factors that are generally used in the Company’s models for all loan and lease portfolios include, but are not limited to, nature and volume of portfolio growth, credit quality trends, underwriting exception levels, quality of internal loan review, credit concentrations, and staffing trends. The qualitative portion of the collective ACL accounted for approximately 23% at March 31, 2026, and 22% at December 31, 2025, of the total ACL on loans and leases, and primarily related to credit quality trends and credit concentrations factors. The increase in percentage composition in the current quarter was primarily due to higher commercial real estate and commercial non-mortgage concentrations, partially offset by the impact of favorable commercial real estate risk rating migration trends.
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

Additional information regarding the Company’s ACL methodology can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Non-performing loans and leases (1) (2)	$522,549	$500,684
Total loans and leases	57,248,542	56,597,110
Non-performing loans and leases as a percentage of total loans and leases	0.91%	0.88%

Non-performing loans and leases (1) (2)	$522,549	$500,684
Add: OREO and repossessed assets	1,869	1,472
Total non-performing assets (1)	$524,418	$502,156
Total loans and leases plus OREO and repossessed assets	$57,250,411	$56,598,582
Non-performing assets as a percentage of total loans and leases plus OREO and repossessed assets	0.92%	0.89%

Non-performing assets (1)	$524,418	$502,156
Total assets	85,584,588	84,073,663
Non-performing assets as a percentage of total assets	0.61%	0.60%

ACL on loans and leases	$733,434	$719,411
Non-performing loans and leases (1) (2)	522,549	500,684
ACL on loans and leases as a percentage of non-performing loans and leases	140.36%	143.69%

ACL on loans and leases	$733,434	$719,411
Total loans and leases	57,248,542	56,597,110
ACL on loans and leases as a percentage of total loans and leases	1.28%	1.27%

ACL on loans and leases	$733,434	$719,411
Net charge-offs (3)	164,864	179,203
Ratio of ACL on loans and leases to net charge-offs	4.45x	4.01x
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)The change from December 31, 2025, to March 31, 2026, was primarily due to increases in non-performing commercial non-mortgage and commercial real estate, partially offset by decreases in non-performing asset-based and multi-family.
(3)Amount has been annualized for the March 31, 2026, period based on year-to-date net charge-offs.

The following table summarizes net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	Three months ended March 31,
	2026			2025
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$13,563	$20,704,352	0.26%	$27,383	$17,954,342	0.61%
Asset-based	7,281	1,171,324	2.49	9,768	1,409,177	2.77
Commercial real estate	15,068	15,420,980	0.39	17,231	14,438,259	0.48
Multi-family	1,356	7,150,508	0.08	175	6,899,888	0.01
Equipment financing	1,940	1,242,789	0.62	67	1,213,254	0.02
Residential	(239)	9,634,148	(0.01)	(33)	8,985,033	—
Home equity	(1,054)	1,358,295	(0.31)	(285)	1,410,475	(0.08)
Other consumer	3,301	423,696	3.12	651	257,978	1.01
Total	$41,216	$57,106,092	0.29%	$54,957	$52,568,406	0.42%
(1)Percentage represents annualized net charge-offs (recoveries) to average loans and leases within the comparable category.
Net charge-offs decreased $13.8 million, or 25.0%, to $41.2 million for the three months ended March 31, 2026, as compared to $55.0 million for the three months ended March 31, 2025, primarily due to a decrease in commercial non-mortgage.

Liquidity and Capital Resources
The Company manages its cash flow requirements through proactive liquidity measures at both the Company and the Bank. In order to maintain stable, cost-effective funding, and to promote overall balance sheet strength, the liquidity position of the Company is continuously monitored, and adjustments are made to balance sources and uses of funds, as appropriate.
Cash inflows are provided through a variety of sources, including principal and interest payments on loans and investments, unpledged securities that can be sold or utilized to secure funding, and new deposits. The Company is committed to maintaining a strong base of core deposits, which consists of demand, interest-bearing checking, health savings, money market, and savings accounts, to support growth in its loan portfolios. Management actively monitors the interest rate environment and makes adjustments to its deposit strategy in response to evolving market conditions, funding needs, and client relationship dynamics.
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
There are certain restrictions on the Bank’s payment of dividends to the Company, which can be found within
Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report, and under the section captioned “Supervision and Regulation” in Part I - Item 1. Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, the Bank paid $300.0 million in dividends to the Company. At March 31, 2026, there was $285.6 million of retained earnings available for the payment of dividends by the Bank to the Company. On April 29, 2026, the Bank was approved to pay the Company $150.0 million in dividends in the second quarter of 2026.
For the three months ended March 31, 2026, the quarterly cash dividend to common stockholders remained at $0.40 per common share. In accordance with the Transaction Agreement, quarterly cash dividends on Webster common stock, the Series F Preferred Stock, and the Series G Preferred Stock may not exceed $0.40 per share, $328.125 per share, and $16.25 per share, respectively, without prior written consent from Banco Santander. On April 29, 2026, it was announced that the Company’s Board of Directors had declared a quarterly cash dividend of $0.40 per share on Webster common stock, which will be paid in the second quarter of 2026. For the Series F Preferred Stock and the Series G Preferred Stock, quarterly cash dividends of $328.125 per share and $16.25 per share, respectively, were also declared. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments.
The Company maintains a common stock repurchase program that permits management to repurchase shares of Webster common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. In accordance with the Transaction Agreement, effective as of February 3, 2026, the Company paused repurchases under its common stock repurchase program through the completion of the Transaction. There were no common stock repurchases under the Company’s common stock repurchase program in 2026 prior to the execution of the Transaction Agreement. Additional information regarding the Company’s common stock repurchase program can be found in Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Periodically, the Company will acquire common stock outside of its repurchase program related to employee stock compensation plan activity. During the three months ended March 31, 2026, the Company repurchased 420,862 shares at a weighted-average price of $71.71 per share, totaling $30.2 million for this purpose.
Bank Liquidity. The Bank’s primary source of funding is its core deposits. Including time deposits, the Bank had a loan to total deposit ratio of 82.9% at March 31, 2026, and 82.3% at December 31, 2025.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At March 31, 2026, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.

Capital Requirements. The Company and the Bank are subject to various regulatory capital requirements administered by the federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s Condensed Consolidated Financial Statements. Under capital adequacy guidelines and/or the regulatory framework for prompt corrective action, which applies to the Bank only, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by the Basel III Capital Rules, as adopted in the U.S., to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Ratio, as defined in the regulations.
The following table presents the minimum ratios required as of March 31, 2026, and December 31, 2025:

	Adequately Capitalized	Well Capitalized
CET1 Risk-Based Capital	4.5%	6.5%
Tier 1 Risk-Based Capital	6.0	8.0
Total Risk-Based Capital	8.0	10.0
Tier 1 Leverage Ratio	4.0	5.0
Both the Company and the Bank were classified as “well-capitalized” at March 31, 2026, and at December 31, 2025. Management believes that no events or changes have occurred subsequent to quarter-end and through the date of this Quarterly Report on Form 10-Q that would change this designation.
The Company’s and the Bank’s capital ratios, which exceeded the minimum regulatory requirements, were as follows:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Capital/Assets	Ratio	Capital/Assets	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,614,681	11.42%	$6,441,440	11.20%
Tier 1 Risk-Based Capital	6,898,660	11.91	6,725,419	11.69%
Total Risk-Based Capital	8,045,478	13.89	7,861,688	13.67%
Tier 1 Leverage Ratio	6,898,660	8.37	6,725,419	8.33%
Risk-weighted assets	57,915,194		57,511,986
Webster Bank
CET1 Risk-Based Capital	$6,994,801	12.07%	$7,007,352	12.19%
Tier 1 Risk-Based Capital	6,994,801	12.07	7,007,352	12.19%
Total Risk-Based Capital	7,718,266	13.32	7,720,373	13.43%
Tier 1 Leverage Ratio	6,994,801	8.49	7,007,352	8.69%
Risk-weighted assets	57,958,138		57,474,351
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
Total deposits were $69.0 billion at March 31, 2026, and $68.8 billion at December 31, 2025. The $0.2 billion net increase in total deposits was primarily due seasonal increases in interest-bearing checking and money markets, partially offset by a decrease in brokered certificates of deposit.
The following table summarizes daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended March 31,
	2026		2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,120,435	—%	$10,280,570	—%
Interest-bearing:
Checking	11,288,211	1.63	9,709,820	1.71
Health savings accounts	9,562,306	0.17	9,307,517	0.16
Money market	23,968,546	3.06	21,114,901	3.52
Savings	6,847,778	1.40	7,104,607	1.61
Certificates of deposit	5,892,336	3.10	6,047,194	3.68
Brokered certificates of deposit	1,836,424	3.90	1,402,350	4.55
Total interest-bearing	59,395,601	2.16	54,686,389	2.39
Total average deposits	$69,516,036	1.85%	$64,966,959	2.04%
Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion and affiliate deposits. Total uninsured deposits as per regulatory reporting requirements, and as reported on Schedule RC-O of the Bank’s Call Report, were $25.0 billion at March 31, 2026, and $23.8 billion, at December 31, 2025.
The following table summarizes uninsured deposits information at March 31, 2026, after certain exclusions:

(Dollars in thousands)	March 31, 2026
Uninsured deposits, per regulatory reporting requirements	$25,046,683
Less: Affiliate deposits	(3,798,580)
Collateralized deposits	(5,197,911)
Uninsured deposits, after exclusions	$16,050,192

Immediately available liquidity (1)	$26,240,677
Uninsured deposits coverage	163.5%
(1)Reflects additional borrowing capacity of $7.0 billion from the FHLB of Boston and $16.8 billion from the FRB of New York, and $2.5 billion of interest-bearing deposits held at the FRB of New York.
Uninsured deposits, after adjusting for affiliate deposits and collateralized deposits, represented 23.2% of total deposits at March 31, 2026. Management believes that this presentation provides a more accurate view of deposits at risk given that affiliate deposits are not customer-facing and are eliminated upon consolidation, and collateralized deposits are secured by other means. As of the date of this Quarterly Report on Form 10-Q, the Company’s uninsured deposits as a percentage of total deposits, adjusted for affiliate deposits and collateralized deposits, is consistent with the percentage reported at March 31, 2026.

The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	March 31, 2026
Portion of U.S. time deposits in excess of insurance limit	$569,983
Time deposits otherwise uninsured with a maturity of:
3 months or less	$298,808
Over 3 months through 6 months	213,097
Over 6 months through 12 months	57,794
Over 12 months	284
Additional information regarding period-end deposit balances and rates can be found within Note 6: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. The Bank’s primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowings were $5.6 billion at March 31, 2026, and $4.3 billion at December 31, 2025, and represented 6.6% and 5.1% of total assets, respectively. The $1.3 billion increase was primarily due to an increase of $1.8 billion in FHLB advances, partially offset by a decrease of $0.5 billion in securities sold under agreements to repurchase.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $0.1 billion at March 31, 2026, and $0.6 billion at December 31, 2025. The $0.5 billion decrease was primarily due to a change in short-term funding mix.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. There were no federal funds purchased at March 31, 2026, and at December 31, 2025.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $4.8 billion at March 31, 2026, and $3.0 billion at December 31, 2025. The $1.8 billion increase was primarily due to a change in short-term funding mix.
Long-term debt consists of senior notes maturing in 2029, subordinated notes maturing in 2035, and junior subordinated notes maturing in 2033. Long-term debt totaled approximately $0.7 billion at March 31, 2026, and at December 31, 2025.
At March 31, 2026, the Bank had additional borrowing capacity of $7.0 billion from the FHLB of Boston and $16.8 billion from the FRB of New York. Unencumbered investment securities of $1.2 billion at March 31, 2026, could also have been used for collateral on borrowings or to increase borrowing capacity by either $0.9 billion with the FHLB of Boston or $1.0 billion with the FRB of New York.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended March 31,
	2026		2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$179,787	2.36%	$244,560	2.74%
FHLB advances	3,535,915	3.83	2,112,301	4.47
Long-term debt	722,150	4.61	886,235	4.35
Total average borrowings	$4,437,852	3.90%	$3,243,096	4.31%
Additional information regarding period-end borrowings balances and rates can be found within Note 7: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of 11 district FHLBs, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in a FHLB is required in order for the Bank to maintain its membership and access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the applicable FHLB. The Bank held FHLB of Boston capital stock of $199.5 million at March 31, 2026, and $125.2 million at December 31, 2025. The most recent FHLB quarterly cash dividend was paid on March 3, 2026, in an amount equal to an annual yield of 7.05%.

The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the applicable FRB. The Bank held FRB of New York capital stock of $231.9 million at March 31, 2026, and $231.2 million at December 31, 2025. The most recent FRB semi-annual cash dividend was paid on December 31, 2025, in an amount equal to an annual yield of 4.18%.
Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at March 31, 2026. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company’s current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Senior notes	$—	$—	$—	$300,000	$—	$—	$300,000
Subordinated notes	—	—	—	—	—	350,000	350,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	4,800,000	197	197	608	3,638	5,979	4,810,619
Securities sold under agreements to repurchase	69,756	—	—	—	—	—	69,756
Time deposits	6,286,982	286,202	23,344	16,013	22,211	5,088	6,639,840
Operating lease liabilities	26,561	37,107	35,256	30,953	24,411	75,553	229,841
Royalty liabilities	750	1,000	1,000	1,000	1,000	3,750	8,500
Total contractual obligations	$11,184,049	$324,506	$59,797	$348,574	$51,260	$517,690	$12,485,876
(1)Interest payments on borrowings and obligations arising from agreements to purchases goods or receive services have been excluded.
The Company enters into commitments to invest in venture capital and private equity funds and tax credit structures to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $717.2 million at March 31, 2026. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
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
In connection with the completion of a multi-family securitization in 2024, the Company assumed an obligation to reimburse Freddie Mac, or guarantee, losses incurred by the multi-family securitization trusts of up to 12% of the aggregate UPB of the loans at the time of sale. Essentially, this obligation represents a first credit loss enhancement provided by the Company. Based on the credit quality of the multi-family loans, among other factors, the Company estimated the amount of its reimbursement obligation to be $3.3 million at March 31, 2026. The Company has not yet been required to make any guarantee payments to Freddie Mac. However, in the event that the value of the assets in the multi-family securitization trusts significantly declined, the Company’s maximum exposure to loss could be $36.4 million.
In connection with the SecureSave acquisition completed in December 2025, the Company recorded contingent consideration related to one earn‑out agreement. The earn‑out is based on total program deposits measured as of three future measurement dates, with a payment due only if total program deposits exceed the program deposit threshold and, if so, (i) equal to total program deposits multiplied by the applicable earn-out rate for the measurement dates on December 31, 2026, and December 31, 2027, and (ii) equal to the total program deposits in excess of the program deposit threshold multiplied by the earn-out rate for the measurement date on December 31, 2028. The contingent consideration is payable in cash up to an aggregate maximum of $35.0 million.
In connection with the formation of the joint venture with Marathon Asset Management, the Company and Marathon Asset Management agreed to collectively make a capital contribution to a certain investment fund formed in connection with the joint venture (the “Fund”) for an amount equal to the lesser of $20 million or 2% of total capital commitments from limited partners to the Fund. At its discretion, the Company may contribute amounts exceeding this commitment, up to BHC Act limitations (less than 25% of the Fund’s total equity interests and less than 5% of its voting equity interests). Although the Company is currently prepared to make its capital contribution to the Fund, anticipated changes in control of both the Company and Marathon Asset Management create uncertainty as to whether and when any such contribution will occur.

At March 31, 2026, the Company’s Condensed Consolidated Balance Sheet reflects a liability for uncertain tax positions of $10.3 million and a liability for accrued interest and penalties of $5.6 million. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $13.6 billion at March 31, 2026, does not necessarily reflect future cash payments.
In 2023, the FDIC issued a final rule implementing a special assessment for certain banks to recover losses to the DIF associated with protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The Company paid its eighth and final quarterly special assessment during the three months ended March 31, 2026, and its remaining accrual for its estimated special assessment liability is zero as of March 31, 2026. The Company will continue to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability. In December 2025, the FDIC issued an interim final rule outlining a process for a potential offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if the special assessment amount collected ultimately exceeds losses to the DIF. The FDIC plans to provide additional updates on future offsets or a one-time final shortfall special assessment collection, if any, through future invoices.
Additional information regarding each of the obligations discussed above can be found within (i) the Notes to the Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report, specifically Note 11: Variable Interest Entities for alternative investments and the joint venture with Marathon Asset Management, Note 14: Fair Value Measurements for the SecureSave contingent consideration, and Note 17: Commitments and Contingencies for credit-related financial instruments and the FDIC special assessment; and (ii) the Notes to the Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, specifically Note 2: Business Developments for the multi-family securitization, Note 8: Income Taxes for income taxes, and Note 18: Retirement Benefit Plans for defined benefit pension and other post-retirement benefit plans.

Asset/Liability Management and Market Risk
The Company’s ALCO uses four main tools to manage interest rate risk: (i) the size, duration, and credit risk of the investment portfolio; (ii) the size and duration of the wholesale funding portfolio; (iii) interest rate contracts; and (iv) the pricing and structure of loans and deposits. Interest rate risk is measured using simulation analysis and asset/liability modeling software to calculate the Company’s earnings at risk and equity at risk. Earnings at risk is defined as the change in net interest income due to changes in interest rates. Equity at risk is defined as the change in the net economic value of financial assets, financial liabilities, and off-balance sheet financial instruments due to changes in interest rates compared to a base net economic value.
Information regarding the key model assumptions and methods used to calculate the Company’s earnings at risk and equity at risk, along with other information regarding the Company’s overall asset/liability management process, can be found under the section captioned “Asset/Liability Management and Market Risk” contained in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes to management’s asset/liability management process during the three months ended March 31, 2026, that had a material impact on its measurement of interest rate risk.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company’s net interest income over a 12-month period starting at March 31, 2026, and at December 31, 2025, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
March 31, 2026	(0.8)%	(0.4)%	(0.1)%	0.1%	—%	(0.2)%
December 31, 2025	(0.9)%	(0.6)%	(0.2)%	0.2%	0.2%	0.1%
As compared to at December 31, 2025, in both a rising and falling interest rate environment, asset sensitivity slightly decreased at March 31, 2026, primarily due to increases in fixed-rate investment securities and loans, increased client hedging activities, and a decrease in non-interest-bearing deposits.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company’s net interest income over a 12-month period starting at March 31, 2026, and at December 31, 2025:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
March 31, 2026	1.5%	0.7%	(0.5)%	(1.1)%	(2.5)%	(1.2)%	1.0%	1.9%
December 31, 2025	1.3%	0.6%	(0.5)%	(1.1)%	(2.3)%	(1.1)%	1.0%	1.9%
As compared to at December 31, 2025, in a rising interest rate environment, sensitivity to both the short end of the yield curve and the long end of the yield curve remained stable at March 31, 2026. In a falling interest rate environment, sensitivity to the short end of the yield curve slightly increased at March 31, 2026, primarily due to an increase in interest-bearing deposits. Sensitivity to the long end of the yield curve also slightly increased at March 31, 2026, in a falling interest rate environment, primarily due to increases in fixed-rate investment securities and loans.
The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100, 200, and 300 basis points at March 31, 2026, and at December 31, 2025:

	Estimated Economic Value	Estimated Economic Value Change
(Dollars in thousands)		-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
March 31, 2026
Assets	$80,976,831	$4,570,228	$3,416,201	$2,107,512	$(2,297,762)	$(4,010,138)	$(5,533,730)
Liabilities	68,064,692	7,306,614	4,573,591	2,133,026	(1,924,879)	(3,508,338)	(5,005,761)
Net	$12,912,139	$(2,736,386)	$(1,157,390)	$(25,514)	$(372,883)	$(501,800)	$(527,969)
Net change as % base net economic value		(21.2)%	(9.0)%	(0.2)%	(2.9)%	(3.9)%	(4.1)%

December 31, 2025
Assets	$79,584,542	$4,528,862	$3,372,921	$2,097,645	$(2,285,952)	$(3,966,009)	$(5,499,807)
Liabilities	67,085,524	7,166,552	$4,486,746	2,095,930	(1,891,143)	(3,444,959)	(4,918,786)
Net	$12,499,018	$(2,637,690)	$(1,113,825)	$1,715	$(394,809)	$(521,050)	$(581,021)
Net change as % base net economic value		(21.1)%	(8.9)%	—%	(3.2)%	(4.2)%	(4.6)%

Changes in economic value can best be described through duration, which is a measure of the price sensitivity of financial assets and financial liabilities due to changes in interest rates. Overall, the longer the duration, the greater the price sensitivity due to changes in interest rates.
Duration gap represents the difference between the duration of financial assets and financial liabilities. A duration gap at or near zero would imply that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. The Company’s duration gap was zero at March 31, 2026, and at December 31, 2025.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company’s interest rate risk position at March 31, 2026, represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.
Critical Accounting Estimates
The preparation of the Company’s Condensed Consolidated Financial Statements, and accompanying notes thereto, in accordance with GAAP and practices generally applicable to the financial services industry, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. While management’s estimates are made based on historical experience, current available information, and other factors that are deemed to be relevant, actual results could significantly differ from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and can be susceptible to significant change in the near term. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on the Company’s financial condition or results of operations. Management has identified that the Company’s most critical accounting estimates are those related to its ACL on loans and leases accounting policy. This accounting policy and its underlying estimates are discussed directly with the Audit Committee of the Board of Directors.
Allowance for Credit Losses on Loans and Leases
The determination of the appropriate level of an ACL on loans and leases inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends using existing qualitative and quantitative information, and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Additional information regarding the determination of the ACL on loans and leases, including the Company’s valuation methodology, can be found under the section captioned “Allowance for Credit Losses on Loans and Leases” contained elsewhere in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, and within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The Company’s ACL on loans and leases is particularly sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. The Company performs a sensitivity analysis using probability-weighted scenarios to quantify the impact on the ACL resulting from hypothetical changes in key macroeconomic variable inputs to the CECL models, including, but not limited to, gross domestic product, the unemployment rate, and property values. At March 31, 2026, the results of this sensitivity analysis indicated that, by applying a 100% weighting to a 90th percentile downside scenario, which suggests that there is a 90% probability that the economy will perform better and a 10% probability that it will perform worse, the Company’s ACL on loans and leases would increase by approximately $85.6 million, or 11.7%. The downside scenario used is characterized by an economic recession beginning in the second quarter of 2026 and lasting through the fourth quarter of 2026, and assumes that, from the first quarter of 2026 through the fourth quarter of 2026, real gross domestic product declines cumulatively by 2.6%; unemployment begins to increase significantly in the second quarter of 2026, peaking at 8.5% in the second quarter of 2027; the stock market declines by 35%; and house prices drop 12.0% over the course of 2026. This does not represent management’s expectations of future economic conditions nor the impact to estimated credit losses if those hypothetical conditions were to occur during the reasonable and supportable forecast period.

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(In thousands, except par value and share data)	(Unaudited)
Assets:
Cash and due from banks	$353,234	$370,748
Interest-bearing deposits	2,506,930	2,078,777
Investment securities available-for-sale, at fair value (1)	10,581,263	10,009,500
Investment securities held-to-maturity, net of allowance for credit losses of $96 and $97 (2)	7,838,979	7,969,575
Loans held for sale (3)	14,478	14,886
Loans and leases	57,248,542	56,597,110
Allowance for credit losses on loans and leases	(733,434)	(719,411)
Loans and leases, net	56,515,108	55,877,699
Federal Home Loan Bank and Federal Reserve Bank stock	431,395	356,411
Deferred tax assets, net	186,604	195,740
Premises and equipment, net	428,182	432,035
Goodwill	2,898,463	2,897,522
Other intangible assets, net	299,518	313,234
Cash surrender value of life insurance policies	1,292,770	1,271,457
Accrued interest receivable and other assets	2,237,664	2,286,079
Total assets	$85,584,588	$84,073,663
Liabilities and Stockholders’ Equity:
Deposits:
Non-interest-bearing	$9,847,077	$10,082,854
Interest-bearing	59,192,639	58,676,959
Total deposits	69,039,716	68,759,813
Securities sold under agreements to repurchase	69,756	596,738
Federal Home Loan Bank advances	4,810,619	2,980,718
Long-term debt	738,312	739,454
Accrued expenses and other liabilities	1,352,536	1,504,704
Total liabilities	76,010,939	74,581,427
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares; Outstanding—162,048,997 and 161,216,008 shares	1,828	1,828
Paid-in capital	6,133,181	6,183,434
Retained earnings	4,655,038	4,477,744
Treasury stock, at cost—20,729,048 and 21,562,037 shares	(1,069,828)	(1,103,905)
Accumulated other comprehensive (loss), net of tax	(430,549)	(350,844)
Total stockholders’ equity	9,573,649	9,492,236
Total liabilities and stockholders’ equity	$85,584,588	$84,073,663
(1)Investment securities available-for-sale had an amortized cost basis of $11,141,388 at March 31, 2026, and $10,466,978 at December 31, 2025.
(2)Investment securities held-to-maturity had a fair value of $6,962,140 at March 31, 2026, and $7,168,583 at December 31, 2025.
(3)Total loans held for sale includes residential mortgage loans valued under the fair value option of $1,734 at March 31, 2026, and $2,142 at December 31, 2025.
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended
	March 31,
(In thousands, except per share data)	2026	2025
Interest Income:
Interest and fees on loans and leases	$776,610	$755,117
Taxable interest on investment securities	184,609	187,115
Non-taxable interest on investment securities	8,491	7,354
Loans held for sale	18	15
Other interest and dividends	24,551	23,886
Total interest income	994,279	973,487
Interest Expense:
Deposits	316,624	326,383
Securities sold under agreements to repurchase	1,062	1,676
Federal Home Loan Bank advances	33,860	23,589
Long-term debt	8,330	9,647
Total interest expense	359,876	361,295
Net interest income	634,403	612,192
Provision for credit losses	54,000	77,500
Net interest income after provision for credit losses	580,403	534,692
Non-interest Income:
Deposit service fees	41,515	38,895
Loan and lease related fees	15,414	17,621
Wealth and investment services	7,209	7,789
Cash surrender value of life insurance policies	8,644	7,992
Gain on sale of investment securities, net	—	220
Other income	28,681	20,089
Total non-interest income	101,463	92,606
Non-interest Expense:
Compensation and benefits	222,906	198,645
Occupancy	19,486	19,717
Technology and equipment	49,631	47,719
Intangible assets amortization	9,186	9,237
Marketing	4,699	4,027
Professional and outside services	22,542	17,226
Deposit insurance	16,300	16,345
Other expense	34,359	30,728
Total non-interest expense	379,109	343,644
Income before income taxes	302,757	283,654
Income tax expense	56,526	56,737
Net income	246,231	226,917
Preferred stock dividends	4,163	4,163
Income allocated to participating securities	2,794	2,387
Net income applicable to common stockholders	$239,274	$220,367

Earnings per Common Share:
Basic	$1.50	$1.30
Diluted	1.50	1.30
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended
	March 31,
(In thousands)	2026	2025
Net income	$246,231	$226,917
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(74,615)	96,581
Derivative financial instruments	(5,132)	10,124
Defined benefit pension and other postretirement benefit plans	42	277
Other comprehensive (loss) income, net of tax	(79,705)	106,982
Comprehensive income	$166,526	$333,899
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three months ended March 31, 2026
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at December 31, 2025	$283,979	$1,828	$6,183,434	$4,477,744	$(1,103,905)	$(350,844)	$9,492,236
Net income	—	—	—	246,231	—	—	246,231
Other comprehensive (loss), net of tax	—	—	—	—	—	(79,705)	(79,705)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(64,774)	—	—	(64,774)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	(50,253)	—	64,255	—	14,002
Common shares acquired from stock compensation plan activity	—	—	—	—	(30,178)	—	(30,178)
Balance at March 31, 2026	$283,979	$1,828	$6,133,181	$4,655,038	$(1,069,828)	$(430,549)	$9,573,649

	Three months ended March 31, 2025
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at December 31, 2024	$283,979	$1,828	$6,181,475	$3,759,158	$(536,843)	$(556,383)	$9,133,214
Net income	—	—	—	226,917	—	—	226,917
Other comprehensive income, net of tax	—	—	—	—	—	106,982	106,982
Common stock dividends and equivalents—$0.40 per share	—	—	—	(68,743)	—	—	(68,743)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,194)	—	—	(2,194)
Stock-based compensation	—	—	(40,590)	—	54,601	—	14,011
Common shares acquired from stock compensation plan activity	—	—	—	—	(21,782)	—	(21,782)
Common stock repurchase program (1)	—	—	—	—	(182,282)	—	(182,282)
Balance at March 31, 2025	$283,979	$1,828	$6,140,885	$3,913,169	$(686,306)	$(449,401)	$9,204,154
(1)Includes an addition to Treasury Stock of $1.3 million for the three months ended March 31, 2025, which reflects the 1% excise tax on net stock repurchases as imposed by the Inflation Reduction Act of 2022.
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended March 31,
(In thousands)	2026	2025
Operating Activities:
Net income	$246,231	$226,917
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	54,000	77,500
Deferred income tax expense	39,317	27,636
Stock-based compensation	14,002	14,011
Depreciation and amortization of property and equipment and intangible assets	19,998	18,239
Net (accretion) and amortization of interest-earning assets and borrowings	(33,746)	(41,132)
Amortization of low-income housing tax credit investments	38,353	32,061
Reduction of ROU lease assets	7,540	7,614
Net (gain) on sale of investment securities	—	(220)
Originations of loans held for sale	(6,534)	(3,105)
Proceeds from sale of loans held for sale	7,009	2,741
(Increase) in cash surrender value of life insurance policies	(8,644)	(7,992)
(Gain) from life insurance policies	(1,247)	(821)
(Gain) on sale of alternative investments	(1,519)	(3,291)
Other operating activities, net	(2,553)	(499)
Net decrease (increase) in derivative contract assets and liabilities	54,085	(84,526)
Net (increase) in prepaid expenses and other assets	(17,633)	(14,062)
Net (decrease) in accrued expenses and other liabilities	(119,912)	(156,181)
Net cash provided by operating activities	288,747	94,890
Investing Activities:
Purchases of available-for-sale investment securities	(954,225)	(552,655)
Proceeds from principal payments, maturities, and calls of available-for-sale investment securities	292,308	331,818
Proceeds from sale of available-for-sale investment securities	—	14,880
Proceeds from principal payments, maturities, and calls of held-to-maturity investment securities	141,176	162,036
Net (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	(74,984)	(29,359)
Alternative investments (capital calls), net of returns of capital	(78,076)	(56,677)
Proceeds from sales of alternative investments	3,671	4,970
Net (increase) in loans	(699,630)	(653,556)
Proceeds from sale of loans not originated for sale	16,806	38,877
Proceeds from sale of foreclosed properties and repossessed assets	1,262	181
Proceeds from sale of property and equipment	1,317	1,428
Purchases of property and equipment	(10,474)	(8,311)
Proceeds from life insurance policies	4,007	8,004
Payments for premiums on life insurance policies	(3,040)	—
Net cash (used for) investing activities	(1,359,882)	(738,364)
Financing Activities:
Net increase in deposits	277,690	817,663
Net increase in Federal Home Loan Bank advances	1,829,901	799,903
Net (decrease) in securities sold under agreements to repurchase	(526,982)	(260,773)
Dividends paid to common stockholders	(64,494)	(68,545)
Dividends paid to preferred stockholders	(4,163)	(4,163)
Common stock repurchase program	—	(180,987)
Common shares acquired related to stock compensation plan activity	(30,178)	(21,782)
Net cash provided by financing activities	1,481,774	1,081,316
Net increase in cash and cash equivalents	410,639	437,842
Cash and cash equivalents, beginning of period	2,449,525	2,074,434
Cash and cash equivalents, end of period	$2,860,164	$2,512,276
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1: Basis of Presentation and Accounting Standards Updates
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s financial condition, results of operations, and cash flows for the three months ended March 31, 2026, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
In the opinion of management, all necessary adjustments have been reflected to present fairly the financial condition, results of operations, and cash flows for the reporting periods presented. Intercompany transactions and balances have been eliminated in consolidation. Assets under administration or assets under management that the Company holds or manages in a fiduciary or agency capacity for customers are not included in the accompanying Condensed Consolidated Balance Sheets.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to those accounting policies during the three months ended March 31, 2026.
Supplemental Cash Flow Information
The following table summarizes supplemental disclosures of cash flow information and non-cash investing and financing activities:

	Three months ended March 31,
(In thousands)	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$366,212	$393,822
Income taxes paid, net of refunds received	5,606	3,790
Non-cash investing and financing activities:
Transfer of loans held for investment to foreclosed properties and repossessed assets	$2,937	$310
Transfer of returned finance lease equipment to assets held for sale	799	727
Transfer of loans held for investment to loans held for sale	16,806	59,948
ROU lease assets obtained in exchange for operating lease liabilities	653	24,261
Approved commitments to fund LIHTC investments	27,087	70,753
Business combinations: (1)
Deferred tax assets, net	$302	$—
Goodwill	941	—
Other intangible assets	(1,120)	—
Other assets	(123)	—
(1)The non-cash business combination activities reflect the effects of the measurement-period adjustments recorded during the first quarter of 2026 related to the acquisition of SecureSave in December 2025. Additional information regarding the SecureSave acquisition can be found within Note 2: Business Developments.

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
ASU No. 2025-08—Financial Instruments—Credit Losses (Topic 326): Purchased Loans
In November 2025, the FASB issued ASU No. 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the gross‑up approach under CECL beyond purchased credit-deteriorated assets to include certain purchased seasoned loans. Under the amendments, loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned,” as defined in the Update, are considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. The Update also clarifies that any difference between the unpaid principal balance and the grossed-up basis is a non-credit discount or premium, which is to be accreted or amortized into interest income over the term of the loan.
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
Based on Banco Santander’s closing stock price on February 2, 2026, the Transaction has an aggregate value of approximately $12.3 billion. Under the terms of the Transaction Agreement, holders of Webster common stock will receive $48.75 in cash and 2.0548 ADSs for each share of Webster common stock that they own. Holders of Webster common stock will have the option to exchange ADSs received in connection with the Transaction for Ordinary Shares at no charge for a specified period following the completion of the Transaction.
The Transaction Agreement contains customary representations and warranties, covenants, and closing conditions. As of the date of this Quarterly Report on Form 10-Q, completion of the Transaction remains subject to approval by the Federal Reserve and the European Central Bank, approval by Webster’s stockholders, and other customary closing conditions.
In connection with the Transaction, the Company incurred $9.1 million of acquisition-related expenses during the three months ended March 31, 2026, comprising $0.5 million in Compensation and benefits, $8.5 million in Professional and outside services, and $0.1 million in Other expense.
SecureSave Acquisition
On December 4, 2025, the Company acquired SecureSave, a financial technology company that partners with employers to offer employees FDIC-insured emergency savings accounts funded through automatic payroll deductions to help budget for unexpected expenses. Additional information regarding the SecureSave acquisition, including the total consideration transferred, the net identifiable assets acquired, and the preliminary goodwill recognized as of the acquisition date, can be found within Note 2: Business Developments in the Notes to Consolidated Financial Statements contained in Part II – Item 8. Financial Statements and Supplementary Data of the Company’s Form 10-K for the year ended December 31, 2025.
During the three months ended March 31, 2026, the Company recorded a net measurement-period adjustment of $0.9 million, which impacted the identified non-competition agreement intangible assets, their related deferred tax liabilities, and other assets. Additional information regarding this measurement-period adjustment can be found within Note 5: Goodwill and Other Intangible Assets. The Company’s valuations of the net identifiable assets acquired as part of the SecureSave acquisition were considered final at March 31, 2026. The $30.4 million of goodwill recognized has been allocated to the Healthcare Financial Services reportable segment.

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	March 31, 2026
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government agency debentures	$222,869	$—	$(26,782)	$196,087
Agency CMO	25,675	—	(2,112)	23,563
Agency MBS	5,487,638	44,262	(164,280)	5,367,620
Agency CMBS	4,053,383	6,267	(379,200)	3,680,450
Municipal bonds and notes	116,552	1	(9,344)	107,209
CMBS	857,992	996	(701)	858,287
Corporate debt	326,799	417	(25,855)	301,361
Private label MBS	40,593	—	(3,407)	37,186
Other	9,887	—	(387)	9,500
Total available-for-sale	$11,141,388	$51,943	$(612,068)	$10,581,263

	December 31, 2025
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government agency debentures	$222,848	$—	$(25,198)	$197,650
Agency CMO	26,816	—	(1,960)	24,856
Agency MBS	5,125,433	80,370	(148,530)	5,057,273
Agency CMBS	3,855,392	9,057	(338,439)	3,526,010
Municipal bonds and notes	116,750	—	(7,131)	109,619
CMBS	717,776	1,531	(895)	718,412
Corporate debt	350,996	584	(23,435)	328,145
Private label MBS	41,087	—	(3,035)	38,052
Other	9,880	—	(397)	9,483
Total available-for-sale	$10,466,978	$91,542	$(549,020)	$10,009,500
(1)Accrued interest receivable on available-for-sale securities of $40.0 million at March 31, 2026, and $37.5 million at December 31, 2025, is excluded from amortized cost and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	March 31, 2026
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Number of Holdings	Fair Value	Gross Unrealized Losses
Government agency debentures	$14,710	$(170)	$181,377	$(26,612)	15	$196,087	$(26,782)
Agency CMO	—	—	23,563	(2,112)	25	23,563	(2,112)
Agency MBS	1,283,650	(11,120)	1,160,727	(153,160)	341	2,444,377	(164,280)
Agency CMBS	759,859	(23,030)	2,335,145	(356,170)	197	3,095,004	(379,200)
Municipal bonds and notes	7,477	(313)	98,770	(9,031)	34	106,247	(9,344)
CMBS	235,037	(356)	68,363	(345)	19	303,400	(701)
Corporate debt	9,960	(46)	277,482	(25,809)	38	287,442	(25,855)
Private label MBS	—	—	37,186	(3,407)	3	37,186	(3,407)
Other	4,991	(9)	4,509	(378)	2	9,500	(387)
Total	$2,315,684	$(35,044)	$4,187,122	$(577,024)	674	$6,502,806	$(612,068)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Number of Holdings	Fair Value	Gross Unrealized Losses
Government agency debentures	$—	$—	$197,650	$(25,198)	15	$197,650	$(25,198)
Agency CMO	—	—	24,856	(1,960)	25	24,856	(1,960)
Agency MBS	15,368	(22)	1,197,592	(148,508)	301	1,212,960	(148,530)
Agency CMBS	542,126	(10,939)	2,395,394	(327,500)	184	2,937,520	(338,439)
Municipal bonds and notes	—	—	108,944	(7,131)	36	108,944	(7,131)
CMBS	151,663	(362)	72,197	(533)	16	223,860	(895)
Corporate debt	14,948	(52)	297,613	(23,383)	41	312,561	(23,435)
Private label MBS	—	—	38,052	(3,035)	3	38,052	(3,035)
Other	4,994	(6)	4,489	(391)	2	9,483	(397)
Total	$729,099	$(11,381)	$4,336,787	$(537,639)	623	$5,065,886	$(549,020)
The $63.0 million increase in gross unrealized losses of available-for-sale securities from December 31, 2025, to
March 31, 2026, was primarily due to higher market interest rates and wider securities spreads. The Company assesses each available-for-sale security that is in an unrealized loss position on a quarterly basis to determine whether the decline in fair value below the amortized cost basis is a result of any credit related factors. There was no ACL recorded on available-for-sale securities at March 31, 2026, and at December 31, 2025. Each of the Company’s available-for-sale securities in an unrealized loss position at March 31, 2026, is investment grade, current as to principal and interest, and has had price changes that are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences.
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
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	March 31, 2026
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$8,581	$8,565
After 1 year through 5 years	278,455	271,735
After 5 years through 10 years	993,644	949,655
After 10 years	9,860,708	9,351,308
Total available-for-sale	$11,141,388	$10,581,263
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
The following table summarizes information related to sales of available-for-sales securities:

	Three months ended March 31,
(In thousands)	2026	2025
Proceeds from sales	$—	$14,880

Gross realized gains	$—	$332
Gross realized losses	—	(112)

Other Information
The following table summarizes the carrying value of available-for-sale securities that are pledged for deposits, borrowings, and other purposes:

(In thousands)	March 31, 2026	December 31, 2025
Pledged for deposits	$2,394,014	$1,779,781
Pledged for borrowing capacity, repurchase agreements, and other	7,398,688	7,659,722
Total available-for-sale securities pledged	$9,792,702	$9,439,503
Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	March 31, 2026
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$15,818	$—	$(1,125)	$14,693	$—	$15,818
Agency MBS	2,670,159	14,485	(234,529)	2,450,115	—	2,670,159
Agency CMBS	4,277,053	—	(613,371)	3,663,682	—	4,277,053
Municipal bonds and notes	812,923	300	(41,301)	771,922	(96)	812,827
CMBS	63,122	—	(1,394)	61,728	—	63,122
Total held-to-maturity	$7,839,075	$14,785	$(891,720)	$6,962,140	$(96)	$7,838,979

	December 31, 2025
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$16,791	$—	$(1,071)	$15,720	$—	$16,791
Agency MBS	2,767,869	24,073	(226,089)	2,565,853	—	2,767,869
Agency CMBS	4,295,308	—	(567,040)	3,728,268	—	4,295,308
Municipal bonds and notes	824,734	989	(30,461)	795,262	(97)	824,637
CMBS	64,970	—	(1,490)	63,480	—	64,970
Total held-to-maturity	$7,969,672	$25,062	$(826,151)	$7,168,583	$(97)	$7,969,575
(1)Accrued interest receivable on held-to-maturity securities of $23.6 million at March 31, 2026, and $28.1 million at December 31, 2025, is excluded from amortized cost and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
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
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three months ended March 31,
(In thousands)	2026	2025
Balance, beginning of period	$97	$171
(Benefit) for credit losses	(1)	(62)
Balance, end of period	$96	$109
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	March 31, 2026
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$16,662	$16,674
After 1 year through 5 years	169,004	164,252
After 5 years through 10 years	261,077	253,555
After 10 years	7,392,332	6,527,659
Total held-to-maturity	$7,839,075	$6,962,140
Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.

Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by S&P, Moody’s, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security and are updated on a quarterly basis. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by both the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. The Company did not hold any speculative grade held-to-maturity securities at March 31, 2026, and at December 31, 2025. Held-to-maturity securities that are not rated are collateralized with U.S. Treasury obligations.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	March 31, 2026
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	Not Rated
Agency CMO	$—	$15,818	$—	$—	$—	$—	$—
Agency MBS	—	2,670,159	—	—	—	—	—
Agency CMBS	—	4,277,053	—	—	—	—	—
Municipal bonds and notes	293,061	147,552	233,975	98,270	23,484	4,165	12,416
CMBS	63,122	—	—	—	—	—	—
Total held-to-maturity	$356,183	$7,110,582	$233,975	$98,270	$23,484	$4,165	$12,416

	December 31, 2025
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	Not Rated
Agency CMO	$—	$16,791	$—	$—	$—	$—	$—
Agency MBS	—	2,767,869	—	—	—	—	—
Agency CMBS	—	4,295,308	—	—	—	—	—
Municipal bonds and notes	298,666	153,187	234,269	112,482	9,539	4,165	12,426
CMBS	64,970	—	—	—	—	—	—
Total held-to-maturity	$363,636	$7,233,155	$234,269	$112,482	$9,539	$4,165	$12,426
There were no held-to-maturity securities past due under the terms of their agreements or in non-accrual status at March 31, 2026, and at December 31, 2025.
Other Information
The following table summarizes the carrying value of held-to-maturity securities that are pledged for deposits, borrowings, and other purposes:

(In thousands)	March 31, 2026	December 31, 2025
Pledged for deposits	$1,988,281	$1,926,373
Pledged for borrowing capacity, repurchase agreements, and other	5,783,470	5,934,352
Total held-to-maturity securities pledged	$7,771,751	$7,860,725

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	March 31, 2026	December 31, 2025
Commercial non-mortgage	$20,915,252	$20,405,237
Asset-based	1,118,988	1,231,231
Commercial real estate	15,234,864	15,326,007
Multi-family	7,334,216	7,008,839
Equipment financing	1,254,131	1,258,882
Commercial portfolio	45,857,451	45,230,196
Residential	9,600,026	9,599,577
Home equity	1,345,757	1,370,513
Other consumer	445,308	396,824
Consumer portfolio	11,391,091	11,366,914
Loans and leases	$57,248,542	$56,597,110
The carrying amount of loans and leases includes net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs, in aggregate, of $20.0 million at March 31, 2026, and $16.3 million at December 31, 2025. Accrued interest receivable of $285.6 million at March 31, 2026, and $282.5 million at December 31, 2025, is excluded from the carrying amount of loans and leases and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company had pledged eligible loans as collateral of $18.6 billion at March 31, 2026, and $17.2 billion at December 31, 2025, to support borrowing capacity at the FHLB of Boston, and $6.4 billion at March 31, 2026, and $7.2 billion at December 31, 2025, to support borrowing capacity at the FRB of New York.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	March 31, 2026
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$19,881	$2,534	$—	$184,985	$207,400	$20,707,852	$20,915,252
Asset-based	—	—	—	60,432	60,432	1,058,556	1,118,988
Commercial real estate	76,146	1,021	—	193,949	271,116	14,963,748	15,234,864
Multi-family	8,540	3,258	—	36,863	48,661	7,285,555	7,334,216
Equipment financing	2,798	1,631	5	8,763	13,197	1,240,934	1,254,131
Commercial portfolio	107,365	8,444	5	484,992	600,806	45,256,645	45,857,451
Residential	15,410	6,515	—	20,490	42,415	9,557,611	9,600,026
Home equity	6,941	1,844	—	16,031	24,816	1,320,941	1,345,757
Other consumer	1,095	1,269	4	1,049	3,417	441,891	445,308
Consumer portfolio	23,446	9,628	4	37,570	70,648	11,320,443	11,391,091
Total	$130,811	$18,072	$9	$522,562	$671,454	$56,577,088	$57,248,542

	December 31, 2025
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$12,397	$1,547	$—	$165,378	$179,322	$20,225,915	$20,405,237
Asset-based	—	—	—	66,844	66,844	1,164,387	1,231,231
Commercial real estate	23,702	838	—	182,968	207,508	15,118,499	15,326,007
Multi-family	476	—	—	41,095	41,571	6,967,268	7,008,839
Equipment financing	2,279	256	—	8,340	10,875	1,248,007	1,258,882
Commercial portfolio	38,854	2,641	—	464,625	506,120	44,724,076	45,230,196
Residential	12,163	3,074	—	18,187	33,424	9,566,153	9,599,577
Home equity	5,602	2,126	—	16,743	24,471	1,346,042	1,370,513
Other consumer	1,370	830	—	859	3,059	393,765	396,824
Consumer portfolio	19,135	6,030	—	35,789	60,954	11,305,960	11,366,914
Total	$57,989	$8,671	$—	$500,414	$567,074	$56,030,036	$56,597,110

The following table provides additional information on non-accrual loans and leases:

	March 31, 2026		December 31, 2025
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$184,985	$39,169	$165,378	$52,284
Asset-based	60,432	—	66,844	774
Commercial real estate	193,949	46,020	182,968	53,385
Multi-family	36,863	27,659	41,095	31,873
Equipment financing	8,763	144	8,340	181
Commercial portfolio	484,992	112,992	464,625	138,497
Residential	20,490	8,873	18,187	8,284
Home equity	16,031	9,294	16,743	8,688
Other consumer	1,049	—	859	—
Consumer portfolio	37,570	18,167	35,789	16,972
Total	$522,562	$131,159	$500,414	$155,469
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	Three months ended March 31,
	2026			2025
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$631,377	$88,034	$719,411	$635,871	$53,695	$689,566
Provision	49,794	5,445	55,239	68,203	10,509	78,712
Charge-offs	(40,225)	(3,997)	(44,222)	(55,566)	(1,052)	(56,618)
Recoveries	1,017	1,989	3,006	942	719	1,661
Balance, end of period (1)	$641,963	$91,471	$733,434	$649,450	$63,871	$713,321
Individually evaluated for credit losses	100,272	772	101,044	93,102	710	93,812
Collectively evaluated for credit losses	$541,691	$90,699	$632,390	$556,348	$63,161	$619,509
(1)The $14.0 million increase in the ACL on loans and leases from December 31, 2025, to March 31, 2026, was primarily due to an increase in individually assessed reserves and loan growth, partially offset by favorable risk rating migration.

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
The Company’s concentration of credit risk associated with commercial non-mortgage loans represented 36.5% at March 31, 2026, and 36.0% at December 31, 2025, of total loans and leases. The Company’s concentration of credit risk associated with commercial real estate and multi-family loans, in aggregate, represented 39.4% at March 31, 2026, and 39.5% at December 31, 2025, of total loans and leases.

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

The following tables summarize the amortized cost of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	March 31, 2026
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$648,115	$3,313,782	$2,222,958	$1,365,223	$1,667,645	$2,249,033	$8,310,689	$19,777,445
Special mention	493	3,886	50,409	10,526	212,629	16,307	31,728	325,978
Substandard	1,950	37,702	39,030	182,164	239,994	162,976	147,984	811,800
Doubtful	—	—	—	—	—	29	—	29
Total commercial non-mortgage	650,558	3,355,370	2,312,397	1,557,913	2,120,268	2,428,345	8,490,401	20,915,252
Current period gross write-offs	—	60	—	—	6,514	174	7,607	14,355
Asset-based:
Risk rating:
Pass	—	10,400	187	1,350	—	15,088	923,651	950,676
Special mention	—	—	—	800	—	—	25,195	25,995
Substandard	2,080	3,088	—	9,197	—	4,207	123,745	142,317
Total asset-based	2,080	13,488	187	11,347	—	19,295	1,072,591	1,118,988
Current period gross write-offs	—	—	—	—	—	—	7,289	7,289
Commercial real estate:
Risk rating:
Pass	1,240,656	3,230,609	1,920,371	1,838,531	1,990,189	4,054,134	347,828	14,622,318
Special mention	6,105	—	—	—	—	30,199	—	36,304
Substandard	—	—	5,134	154,353	137,943	278,812	—	576,242
Total commercial real estate	1,246,761	3,230,609	1,925,505	1,992,884	2,128,132	4,363,145	347,828	15,234,864
Current period gross write-offs	—	—	—	15,217	—	—	—	15,217
Multi-family:
Risk rating:
Pass	467,735	723,199	695,099	1,199,669	1,360,669	2,689,276	—	7,135,647
Special mention	—	—	—	—	—	77,605	—	77,605
Substandard	—	—	—	11,918	29,567	79,479	—	120,964
Total multi-family	467,735	723,199	695,099	1,211,587	1,390,236	2,846,360	—	7,334,216
Current period gross write-offs	—	—	—	—	—	1,356	—	1,356
Equipment financing:
Risk rating:
Pass	108,143	434,244	285,771	126,547	105,994	118,987	—	1,179,686
Special mention	—	4,737	5,233	292	1,987	2,078	—	14,327
Substandard	—	2,958	867	19,058	22,535	14,700	—	60,118
Total equipment financing	108,143	441,939	291,871	145,897	130,516	135,765	—	1,254,131
Current period gross write-offs	—	—	171	839	459	539	—	2,008
Total commercial portfolio	2,475,277	7,764,605	5,225,059	4,919,628	5,769,152	9,792,910	9,910,820	45,857,451
Current period gross write-offs	$—	$60	$171	$16,056	$6,973	$2,069	$14,896	$40,225

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$3,378,004	$2,340,865	$1,463,952	$1,857,656	$853,239	$1,420,790	$7,929,719	$19,244,225
Special mention	4,213	46,657	50,332	181,775	32,948	15,264	38,883	370,072
Substandard	67,353	33,646	144,627	219,885	88,312	42,874	194,220	790,917
Doubtful	—	—	—	—	1	22	—	23
Total commercial non-mortgage	3,449,570	2,421,168	1,658,911	2,259,316	974,500	1,478,950	8,162,822	20,405,237
Current period gross write-offs	6,716	3,550	7,817	13,774	721	17,166	26,157	75,901
Asset-based:
Risk rating:
Pass	10,550	199	2,320	—	—	15,901	1,036,960	1,065,930
Special mention	—	—	7,063	—	—	—	8,069	15,132
Substandard	1,445	—	3,898	—	—	4,833	139,993	150,169
Total asset-based	11,995	199	13,281	—	—	20,734	1,185,022	1,231,231
Current period gross write-offs	—	—	—	—	—	—	37,870	37,870
Commercial real estate:
Risk rating:
Pass	3,462,637	2,091,777	2,092,674	2,337,376	1,105,105	3,268,858	273,252	14,631,679
Special mention	—	—	16,834	75,651	—	29,401	—	121,886
Substandard	—	3,240	168,356	93,572	100,957	206,317	—	572,442
Total commercial real estate	3,462,637	2,095,017	2,277,864	2,506,599	1,206,062	3,504,576	273,252	15,326,007
Current period gross write-offs	—	—	31,057	256	1,283	27,514	—	60,110
Multi-family:
Risk rating:
Pass	736,744	691,180	1,193,933	1,370,368	810,954	1,988,941	—	6,792,120
Special mention	—	—	—	—	3,865	68,742	—	72,607
Substandard	—	—	11,915	26,377	38,819	67,001	—	144,112
Total multi-family	736,744	691,180	1,205,848	1,396,745	853,638	2,124,684	—	7,008,839
Current period gross write-offs	—	—	—	—	—	990	—	990
Equipment financing:
Risk rating:
Pass	454,313	305,538	141,372	120,382	59,566	96,161	—	1,177,332
Special mention	4,931	5,700	2,573	2,430	1,087	1,663	—	18,384
Substandard	3,145	696	17,898	24,897	9,501	7,029	—	63,166
Total equipment financing	462,389	311,934	161,843	147,709	70,154	104,853	—	1,258,882
Current period gross write-offs	—	—	1,356	4,614	174	749	—	6,893
Total commercial portfolio	8,123,335	5,519,498	5,317,747	6,310,369	3,104,354	7,233,797	9,621,096	45,230,196
Current period gross write-offs	$6,716	$3,550	$40,230	$18,644	$2,178	$46,419	$64,027	$181,764

The following tables summarize the amortized cost of consumer loans by FICO score and origination year:

	March 31, 2026
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$46,950	$611,409	$483,167	$272,596	$888,859	$2,214,476	$—	$4,517,457
740-799	150,556	634,107	371,786	187,994	483,261	1,329,082	—	3,156,786
670-739	18,963	202,491	124,037	72,674	287,750	848,263	—	1,554,178
580-669	2,892	21,273	10,648	21,181	53,286	144,485	—	253,765
579 and below	—	1,667	4,694	6,146	21,399	83,934	—	117,840
Total residential	219,361	1,470,947	994,332	560,591	1,734,555	4,620,240	—	9,600,026
Current period gross write-offs	—	—	—	—	101	25	—	126
Home equity:
Risk rating:
800+	2,563	11,259	8,850	21,717	23,419	90,377	338,281	496,466
740-799	2,800	15,195	8,835	15,681	13,577	52,103	309,471	417,662
670-739	2,877	11,324	9,658	9,237	9,798	34,922	210,996	288,812
580-669	151	1,159	1,478	2,805	2,617	12,989	70,349	91,548
579 and below	—	76	1,052	1,819	2,462	8,064	37,796	51,269
Total home equity	8,391	39,013	29,873	51,259	51,873	198,455	966,893	1,345,757
Current period gross write-offs	—	—	—	—	—	4	6	10
Other consumer:
Risk rating:
800+	6,669	9,431	3,910	168	54	1,817	15,050	37,099
740-799	38,112	77,985	37,463	393	135	177	3,485	157,750
670-739	52,809	120,419	56,904	235	176	207	13,007	243,757
580-669	728	2,417	1,732	86	47	48	1,036	6,094
579 and below	—	35	16	47	42	11	457	608
Total other consumer	98,318	210,287	100,025	929	454	2,260	33,035	445,308
Current period gross write-offs	1,070	677	2,028	3	5	4	74	3,861
Total consumer portfolio	326,070	1,720,247	1,124,230	612,779	1,786,882	4,820,955	999,928	11,391,091
Current period gross write-offs	$1,070	$677	$2,028	$3	$106	$33	$80	$3,997

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$517,482	$551,613	$272,249	$918,256	$1,045,573	$1,258,654	$—	$4,563,827
740-799	687,120	419,019	212,246	480,885	598,172	748,825	—	3,146,267
670-739	185,620	118,104	84,332	294,954	241,266	604,881	—	1,529,157
580-669	16,852	19,346	23,602	51,886	45,714	100,593	—	257,993
579 and below	648	2,377	3,952	21,911	21,966	51,479	—	102,333
Total residential	1,407,722	1,110,459	596,381	1,767,892	1,952,691	2,764,432	—	9,599,577
Current period gross write-offs	—	—	—	—	—	135	—	135
Home equity:
Risk rating:
800+	11,847	8,896	23,146	22,811	29,498	65,401	348,961	510,560
740-799	15,932	11,658	16,149	16,523	19,123	35,861	317,846	433,092
670-739	10,811	9,786	10,120	9,351	11,025	27,662	217,924	296,679
580-669	1,682	1,522	2,850	2,731	2,941	9,607	68,953	90,286
579 and below	77	499	1,662	2,287	908	4,543	29,920	39,896
Total home equity	40,349	32,361	53,927	53,703	63,495	143,074	983,604	1,370,513
Current period gross write-offs	—	50	—	1	—	38	175	264
Other consumer:
Risk rating:
800+	11,131	4,799	254	74	1,677	171	16,597	34,703
740-799	88,171	46,222	368	145	30	136	3,273	138,345
670-739	133,564	68,381	282	231	130	133	14,439	217,160
580-669	2,651	1,962	74	60	27	59	1,136	5,969
579 and below	34	36	65	53	19	2	438	647
Total other consumer	235,551	121,400	1,043	563	1,883	501	35,883	396,824
Current period gross write-offs	3,325	3,591	19	10	7	7	168	7,127
Total consumer portfolio	1,683,622	1,264,220	651,351	1,822,158	2,018,069	2,908,007	1,019,487	11,366,914
Current period gross write-offs	$3,325	$3,641	$19	$11	$7	$180	$343	$7,526
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
The carrying amount of collateral dependent loans was $288.8 million at March 31, 2026, and $308.3 million at December 31, 2025, for commercial loans and leases, and $26.4 million at March 31, 2026, and $28.1 million at December 31, 2025, for consumer loans. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. The aggregate collateral value associated with collateral dependent loans and leases was $315.1 million at March 31, 2026, and $364.3 million at December 31, 2025.
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
The following tables summarize the amortized cost at March 31, 2026, and at March 31, 2025, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	Three months ended March 31, 2026
(Dollars in thousands)	Term Extension	Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$81,520	$1,993	$—	$83,513	0.4%
Asset-based	41,454	6,500	—	47,954	4.3
Commercial real estate	84,444	13,215	—	97,659	0.6
Multi-family	13,598	—	—	13,598	0.2
Residential	308	—	58	366	—
Total (1)	$221,324	$21,708	$58	$243,090	0.4%

	Three months ended March 31, 2025
(Dollars in thousands)	Term Extension	Payment Delay	Combination -Term Extension & Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$43,880	$24,106	$115	$68,101	0.4%
Commercial real estate	20,700	512	—	21,212	0.1
Multi-family	2,414	—	—	2,414	—
Equipment financing	207	—	—	207	—
Residential	—	—	900	900	—
Home equity	—	—	40	40	—
Total (1)	$67,201	$24,618	$1,055	$92,874	0.2%
(1)The total amortized cost excludes accrued interest receivable of $1.1 million at March 31, 2026, and $0.1 million at March 31, 2025.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.

The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three months ended March 31, 2026
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.4 years
Asset-based	Extended term by a weighted average of 0.6 years
Commercial real estate	Extended term by a weighted average of 0.5 years
Multi-family	Extended term by a weighted average of 1.8 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 0.5 years
Asset-based	Provided payment deferrals for a weighted average of 0.5 years
Commercial real estate	Provided payment deferrals for a weighted average of 1.7 years

Three months ended March 31, 2025
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.3 years
Commercial real estate	Extended term by a weighted average of 0.9 years
Multi-family	Extended term by a weighted average of 0.7 years
Payment Delay:
Commercial non-mortgage	Provided partial payment deferrals for a weighted average of 0.5 years
(1)Certain disclosures related to the financial effects of modifications do not include those deemed to be immaterial.

The Company closely monitors the performance of the loans that are modified with borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables summarize the aging of loans that had been modified in the 12 months preceding March 31, 2026, and March 31, 2025:

	March 31, 2026
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$143,335	$14,923	$897	$—	$50,265	$209,420
Asset-based	51,883	—	—	—	23,467	75,350
Commercial real estate	164,852	—	—	—	45,242	210,094
Multi-family	52,177	—	—	—	—	52,177
Equipment financing	3,167	—	—	—	2,585	5,752
Residential	1,354	—	—	—	921	2,275
Home equity	681	—	—	—	84	765
Total	$417,449	$14,923	$897	$—	$122,564	$555,833

	March 31, 2025
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$57,856	$1,015	$—	$—	$148,972	$207,843
Asset-based	23,718	—	—	—	—	23,718
Commercial real estate	116,386	—	—	—	30,012	146,398
Multi-family	692	1,721	—	—	—	2,413
Equipment financing	338	13	—	—	—	351
Residential	716	—	—	—	1,074	1,790
Home equity	420	—	—	—	464	884
Total	$200,126	$2,749	$—	$—	$180,522	$383,397
Loans that had been modified with borrowers experiencing financial difficulty in the 12 months preceding March 31, 2026, and that had a subsequent payment default during the three months ended March 31, 2026, were not significant. Loans that had been modified with borrowers experiencing financial difficulty in the 12 months preceding March 31, 2025, and that had a subsequent payment default during the three months ended March 31, 2025, also were not significant.
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

Note 5: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	March 31, 2026	December 31, 2025
Balance, beginning of period	$2,897,522	$2,868,068
SecureSave acquisition (1)	941	29,454
Balance, end of period	$2,898,463	$2,897,522
(1)The increase to the carrying amount of goodwill at March 31, 2026, reflects the effects of the measurement-period adjustment recorded during the first quarter of 2026 related to the acquisition of SecureSave in December 2025. Additional information regarding the SecureSave acquisition can be found within Note 2: Business Developments.
Information regarding goodwill by reportable segment can be found within Note 15: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	March 31, 2026			December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$339,465	$104,205	$235,260	$342,875	$98,483	$244,392
Customer relationships	120,855	62,130	58,725	120,855	59,255	61,600
Non-competition agreements	4,760	2,684	2,076	5,880	2,400	3,480
Trade name	6,100	2,643	3,457	6,100	2,338	3,762
Total other intangible assets	$471,180	$171,662	$299,518	$475,710	$162,476	$313,234
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	March 31, 2026
Remainder of 2026	$26,648
2027	34,482
2028	31,370
2029	29,213
2030	28,272
Thereafter	149,533

Note 6: Deposits
The following table summarizes deposits by type:

(In thousands)	March 31, 2026	December 31, 2025
Non-interest-bearing:
Demand	$9,847,077	$10,082,854
Interest-bearing:
Checking	11,932,682	10,760,496
Health savings accounts	9,446,895	9,184,452
Money market	24,332,087	23,196,747
Savings	6,841,135	6,964,946
Time deposits	6,639,840	8,570,318
Total interest-bearing	$59,192,639	$58,676,959
Total deposits	$69,039,716	$68,759,813

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$1,670,013	$3,134,894
Aggregate amount of time deposit accounts that exceeded the FDIC limit (2)	1,454,233	1,494,626
Deposit overdrafts reclassified as loan balances	4,461	6,674
(1)Excludes money market deposits received through interSYNC of $9.4 billion at March 31, 2026, and $9.3 billion at December 31, 2025.
(2)Excludes an aggregate amount of time deposit accounts that were at the FDIC limit of $8.5 million at March 31, 2026, and $10.5 million at December 31, 2025.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	March 31, 2026
Remainder of 2026	$6,286,982
2027	286,202
2028	23,344
2029	16,013
2030	22,211
Thereafter	5,088
Total time deposits	$6,639,840

Note 7: Borrowings
Securities Sold Under Agreements to Repurchase
The following table summarizes securities sold under agreements to repurchase:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$69,756	0.12%	$596,738	3.32%
(1)Securities sold under agreements to repurchase have an original maturity date of one year or less for the periods presented.
The Company’s repurchase agreement counterparties are limited to primary dealers in government securities and commercial and municipal customers through the Corporate Treasury function. The Company has the right of offset with respect to repurchase agreement assets and liabilities with the same counterparty when master netting agreements are in place. Securities sold under agreements to repurchase are presented as gross transactions at March 31, 2026, and at December 31, 2025, since only liabilities are outstanding. Agency MBS securities, which had an aggregate carrying value of $71.8 million at March 31, 2026, and $625.3 million at December 31, 2025, are pledged to secure repurchase agreements. These Agency MBS securities are subject to changes in market value and, therefore, the Company may increase or decrease the level of securities pledged as collateral based upon movements in market value.
The following tables represent the offsetting of repurchase agreements that are subject to master netting agreements:

March 31, 2026
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
(1)Amounts disclosed are limited to the balance of securities sold under agreements to repurchase reported on the accompanying Condensed Consolidated Balance Sheets that are subject to master netting agreements and, accordingly, exclude excess collateral pledged. At December 31, 2025, Agency MBS with an aggregate carrying value of $520.1 million was pledged as collateral against such securities sold under agreements to repurchase, resulting in an excess collateral positions of $25.6 million.
FHLB Advances
The following table summarizes information for FHLB advances:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Total Outstanding	Weighted-Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$4,800,000	3.84%	$2,970,000	3.44%
After 1 but within 2 years	394	1.38	201	—
After 2 but within 3 years	—	—	201	2.75
After 3 but within 4 years	608	1.75	615	1.75
After 4 but within 5 years	3,638	1.25	3,669	1.25
After 5 years	5,979	2.16	6,032	2.16
Total FHLB advances	$4,810,619	3.84%	$2,980,718	3.44%

Aggregate market value of assets pledged as collateral	$17,752,710		$16,331,016
Remaining borrowing capacity at the FHLB of Boston	7,016,007		7,882,187
The Bank may borrow up to a discounted amount of eligible loans and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential, multi-family, and commercial real estate loans, home equity lines of credit, Agency MBS, and Agency CMO. The Bank was in compliance with its FHLB collateral requirements at March 31, 2026, and at December 31, 2025.

Long-term Debt
The following table summarizes long-term debt:

(Dollars in thousands)		March 31, 2026	December 31, 2025
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	$316,059	$317,398
5.784%	Fixed-rate reset subordinated notes due September 11, 2035	350,000	350,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total senior and subordinated debt		743,379	744,718
Discount on senior fixed-rate notes		(298)	(323)
Debt issuance cost on senior fixed-rate notes		(802)	(869)
Discount on fixed-rate reset subordinated notes		(2,479)	(2,545)
Debt issuance cost on fixed-rate reset subordinated notes		(1,488)	(1,527)
Total long-term debt (3)		$738,312	$739,454
(1)The Company de-designated its fair value hedging relationship on these senior fixed-rate notes in 2020. A basis adjustment of $16.1 million at March 31, 2026, and $17.4 million at December 31, 2025, is included in the carrying value and is being amortized over the remaining life of the senior fixed-rate notes.
(2)The interest rate on the Webster Statutory Trust I floating-rate notes varies quarterly based on 3-month SOFR plus a credit spread adjustment plus a market spread of 2.95%, which yielded 6.89% at March 31, 2026, and 6.92% at December 31, 2025.
(3)The classification of debt as long-term is based on the initial term of greater than one year as of the date of issuance.
Additional information regarding the Company’s long-term debt can be found within Note 10: Borrowings in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 8: Stockholders’ Equity
The following table summarizes the changes in shares of preferred and common stock issued and common stock held as treasury stock:

	Preferred Stock Series F Issued	Preferred Stock Series G Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2025	6,000	135,000	182,778,045	21,562,037	161,216,008
Stock compensation plan activity (1)	—	—	—	(832,989)	832,989
Balance at March 31, 2026	6,000	135,000	182,778,045	20,729,048	162,048,997

Balance at December 31, 2024	6,000	135,000	182,778,045	11,386,920	171,391,125
Stock compensation plan activity (1)	—	—	—	(772,605)	772,605
Common stock repurchase program	—	—	—	3,569,454	(3,569,454)
Balance at March 31, 2025	6,000	135,000	182,778,045	14,183,769	168,594,276
(1)Reflects (i) common shares issued from Treasury stock for time-based restricted stock award grants, net of forfeitures, and the vesting of performance-based restricted stock awards of 1,253,851 and 1,157,278, in aggregate, during the three months ended March 31, 2026, and 2025, respectively, less (ii) common shares acquired outside of the Company’s common stock repurchase program related to stock compensation plan activity of 420,862 and 384,673 during the three months ended March 31, 2026, and 2025, respectively.

Common Stock Repurchase Program
Information regarding the Company’s common stock repurchase program be found within Note 11: Stockholders’ Equity in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no common stock repurchases under the Company’s common stock repurchase program during the three months ended March 31, 2026.
Preferred Stock
Information regarding the Company’s preferred stock can be found within Note 11: Stockholders’ Equity in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 9: Accumulated Other Comprehensive (Loss), Net of Tax
The following tables summarize the change in each component of accumulated other comprehensive (loss), net of the related tax impact:

	Three months ended March 31, 2026
(In thousands)	Investment Securities Available- for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(334,113)	$3,741	$(20,472)	$(350,844)
Other comprehensive (loss) before reclassifications	(74,615)	(4,887)	—	(79,502)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(245)	42	(203)
Other comprehensive (loss) income, net of tax	(74,615)	(5,132)	42	(79,705)
Balance, end of period	$(408,728)	$(1,391)	$(20,430)	$(430,549)

	Three months ended March 31, 2025
(In thousands)	Investment Securities Available- for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(520,318)	$(9,600)	$(26,465)	$(556,383)
Other comprehensive income before reclassifications	96,966	7,752	—	104,718
Amounts reclassified from accumulated other comprehensive (loss)	(385)	2,372	277	2,264
Other comprehensive income, net of tax	96,581	10,124	277	106,982
Balance, end of period	$(423,737)	$524	$(26,188)	$(449,401)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss):

Accumulated Other Comprehensive (Loss) Components	Three months ended		Associated Line Item on the Condensed Consolidated Statements of Income
	March 31,
	2026	2025
(In thousands)
Investment securities available-for-sale:
Net gains (1)	$—	$528	Gain on sale of investment securities, net (2)
Tax (expense)	—	(143)	Income tax expense
Net of tax	$—	$385
Derivative financial instruments:
Interest payments (3)	$336	$(3,255)	Interest and fees on loans and leases
Tax (expense) benefit	(91)	883	Income tax expense
Net of tax	$245	$(2,372)
Defined benefit pension and other postretirement benefit plans:
Net actuarial (losses)	$(58)	$(380)	Other expense
Tax benefit	16	103	Income tax expense
Net of tax	$(42)	$(277)
(1)Reclassification adjustments for investment securities available-for-sale that were sold are determined by reference to the unrealized gain or loss reported in the month prior to sale.
(2)Gains and losses realized on sales of investment securities available-for-sale are generally included as a component of non-interest income on the accompanying Condensed Consolidated Statements of Income unless any portion or all of the loss is due to credit related factors, in which the amount is then included in the Provision for credit losses. None of the gross losses realized on sale of available-for-sale securities during the three months ended March 31, 2025, were due to credit related factors.
(3)Over the next 12 months, an estimated $1.4 million related to cash flow hedge gain or loss will be reclassified from AOCL, decreasing Interest and fees on loans and leases as hedge interest payments are made.

Note 10: Regulatory Capital and Restrictions
Regulatory Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory actions by regulators that could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and/or the regulatory framework for prompt corrective action, which applies to the Bank only, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated pursuant to regulatory directives. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by the Basel III Capital Rules, as adopted in the U.S., to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Ratio, as defined in the regulations. CET1 capital consists of common stockholders’ equity, less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. At the time of initial adoption of the Basel III Capital Rules, the Company had elected to opt-out of the requirement to include certain components of AOCI in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes qualifying subordinated debt and the permissible portion of the ACL.
Both the Company and the Bank were classified as “well-capitalized” at March 31, 2026, and at December 31, 2025.
The following tables provide information on the regulatory capital ratios for the Company and the Bank:

	March 31, 2026
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,614,681	11.42%	$2,606,184	4.5%	$3,764,488	6.5%
Tier 1 Risk-Based Capital	6,898,660	11.91	3,474,912	6.0	4,633,216	8.0
Total Risk-Based Capital	8,045,478	13.89	4,633,216	8.0	5,791,519	10.0
Tier 1 Leverage Ratio	6,898,660	8.37	3,296,999	4.0	4,121,249	5.0
Webster Bank
CET1 Risk-Based Capital	$6,994,801	12.07%	$2,608,116	4.5%	$3,767,279	6.5%
Tier 1 Risk-Based Capital	6,994,801	12.07	3,477,488	6.0	4,636,651	8.0
Total Risk-Based Capital	7,718,266	13.32	4,636,651	8.0	5,795,814	10.0
Tier 1 Leverage Ratio	6,994,801	8.49	3,293,654	4.0	4,117,067	5.0

	December 31, 2025
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,441,440	11.20%	$2,588,039	4.5%	$3,738,279	6.5%
Tier 1 Risk-Based Capital	6,725,419	11.69	3,450,719	6.0	4,600,959	8.0
Total Risk-Based Capital	7,861,688	13.67	4,600,959	8.0	5,751,199	10.0
Tier 1 Leverage Ratio	6,725,419	8.33	3,230,039	4.0	4,037,549	5.0
Webster Bank
CET1 Risk-Based Capital	$7,007,352	12.19%	$2,586,346	4.5%	$3,735,833	6.5%
Tier 1 Risk-Based Capital	7,007,352	12.19	3,448,461	6.0	4,597,948	8.0
Total Risk-Based Capital	7,720,373	13.43	4,597,948	8.0	5,747,435	10.0
Tier 1 Leverage Ratio	7,007,352	8.69	3,226,561	4.0	4,033,202	5.0
Dividend Restrictions
The Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed net income for that year combined with undistributed net income for the preceding two years. The Bank paid the Company dividends of $300.0 million for the three months ended March 31, 2026, and $100.0 million for the three months ended March 31, 2025, for which no express approval from the OCC was required.

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

Note 11: Variable Interest Entities
The Company has an investment interest in the following entities that each meet the definition of a VIE. Information regarding the consolidation of VIEs can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Consolidated
Rabbi Trusts. The Company had established a Rabbi Trust to meet its obligations due under the Webster Bank Deferred Compensation Plan for Directors and Officers. The funding of this Rabbi Trust and the discontinuation of the Webster Bank Deferred Compensation Plan for Directors and Officers occurred during 2012. In 2025, the Company amended the Rabbi Trust that had been established for the Webster Bank Deferred Compensation Plan for Directors and Officers to also cover the funding of its obligations due under the Webster Bank Deferred Director Fee Plan. Further, in connection with the merger with Sterling Bancorp in 2022, the Company acquired assets held in separate Rabbi Trusts that had respectively established to fund obligations due under the Greater New York Savings Bank Directors’ Retirement Plan and the Sterling National Bank Nonqualified Deferred Compensation Plan (renamed as the Webster Bank Nonqualified Deferred Compensation Plan).
The Company is considered the primary beneficiary of these Rabbi Trusts as it has the power to direct the activities that most significantly impact their economic performance and it has the obligation to absorb losses and/or the right to receive benefits that could potentially be significant. The aggregate carrying value of the Company’s Rabbi Trust assets was $31.4 million at March 31, 2026, and $28.6 million at December 31, 2025, the majority of which are included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance sheets, with a portion also included in the Cash surrender value of life insurance policies. Investment earnings and changes in fair value, and changes in cash surrender value, are included in Other income and the Cash surrender value of life insurance policies, respectively, on the accompanying Condensed Consolidated Statements of Income. Additional information regarding the Rabbi Trusts’ investments reported at fair value can be found within Note 14: Fair Value Measurements.
Non-Consolidated
Low-Income Housing Tax Credit Investments. The Company makes non-marketable equity investments in entities that sponsor affordable housing and other community development projects that qualify for the LIHTC Program pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to not only assist the Bank in meeting its responsibilities under the CRA, but also to provide a return, primarily through the realization of tax benefits. While the Company’s investment in an entity may exceed 50% of its outstanding equity interests, the entity is not consolidated as the Company is not the primary beneficiary. The Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The Company applies the proportional amortization method to subsequently measure its investments in qualified affordable housing projects.
The following table summarizes the Company’s LIHTC investments and related unfunded commitments:

(In thousands)	March 31, 2026	December 31, 2025
Gross investment in LIHTC investments	$1,633,042	$1,605,955
Accumulated amortization	(375,728)	(337,375)
Net investment in LIHTC investments	$1,257,314	$1,268,580

Unfunded commitments for LIHTC investments	$590,942	$634,092
The Company approved commitments to fund LIHTC investments of $27.1 million during the three months ended March 31, 2026, and $70.8 million during the three months ended March 31, 2025.
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

The following table summarizes the amount of income tax credits, other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, which are recognized as a component of income tax expense on the accompanying Condensed Consolidated Statements of Income:

	Three months ended March 31,
(In thousands)	2026	2025
Income tax credits and other income tax benefits from LIHTC investments	$(49,701)	$(41,706)
Investment amortization from LIHTC investments	38,353	32,061
Income tax credits and other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, are included as a component of operating activities on the accompanying Condensed Consolidated Statements of Cash Flows.
Webster Statutory Trust I. The Company owns all the outstanding common stock of Webster Statutory Trust I, a financial vehicle that has issued, and in the future may issue, trust preferred securities. The Company is not the primary beneficiary of Webster Statutory Trust I. The only assets of Webster Statutory Trust I are junior subordinated debentures that are issued by the Company, which were acquired using the proceeds from the issuance of trust preferred securities and common stock. The junior subordinated debentures are included in Long-term debt on the accompanying Condensed Consolidated Balance Sheets, and the related interest expense is included in Long-term debt on the accompanying Condensed Consolidated Statements of Income. Additional information regarding these junior subordinated debentures can be found within Note 10: Borrowings in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Multi-family Securitization Trusts. In 2024, the Company completed a multi-family securitization. The Company has determined that it is not the primary beneficiary of the multi-family securitization trusts since it does not have the power to direct the activities that would have the most significant impact on their economic performance. The Company’s maximum exposure related to the multi-family securitization trusts is $36.4 million, which represents its obligation to Freddie Mac to guarantee losses up to 12% of the aggregate UPB of the loans at the time of sale. The obligation is secured in full by an irrevocable letter of credit issued by the FHLB. Additional information regarding this multi-family securitization can be found within Note 2: Business Developments in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
The carrying value of the Company’s investment in MW Advisor, LLC and Marathon Direct Lending SLP, LLC, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, was not significant at March 31, 2026, and at December 31, 2025, and its maximum exposure to loss is equal to the carrying value plus contractual obligations to provide capital contributions in the future, if any, which also is not significant.
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a VIE, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company’s other non-marketable investments was $278.6 million at March 31, 2026, and $271.1 million at December 31, 2025, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $404.8 million and $401.2 million, respectively. Additional information regarding other non-marketable investments can be found within Note 14: Fair Value Measurements.

Note 12: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
(In thousands, except per share data)	2026	2025
Net income	$246,231	$226,917
Less: Preferred stock dividends	4,163	4,163
Income allocated to participating securities	2,794	2,387
Net income applicable to common stockholders	$239,274	$220,367

Weighted-average common shares outstanding - basic	159,534	169,182
Add: Effect of dilutive stock options and restricted stock	316	362
Weighted-average common shares - diluted	159,850	169,544

Earnings per common share - basic	$1.50	$1.30
Earnings per common share - diluted	1.50	1.30
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
Potential common shares from performance-based restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive under the treasury stock method were zero for the three months ended March 31, 2026, and 46,900 for the three months ended March 31, 2025. Additional information regarding the issuance of stock awards under the Company’s stock incentive plan can be found within Note 19: Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
Derivatives Not Designated in Hedge Relationships. The Company also enters into derivative transactions that are not designated in hedge relationships. The Company has a back-to-back swap program, whereby it enters into an interest rate swap with a qualified customer and simultaneously enters into an equal and opposite interest rate swap with a swap counterparty, to hedge interest rate risk. Derivative assets and derivative liabilities with the same counterparty are presented on a net basis when master netting agreements are in place.
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	March 31, 2026
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated in hedge relationships:
Interest rate derivatives (1)	$2,750,000	$3,145	$2,750,000	$1,414
Not designated in hedge relationships:
Interest rate derivatives (1)	10,022,504	199,980	9,977,467	199,718
Mortgage banking derivatives	811	10	—	—
Other (2)	300,604	442	1,069,582	537
Total not designated in hedge relationships	10,323,919	200,432	11,047,049	200,255
Gross derivative financial instruments, before netting	$13,073,919	203,577	$13,797,049	201,669
Less: Master netting agreements		39,145		39,145
Cash collateral pledged		120,487		6,040
Total derivative financial instruments, after netting		$43,945		$156,484

	December 31, 2025
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated in hedge relationships:
Interest rate derivatives (1)	$4,500,000	$6,258	$500,000	$403
Not designated in hedge relationships:
Interest rate derivatives (1)	9,989,160	223,685	9,989,160	222,794
Mortgage banking derivatives	4,032	67	—	—
Other (2)	412,075	191	1,014,621	517
Total not designated in hedge relationships	10,405,267	223,943	11,003,781	223,311
Gross derivative financial instruments, before netting	$14,905,267	230,201	$11,503,781	223,714
Less: Master netting agreements		65,063		65,063
Cash collateral pledged		84,056		12,053
Total derivative financial instruments, after netting		$81,082		$146,598
(1)The notional amounts of interest rate swaps that were centrally-cleared through clearing houses was $191.9 million at March 31, 2026, and $65.3 million at December 31, 2025, for asset derivatives, and $1.2 million at March 31, 2026, and $126.5 million at December 31, 2025, for liability derivatives. Interest rate swaps that are centrally-cleared through clearing houses are “settled-to-market” and considered a single unit of account. In accordance with their rule books, clearing houses record the variation margin transferred for settled-to-market derivatives as a legal settlement of the derivative contract (i.e., the variation margin legally settles the outstanding exposure, but does not result in any other change or reset of the contractual terms of the derivative). The fair values of the Company’s settled-to-market interest rate swaps are presented net on the accompanying Condensed Consolidated Balance Sheets and approximated zero at March 31, 2026, and at December 31, 2025.
(2)Other derivatives not designated in hedge relationships included foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. The notional amount of risk participation agreements was $255.0 million at March 31, 2026, and $370.1 million at December 31, 2025, for asset derivatives, and $1.0 billion at March 31, 2026, and $965.4 million at December 31, 2025, for liability derivatives, all of which had immaterial related fair values.

The following tables represent the offsetting of derivative financial instruments that are subject to master netting agreements:

	March 31, 2026
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$159,632	$39,145	$120,487	$—	$120,487	$—
Liability derivatives	45,917	39,145	6,772	—	6,040	732

	December 31, 2025
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$153,854	$65,063	$88,791	$—	$84,056	$4,735
Liability derivatives	77,167	65,063	12,104	—	12,053	51
Derivative Activity
The following table summarizes the income statement effect of derivatives designated in hedge relationships:

	Recognized in	Three months ended March 31,
(In thousands)	Net Interest Income	2026	2025
Cash flow hedges:
Interest rate derivatives (1)	Interest and fees on loans and leases	$336	$(3,255)
(1)Additional information regarding the amounts recognized in net income related to cash flow hedge activities can be found within
Note 9: Accumulated Other Comprehensive (Loss), Net of Tax.
The following table summarizes the income statement effect of derivatives not designated in hedge relationships:

	Recognized in	Three months ended March 31,
(In thousands)	Non-interest Income	2026	2025
Interest rate derivatives	Other income	$3,864	$(2,824)
Mortgage banking derivatives	Other income	(57)	(13)
Other	Other income	(885)	(987)
Total not designated in hedge relationships		$2,922	$(3,824)
Derivative Exposure. At March 31, 2026, the Company had $132.8 million of cash collateral received and $6.0 million of cash collateral posted included in Cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. In addition, at March 31, 2026, the Company had $3.4 million in initial margin posted at clearing houses, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. The current net credit exposure relating to customer derivatives was $43.9 million at March 31, 2026. The Company also monitors potential future exposure, which represents its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to customer derivatives was $122.3 million at March 31, 2026. The Company has incorporated a credit valuation adjustment to reflect non-performance risk in the fair value measurement of its derivative financial instruments, which totaled $4.4 million at March 31, 2026, and $4.2 million at December 31, 2025. Various factors impact the change in the credit valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which can affect the total expected exposure of the derivative financial instruments.
Additional information regarding the Company’s accounting policies for derivative financial instruments can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Available-for-Sale Securities. When unadjusted quoted prices are available in an active market, the Company classifies its available-for-sale securities within Level 1 of the fair value hierarchy. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the respective terms and conditions of debt instruments. Management maintains procedures to monitor the pricing service’s results and has a process in place to challenge their valuations and methodologies. Government agency debentures, Agency CMO, Agency MBS, Agency CMBS, Municipal bonds and notes, CMBS, Corporate debt, Private label MBS, and Other available-for-sale securities are classified within Level 2 of the fair value hierarchy.
Derivative Financial Instruments. The fair values presented for derivative financial instruments include any accrued interest. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and, accordingly, are classified within Level 1 of the fair value hierarchy. Except for mortgage banking derivatives, all other derivative financial instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is then validated against valuations performed by dealer counterparties. Credit valuation adjustments, which are included in the fair value of derivative financial instruments, utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. When credit valuation adjustments are significant to the overall fair value of a derivative financial instrument, the Company classifies that derivative financial instrument in Level 3 of the fair value hierarchy. Otherwise, derivative financial instruments are generally classified within Level 2 of the fair value hierarchy. The Company’s credit valuation adjustments were not considered significant to the overall fair value of its derivative financial instruments at March 31, 2026, and at December 31, 2025.
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

The following table compares the fair value to the UPB of residential mortgage loans originated for sale:

	March 31, 2026			December 31, 2025
(In thousands)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Originated loans held for sale	$1,734	$1,752	$(18)	$2,142	$2,068	$74
Rabbi Trust Investments. Investments held in the Company’s Rabbi Trusts that are reported at fair value consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. Accordingly, these investments are classified within Level 1 of the fair value hierarchy. The total cost basis of the investments held in the Company’s Rabbi Trusts that are reported at fair value was $11.3 million at March 31, 2026, and $11.2 million at December 31, 2025.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. The Company did not have any equity investments with a readily determinable fair value at March 31, 2026, and at December 31, 2025.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company’s alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. The Company’s alternative investments measured at NAV had a total carrying amount of $62.0 million at March 31, 2026, and $57.5 million at December 31, 2025, and a total remaining unfunded commitment of $53.1 million and $52.2 million, respectively.
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
The following tables summarize the significant inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities associated with the SecureSave acquisition (dollars in thousands):

	March 31, 2026
	Contractual Inputs			Unobservable Inputs
Measurement Date	Program Deposit Threshold	Earn-Out Rate	Aggregate Maximum Earn-Out	Projected Program Deposits	Discount Factor on Projected Program Deposits	Deposit Volatility	Payout Present Value Factor	Fair Value
December 31, 2026	$145,000	1.0%	$35,000	$64,037	0.94	14.0%	0.95	$—
December 31, 2027	402,500	1.5	35,000	406,931	0.83	14.0	0.91	1,163
December 31, 2028	681,000	5.0	35,000	1,034,752	0.71	14.0	0.86	6,027

	December 31, 2025
	Contractual Inputs			Unobservable Inputs
Measurement Date	Program Deposit Threshold	Earn-Out Rate	Aggregate Maximum Earn-Out	Projected Program Deposits	Discount Factor on Projected Program Deposits	Deposit Volatility	Payout Present Value Factor	Fair Value
December 31, 2026	$145,000	1.0%	$35,000	$146,700	0.92	14.0%	0.94	$417
December 31, 2027	402,500	1.5	35,000	485,405	0.79	14.0	0.90	2,998
December 31, 2028	681,000	5.0	35,000	1,034,752	0.68	14.0	0.86	5,005
The estimated fair value of the SecureSave contingent consideration liability is measured on a recurring basis and determined using a Monte Carlo simulation which utilizes contractual inputs and management’s evaluation of unobservable inputs such as projected program deposits, discount factor on projected program deposits, deposit volatility, and the payout present value factor. The unobservable inputs, which are the responsibility of management and were initially calculated with the assistance of a third-party valuation specialist, are not observable, and accordingly, are classified within Level 3 of the fair value hierarchy.

Contingent consideration liabilities are included in Accrued expenses and other liabilities on the accompanying Condensed Consolidated Balance Sheets. Any fair value adjustments to contingent consideration liabilities are included in Other income on the accompanying Condensed Consolidated Statements of Income.
The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$196,087	$—	$196,087
Agency CMO	—	23,563	—	23,563
Agency MBS	—	5,367,620	—	5,367,620
Agency CMBS	—	3,680,450	—	3,680,450
Municipal bonds and notes	—	107,209	—	107,209
CMBS	—	858,287	—	858,287
Corporate debt	—	301,361	—	301,361
Private label MBS	—	37,186	—	37,186
Other	—	9,500	—	9,500
Total available-for-sale securities	—	10,581,263	—	10,581,263
Gross derivative financial instruments, before netting (1)	424	203,153	—	203,577
Originated loans held for sale	—	1,734	—	1,734
Investments held in Rabbi Trusts	15,534	—	—	15,534
Alternative investments measured at NAV (2)	—	—	—	61,989
Total financial assets	$15,958	$10,786,150	$—	$10,864,097
Financial Liabilities:
Gross derivative financial instruments, before netting (1)	$435	$201,234	$—	$201,669
Contingent consideration	—	—	7,190	7,190
Total financial liabilities	$435	$201,234	$7,190	$208,859

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$197,650	$—	$197,650
Agency CMO	—	24,856	—	24,856
Agency MBS	—	5,057,273	—	5,057,273
Agency CMBS	—	3,526,010	—	3,526,010
Municipal bonds and notes	—	109,619	—	109,619
CMBS	—	718,412	—	718,412
Corporate debt	—	328,145	—	328,145
Private label MBS	—	38,052	—	38,052
Other	—	9,483	—	9,483
Total available-for-sale securities	—	10,009,500	—	10,009,500
Gross derivative financial instruments, before netting (1)	152	230,049	—	230,201
Originated loans held for sale	—	2,142	—	2,142
Investments held in Rabbi Trusts	15,415	—	—	15,415
Alternative investments measured at NAV (2)	—	—	—	57,549
Total financial assets	$15,567	$10,241,691	$—	$10,314,807
Financial Liabilities:
Gross derivative financial instruments, before netting (1)	$417	$223,297	$—	$223,714
Contingent consideration	—	—	8,420	8,420
Total financial liabilities	$417	$223,297	$8,420	$232,134
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
Alternative Investments. The measurement alternative has been elected for alternative investments without readily determinable fair values that do not qualify for the NAV practical expedient. The measurement alternative requires investments to be measured at cost less impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Accordingly, these alternative investments are classified within Level 2 of the fair value hierarchy.
The total carrying amount of the Company’s alternative investments for which the measurement alternative has been elected was $86.0 million at March 31, 2026, and $86.1 million at December 31, 2025, and of which, $1.4 million and $7.5 million respectively, were considered to be measured at fair value. There were $0.4 million in total write-ups due to observable price changes and $0.2 million write-downs due to impairment during the three months ended March 31, 2026. In addition, during the three months ended March 31, 2026, the Company sold $2.2 million of alternative investments for which the measurement alternative has been elected for proceeds of $3.7 million, which resulted in total gains on sale of $1.5 million.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans that were not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer and classification as held for sale, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs and, therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. Loans included on the Condensed Consolidated Balance Sheets that had been transferred to held for sale were $12.7 million at March 31, 2026, and at December 31, 2025.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. The total carrying amount of OREO and repossessed assets was $1.9 million at March 31, 2026, and $1.5 million at December 31, 2025. In addition, the amortized cost of consumer loans secured by residential real estate property that were in the process of foreclosure at March 31, 2026, was $8.0 million.
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
Held-to-Maturity Securities, net. When quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. These fair value measurements consider observable data, such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the respective terms and conditions of debt instruments. Management maintains procedures to monitor the pricing service’s results and has a process in place to challenge their valuations and methodologies. Held-to-maturity securities, which include Agency CMO, Agency MBS, Agency CMBS, Municipal bonds and notes, and CMBS, are classified within Level 2 of the fair value hierarchy.
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
Securities Sold Under Agreements to Repurchase. The fair value of securities sold under agreements to repurchase that mature within 90 days approximates their carrying value. The fair value of securities sold under agreements to repurchase that mature after 90 days is estimated using a discounted cash flow methodology based on current market rates and adjusted for associated credit risks, as appropriate. Securities sold under agreements to repurchase are classified within Level 2 of the fair value hierarchy.
Federal Home Loan Bank Advances and Long-Term Debt. The fair value of FHLB advances and long-term debt is estimated using a discounted cash flow methodology in which discount rates are matched with the time period of the expected cash flows and adjusted for associated credit risks, as appropriate. FHLB advances and long-term debt are each classified within Level 2 of the fair value hierarchy.
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy for selected financial instruments:

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$2,860,164	$2,860,164	$2,449,525	$2,449,525
Level 2
Held-to-maturity securities, net	7,838,979	6,962,140	7,969,575	7,168,583
Level 3
Loans and leases, net	56,515,108	55,689,339	55,877,699	54,892,526
Liabilities:
Level 2
Deposit liabilities	$62,399,876	$62,399,876	$60,189,495	$60,189,495
Time deposits	6,639,840	6,618,676	8,570,318	8,553,998
Securities sold under agreements to repurchase	69,756	69,749	596,738	596,872
FHLB advances	4,810,619	4,806,868	2,980,718	2,978,201
Long-term debt (1)	738,312	789,993	739,454	791,945
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
Consumer Banking delivers customized financial solutions to individuals, families, and small to mid-sized businesses through its experienced relationship managers and wealth advisors across 195 banking centers located throughout the Northeast. Consumer Banking offers a full suite of deposit, lending, treasury management, and wealth management solutions. Consumer Banking also provides a fully digital banking experience through its mobile banking app and BrioDirect.
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
In addition to the amounts required to reconcile non-GAAP profitability metrics (i.e., estimates for FTP, allocations of equity capital) to those reported in accordance with GAAP, revenues reported in the Corporate and Reconciling category also include income associated with certain Treasury activities, such as from sales of investments securities, extinguishments of borrowings, certain derivative transactions, and bank-owned life insurance policies, and immaterial revenues from contracts with customers attributable to interSYNC. Neither the Treasury function nor interSYNC operations meet the definition of an operating segment, and therefore, are not considered for determining reportable segments.
Total assets reported in the Corporate and Reconciling category consists primarily of cash and cash equivalents, investment securities, FHLB/FRB stock, and other assets. The ACL on loans and leases is also reported in Total assets in the Corporate and Reconciling category. A provision for credit losses is allocated from the Corporate and Reconciling category to Commercial Banking and Consumer Banking based on the expected loss content of their specific loan and lease portfolios over a 3-year period (non-GAAP). There is no provision for credit losses associated with Healthcare Financial Services since that segment does not originate nor acquire loans and leases. Business development expenses, which include acquisition-related expenses and other strategic initiatives and restructuring costs, are also generally included in the Corporate and Reconciling category.

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
Financial Information
The following table presents certain balance sheet financial information for the Company’s reportable segments:

	March 31, 2026
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill (1)	$1,960,363	$316,065	$622,035	$—	$2,898,463
Total assets	46,801,959	532,077	13,997,654	24,252,898	85,584,588

	December 31, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,960,363	$315,124	$622,035	$—	$2,897,522
Total assets	46,169,398	535,453	13,871,139	23,497,673	84,073,663
(1)The increase to goodwill at March 31, 2026, reflects the effects of the measurement-period adjustments recorded during the first quarter of 2026 related to the acquisition of SecureSave in December 2025. Additional information regarding the SecureSave acquisition can be found within Note 2: Business Developments.

The following tables present certain income statement information for the Company’s reportable segments:

	Three months ended March 31, 2026
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$326,977	$100,033	$208,323	$635,333
Non-interest income	32,169	34,222	23,189	89,580
Total segment revenues	359,146	134,255	231,512	724,913
Reconciliation of revenue:
Corporate and reconciling				10,953
Total consolidated revenues				735,866
Less:
Compensation and benefits	58,429	25,273	39,751
Occupancy (1)	—	—	14,201
Technology and equipment (1)	2,514	8,409	2,847
Marketing	—	—	1,355
Other segment items (2) (3)	57,378	28,070	68,113
Segment pre-tax, pre-provision net revenue	240,825	72,503	105,245	418,573
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(61,816)
Total consolidated pre-tax, pre-provision net revenue				356,757
Total consolidated provision for credit losses				54,000
Total consolidated income before income taxes				302,757
(1)Occupancy and Technology and equipment include, in aggregate, depreciation expense of $0.3 million for Commercial Banking, $1.6 million for Healthcare Financial Services, and $2.8 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $2.5 million for Commercial Banking, $3.9 million for Healthcare Financial Services, and $1.8 million for Consumer Banking.

	Three months ended March 31, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$319,123	$96,361	$202,064	$617,548
Non-interest income	28,958	29,390	26,204	84,552
Total segment revenues	348,081	125,751	228,268	702,100
Reconciliation of revenue:
Corporate and reconciling				2,698
Total consolidated revenues				704,798
Less:
Compensation and benefits	52,109	23,337	37,284
Occupancy (1)	—	—	14,348
Technology and equipment (1)	2,111	8,764	3,049
Marketing	—	—	1,982
Other segment items (2) (3)	52,362	23,619	65,993
Segment pre-tax, pre-provision net revenue	241,499	70,031	105,612	417,142
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(55,988)
Total consolidated pre-tax, pre-provision net revenue				361,154
Total consolidated provision for credit losses				77,500
Total consolidated income before income taxes				283,654
(1)Occupancy and Technology and equipment include, in aggregate, depreciation expense of an insignificant amount for Commercial Banking, $1.5 million for Healthcare Financial Services, and $2.5 million for Consumer Banking.
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

	Three months ended March 31, 2026
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$5,049	$20,936	$15,514	$16	$41,515
Loan and lease related fees (1)	2,101	—	—	—	2,101
Wealth and investment services	3,217	—	3,997	(5)	7,209
Other (2)	—	11,958	417	485	12,860
Revenue from contracts with customers	10,367	32,894	19,928	496	63,685
Other sources of non-interest income	21,802	1,328	3,261	11,387	37,778
Total non-interest income	$32,169	$34,222	$23,189	$11,883	$101,463

	Three months ended March 31, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,739	$19,069	$15,294	$(207)	$38,895
Loan and lease related fees (1)	2,225	—	—	—	2,225
Wealth and investment services	3,316	—	4,478	(5)	7,789
Other (2)	—	10,300	417	1,152	11,869
Revenue from contracts with customers	10,280	29,369	20,189	940	60,778
Other sources of non-interest income	18,678	21	6,015	7,114	31,828
Total non-interest income	$28,958	$29,390	$26,204	$8,054	$92,606
(1)A portion of Loan and lease related fees on the Condensed Consolidated Statements of Income is comprised of income generated from payroll financing activities that is within the scope of ASC Topic 606.
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
Other Income - Ametros. Other income for the Healthcare Financial Services segment primarily includes revenues recognized in connection with contracts with customers from the Ametros business. The nature of such revenue primarily pertains to income earned from arranging sales of in-network products and services, which is recognized at a point in time. Under the terms of these arrangements, the Company has determined that it acts in the capacity as an agent and, therefore, records revenue on a net basis. Other income related to Ametros also includes revenues earned from providing post-settlement medical management and compliance services, which are recognized over time.
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
In addition, a fixed, non-refundable fee that represents an advance payment for access to future services is initially deferred and subsequently amortized ratably over the estimated life expectancy of the member. During the three months ended March 31, 2026, and 2025, $0.6 million and $0.5 million, respectively, of such contract liabilities were recognized in Other income.
Deferred Costs to Obtain Contracts and Contract Liabilities
Contracts with customers generated deferred costs to obtain contracts and contract liabilities of $7.5 million, and $26.0 million, respectively, at March 31, 2026, and $6.6 million and $25.3 million, respectively, at December 31, 2025. These balances pertained to contracts with customers from the Ametros business.

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$12,944,570	$12,517,384
Standby letters of credit	628,491	636,811
Commercial letters of credit	39,887	22,421
Total credit-related financial instruments with off-balance sheet risk	$13,612,948	$13,176,616
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
Allowance for Credit Losses on Unfunded Loan Commitments
The following table summarizes the activity in the ACL on unfunded loan commitments, which is recorded under the CECL methodology and provides for the unused portion of commitments to lend that are not unconditionally cancellable by the Company:

	Three months ended March 31,
(In thousands)	2026	2025
Balance, beginning of period	$24,117	$22,593
(Benefit) for credit losses	(1,238)	(1,150)
Balance, end of period	$22,879	$21,443
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

Federal Deposit Insurance Corporation Special Assessment
In November 2023, the FDIC issued a final rule implementing a special assessment for certain banks, based on the amount of estimated uninsured deposits reported as of December 31, 2022, to recover losses to the DIF associated with protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. Additional information regarding this special assessment imposed by the FDIC, including any changes to the Company’s special assessment estimate recognized from 2023, through 2025, can be found within Note 22: Commitments and Contingencies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
During the three months ended March 31, 2026, the Company paid its eighth and final quarterly special assessment of $5.2 million and released the remaining $0.7 million of its related accrued liability. The Company will continue to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability. The FDIC plans to provide additional updates on future offsets or a one-time final shortfall special assessment collection, if any, through future invoices.

Note 18: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that there were no significant events identified requiring recognition or disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information regarding quantitative and qualitative disclosures about market risk can be found in Part I under the section captioned “Asset/Liability Management and Market Risk” contained in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 13: Derivative Financial Instruments in the Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements, which are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
January 1, 2026 - January 31, 2026	11,238	$63.81	—	$334,298,182
February 1, 2026 - February 28, 2026	—	—	—	334,298,182
March 1, 2026 - March 31, 2026	409,624	71.92	—	334,298,182
Total	420,862	71.71	—	334,298,182
(1)During the three months ended March 31, 2026, all of the shares purchased were acquired at market prices outside of the Company’s common stock repurchase program and related to employee stock-based compensation plan activity.
(2)The average price paid per share is calculated on a trade date basis and includes commissions and other transaction costs.
(3)The Company maintains a common stock repurchase program, which was approved by the Board of Directors on October 24, 2017, that permits management to repurchase shares of Webster common stock in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the SEC, subject to the availability and trading price of stock, general market conditions, alternative uses for capital, regulatory considerations, and the Company’s financial performance. On April 30, 2025, the Board of Directors increased the Company’s authority to repurchase shares of Webster common stock under the repurchase program by $700.0 million. In accordance with the Transaction Agreement, effective as of February 3, 2026, the Company paused repurchases under its common stock repurchase program through the completion of the Transaction. Additional information regarding the Transaction can be found in Part I under the section captioned “Proposed Transaction with Banco Santander” contained in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and within Note 2: Business Developments in the Notes to Condensed Consolidated Financial Statements contained in Item 1. Financial Statements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K, during the quarter ended March 31, 2026.

ITEM 6. EXHIBITS
A list of exhibits to this Form 10-Q is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
2.1 (1)	Transaction Agreement, dated as of February 3, 2026, by and among Webster Financial Corporation, Banco Santander, S.A., and Webster Virginia Corporation		8-K	2.1	2/6/2026

3	Certificate of Incorporation and Bylaws
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of April 28, 2023		8-K	3.1	4/28/2023
3.2.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Designations establishing the rights of Webster Financial Corporation’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.4	Certificate of Designations establishing the rights of Webster Financial Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.5	Certificate of Designations establishing the rights of Webster Financial Corporation’s Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.6	Certificate of Designations establishing the rights of Webster Financial Corporation’s Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.7	Certificate of Designations establishing the rights of Webster Financial Corporation’s 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.8	Certificate of Designations establishing the rights of Webster Financial Corporation’s 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.9	Certificate of Designations establishing the rights of Webster Financial Corporation’s 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.10	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.11	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
10.1	Amendment No. 1 to the Webster Financial Corporation Employee Stock Purchase Plan, as amended and restated effective April 1, 2019	X
10.2	Change in Control Agreement, dated as of January 6, 2026, by and between Webster Financial Corporation and Kristen Antonopoulos		8-K	10.1	1/9/2026
10.3	Non-Competition Agreement, dated as of January 6, 2026, by and between Webster Financial Corporation and Kristen Antonopoulos		8-K	10.2	1/9/2026

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X (2)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
(Registrant)

Date: April 30, 2026	By:	/s/ John R. Ciulla
John R. Ciulla
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Neal Holland
Neal Holland
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2026	By:	/s/ Kristen Antonopoulos
Kristen Antonopoulos
Chief Accounting Officer
(Principal Accounting Officer)