Form 10-Q
period 2026-06-30
WEBSTER FINANCIAL CORP
filed 2026-07-27
CIK 801337

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
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No
The number of shares of common stock, par value $0.01 per share, outstanding as of July 24, 2026, was 162,033,448.

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
Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and in many cases, are beyond the Company’s control. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Factors that could cause the Company’s actual results to differ from those discussed in any forward-looking statements include, but are not limited to:
•risks related to the proposed Transaction with Banco Santander including, among others, (1) the risk that the cost savings, synergies, and other benefits from the acquisition may not be fully realized or may take longer than anticipated to be realized, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Webster and Banco Santander operate; (2) the failure of the closing conditions in the Transaction Agreement by and among Webster, Banco Santander, and a wholly owned subsidiary of Webster providing for the Transaction to be satisfied, or any unexpected delay in closing the Transaction or the occurrence of any event, change, or other circumstances that could delay the Transaction or could give rise to the termination of the Transaction Agreement; (3) the outcome of any legal or regulatory proceedings or governmental inquiries or investigations that may be currently pending or later instituted against us, Banco Santander, or the combined company; (4) the possibility that the Transaction does not close when expected, or at all, because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis, or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed Transaction); (5) disruption to the parties’ businesses as a result of the announcement and pendency of the Transaction; (6) the costs associated with the anticipated length of time of the pendency of the Transaction, including the restrictions contained in the definitive Transaction Agreement on the ability of the Company to operate its business outside the ordinary course during the pendency of the Transaction; (7) risks related to management and oversight of the expanded business and operations of the combined company following the closing of the proposed Transaction; (8) the risk that the integration of our operations with Banco Santander’s will be materially delayed, or will be more costly or difficult than expected, or that the parties are otherwise unable to successfully integrate each party’s businesses into the other’s businesses; (9) the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (10) reputational risk and potential adverse reactions of Webster’s or Banco Santander’s customers, employees, vendors, contractors, or other business partners, including those resulting from the announcement or completion of the Transaction; (11) the dilution caused by Banco Santander’s issuance of additional Ordinary Shares and corresponding ADSs in connection with the Transaction; (12) the possibility that any announcements relating to the Transaction could have adverse effects on the market price of Webster’s common stock, Ordinary Shares, and corresponding ADSs; (13) a material adverse change in Webster’s condition or Banco Santander’s condition; (14) the extent to which our or Banco Santander’s businesses perform consistent with management’s expectations; (15) Webster’s and Banco Santander’s ability to take advantage of growth opportunities and implement targeted initiatives in the timeframe and on the terms currently expected; (16) the possibility that the combined company is subject to additional regulatory requirements as a result of the proposed Transaction of expansion of the combined company’s business operations following the proposed Transaction;
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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company is a bank holding company that has elected to be treated as a financial holding company under the BHC Act, incorporated under the laws of Delaware in 1986, and headquartered in Stamford, Connecticut. The Company had $85.9 billion in total consolidated assets at June 30, 2026.
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
The following discussion and analysis provides information that management believes is necessary to understand the Company’s consolidated financial condition, results of operations, and cash flows for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025. This information should be read in conjunction with the Condensed Consolidated Financial Statements, and the accompanying Notes thereto, contained in Part I - Item 1. Financial Statements of this report, and the Consolidated Financial Statements of this report, and the accompanying Notes thereto, contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. The Company’s consolidated financial condition, results of operations, and cash flows for the three and six months ended June 30, 2026, are not necessarily indicative of future results that may be attained for the entire year or other interim periods.
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
The Transaction Agreement contains customary representations and warranties, covenants, and closing conditions. The Transaction was approved by Webster’s stockholders on May 26, 2026, the Office of the Comptroller of the Currency on June 12, 2026, and the European Central Bank on July 21, 2026. The Transaction remains subject to customary closing conditions, including the approval of the Board of Governors of the Federal Reserve System. The Transaction is expected to close in the second half of 2026.
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
On July 1, 2026, CVC Capital Partners, a private markets investment firm, acquired 100% of Marathon Asset Management, which resulted in a change in control of Marathon Asset Management. Separately, Webster’s Transaction with Banco Santander will result in a change of control of Webster. Pursuant to the operating agreement for Webster’s joint venture with Marathon Asset Management, within 120 days after the consummation of a change in control, the non-affected member may elect to dissolve the joint venture, which would result in the wind-down of MW Advisor, LLC and Marathon Direct Lending SLP, LLC. As of the date of this Quarterly Report on Form 10-Q, Webster has not elected to dissolve the joint venture.

Results of Operations
The following table summarizes selected financial highlights and key performance indicators:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share and ratio data)	2026	2025	2026	2025
Income and performance ratios:
Net income	$256,789	$258,848	$503,020	$485,765
Net income applicable to common stockholders	249,442	251,695	488,721	472,079
Earnings per common share - diluted	1.56	1.52	3.05	2.81
Return on average assets (annualized)	1.19%	1.29%	1.17%	1.22%
Return on average tangible common stockholders’ equity (annualized) (non-GAAP)	16.67	17.96	16.42	16.95
Return on average common stockholders’ equity (annualized)	10.73	11.31	10.54	10.63
Non-interest income as a percentage of total revenue (1)	14.49	13.22	14.14	13.18
Asset quality:
ACL on loans and leases	$723,846	$722,046	$723,846	$722,046
Non-performing assets (1)	430,174	537,050	430,174	537,050
ACL on loans and leases / total loans and leases	1.25%	1.35%	1.25%	1.35%
Net charge-offs / average loans and leases (annualized)	0.30	0.27	0.29	0.35
Non-performing loans and leases / total loans and leases (2)	0.74	1.00	0.74	1.00
Non-performing assets / total loans and leases plus OREO and repossessed assets (2)	0.74	1.00	0.74	1.00
ACL on loans and leases / non-performing loans and leases (2)	168.72	135.08	168.72	135.08
Other ratios:
Tangible common equity (non-GAAP)	7.60%	7.46%	7.60%	7.46%
Tier 1 Risk-Based Capital	12.20	11.86	12.20	11.86
Total Risk-Based Capital	14.16	14.05	14.16	14.05
CET1 Risk-Based Capital	11.71	11.35	11.71	11.35
Stockholders’ equity / total assets	11.36	11.40	11.36	11.40
Net interest margin	3.26	3.44	3.31	3.46
Efficiency ratio (non-GAAP)	47.74	45.40	47.28	45.59
Equity and share related:
Common stockholders’ equity	$9,476,770	$9,053,638	$9,476,770	$9,053,638
Book value per common share	58.49	54.19	58.49	54.19
Tangible book value per common share (non-GAAP)	38.81	35.13	38.81	35.13
Common stock closing price	76.42	54.60	76.42	54.60
Dividends and equivalents declared per common share	0.40	0.40	0.80	0.80
Common shares outstanding	162,034	167,083	162,034	167,083
Weighted-average common shares outstanding - basic	159,989	165,884	159,763	167,524
Weighted-average common shares - diluted	160,183	166,131	160,017	167,853
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
The following tables reconcile non-GAAP financial measures to the most comparable financial measures defined by GAAP:

	June 30,
(Dollars and shares in thousands, except per share data)	2026	2025
Tangible book value per common share:
Stockholders’ equity	$9,760,749	$9,337,617
Less: Preferred stock	283,979	283,979
Goodwill and other intangible assets, net	3,188,976	3,184,039
Tangible common stockholders’ equity	$6,287,794	$5,869,599
Common shares outstanding	162,034	167,083
Tangible book value per common share	$38.81	$35.13
Book value per common share (GAAP)	$58.49	$54.19

Tangible common equity ratio:
Tangible common stockholders’ equity	$6,287,794	$5,869,599
Total assets	$85,948,639	$81,914,270
Less: Goodwill and other intangible assets, net	3,188,976	3,184,039
Tangible assets	$82,759,663	$78,730,231
Tangible common equity ratio	7.60%	7.46%
Common stockholders’ equity to total assets (GAAP)	11.03%	11.05%

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Return on average tangible common stockholders’ equity (annualized):
Net income	$256,789	$258,848	$503,020	$485,765
Less: Preferred stock dividends	4,162	4,162	8,325	8,325
Add: Intangible assets amortization, tax-effected	6,545	6,627	13,221	13,358
Adjusted net income	$259,172	$261,313	$507,916	$490,798
Adjusted net income (annualized)	$1,036,688	$1,045,252	$1,015,832	$981,596
Average stockholders’ equity	$9,698,316	$9,294,023	$9,668,443	$9,269,533
Less: Average preferred stock	283,979	283,979	283,979	283,979
Average goodwill and other intangible assets	3,194,100	3,188,946	3,199,022	3,193,509
Average tangible common stockholders’ equity	$6,220,237	$5,821,098	$6,185,442	$5,792,045
Return on average tangible common stockholders’ equity (annualized)	16.67%	17.96%	16.42%	16.95%
Return on average common stockholders’ equity (annualized) (GAAP)	10.73%	11.31%	10.54%	10.63%

Efficiency ratio:
Non-interest expense	$384,962	$345,714	$764,071	$689,358
Less: Foreclosed property activities	34	541	77	1,058
Intangible assets amortization	9,005	9,093	18,191	18,330
Operating lease depreciation	—	9	—	25
Transaction expenses	8,725	—	17,870	—
Strategic restructuring costs (1)	—	—	3,636	—
FDIC special assessment	—	—	(684)	—
Non-interest expense	$367,198	$336,071	$724,981	$669,945
Net interest income	$632,744	$621,182	$1,267,147	$1,233,374
Add: FTE adjustment	16,626	13,870	31,983	27,481
Non-interest income	107,247	94,657	208,710	187,263
Other income (2)	12,617	10,528	25,445	21,560
Less: Operating lease depreciation	—	9	—	25
Gain on sale of investment securities, net	—	—	—	220
Adjusted income	$769,234	$740,228	$1,533,285	$1,469,433
Efficiency ratio	47.74%	45.40%	47.28%	45.59%
Non-interest expense as a percentage of total revenue (GAAP)(3)	52.02%	48.29%	51.77%	48.52%
(1)Strategic restructuring costs reflect severance charges.
(2)Other income (non-GAAP) reflects a tax-equivalent adjustment on income generated from low-income housing tax credit investments.
(3)Total revenue reflects the sum of Net interest income and Non-interest income.

Net Interest Income Analysis
The following tables summarize daily average balances, interest, and average yield/rate by major category, and net interest margin on an FTE basis:

	Three months ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$57,557,975	$798,650	5.50%	$53,277,897	$786,808	5.85%
Investment securities:
Taxable	17,684,787	188,871	4.26	17,284,395	192,865	4.46
Non-taxable	1,136,890	9,311	3.28	941,237	7,166	3.05
Total investment securities	18,821,677	198,182	4.21	18,225,632	200,031	4.39
FHLB and FRB stock	429,937	5,283	4.93	346,514	4,243	4.91
Interest-bearing deposits (2)	3,024,245	27,885	3.65	2,096,578	23,368	4.41
Loans held for sale	12,939	2	0.07	58,024	7	0.04
Total interest-earning assets	79,846,773	$1,030,002	5.12%	74,004,645	$1,014,457	5.44%
Non-interest-earning assets	6,514,306			6,513,526
Total assets	$86,361,079			$80,518,171
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand	$9,962,207	$—	—%	$10,109,928	$—	—%
Interest-bearing checking	12,116,284	53,150	1.76	9,772,340	42,390	1.74
Health savings accounts	9,367,769	3,966	0.17	9,137,704	3,635	0.16
Money market	23,954,940	184,047	3.08	21,645,531	190,853	3.54
Savings	6,755,888	23,292	1.38	7,462,151	31,624	1.70
Certificates of deposit	6,015,621	46,584	3.11	6,061,399	51,873	3.43
Brokered certificates of deposit	1,624,580	15,830	3.91	1,774,379	19,363	4.38
Total deposits	69,797,289	326,869	1.88	65,963,432	339,738	2.07
Securities sold under agreements to repurchase	68,416	20	0.12	111,005	218	0.78
FHLB advances	4,683,241	45,400	3.84	2,650,111	29,825	4.45
Long-term debt	722,347	8,343	4.62	885,773	9,624	4.35
Total borrowings	5,474,004	53,763	3.89	3,646,889	39,667	4.31
Total deposits and interest-bearing liabilities	75,271,293	$380,632	2.02%	69,610,321	$379,405	2.18%
Non-interest-bearing liabilities	1,391,470			1,613,827
Total liabilities	76,662,763			71,224,148
Preferred stock	283,979			283,979
Common stockholders’ equity	9,414,337			9,010,044
Total stockholders’ equity	9,698,316			9,294,023
Total liabilities and stockholders’ equity	$86,361,079			$80,518,171
Net interest income (FTE)		$649,370			$635,052
Less: FTE adjustment (3)		(16,626)			(13,870)
Net interest income		$632,744			$621,182
Net interest margin (FTE)			3.26%			3.44%

	Six months ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets:
Interest-earning assets:
Loans and leases (1)	$57,333,281	$1,587,986	5.52%	$52,925,112	$1,553,196	5.85%
Investment securities:
Taxable	17,626,471	376,111	4.27	17,213,440	382,320	4.44
Non-taxable	1,098,361	17,802	3.24	956,662	14,520	3.04
Total investment securities	18,724,832	393,913	4.21	18,170,102	396,840	4.37
FHLB and FRB stock	405,759	9,781	4.86	335,310	8,197	4.93
Interest-bearing deposits (2)	2,617,680	47,938	3.64	1,958,803	43,300	4.40
Loans held for sale	13,516	20	0.29	43,459	22	0.10
Total interest-earning assets	79,095,068	$2,039,638	5.14%	73,432,786	$2,001,555	5.43%
Non-interest-earning assets	6,637,320			6,463,140
Total assets	$85,732,388			$79,895,926
Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand	$10,040,885	$—	—%	$10,196,846	$—	—%
Interest-bearing checking	11,704,534	98,419	1.70	9,741,252	83,289	1.72
Health savings accounts	9,464,500	7,912	0.17	9,222,141	7,195	0.16
Money market	23,961,705	365,106	3.07	21,381,682	373,960	3.53
Savings	6,801,579	47,011	1.39	7,284,366	59,767	1.65
Certificates of deposit	5,954,319	91,552	3.10	6,054,336	106,815	3.56
Brokered certificate of deposit	1,729,917	33,493	3.90	1,589,392	35,095	4.45
Total deposits	69,657,439	643,493	1.86	65,470,015	666,121	2.05
Securities sold under agreements to repurchase	123,794	1,082	1.74	177,413	1,894	2.12
FHLB advances	4,112,747	79,260	3.83	2,382,692	53,414	4.46
Long-term debt	722,249	16,673	4.62	886,003	19,271	4.35
Total borrowings	4,958,790	97,015	3.89	3,446,108	74,579	4.31
Total deposits and interest-bearing liabilities	74,616,229	$740,508	2.00%	68,916,123	$740,700	2.16%
Non-interest-bearing liabilities	1,447,716			1,710,270
Total liabilities	76,063,945			70,626,393
Preferred stock	283,979			283,979
Common stockholders’ equity	9,384,464			8,985,554
Total stockholders’ equity	9,668,443			9,269,533
Total liabilities and stockholders’ equity	$85,732,388			$79,895,926
Net interest income (FTE)		$1,299,130			$1,260,855
Less: FTE adjustment (3)		(31,983)			(27,481)
Net interest income		$1,267,147			$1,233,374
Net interest margin (FTE)			3.31%			3.46%
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

The following table summarizes the change in net interest income attributable to changes in rate and volume, and reflects net interest income on an FTE basis:

	Three months ended June 30,			Six months ended June 30,
	2026 vs. 2025 Increase (decrease) due to			2026 vs. 2025 Increase (decrease) due to
(In thousands)	Rate (1)	Volume	Total	Rate (1)	Volume	Total
Change in interest on interest-earning assets:
Loans and leases	$(55,918)	$67,760	$11,842	$(101,504)	$136,294	$34,790
Investment securities	(9,787)	7,938	(1,849)	(17,686)	14,759	(2,927)
FHLB and FRB stock	18	1,022	1,040	(138)	1,722	1,584
Interest-bearing deposits	(5,822)	10,339	4,517	(9,926)	14,564	4,638
Loans held for sale	1	(6)	(5)	13	(15)	(2)
Total interest income	$(71,508)	$87,053	$15,545	$(129,241)	$167,324	$38,083
Change in interest on interest-bearing liabilities:
Interest-bearing checking	$591	$10,169	$10,760	$(1,658)	$16,788	$15,130
Health savings accounts	239	92	331	528	189	717
Money market	(27,168)	20,362	(6,806)	(53,978)	45,124	(8,854)
Savings	(5,339)	(2,993)	(8,332)	(8,795)	(3,961)	(12,756)
Certificates of deposit	(4,897)	(392)	(5,289)	(13,498)	(1,765)	(15,263)
Brokered certificates of deposit	(1,898)	(1,635)	(3,533)	(4,705)	3,103	(1,602)
Securities sold under agreements to repurchase	(114)	(84)	(198)	(239)	(573)	(812)
FHLB advances	(7,306)	22,881	15,575	(12,938)	38,784	25,846
Long-term debt	494	(1,775)	(1,281)	964	(3,562)	(2,598)
Total interest expense	$(45,398)	$46,625	$1,227	$(94,319)	$94,127	$(192)
Net change in net interest income	$(26,110)	$40,428	$14,318	$(34,922)	$73,197	$38,275
(1)The change attributable to mix, a combined impact of rate and volume, and other is included with the change due to rate.
Comparison to Prior Year Quarter
Net interest income increased $11.5 million, or 1.9%, from $621.2 million for the three months ended June 30, 2025, to $632.7 million for the three months ended June 30, 2026, reflecting increases of $5.8 billion, or 7.9%, in average total interest-earning assets and $5.7 billion, or 8.1%, in average total deposits and interest-bearing liabilities. On an FTE basis, net interest income increased $14.3 million, or 2.3%. Net interest margin decreased 18 basis points from 3.44% for the three months ended June 30, 2025, to 3.26% for the three months ended June 30, 2026. As compared to the three months ended June 30, 2025, the average yield on average total interest-earning assets decreased 32 basis points and the average rate on average total deposits and interest-bearing liabilities decreased 16 basis points, both primarily due to the lower interest rate environment during the three months ended June 30, 2026, and the change in balance sheet composition.
The change in average total interest-earnings assets was primarily attributed to the following items:
•Average loans and leases increased $4.3 billion, or 8.0%, primarily due to increases in commercial non-mortgage, commercial real estate, and multi-family mortgages.
•Average total investment securities increased $0.6 billion, or 3.3%, reflecting an increase of $1.1 billion in available-for-sale securities, partially offset by a decrease of $0.5 billion in held-to-maturity securities, primarily due to the timing and volume of purchases and paydown activities.
•Average interest-bearing deposits held at the FRB of New York increased $0.9 billion, or 44.2%, primarily due to management’s decision to hold higher levels of on-balance sheet liquidity.
The change in average total deposits and interest-bearing liabilities was primarily attributed to the following items:
•Average total deposits increased $3.8 billion, or 5.8%, primarily due to increases in interest-bearing checking and money market, partially offset by a decrease in savings.
•Average FHLB advances increased $2.0 billion, or 76.7%, primarily due to a change in the short-term funding mix.
•Average long-term debt decreased $0.2 billion, or 18.5%, primarily due to the repayment of $499.0 million, in aggregate, of subordinated notes during the fourth quarter of 2025, partially offset by the issuance of $350.0 million of subordinated notes during the third quarter of 2025.

Comparison to Prior Year to Date
Net interest income remained relatively flat at approximately $1.2 billion for the six months ended June 30, 2026 and 2025, experiencing increases of $5.7 billion in both average total interest-earning assets and average total deposits and interest-bearing liabilities. On an FTE basis, net interest income remained relatively flat at approximately $1.3 billion. Net interest margin decreased 15 basis points from 3.46% for the six months ended June 30, 2025, to 3.31% for the six months ended June 30, 2026. As compared to the six months ended June 30, 2025, the average yield on average total interest-earning assets decreased 29 basis points and the average rate on average total deposits and interest-bearing liabilities decreased 16 basis points, both primarily due to the lower interest rate environment during the six months ended June 30, 2026, and the change in balance sheet composition.
The change in average interest-earnings assets was primarily attributed to the following items:
•Average loans and leases increased $4.4 billion, or 8.3%, primarily due to increases in commercial non-mortgage, commercial real estate, multi-family mortgages, and residential mortgages.
•Average total investment securities increased $0.6 billion, or 3.1%, reflecting an increase of $1.0 billion in available-for-sale securities, partially offset by a decrease of $0.5 billion in held-to-maturity securities, primarily due to the timing and volume of purchases and paydown activities.
•Average interest-bearing deposits held at the FRB of New York increased $0.7 billion, or 33.6%, primarily due to management’s decision to hold higher levels of on-balance sheet liquidity.
The change in average total deposits and interest-bearing liabilities was primarily attributed to the following items:
•Average total deposits increased $4.2 billion, or 6.4%, primarily due to increases in money market and interest-bearing checking, partially offset by a decrease in savings.
•Average FHLB advances increased $1.7 billion, or 72.6%, primarily due to a change in short-term funding mix.
•Average long-term debt decreased $0.2 billion, or 18.5%, primarily due to the repayment of $499.0 million, in aggregate, of subordinated notes during the fourth quarter of 2025, partially offset by the issuance of $350.0 million of subordinated notes during the third quarter of 2025.
Provision for Credit Losses
Comparison to Prior Year Quarter
The provision for credit losses decreased $15.0 million, or 32.3%, from $46.5 million for the three months ended June 30, 2025, to $31.5 million for three months ended June 30, 2026, primarily due to favorable risk rating migration trends and a decrease in individually assessed reserves, partially offset by higher charge-offs and loan growth.
Comparison to Prior Year to Date
The provision for credit losses decreased $38.5 million, or 31.0%, from $124.0 million for the six months ended June 30, 2025, to $85.5 million for the six months ended June 30, 2026, primarily due to favorable risk rating migration trends and lower charge-offs, partially offset by loan growth.

Non-Interest Income

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Deposit service fees	$42,256	$40,934	$83,771	$79,829
Loan and lease related fees	20,570	17,657	35,984	35,278
Wealth and investment services	7,526	7,779	14,735	15,568
Cash surrender value of life insurance policies	11,249	9,172	19,893	17,164
Gain on sale of investment securities, net	—	—	—	220
Other income	25,646	19,115	54,327	39,204
Total non-interest income	$107,247	$94,657	$208,710	$187,263
Comparison to Prior Year Quarter
Total non-interest income increased $12.5 million, or 13.3%, from $94.7 million for the three months ended June 30, 2025, to $107.2 million for the three months ended June 30, 2026, primarily due to an increase in Other income, which contributed to $6.5 million, or 51.9%, of the change. The increase in Other income was primarily due to increased income from bank owned life insurance events, the change in the credit valuation adjustment, and the acquisition of SecureSave, partially offset by lower direct investment gains. The remainder of the net increase in total non-interest income was attributed to higher loan syndication fees and immaterial changes across the other financial statement line items.
Comparison to Prior Year to Date
Total non-interest income increased $21.4 million, or 11.5%, from $187.3 million for the six months ended June 30, 2025, to $208.7 million for the six months ended June 30, 2026, also primarily due to an increase in Other income, which contributed to $15.1 million, or 70.5%%, of the change. The increase in Other income was primarily due to an increase in client hedging activities, the change in the credit valuation adjustment, increased income from bank owned life insurance events, increased revenues from Ametros, and the acquisition of SecureSave, partially offset by lower direct investment gains. The remainder of the net increase in total non-interest income was attributed to immaterial changes across the other financial statement line items.

Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Compensation and benefits	$224,314	$199,930	$447,220	$398,575
Occupancy	19,749	19,337	39,235	39,054
Technology and equipment	50,504	45,932	100,135	93,651
Intangible assets amortization	9,005	9,093	18,191	18,330
Marketing	5,203	5,171	9,902	9,198
Professional and outside services	21,146	18,394	43,688	35,620
Deposit insurance	18,185	15,061	34,485	31,406
Other expense	36,856	32,796	71,215	63,524
Total non-interest expense	$384,962	$345,714	$764,071	$689,358
Comparison to Prior Year Quarter
Total non-interest expense increased $39.3 million, or 11.4%, from $345.7 million for the three months ended June 30, 2025, to $385.0 million for the three months ended June 30, 2026. The following financial statement line items experienced changes greater than $3 million:
•Compensation and benefits increased $24.4 million, or 12.2%, primarily due to higher compensation and benefits costs and increased performance-based incentives.
•Technology and equipment increased $4.6 million, or 10.0%, primarily due to increased technology-related service contract maintenance costs.
•Professional and outside services included $7.6 million of Transaction expenses for the three months ended June 30, 2026. Excluding this amount, Professional and outside services decreased $4.9 million, or 26.6%, primarily due to a decrease in technology-related consulting fees.
•Deposit insurance increased $3.1 million, or 20.7%, primarily due to the increase in the Company’s deposit insurance assessment base.
•Other expense increased $4.1 million, or 12.4%, primarily due to increased service contract costs and Transaction expenses.
Comparison to Prior Year to Date
Total non-interest expense increased $74.7 million, or 10.8%, from $689.4 million for the six months ended June 30, 2025, to $764.1 million for the six months ended June 30, 2026. The following financial statement line items experienced changes greater than $5 million:
•Compensation and benefits increased $48.6 million, or 12.2%, primarily due to higher compensation and benefits costs and increased performance-based incentives.
•Technology and equipment increased $6.5 million, or 6.9%, primarily due to increased technology-related service contract maintenance costs.
•Professional and outside services included $16.2 million of Transaction expenses for the six months ended June 30, 2026. Excluding this amount, Professional and outside services decreased $8.1 million, or 22.8%, primarily due to a decrease in technology-related consulting fees.
•Other expense increased $7.7 million, or 12.1%, primarily due to increased service contract costs and loan workout expenses.

Income Taxes
Comparison to Prior Year Quarter
The Company recognized income tax expense of $66.7 million for the three months ended June 30, 2026, and $64.8 million for the three months ended June 30, 2025, reflecting effective tax rates of 20.6% and 20.0%, respectively. The increase in both income tax expense and the effective tax rate was primarily due to the recognition of lower net discrete tax benefits in the current period, as compared to a year ago.
Comparison to Prior Year to Date
The Company recognized income tax expense of $123.3 million for the six months ended June 30, 2026 and $121.5 million for the six months ended June 30, 2025, reflecting effective tax rates of 19.7% and 20.0%, respectively. The increase in income tax expense was primarily due to a higher level of pre-tax income during the six months ended June 30, 2026, partially offset by the recognition of higher net discrete tax benefits in the current period, as compared to a year ago. The decrease in the effective tax rate was primarily due to the recognition of those higher discrete net tax benefits.
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
Commercial Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Net interest income	$324,871	$318,518	$651,848	$637,641
Non-interest income	34,416	30,628	66,585	59,586
Non-interest expense	116,043	108,372	234,364	214,954
Pre-tax, pre-provision net revenue	$243,244	$240,774	$484,069	$482,273
Comparison to Prior Year Quarter
Commercial Banking’s PPNR increased $2.5 million, or 1.0%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $6.4 million increase in net interest income was primarily due to higher average loan and deposit balances, partially offset by a lower net spread on loans and leases. The $3.8 million increase in non-interest income was primarily due to higher loan syndication fees and prepayment fees. The $7.7 million increase in non-interest expense was primarily due to higher compensation and benefits costs and increased investments in technology and operational process improvements.
Comparison to Prior Year to Date
Commercial Banking’s PPNR increased $1.8 million, or 0.4%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $14.2 million increase in net interest income was primarily due to higher average loan and deposit balances, partially offset by a lower net spread on loans and leases. The $7.0 million increase in non-interest income was primarily due to increased client hedging activity, direct investment gains, and higher loan syndication fees. The $19.4 million increase in non-interest expense was primarily due to higher compensation and benefits costs, increased investments in technology and operational process improvements, and higher loan workout expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	June 30, 2026	December 31, 2025
Loans and leases	$45,062,831	$43,762,010
Deposits	17,225,709	17,278,467
Assets under administration / management (off-balance sheet)	2,910,224	2,820,973
Loans and leases increased $1.3 billion, or 3.0%, at June 30, 2026, as compared to at December 31, 2025, primarily due to growth across Commercial Real Estate, Sponsor and Specialty Finance, and Verticals and Regional Banking, partially offset by net principal paydowns in Asset-Based Lending. Total portfolio originations were $6.2 billion for the six months ended June 30, 2026 and $5.4 billion for the six months ended June 30, 2025. The $0.8 billion increase was primarily due to increased Commercial Real Estate originations.
Deposits decreased $0.1 billion, or 0.3%, at June 30, 2026, as compared to at December 31, 2025, primarily due to seasonal outflows from public municipal deposit clients.
Assets under administration and assets under management, in aggregate, increased $0.1 billion, or 3.2%, at June 30, 2026, as compared to at December 31, 2025, primarily due to changes in market conditions and customer investment mix.

Healthcare Financial Services
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Net interest income	$100,869	$97,625	$200,902	$193,986
Non-interest income	31,242	28,687	65,464	58,077
Non-interest expense	60,871	55,453	122,623	111,173
Pre-tax, pre-provision net revenue	$71,240	$70,859	$143,743	$140,890
Comparison to Prior Year Quarter
Healthcare Financial Services’ PPNR increased $0.4 million, or 0.5%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $3.2 million increase in net interest income was primarily due to higher deposit balances, partially offset by lower deposit spreads. The $2.6 million increase in non-interest income was primarily due to increased revenues from Ametros, higher interchange fees, and the acquisition of SecureSave. The $5.4 million increase in non-interest expense was primarily due to the acquisition of SecureSave, as well as higher compensation and benefits costs, and other expenses.
Comparison to Prior Year to Date
Healthcare Financial Services’ PPNR increased $2.9 million, or 2.0%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. The $6.9 million increase in net interest income was primarily due to higher deposit balances, partially offset by lower deposit spreads. The $7.4 million increase in non-interest income was primarily due to increased revenues from Ametros, higher interchange fees, and the acquisition of SecureSave. The $11.5 million increase in non-interest expense was primarily due to the acquisition of SecureSave, as well as higher compensation and benefits costs, consulting fees, marketing expenses, and other expenses.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	June 30, 2026	December 31, 2025
Deposits	$10,649,736	$10,417,888
Assets under administration, through linked investment accounts (off-balance sheet)	7,464,685	6,508,605
Deposits increased $231.8 million, or 2.2%, at June 30, 2026, as compared to at December 31, 2025, primarily due to additional HSA Bank and Ametros account holders.
Assets under administration, through linked investment accounts, increased $1.0 billion, or 14.7%, at June 30, 2026, as compared to at December 31, 2025, primarily due to the impact from additional HSA Bank account holders and changes in market conditions.

Consumer Banking
Operating Results:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Net interest income	$209,231	$212,672	$417,554	$414,736
Non-interest income	25,408	24,591	48,597	50,795
Non-interest expense	129,258	123,044	255,525	245,700
Pre-tax, pre-provision net revenue	$105,381	$114,219	$210,626	$219,831
Comparison to Prior Year Quarter
Consumer Banking’s PPNR decreased $8.8 million, or 7.7%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to a decrease in net interest income and an increase in non-interest expense, partially offset by a increase in non-interest income. The $3.4 million decrease in net interest income was primarily due to a lower interest rate spread on deposits and lower average deposit balances, partially offset by a higher interest rate spread on loans and higher average loan balances. The $0.8 million increase in non-interest income was primarily due to higher deposit and loan servicing fee income. The $6.2 million increase in non-interest expense was primarily due to higher compensation and benefits costs and operational support costs, partially offset by decreased investments in technology and lower equipment costs.
Comparison to Prior Year to Date
Consumer Banking’s PPNR decreased $9.2 million, or 4.2%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income. The $2.8 million increase in net interest income was primarily due to higher average loan balances and a higher interest rate spread on loans, partially offset by lower average deposit balances. The $2.2 million decrease in non-interest income was primarily due to lower investment services income and non-recurring gains from investment portfolio sales a year ago, partially offset by increased deposit service fee income. The $9.8 million increase in non-interest expense was primarily due to higher compensation and benefits costs and operational support costs, partially offset by decreased investments in technology and lower equipment costs.
Selected Balance Sheet and Off-Balance Sheet Information:

(In thousands)	June 30, 2026	December 31, 2025
Loans	$12,801,613	$12,827,465
Deposits	27,292,831	27,663,514
Assets under administration (off-balance sheet)	7,296,591	8,009,314
Loans remained relatively flat at approximately $12.8 billion at June 30, 2026, and at December 31, 2025, due to net principal paydowns in home equity loans/lines of credit, other consumer loans, and business banking commercial loans, offset by growth in residential mortgages. Total portfolio originations were $1.0 billion for the six months ended June 30, 2026, and $1.1 billion for the six months ended June 30, 2025. The $0.1 billion decrease was primarily due to lower residential mortgage originations, partially offset by higher business banking commercial loan originations.
Deposits decreased $0.4 billion, or 1.3%, at June 30, 2026, as compared to at December 31, 2025, primarily due to decreases in savings and money market, partially offset by increases in non-interest bearing demand, interest-bearing checking, and certificates of deposit.
Assets under administration decreased $0.7 billion, or 8.9%, at June 30, 2026, as compared to at December 31, 2025, primarily due to changes in market conditions.

Financial Condition
Total assets increased $1.9 billion, or 2.2%, from $84.1 billion at December 31, 2025, to $86.0 billion at June 30, 2026. The change in total assets was primarily attributed to the following items, which experienced changes greater than $100 million:
•Cash and cash equivalents increased $0.3 billion, primarily due to an increase in interest-bearing deposits held at the FRB of New York as a result of management’s decision to hold higher levels of on-balance sheet liquidity;
•Total investment securities, net increased $0.3 billion, reflecting an increase of $0.6 billion in the available-for-sale portfolio, partially offset by a decrease of $0.3 billion in the held-to-maturity portfolio. The net increase in total investment securities was primarily due to purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories;
•Loans and leases increased $1.3 billion, primarily reflecting net increases of $1.1 billion in commercial non-mortgage and $0.4 billion in multi-family, partially offset by a net decrease of $0.2 billion in asset-based. During the six months ended June 30, 2026, loan originations for portfolio were $7.2 billion.
Total liabilities increased $1.6 billion, or 2.2%, from $74.6 billion at December 31, 2025, to $76.2 billion at June 30, 2026. The change in total liabilities was primarily attributed to the following items, which experienced changes greater than $100 million:
•Total deposits increased $1.5 billion, reflecting a $1.6 billion increase in interest-bearing deposits, partially offset by a $0.1 billion decrease in non-interest-bearing deposits. The net increase in total deposits was primarily due to increases in interest-bearing checking and money market, partially offset by decreases in brokered certificates of deposit and savings;
•Securities sold under agreements to repurchase decreased $0.5 billion, primarily due to a change in short-term funding mix;
•FHLB advances increased $0.7 billion, also primarily due to a change in short-term funding mix;
Total stockholders’ equity increased $0.3 billion, or 2.8%, from $9.5 billion at December 31, 2025, to $9.8 billion at June 30, 2026. The change in total stockholders’ equity was primarily attributed to the following items, which experienced changes greater than $100 million:
•Retained earnings increased $0.4 billion, reflecting net income of $0.5 billion, partially offset by dividends paid to common and preferred stockholders, in aggregate, of $0.1 billion.

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
The ALCO manages the Company’s investment securities in accordance with regulatory guidelines and corporate policies, which include limitations on aspects such as concentrations in and types of investments, as well as minimum risk ratings per type of security. In addition, the OCC may further establish individual limits on certain types of investments at the Bank if the concentration in such security presents a safety and soundness concern. Although the Bank held the entirety of the Company’s investment securities portfolio at June 30, 2026, and at December 31, 2025, the Company may also directly hold investments.
The following table summarizes the carrying amount and percentage composition of the Company’s investment securities:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
Government agency debentures	$195,171	1.8%	$197,650	2.0%
Agency CMO	22,492	0.2	24,856	0.2
Agency MBS	5,312,381	50.2	5,057,273	50.5
Agency CMBS	3,742,196	35.3	3,526,010	35.2
Municipal bonds and notes	109,229	1.0	109,619	1.1
CMBS	880,553	8.3	718,412	7.2
Corporate debt	292,938	2.8	328,145	3.3
Private label MBS	35,939	0.3	38,052	0.4
Other	9,429	0.1	9,483	0.1
Total available-for-sale	$10,600,328	100.0%	$10,009,500	100.0%
Held-to-maturity:
Agency CMO	$15,063	0.2%	$16,791	0.2%
Agency MBS	2,569,979	33.4	2,767,869	34.7
Agency CMBS	4,253,522	55.3	4,295,308	53.9
Municipal bonds and notes (1)	794,654	10.3	824,734	10.4
CMBS	61,831	0.8	64,970	0.8
Total held-to-maturity	$7,695,049	100.0%	$7,969,672	100.0%
Total investment securities	$18,295,377		$17,979,172
(1)Excludes an ACL of $0.1 million at June 30, 2026, and at December 31, 2025.
Available-for-sale securities increased $0.6 billion, or 5.9%, from $10.0 billion at December 31, 2025, to $10.6 billion at June 30, 2026, primarily due to purchases exceeding paydown activities, particularly across the Agency MBS, Agency CMBS, and CMBS categories. The average FTE yield on the available-for-sale portfolio was 4.58% for the three and six months ended June 30, 2026, as compared to 4.72% and 4.70% for the three and six months ended June 30, 2025, respectively. The 14 basis points decrease for the three months ended June 30, 2026, and the 12 basis points decrease for the six months ended June 30, 2026, were primarily due to lower reinvestment rates and reduced discount accretion.
Gross unrealized losses on available-for-sale securities were $0.6 billion at June 30, 2026, and $0.5 billion at December 31, 2025. The $0.1 billion increase was primarily due to higher market interest rates and wider securities spreads. There was no ACL recorded on available-for-sale securities at June 30, 2026, and at December 31, 2025. Each of the Company’s available-for-sale securities in an unrealized loss position at June 30, 2026, is investment grade, current as to principal and interest, and has had price changes that are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences. Based on current market conditions and the Company’s targeted balance sheet composition strategy, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.
Held-to-maturity securities decreased $0.3 billion, or 3.4%, from $8.0 billion at December 31, 2025, to $7.7 billion at
June 30, 2026, primarily due to paydown activities across the Agency MBS, Agency CMBS, and Municipal bonds and notes categories. There were no purchases of held-to-maturity securities during the three and six months ended June 30, 2026. The average FTE yield on the held-to-maturity portfolio was 3.69% for the three and six months ended June 30, 2026, as compared to 3.99% and 3.98% for the three and six months ended June 30, 2025, respectively. The 30 basis points decrease for the three months ended June 30, 2026, and the 29 basis point decrease for the six months ended June 30, 2026, were primarily due to reduced discount accretion and continued paydowns.

Gross unrealized losses on held-to-maturity securities were $0.9 billion at June 30, 2026, and $0.8 billion at December 31, 2025. The $0.1 billion increase was primarily due to higher market interest rates and wider securities spreads. Held-to-maturity securities are evaluated for credit losses on a quarterly basis under the CECL methodology. The ACL on held-to-maturity securities was $0.1 million at June 30, 2026, and at December 31, 2025.
The following table summarizes the maturity distribution of investment securities by the earlier of either contractual maturity or call date, as applicable, along with their respective weighted-average yields:

	June 30, 2026
	1 Year or Less		1 - 5 Years		5 - 10 Years		After 10 Years		Total
(Dollars in thousands)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)	Amount	Weighted- Average Yield (1)
Available-for-sale:
Government agency debentures	$—	—%	$—	—%	$99,613	2.51%	$123,275	3.76%	$222,888	3.20%
Agency CMO	—	—	—	—	1,471	3.37	23,178	2.82	24,649	2.85
Agency MBS	7	1.38	981	1.31	3,575	3.76	5,426,961	4.71	5,431,524	4.71
Agency CMBS	—	—	133,732	4.53	699,206	4.42	3,303,269	4.26	4,136,207	4.30
Municipal bonds and notes	296	4.15	3,160	2.71	78,745	2.78	33,768	2.69	115,969	2.76
CMBS	—	—	—	—	—	—	879,080	5.24	879,080	5.24
Corporate debt	—	—	157,971	3.82	158,142	3.36	—	—	316,113	3.59
Private label MBS	—	—	—	—	—	—	39,619	4.01	39,619	4.01
Other	5,000	3.80	4,893	2.69	—	—	—	—	9,893	3.25
Total available-for-sale	$5,303	3.81%	$300,737	4.10%	$1,040,752	3.95%	$9,829,150	4.58%	$11,175,942	4.51%
Held-to-maturity:
Agency CMO	$—	—%	$—	—%	$—	—%	$15,063	2.75%	$15,063	2.75%
Agency MBS	—	—	1,497	2.56	60,055	2.89	2,508,427	3.39	2,569,979	3.38
Agency CMBS	—	—	92,986	2.66	—	—	4,160,536	3.74	4,253,522	3.71
Municipal bonds and notes	101,253	2.59	53,964	3.38	183,223	3.17	456,214	3.42	794,654	3.26
CMBS	—	—	—	—	—	—	61,831	2.39	61,831	2.39
Total held-to-maturity	$101,253	2.59%	$148,447	2.92%	$243,278	3.10%	$7,202,071	3.58%	$7,695,049	3.54%
Total investment securities (2)	$106,556	2.66%	$449,184	3.71%	$1,284,030	3.79%	$17,031,221	4.16%	$18,870,991	4.12%
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

Loans and Leases
The following table summarizes the amortized cost and percentage composition of the Company’s loans and leases:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%
Commercial non-mortgage	$21,497,447	37.1%	$20,405,237	36.0%
Asset-based	1,036,823	1.8	1,231,231	2.2
Commercial real estate	15,345,465	26.5	15,326,007	27.1
Multi-family	7,447,623	12.9	7,008,839	12.4
Equipment financing	1,204,691	2.1	1,258,882	2.2
Residential	9,600,445	16.6	9,599,577	17.0
Home equity	1,341,382	2.3	1,370,513	2.4
Other consumer	394,802	0.7	396,824	0.7
Total loans and leases (1)	$57,868,678	100.0%	$56,597,110	100.0%
(1)Excludes an ACL of $723.8 million at June 30, 2026, and $719.4 million at December 31, 2025.
The following table summarizes loans and leases by contractual maturity, along with the indication of whether interest rates are fixed or variable:

	June 30, 2026
(In thousands)	1 Year or Less	1 - 5 Years	5 - 15 Years	After 15 Years	Total
Fixed-rate:
Commercial non-mortgage	$188,450	$1,076,778	$2,984,342	$1,721,118	$5,970,688
Asset-based	37,352	374,159	—	—	411,511
Commercial real estate	753,146	2,075,337	565,976	81,389	3,475,848
Multi-family	798,301	3,539,771	527,949	146,636	5,012,657
Equipment financing	63,553	805,823	335,315	—	1,204,691
Residential	2,586	25,105	372,944	5,643,663	6,044,298
Home equity	2,366	22,953	139,103	202,583	367,005
Other consumer	16,615	297,540	49,844	30	364,029
Total fixed-rate loans and leases	$1,862,369	$8,217,466	$4,975,473	$7,795,419	$22,850,727
Variable-rate:
Commercial non-mortgage	$5,115,853	$8,158,014	$2,165,424	$87,468	$15,526,759
Asset-based	287,681	337,631	—	—	625,312
Commercial real estate	2,118,954	6,975,063	2,332,342	443,258	11,869,617
Multi-family	247,398	1,676,762	506,673	4,133	2,434,966
Residential	300	6,631	202,554	3,346,662	3,556,147
Home equity	3,176	4,931	74,452	891,818	974,377
Other consumer	6,833	21,613	—	2,327	30,773
Total variable-rate loans and leases	$7,780,195	$17,180,645	$5,281,445	$4,775,666	$35,017,951
Total loans and leases (1)	$9,642,564	$25,398,111	$10,256,918	$12,571,085	$57,868,678
(1)Amounts due exclude total accrued interest receivable of $286.2 million.
Allowance for Credit Losses on Loans and Leases
The following table summarizes the percentage allocation of the ACL across the loan and lease categories:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial non-mortgage	$299,758	41.4%	$280,934	39.1%
Asset-based	19,241	2.7	19,950	2.8
Commercial real estate	225,396	31.1	254,764	35.4
Multi-family	81,210	11.2	62,131	8.6
Equipment financing	10,724	1.5	13,598	1.9
Residential	37,795	5.2	37,769	5.2
Home equity	24,913	3.5	25,313	3.5
Other consumer	24,809	3.4	24,952	3.5
Total ACL on loans and leases	$723,846	100.0%	$719,411	100.0%
(1)The ACL allocated to a single loan and lease category does not preclude its availability to absorb losses in other categories.

Information regarding the Company’s ACL methodology can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes to the Company’s ACL methodology during the six months ended June 30, 2026.
Credit Policies and Procedures
Information regarding the Company’s credit policies and procedures can be found under the section captioned “Allowance for Credit Losses on Loans and Leases” contained in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes to the Company’s credit policies and procedures during the six months ended June 30, 2026.
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
The following table summarizes key asset quality ratios and their underlying components:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Non-performing loans and leases (1) (2)	$429,023	$500,684
Total loans and leases	57,868,678	56,597,110
Non-performing loans and leases as a percentage of total loans and leases	0.74%	0.88%

Non-performing loans and leases (1) (2)	$429,023	$500,684
Add: OREO and repossessed assets	1,151	1,472
Total non-performing assets (1)	$430,174	$502,156
Total loans and leases plus OREO and repossessed assets	$57,869,829	$56,598,582
Non-performing assets as a percentage of total loans and leases plus OREO and repossessed assets	0.74%	0.89%

Non-performing assets (1)	$430,174	$502,156
Total assets	85,948,639	84,073,663
Non-performing assets as a percentage of total assets	0.50%	0.60%

ACL on loans and leases	$723,846	$719,411
Non-performing loans and leases (1) (2)	429,023	500,684
ACL on loans and leases as a percentage of non-performing loans and leases	168.72%	143.69%

ACL on loans and leases	$723,846	$719,411
Total loans and leases	57,868,678	56,597,110
ACL on loans and leases as a percentage of total loans and leases	1.25%	1.27%

ACL on loans and leases	$723,846	$719,411
Net charge-offs (3)	167,828	179,203
Ratio of ACL on loans and leases to net charge-offs	4.31x	4.01x
(1)Non-performing asset balances and related asset quality ratios exclude the impact of net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs on loans and leases.
(2)The decrease from December 31, 2025, to June 30, 2026, was primarily due to commercial real estate and asset-based.
(3)Amount has been annualized for the June 30, 2026, period based on year-to-date net charge-offs.

The following tables summarize net charge-offs (recoveries) as a percentage of average loans and leases for each category:

	Three months ended June 30,
	2026			2025
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$12,334	$21,241,063	0.23%	$12,632	$18,489,292	0.27%
Asset-based	7,202	1,083,842	2.66	5,819	1,360,288	1.71
Commercial real estate	14,845	15,242,986	0.39	16,493	14,438,078	0.46
Multi-family	2,801	7,380,185	0.15	72	6,864,083	—
Equipment financing	2,659	1,223,713	0.87	1,526	1,214,142	0.50
Residential	(321)	9,617,402	(0.01)	(807)	9,228,988	(0.03)
Home equity	(463)	1,346,737	(0.14)	(503)	1,391,259	(0.14)
Other consumer	3,641	422,047	3.45	1,169	291,767	1.60
Total	$42,698	$57,557,975	0.30%	$36,401	$53,277,897	0.27%

	Six months ended June 30,
	2026			2025
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Balance	% (1)	Net Charge-offs (Recoveries)	Average Balance	% (1)
Commercial non-mortgage	$25,897	$20,974,189	0.25%	$40,015	$18,223,296	0.44%
Asset-based	14,483	1,127,341	2.57	15,587	1,384,597	2.25
Commercial real estate	29,913	15,331,420	0.39	33,724	14,438,104	0.47
Multi-family	4,157	7,266,053	0.11	247	6,881,952	0.01
Equipment financing	4,599	1,233,198	0.75	1,593	1,213,700	0.26
Residential	(560)	9,625,729	(0.01)	(840)	9,107,684	(0.02)
Home equity	(1,517)	1,352,484	(0.22)	(788)	1,400,813	(0.11)
Other consumer	6,942	422,867	3.28	1,820	274,966	1.32
Total	$83,914	$57,333,281	0.29%	$91,358	$52,925,112	0.35%
(1)Percentage represents annualized net charge-offs (recoveries) to average loans and leases within the comparable category.
Comparison to Prior Year Quarter
Net charge-offs increased $6.3 million, or 17.3%, to $42.7 million for the three months ended June 30, 2026, as compared to $36.4 million for the three months ended June 30, 2025, primarily due to increases in multi-family and other consumer, asset-based, and equipment financing, partially offset by a decrease in commercial real estate.
Comparison to Prior Year to Date
Net charge-offs decreased $7.5 million, or 8.1%, to $83.9 million for the six months ended June 30, 2026, as compared to $91.4 million for the six months ended June 30, 2025, primarily due to decreases in commercial non-mortgage and commercial real estate, partially offset by increases in other consumer, multi-family, and equipment financing.

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
There are certain restrictions on the Bank’s payment of dividends to the Company, which can be found within
Note 10: Regulatory Capital and Restrictions in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements of this report, and under the section captioned “Supervision and Regulation” in Part I - Item 1. Business of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the three and six months ended June 30, 2026, the Bank paid $150.0 million and $450.0 million, respectively, in dividends to the Company. At June 30, 2026, there was $400.8 million of retained earnings available for the payment of dividends by the Bank to the Company.
On April 29, 2026, it was announced that the Company’s Board of Directors had declared quarterly cash dividends of $0.40 per share on Webster common stock, $328.125 per share on the Series F Preferred Stock, and $16.25 per share on the Series G Preferred Stock. The Company continues to monitor economic forecasts, anticipated earnings, and its capital position in the determination of its dividend payments. In accordance with the Transaction Agreement, quarterly cash dividends on Webster common stock, the Series F Preferred Stock, and the Series G Preferred Stock may not exceed $0.40 per share, $328.125 per share, and $16.25 per share, respectively, without prior written consent from Banco Santander.
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
Periodically, the Company will acquire common stock outside of its repurchase program related to employee stock compensation plan activity. During the three and six months ended June 30, 2026, the Company repurchased 9,438 and 430,300 shares, respectively, at a weighted-average price of $70.56 and $71.68 per share, respectively, totaling $0.7 million and $30.8 million, respectively, for this purpose.
Bank Liquidity. The Bank’s primary source of funding is its core deposits. Including time deposits, the Bank had a loan to total deposit ratio of 82.3% at June 30, 2026, and at December 31, 2025.
The Bank is required by OCC regulations to maintain a sufficient level of liquidity to ensure safe and sound operations. The adequacy of liquidity, as assessed by the OCC, depends on factors such as overall asset and liability structure, market conditions, competition, and the nature of the institution’s deposit and loan customers. At June 30, 2026, the Bank exceeded all regulatory liquidity requirements. The Company has designed a detailed contingency plan in order to respond to any liquidity concerns in a prompt and comprehensive manner, including early detection of potential problems and corrective action to address liquidity stress scenarios.

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
The following table presents the minimum ratios required at June 30, 2026, and at December 31, 2025:

	Adequately Capitalized	Well Capitalized
CET1 Risk-Based Capital	4.5%	6.5%
Tier 1 Risk-Based Capital	6.0	8.0
Total Risk-Based Capital	8.0	10.0
Tier 1 Leverage Ratio	4.0	5.0
Both the Company and the Bank were classified as “well-capitalized” at June 30, 2026, and at December 31, 2025. Management believes that no events or changes have occurred subsequent to quarter-end and through the date of this Quarterly Report on Form 10-Q that would change this designation.
The Company’s and the Bank’s capital ratios, which exceeded the minimum regulatory requirements, were as follows:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Capital/Assets	Ratio	Capital/Assets	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,826,758	11.71%	$6,441,440	11.20%
Tier 1 Risk-Based Capital	7,110,737	12.20	6,725,419	11.69%
Total Risk-Based Capital	8,254,693	14.16	7,861,688	13.67%
Tier 1 Leverage Ratio	7,110,737	8.48	6,725,419	8.33%
Risk-weighted assets	58,290,138		57,511,986
Webster Bank
CET1 Risk-Based Capital	$7,134,807	12.23%	$7,007,352	12.19%
Tier 1 Risk-Based Capital	7,134,807	12.23	7,007,352	12.19%
Total Risk-Based Capital	7,855,305	13.47	7,720,373	13.43%
Tier 1 Leverage Ratio	7,134,807	8.51	7,007,352	8.69%
Risk-weighted assets	58,336,993		57,474,351
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
Total deposits were $70.3 billion at June 30, 2026, and $68.8 billion at December 31, 2025. The $1.5 billion net increase in total deposits was primarily due to increases in interest-bearing checking and money market, partially offset by decreases in brokered certificates of deposit and savings.
The following tables summarize daily average balances of deposits by type and the weighted-average rates paid thereon:

	Three months ended June 30,
	2026		2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$9,962,207	—%	$10,109,928	—%
Interest-bearing:
Checking	12,116,284	1.76	9,772,340	1.74
Health savings accounts	9,367,769	0.17	9,137,704	0.16
Money market	23,954,940	3.08	21,645,531	3.54
Savings	6,755,888	1.38	7,462,151	1.70
Certificates of deposit	6,015,621	3.11	6,061,399	3.43
Brokered certificates of deposit	1,624,580	3.91	1,774,379	4.38
Total interest-bearing	59,835,082	2.19	55,853,504	2.44
Total average deposits	$69,797,289	1.88%	$65,963,432	2.07%

	Six months ended June 30,
	2026		2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest-bearing:
Demand	$10,040,885	—%	$10,196,846	—%
Interest-bearing:
Checking	11,704,534	1.70	9,741,252	1.72
Health savings accounts	9,464,500	0.17	9,222,141	0.16
Money market	23,961,705	3.07	21,381,682	3.53
Savings	6,801,579	1.39	7,284,366	1.65
Certificates of deposit	5,954,319	3.10	6,054,336	3.56
Brokered certificates of deposit	1,729,917	3.90	1,589,392	4.45
Total interest-bearing	59,616,554	2.18	55,273,169	2.43
Total average deposits	$69,657,439	1.86%	$65,470,015	2.05%
Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit or similar state deposit insurance regimes, and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime. The Company calculates its uninsured deposit balances based on the methodologies and assumptions used for regulatory reporting requirements, which includes an estimated portion and affiliate deposits. Total uninsured deposits as per regulatory reporting requirements, and as reported on Schedule RC-O of the Bank’s Call Report, were $24.4 billion at June 30, 2026, and $23.8 billion, at December 31, 2025.

The following table summarizes the portion of U.S. time deposits in excess of the FDIC insurance limit and time deposits otherwise uninsured by contractual maturity:

(In thousands)	June 30, 2026
Portion of U.S. time deposits in excess of insurance limit	$651,990
Time deposits otherwise uninsured with a maturity of:
3 months or less	$408,500
Over 3 months through 6 months	80,720
Over 6 months through 12 months	162,583
Over 12 months	187
Additional information regarding period-end deposit balances and rates can be found within Note 6: Deposits in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.
Borrowings. The Bank’s primary borrowing sources include securities sold under agreements to repurchase, federal funds purchased, FHLB advances, and long-term debt. Total borrowings were $4.5 billion at June 30, 2026, and $4.3 billion at December 31, 2025, and represented 5.2% and 5.1% of total assets, respectively. The $0.2 billion increase was primarily due to an increase of $0.7 billion in FHLB advances, partially offset by a decrease of $0.5 billion in securities sold under agreements to repurchase.
Securities sold under agreements to repurchase are generally a form of short-term funding for the Bank in which it sells securities to counterparties with an agreement to buy them back in the future at a fixed price. Securities sold under agreements to repurchase totaled $0.1 billion at June 30, 2026, and $0.6 billion at December 31, 2025. The $0.5 billion decrease was primarily due to a change in short-term funding mix.
The Bank may also purchase term and overnight federal funds to meet its short-term liquidity needs. There were no federal funds purchased at June 30, 2026, and at December 31, 2025.
FHLB advances are not only utilized as a source of funding, but also for interest rate risk management purposes. FHLB advances totaled $3.7 billion at June 30, 2026, and $3.0 billion at December 31, 2025. The $0.7 billion increase was primarily due to a change in short-term funding mix.
Long-term debt consists of senior notes maturing in 2029, subordinated notes maturing in 2035, and junior subordinated notes maturing in 2033. Long-term debt totaled approximately $0.7 billion at June 30, 2026, and at December 31, 2025.
At June 30, 2026, the Bank had additional borrowing capacity of $13.0 billion from the FHLB of Boston and $10.0 billion from the FRB of New York. Unencumbered investment securities of $2.9 billion at June 30, 2026, could also have been used for collateral on borrowings or to increase borrowing capacity by either $1.6 billion with the FHLB of Boston or $2.0 billion with the FRB of New York.
The following table summarizes daily average balances of borrowings by type and the weighted-average rates paid thereon:

	Three months ended June 30,
	2026		2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$68,416	0.12%	$111,005	0.78%
FHLB advances	4,683,241	3.84	2,650,111	4.45
Long-term debt	722,347	4.62	885,773	4.35
Total average borrowings	$5,474,004	3.89%	$3,646,889	4.31%

	Six months ended June 30,
	2026		2025
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Securities sold under agreements to repurchase	$123,794	1.74%	$177,413	2.12%
FHLB advances	4,112,747	3.83	2,382,692	4.46
Long-term debt	722,249	4.62	886,003	4.35
Total average borrowings	$4,958,790	3.89%	$3,446,108	4.31%
Additional information regarding period-end borrowings balances and rates can be found within Note 7: Borrowings in the Notes to Condensed Consolidated Financial Statements contained in Part I - Item 1. Financial Statements.

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the FHLB System, which consists of 11 district FHLBs, each of which is subject to the supervision and regulation of the Federal Housing Finance Agency. An activity-based capital stock investment in a FHLB is required in order for the Bank to maintain its membership and access advances and other extensions of credit for sources of funds and liquidity purposes. The FHLB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the applicable FHLB. The Bank held FHLB of Boston capital stock of $156.1 million at June 30, 2026, and $125.2 million at December 31, 2025. The most recent FHLB quarterly cash dividend was paid on May 4, 2026, in an amount equal to an annual yield of 6.71%.
The Bank is also required to hold FRB stock equal to 6% of its capital and surplus, of which 50% is paid. The remaining 50% is subject to call when deemed necessary by the Federal Reserve. Similar to FHLB stock, the FRB capital stock investment is restricted as there is no market for it, and it can only be redeemed by the applicable FRB. The Bank held FRB of New York capital stock of $232.3 million at June 30, 2026, and $231.2 million at December 31, 2025. The most recent FRB semi-annual cash dividend was paid on June 30, 2026, in an amount equal to an annual yield of 4.54%.
Uses of Funds. The Company enters into various contractual obligations in the normal course of business that require future cash payments and that could impact its short-term and long-term liquidity and capital resource needs. The following table summarizes significant fixed and determinable contractual obligations at June 30, 2026. The actual timing and amounts of future cash payments may differ from the amounts presented. Based on the Company’s current liquidity position, it is expected that our sources of funds will be sufficient to fulfill these obligations when they come due.

	Payments Due by Period (1)
(In thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Senior notes	$—	$—	$—	$300,000	$—	$—	$300,000
Subordinated notes	—	—	—	—	—	350,000	350,000
Junior subordinated debt	—	—	—	—	—	77,320	77,320
FHLB advances	3,650,000	193	193	601	3,606	6,653	3,661,246
Securities sold under agreements to repurchase	73,395	—	—	—	—	—	73,395
Time deposits	6,786,557	1,502,434	25,584	16,317	21,404	9,953	8,362,249
Operating lease liabilities	16,390	37,485	35,786	31,483	24,941	80,699	226,784
Royalty liabilities	500	1,000	1,000	1,000	1,000	3,806	8,306
Total contractual obligations	$10,526,842	$1,541,112	$62,563	$349,401	$50,951	$528,431	$13,059,300
(1)Interest payments on borrowings and obligations arising from agreements to purchases goods or receive services have been excluded.
The Company enters into commitments to invest in venture capital and private equity funds and tax credit structures to assist the Bank in meeting its responsibilities under the CRA. The total unfunded commitment for these alternative investments was $686.2 million at June 30, 2026. However, the timing of capital calls cannot be reasonably estimated, and depending on the nature of the contract, the entirety of the capital committed by the Company may not be called.
Pension obligations are funded by the Company, as needed, to provide for participant benefit payments as it relates to the Company’s frozen, non-contributory, qualified defined benefit pension plan. Decisions to contribute to the defined benefit pension plan are made based upon pension funding requirements under the Pension Protection Act, the maximum amount deductible under the Internal Revenue Code, the actual performance of plan assets, and trends in the regulatory environment. The Company is not required to contribute to the defined benefit pension plan in 2026, nor does it anticipate that it will be required to contribute in 2027. The Company’s non-qualified supplemental executive retirement plans and other post-employment benefit plans are unfunded.
In connection with the completion of a multi-family securitization in 2024, the Company assumed an obligation to reimburse Freddie Mac, or guarantee, losses incurred by the multi-family securitization trusts of up to 12% of the aggregate UPB of the loans at the time of sale. Essentially, this obligation represents a first credit loss enhancement provided by the Company. Based on the credit quality of the multi-family loans, among other factors, the Company estimated the amount of its reimbursement obligation to be $3.3 million at June 30, 2026. The Company has not yet been required to make any guarantee payments to Freddie Mac. However, in the event that the value of the assets in the multi-family securitization trusts significantly declined, the Company’s maximum exposure to loss could be $36.4 million.
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

In connection with the formation of the joint venture with Marathon Asset Management, the Company and Marathon Asset Management agreed to collectively make a capital contribution to a certain investment fund formed in connection with the joint venture (the “Fund”) for an amount equal to the lesser of $20 million or 2% of total capital commitments from limited partners to the Fund. At its discretion, the Company may contribute amounts exceeding this commitment, up to BHC Act limitations (less than 25% of the Fund’s total equity interests and less than 5% of its voting equity interests). Although the Company is currently prepared to make its capital contribution to the Fund, the change in control of Marathon Asset Management and the the anticipated change in control of the Company create uncertainty as to whether and when any such contribution will occur.
At June 30, 2026, the Company’s Condensed Consolidated Balance Sheet reflects a liability for uncertain tax positions of $10.7 million and a liability for accrued interest and penalties of $6.2 million. The ultimate timing and amount of any related future cash settlements cannot be predicted with reasonable certainty.
In the normal course of business, the Company offers financial instruments with off-balance sheet risk to meet the financing needs of its customers. These transactions include commitments to extend credit and commercial and standby letters of credit, which involve, to a varying degree, elements of credit risk. Since many of these commitments are expected to expire unused or be only partially funded, the total commitment amount of $13.3 billion at June 30, 2026, does not necessarily reflect future cash payments.
In 2023, the FDIC issued a final rule implementing a special assessment for certain banks to recover losses to the DIF associated with protecting uninsured depositors of Silicon Valley Bank and Signature Bank upon their failure in March 2023. The Company paid its eighth and final quarterly special assessment during the first quarter of 2026, and its remaining accrual for its estimated special assessment liability was zero as of March 31, 2026. The Company will continue to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability. In December 2025, the FDIC issued an interim final rule outlining a process for a potential offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if the special assessment amount collected ultimately exceeds losses to the DIF. The FDIC plans to provide additional updates on future offsets or a one-time final shortfall special assessment collection, if any, through future invoices.
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
Information regarding the key model assumptions and methods used to calculate the Company’s earnings at risk and equity at risk, along with other information regarding the Company’s overall asset/liability management process, can be found under the section captioned “Asset/Liability Management and Market Risk” contained in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no changes to management’s asset/liability management process during the six months ended June 30, 2026, that had a material impact on its measurement of interest rate risk.
The following table summarizes the estimated impact that gradual parallel changes in interest rates of up and down 100, 200, and 300 basis points might have on the Company’s net interest income over a 12-month period starting at June 30, 2026, and at December 31, 2025, as compared to actual net interest income and assuming no changes in interest rates:

	-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
June 30, 2026	(0.2)%	—%	0.1%	(0.1)%	(0.3)%	(0.7)%
December 31, 2025	(0.9)%	(0.6)%	(0.2)%	0.2%	0.2%	0.1%
As compared to at December 31, 2025, in both a rising and falling interest rate environment, asset sensitivity decreased at June 30, 2026, primarily due to the change in balance sheet composition.
The following table summarizes the estimated impact that yield curve twists or immediate non-parallel changes in interest rates of up and down 50 and 100 basis points might have on the Company’s net interest income over a 12-month period starting at June 30, 2026, and at December 31, 2025:

	Short End of the Yield Curve				Long End of the Yield Curve
	-100bp	-50bp	+50bp	+100bp	-100bp	-50bp	+50bp	+100bp
June 30, 2026	1.8%	0.9%	(0.8)%	(1.5)%	(2.2)%	(1.1)%	0.9%	1.7%
December 31, 2025	1.3%	0.6%	(0.5)%	(1.1)%	(2.3)%	(1.1)%	1.0%	1.9%
As compared to December 31, 2025, in both a rising and falling interest rate environment, sensitivity to the short end of the yield curve increased at June 30, 2026, primarily due to an increase in interest-bearing deposits. As compared to December 31, 2025, in both a rising and falling interest rate environment, sensitivity to the long end of the yield curve slightly decreased at June 30, 2026, primarily due to a decreases in fixed-rate investment securities and loans.
The following table summarizes the estimated economic value of financial assets, financial liabilities, and off-balance sheet financial instruments and the corresponding estimated change in economic value if interest rates were to instantaneously increase or decrease by 100, 200, and 300 basis points at June 30, 2026, and at December 31, 2025:

	Estimated Economic Value	Estimated Economic Value Change
(Dollars in thousands)		-300bp	-200bp	-100bp	+100bp	+200bp	+300bp
June 30, 2026
Assets	$81,353,643	$4,628,014	$3,456,693	$2,110,797	$(2,304,846)	$(4,071,028)	$(5,629,562)
Liabilities	68,605,677	5,162,643	3,248,078	1,533,973	(1,368,469)	(2,587,884)	(3,677,502)
Net	$12,747,966	$(534,629)	$208,615	$576,824	$(936,377)	$(1,483,144)	$(1,952,060)
Net change as % base net economic value		(4.2)%	1.6%	4.5%	(7.3)%	(11.6)%	(15.3)%

December 31, 2025
Assets	$79,584,542	$4,528,862	$3,372,921	$2,097,645	$(2,285,952)	$(3,966,009)	$(5,499,807)
Liabilities	67,085,524	7,166,552	$4,486,746	2,095,930	(1,891,143)	(3,444,959)	(4,918,786)
Net	$12,499,018	$(2,637,690)	$(1,113,825)	$1,715	$(394,809)	$(521,050)	$(581,021)
Net change as % base net economic value		(21.1)%	(8.9)%	—%	(3.2)%	(4.2)%	(4.6)%

Changes in economic value can best be described through duration, which is a measure of the price sensitivity of financial assets and financial liabilities due to changes in interest rates. The Company’s duration gap, which represents the difference between the duration of financial assets and financial liabilities, was a positive 0.8 at June 30, 2026, and zero at December 31, 2025. A duration gap at or near zero implies that the balance sheet is matched, and therefore, would exhibit no change in estimated economic value for changes in interest rates. Overall, the longer the duration, the greater the price sensitivity due to changes in interest rates.
These earnings and net economic value estimates are subject to factors that could cause actual results to differ, and also assume that management does not take any additional action to mitigate any positive or negative effects from changing interest rates. Management believes that the Company’s interest rate risk position at June 30, 2026, represents a reasonable level of risk given the current interest rate outlook. Management continues to monitor interest rates and other relevant factors given recent market volatility and is prepared to take additional action, as necessary.
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
Allowance for Credit Losses on Loans and Leases
The determination of the appropriate level of an ACL on loans and leases inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends using existing qualitative and quantitative information, and reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. Additional information regarding the determination of the ACL on loans and leases, including the Company’s valuation methodology, can be found within Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The Company’s ACL on loans and leases is particularly sensitive to changes in forecasted macroeconomic conditions during the reasonable and supportable forecast period. The Company performs a sensitivity analysis using probability-weighted scenarios to quantify the impact on the ACL resulting from hypothetical changes in key macroeconomic variable inputs to the CECL models, including, but not limited to, gross domestic product, the unemployment rate, and property values. At June 30, 2026, the results of this sensitivity analysis indicated that, by applying a 100% weighting to a 90th percentile downside scenario, which suggests that there is a 90% probability that the economy will perform better and a 10% probability that it will perform worse, the Company’s ACL on loans and leases would increase by approximately $92.2 million, or 12.7%. The downside scenario used is characterized by an economic recession beginning in the second quarter of 2026 and lasting through the fourth quarter of 2026, and assumes that, from the first quarter of 2026 through the fourth quarter of 2026, real gross domestic product declines cumulatively by 2.5%; unemployment begins to increase significantly in the second quarter of 2026, peaking at 8.5% in the second quarter of 2027; and house prices drop 11.8% over the course of 2026. This does not represent management’s expectations of future economic conditions nor the impact to estimated credit losses if those hypothetical conditions were to occur during the reasonable and supportable forecast period.

ITEM 1. FINANCIAL STATEMENTS
WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(In thousands, except par value and share data)	(Unaudited)
Assets:
Cash and due from banks	$375,357	$370,748
Interest-bearing deposits	2,347,070	2,078,777
Investment securities available-for-sale, at fair value (1)	10,600,328	10,009,500
Investment securities held-to-maturity, net of allowance for credit losses of $70 and $97 (2)	7,694,979	7,969,575
Loans held for sale (3)	13,189	14,886
Loans and leases	57,868,678	56,597,110
Allowance for credit losses on loans and leases	(723,846)	(719,411)
Loans and leases, net	57,144,832	55,877,699
Federal Home Loan Bank and Federal Reserve Bank stock	388,374	356,411
Deferred tax assets, net	225,133	195,740
Premises and equipment, net	429,266	432,035
Goodwill	2,898,463	2,897,522
Other intangible assets, net	290,513	313,234
Cash surrender value of life insurance policies	1,300,458	1,271,457
Accrued interest receivable and other assets	2,240,677	2,286,079
Total assets	$85,948,639	$84,073,663
Liabilities and Stockholders’ Equity:
Deposits:
Non-interest-bearing	$9,999,855	$10,082,854
Interest-bearing	60,283,598	58,676,959
Total deposits	70,283,453	68,759,813
Securities sold under agreements to repurchase	73,395	596,738
Federal Home Loan Bank advances	3,661,246	2,980,718
Long-term debt	737,171	739,454
Accrued expenses and other liabilities	1,432,625	1,504,704
Total liabilities	76,187,890	74,581,427
Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized—3,000,000 shares;
Series F issued and outstanding—6,000 shares	145,037	145,037
Series G issued and outstanding—135,000 shares	138,942	138,942
Common stock, $0.01 par value: Authorized—400,000,000 shares;
Issued—182,778,045 shares; Outstanding—162,034,478 and 161,216,008 shares	1,828	1,828
Paid-in capital	6,150,308	6,183,434
Retained earnings	4,842,778	4,477,744
Treasury stock, at cost—20,743,567 and 21,562,037 shares	(1,070,425)	(1,103,905)
Accumulated other comprehensive (loss), net of tax	(447,719)	(350,844)
Total stockholders’ equity	9,760,749	9,492,236
Total liabilities and stockholders’ equity	$85,948,639	$84,073,663
(1)Investment securities available-for-sale had an amortized cost basis of $11,175,942 at June 30, 2026, and $10,466,978 at December 31, 2025.
(2)Investment securities held-to-maturity had a fair value of $6,809,865 at June 30, 2026, and $7,168,583 at December 31, 2025.
(3)Total loans held for sale includes residential mortgage loans valued under the fair value option of $444 at June 30, 2026, and $2,142 at December 31, 2025.
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Interest Income:
Interest and fees on loans and leases	$784,854	$775,203	$1,561,464	$1,530,320
Taxable interest on investment securities	186,041	190,600	370,650	377,715
Non-taxable interest on investment securities	9,311	7,166	17,802	14,520
Loans held for sale	2	7	20	22
Other interest and dividends	33,168	27,611	57,719	51,497
Total interest income	1,013,376	1,000,587	2,007,655	1,974,074
Interest Expense:
Deposits	326,869	339,738	643,493	666,121
Securities sold under agreements to repurchase	20	218	1,082	1,894
Federal Home Loan Bank advances	45,400	29,825	79,260	53,414
Long-term debt	8,343	9,624	16,673	19,271
Total interest expense	380,632	379,405	740,508	740,700
Net interest income	632,744	621,182	1,267,147	1,233,374
Provision for credit losses	31,500	46,500	85,500	124,000
Net interest income after provision for credit losses	601,244	574,682	1,181,647	1,109,374
Non-interest Income:
Deposit service fees	42,256	40,934	83,771	79,829
Loan and lease related fees	20,570	17,657	35,984	35,278
Wealth and investment services	7,526	7,779	14,735	15,568
Cash surrender value of life insurance policies	11,249	9,172	19,893	17,164
Gain on sale of investment securities, net	—	—	—	220
Other income	25,646	19,115	54,327	39,204
Total non-interest income	107,247	94,657	208,710	187,263
Non-interest Expense:
Compensation and benefits	224,314	199,930	447,220	398,575
Occupancy	19,749	19,337	39,235	39,054
Technology and equipment	50,504	45,932	100,135	93,651
Intangible assets amortization	9,005	9,093	18,191	18,330
Marketing	5,203	5,171	9,902	9,198
Professional and outside services	21,146	18,394	43,688	35,620
Deposit insurance	18,185	15,061	34,485	31,406
Other expense	36,856	32,796	71,215	63,524
Total non-interest expense	384,962	345,714	764,071	689,358
Income before income taxes	323,529	323,625	626,286	607,279
Income tax expense	66,740	64,777	123,266	121,514
Net income	256,789	258,848	503,020	485,765
Preferred stock dividends	4,162	4,162	8,325	8,325
Income allocated to participating securities	3,185	2,991	5,974	5,361
Net income applicable to common stockholders	$249,442	$251,695	$488,721	$472,079

Earnings per Common Share:
Basic	$1.56	$1.52	$3.06	$2.82
Diluted	1.56	1.52	3.05	2.81
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Net income	$256,789	$258,848	$503,020	$485,765
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale	(11,246)	8,858	(85,861)	105,439
Derivative financial instruments	(5,965)	2,004	(11,097)	12,128
Defined benefit pension and other postretirement benefit plans	41	277	83	554
Other comprehensive (loss) income, net of tax	(17,170)	11,139	(96,875)	118,121
Comprehensive income	$239,619	$269,987	$406,145	$603,886
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three months ended June 30, 2026
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at March 31, 2026	$283,979	$1,828	$6,133,181	$4,655,038	$(1,069,828)	$(430,549)	$9,573,649
Net income	—	—	—	256,789	—	—	256,789
Other comprehensive (loss), net of tax	—	—	—	—	—	(17,170)	(17,170)
Common stock dividends and equivalents—$0.40 per share	—	—	—	(64,887)	—	—	(64,887)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,193)	—	—	(2,193)
Stock-based compensation	—	—	17,127	—	69	—	17,196
Common shares acquired from stock compensation plan activity	—	—	—	—	(666)	—	(666)
Balance at June 30, 2026	$283,979	$1,828	$6,150,308	$4,842,778	$(1,070,425)	$(447,719)	$9,760,749

	Three months ended June 30, 2025
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at March 31, 2025	$283,979	$1,828	$6,140,885	$3,913,169	$(686,306)	$(449,401)	$9,204,154
Net income	—	—	—	258,848	—	—	258,848
Other comprehensive income, net of tax	—	—	—	—	—	11,139	11,139
Common stock dividends and equivalents—$0.40 per share	—	—	—	(67,505)	—	—	(67,505)
Series F preferred stock dividends—$328.125 per share	—	—	—	(1,969)	—	—	(1,969)
Series G preferred stock dividends—$16.25 per share	—	—	—	(2,193)	—	—	(2,193)
Stock-based compensation	—	—	14,247	—	874	—	15,121
Common shares acquired from stock compensation plan activity	—	—	—	—	(408)	—	(408)
Common stock repurchase program (1)	—	—	—	—	(79,570)	—	(79,570)
Balance at June 30, 2025	$283,979	$1,828	$6,155,132	$4,100,350	$(765,410)	$(438,262)	$9,337,617

	Six months ended June 30, 2026
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at December 31, 2025	$283,979	$1,828	$6,183,434	$4,477,744	$(1,103,905)	$(350,844)	$9,492,236
Net income	—	—	—	503,020	—	—	503,020
Other comprehensive (loss), net of tax	—	—	—	—	—	(96,875)	(96,875)
Common stock dividends and equivalents—$0.80 per share	—	—	—	(129,661)	—	—	(129,661)
Series F preferred stock dividends—$656.25 per share	—	—	—	(3,938)	—	—	(3,938)
Series G preferred stock dividends—$32.50 per share	—	—	—	(4,387)	—	—	(4,387)
Stock-based compensation	—	—	(33,126)	—	64,324	—	31,198
Common shares acquired from stock compensation plan activity	—	—	—	—	(30,844)	—	(30,844)
Balance at June 30, 2026	$283,979	$1,828	$6,150,308	$4,842,778	$(1,070,425)	$(447,719)	$9,760,749

	Six months ended June 30, 2025
(In thousands, except per share data)	Preferred Stock	Common Stock	Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive (Loss), Net of Tax	Total Stockholders’ Equity
Balance at December 31, 2024	$283,979	$1,828	$6,181,475	$3,759,158	$(536,843)	$(556,383)	$9,133,214
Net income	—	—	—	485,765	—	—	485,765
Other comprehensive income, net of tax	—	—	—	—	—	118,121	118,121
Common stock dividends and equivalents—$0.80 per share	—	—	—	(136,248)	—	—	(136,248)
Series F preferred stock dividends—$656.25 per share	—	—	—	(3,938)	—	—	(3,938)
Series G preferred stock dividends—$32.50 per share	—	—	—	(4,387)	—	—	(4,387)
Stock-based compensation	—	—	(26,343)	—	55,475	—	29,132
Common shares acquired from stock compensation plan activity	—	—	—	—	(22,190)	—	(22,190)
Common stock repurchase program (1)	—	—	—	—	(261,852)	—	(261,852)
Balance at June 30, 2025	$283,979	$1,828	$6,155,132	$4,100,350	$(765,410)	$(438,262)	$9,337,617
(1)Includes an addition to Treasury Stock of $1.0 million and $2.3 million for the three and six months ended June 30, 2025, respectively, which reflects the 1% excise tax on net stock repurchases as imposed by the Inflation Reduction Act of 2022.

See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
(In thousands)	2026	2025
Operating Activities:
Net income	$503,020	$485,765
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	85,500	124,000
Deferred income tax expense	7,257	19,669
Stock-based compensation	31,198	29,132
Depreciation and amortization of property and equipment and intangible assets	39,892	36,327
Net (accretion) and amortization of interest-earning assets and borrowings	(63,353)	(80,485)
Amortization of low-income housing tax credit investments	77,403	66,672
Reduction of ROU lease assets	15,094	15,520
Net (gain) on sale of investment securities	—	(220)
Originations of loans held for sale	(7,545)	(4,781)
Proceeds from sale of loans held for sale	9,288	5,025
(Increase) in cash surrender value of life insurance policies	(19,893)	(17,164)
(Gain) from life insurance policies	(3,599)	(1,492)
(Gain) on sale of alternative investments	(3,747)	(5,748)
Other operating activities, net	1,354	(2,927)
Net decrease (increase) in derivative contract assets and liabilities	83,564	(147,889)
Net (increase) in prepaid expenses and other assets	(30,853)	(76,566)
Net (decrease) in accrued expenses and other liabilities	(50,047)	(79,034)
Net cash provided by operating activities	674,533	365,804
Investing Activities:
Purchases of available-for-sale investment securities	(1,290,323)	(1,017,967)
Proceeds from principal payments, maturities, and calls of available-for-sale investment securities	605,783	564,454
Proceeds from sale of available-for-sale investment securities	—	14,880
Proceeds from principal payments, maturities, and calls of held-to-maturity investment securities	295,829	283,335
Net (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	(31,963)	(48,929)
Alternative investments (capital calls), net of returns of capital	(140,712)	(141,398)
Proceeds from sales of alternative investments	6,975	9,536
Net (increase) in loans	(1,370,502)	(1,561,321)
Proceeds from sale of loans not originated for sale	29,802	80,938
Proceeds from sale of mortgage servicing rights	564	—
Proceeds from sale of foreclosed properties and repossessed assets	1,716	261
Proceeds from sale of property and equipment	1,623	2,323
Purchases of property and equipment	(24,935)	(21,533)
Proceeds from life insurance policies	6,720	8,591
Payments for premiums on life insurance policies	(3,397)	—
Net cash (used for) investing activities	(1,912,820)	(1,826,830)

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), continued

	Six months ended June 30,
(In thousands)	2026	2025
Financing Activities:
Net increase in deposits	1,522,478	1,559,263
Net increase in Federal Home Loan Bank advances	680,528	1,229,806
Net (decrease) increase in securities sold under agreements to repurchase	(523,343)	28,638
Payment of contingent consideration	—	(11,241)
Dividends paid to common stockholders	(129,305)	(135,839)
Dividends paid to preferred stockholders	(8,325)	(8,325)
Common stock repurchase program	—	(259,601)
Common shares acquired related to stock compensation plan activity	(30,844)	(22,190)
Net cash provided by financing activities	1,511,189	2,380,511
Net increase in cash and cash equivalents	272,902	919,485
Cash and cash equivalents, beginning of period	2,449,525	2,074,434
Cash and cash equivalents, end of period	$2,722,427	$2,993,919
See accompanying Notes to Condensed Consolidated Financial Statements.

WEBSTER FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1: Basis of Presentation and Accounting Standards Updates
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with GAAP for interim financial information and Article 10 of Regulation S-X. Certain information and footnote disclosures required by GAAP for complete financial statements have been omitted or condensed. Therefore, the Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s financial condition, results of operations, and cash flows for the three and six months ended June 30, 2026, are not necessarily indicative of the future results that may be attained for the entire year or other interim periods.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1: Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to those accounting policies during the six months ended June 30, 2026.
Supplemental Cash Flow Information
The following table summarizes supplemental disclosures of cash flow information and non-cash investing and financing activities:

	Six months ended June 30,
(In thousands)	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$739,076	$765,626
Income taxes paid, net of refunds received	48,677	53,100
Non-cash investing and financing activities:
Transfer of loans held for investment to foreclosed properties and repossessed assets	$3,649	$3,967
Transfer of returned finance lease equipment to assets held for sale	947	579
Transfer of loans held for investment to loans held for sale	29,802	317,172
ROU lease assets obtained in exchange for operating lease liabilities	5,720	28,437
Approved commitments to fund LIHTC investments	51,239	99,054
Business combinations: (1)
Deferred tax assets, net	$302	$—
Goodwill	941	—
Other intangible assets	(1,120)	—
Other assets	(123)	—
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
The Transaction Agreement contains customary representations and warranties, covenants, and closing conditions. The Transaction was approved by Webster’s stockholders on May 26, 2026, the Office of the Comptroller of the Currency on June 12, 2026, and the European Central Bank on July 21, 2026. The Transaction remains subject to customary closing conditions, including the approval of the Board of Governors of the Federal Reserve System. The Transaction is expected to close in the second half of 2026.
In connection with the Transaction, the Company incurred acquisition-related expenses of $8.7 million and $17.9 million during the three and six months ended June 30, 2026, respectively, primarily comprising of Professional and outside services.
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
During the first quarter of 2026, the Company recorded a net measurement-period adjustment of $0.9 million, which impacted the identified non-competition agreement intangible assets, their related deferred tax liabilities, and other assets. Additional information regarding this measurement-period adjustment can be found within Note 5: Goodwill and Other Intangible Assets. The Company’s valuations of the net identifiable assets acquired as part of the SecureSave acquisition were considered final at March 31, 2026. The $30.4 million of goodwill recognized has been allocated to the Healthcare Financial Services reportable segment.

Note 3: Investment Securities
Available-for-Sale
The following tables summarize the amortized cost and fair value of available-for-sale securities by major type:

	June 30, 2026
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government agency debentures	$222,888	$—	$(27,717)	$195,171
Agency CMO	24,649	—	(2,157)	22,492
Agency MBS	5,431,524	47,686	(166,829)	5,312,381
Agency CMBS	4,136,207	4,378	(398,389)	3,742,196
Municipal bonds and notes	115,969	—	(6,740)	109,229
CMBS	879,080	2,520	(1,047)	880,553
Corporate debt	316,113	493	(23,668)	292,938
Private label MBS	39,619	—	(3,680)	35,939
Other	9,893	—	(464)	9,429
Total available-for-sale	$11,175,942	$55,077	$(630,691)	$10,600,328

	December 31, 2025
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government agency debentures	$222,848	$—	$(25,198)	$197,650
Agency CMO	26,816	—	(1,960)	24,856
Agency MBS	5,125,433	80,370	(148,530)	5,057,273
Agency CMBS	3,855,392	9,057	(338,439)	3,526,010
Municipal bonds and notes	116,750	—	(7,131)	109,619
CMBS	717,776	1,531	(895)	718,412
Corporate debt	350,996	584	(23,435)	328,145
Private label MBS	41,087	—	(3,035)	38,052
Other	9,880	—	(397)	9,483
Total available-for-sale	$10,466,978	$91,542	$(549,020)	$10,009,500
(1)Accrued interest receivable on available-for-sale securities of $39.3 million at June 30, 2026, and $37.5 million at December 31, 2025, is excluded from amortized cost and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
Unrealized Losses
The following tables summarize the gross unrealized losses and fair value of available-for-sale securities by length of time each major security type has been in a continuous unrealized loss position:

	June 30, 2026
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Number of Holdings	Fair Value	Gross Unrealized Losses
Government agency debentures	$14,486	$(396)	$180,685	$(27,321)	15	$195,171	$(27,717)
Agency CMO	—	—	22,492	(2,157)	25	22,492	(2,157)
Agency MBS	1,303,779	(12,332)	1,124,856	(154,497)	345	2,428,635	(166,829)
Agency CMBS	459,868	(6,198)	2,682,961	(392,191)	202	3,142,829	(398,389)
Municipal bonds and notes	7,664	(126)	100,780	(6,614)	34	108,444	(6,740)
CMBS	89,865	(36)	60,202	(1,011)	9	150,067	(1,047)
Corporate debt	9,831	(169)	272,613	(23,499)	37	282,444	(23,668)
Private label MBS	—	—	35,939	(3,680)	3	35,939	(3,680)
Other	4,973	(27)	4,456	(437)	2	9,429	(464)
Total	$1,890,466	$(19,284)	$4,484,984	$(611,407)	672	$6,375,450	$(630,691)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Number of Holdings	Fair Value	Gross Unrealized Losses
Government agency debentures	$—	$—	$197,650	$(25,198)	15	$197,650	$(25,198)
Agency CMO	—	—	24,856	(1,960)	25	24,856	(1,960)
Agency MBS	15,368	(22)	1,197,592	(148,508)	301	1,212,960	(148,530)
Agency CMBS	542,126	(10,939)	2,395,394	(327,500)	184	2,937,520	(338,439)
Municipal bonds and notes	—	—	108,944	(7,131)	36	108,944	(7,131)
CMBS	151,663	(362)	72,197	(533)	16	223,860	(895)
Corporate debt	14,948	(52)	297,613	(23,383)	41	312,561	(23,435)
Private label MBS	—	—	38,052	(3,035)	3	38,052	(3,035)
Other	4,994	(6)	4,489	(391)	2	9,483	(397)
Total	$729,099	$(11,381)	$4,336,787	$(537,639)	623	$5,065,886	$(549,020)
The $81.7 million increase in gross unrealized losses of available-for-sale securities from December 31, 2025, to
June 30, 2026, was primarily due to higher market interest rates and wider securities spreads. The Company assesses each available-for-sale security that is in an unrealized loss position on a quarterly basis to determine whether the decline in fair value below the amortized cost basis is a result of any credit related factors. There was no ACL recorded on available-for-sale securities at June 30, 2026, and at December 31, 2025. Each of the Company’s available-for-sale securities in an unrealized loss position at June 30, 2026, is investment grade, current as to principal and interest, and has had price changes that are consistent with interest and credit spreads when adjusting for duration, convexity, rating, and industry differences.
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
Contractual Maturities
The following table summarizes the amortized cost and fair value of available-for-sale securities by contractual maturity:

	June 30, 2026
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$5,303	$5,276
After 1 year through 5 years	300,737	292,835
After 5 years through 10 years	1,040,752	996,390
After 10 years	9,829,150	9,305,827
Total available-for-sale	$11,175,942	$10,600,328
Available-for-sale securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.
Sales of Available-for Sale Securities
The following table summarizes information related to sales of available-for-sales securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Proceeds from sales	$—	$—	$—	$14,880

Gross realized gains	$—	$—	$—	$332
Gross realized losses	—	—	—	(112)

Other Information
The following table summarizes the carrying value of available-for-sale securities that are pledged for deposits, borrowings, and other purposes:

(In thousands)	June 30, 2026	December 31, 2025
Pledged for deposits	$2,068,958	$1,779,781
Pledged for borrowing capacity, repurchase agreements, and other	6,228,609	7,659,722
Total available-for-sale securities pledged	$8,297,567	$9,439,503
Held-to-Maturity
The following tables summarize the amortized cost, fair value, and ACL on held-to-maturity securities by major type:

	June 30, 2026
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$15,063	$—	$(1,141)	$13,922	$—	$15,063
Agency MBS	2,569,979	15,841	(236,162)	2,349,658	—	2,569,979
Agency CMBS	4,253,522	—	(635,039)	3,618,483	—	4,253,522
Municipal bonds and notes	794,654	842	(28,229)	767,267	(70)	794,584
CMBS	61,831	—	(1,296)	60,535	—	61,831
Total held-to-maturity	$7,695,049	$16,683	$(901,867)	$6,809,865	$(70)	$7,694,979

	December 31, 2025
(In thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Value
Agency CMO	$16,791	$—	$(1,071)	$15,720	$—	$16,791
Agency MBS	2,767,869	24,073	(226,089)	2,565,853	—	2,767,869
Agency CMBS	4,295,308	—	(567,040)	3,728,268	—	4,295,308
Municipal bonds and notes	824,734	989	(30,461)	795,262	(97)	824,637
CMBS	64,970	—	(1,490)	63,480	—	64,970
Total held-to-maturity	$7,969,672	$25,062	$(826,151)	$7,168,583	$(97)	$7,969,575
(1)Accrued interest receivable on held-to-maturity securities of $27.1 million at June 30, 2026, and $28.1 million at December 31, 2025, is excluded from amortized cost and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
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
The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Balance, beginning of period	$96	$109	$97	$171
(Benefit) for credit losses	(26)	(7)	(27)	(69)
Balance, end of period	$70	$102	$70	$102
Contractual Maturities
The following table summarizes the amortized cost and fair value of held-to-maturity securities by contractual maturity:

	June 30, 2026
(In thousands)	Amortized Cost	Fair Value
Maturing within 1 year	$101,253	$101,236
After 1 year through 5 years	148,447	143,527
After 5 years through 10 years	243,278	237,644
After 10 years	7,202,071	6,327,458
Total held-to-maturity	$7,695,049	$6,809,865
Held-to-maturity securities that are not due at a single maturity date have been categorized based on the maturity date of the underlying collateral. Actual principal cash flows may differ from this categorization as borrowers have the right to prepay their obligations with or without prepayment penalties.

Credit Quality Information
The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by S&P, Moody’s, Fitch Ratings, Inc., Kroll Bond Rating Agency, or DBRS Inc. Credit ratings express opinions about the credit quality of a security and are updated on a quarterly basis. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by both the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. The Company did not hold any speculative grade held-to-maturity securities at June 30, 2026, and at December 31, 2025.
The following tables summarize the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating:

	June 30, 2026
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	Not Rated
Agency CMO	$—	$15,063	$—	$—	$—	$—	$—
Agency MBS	—	2,569,979	—	—	—	—	—
Agency CMBS	—	4,253,522	—	—	—	—	—
Municipal bonds and notes	292,692	143,686	233,254	82,711	20,099	7,053	15,159
CMBS	61,831	—	—	—	—	—	—
Total held-to-maturity	$354,523	$6,982,250	$233,254	$82,711	$20,099	$7,053	$15,159

	December 31, 2025
	Investment Grade
(In thousands)	Aaa	Aa1	Aa2	Aa3	A1	A2	Not Rated
Agency CMO	$—	$16,791	$—	$—	$—	$—	$—
Agency MBS	—	2,767,869	—	—	—	—	—
Agency CMBS	—	4,295,308	—	—	—	—	—
Municipal bonds and notes	298,666	153,187	234,269	112,482	9,539	4,165	12,426
CMBS	64,970	—	—	—	—	—	—
Total held-to-maturity	$363,636	$7,233,155	$234,269	$112,482	$9,539	$4,165	$12,426
There were no held-to-maturity securities past due under the terms of their agreements or in non-accrual status at June 30, 2026, and at December 31, 2025.
Other Information
The following table summarizes the carrying value of held-to-maturity securities that are pledged for deposits, borrowings, and other purposes:

(In thousands)	June 30, 2026	December 31, 2025
Pledged for deposits	$1,733,451	$1,926,373
Pledged for borrowing capacity, repurchase agreements, and other	5,560,604	5,934,352
Total held-to-maturity securities pledged	$7,294,055	$7,860,725

Note 4: Loans and Leases
The following table summarizes loans and leases by portfolio segment and class:

(In thousands)	June 30, 2026	December 31, 2025
Commercial non-mortgage	$21,497,447	$20,405,237
Asset-based	1,036,823	1,231,231
Commercial real estate	15,345,465	15,326,007
Multi-family	7,447,623	7,008,839
Equipment financing	1,204,691	1,258,882
Commercial portfolio	46,532,049	45,230,196
Residential	9,600,445	9,599,577
Home equity	1,341,382	1,370,513
Other consumer	394,802	396,824
Consumer portfolio	11,336,629	11,366,914
Loans and leases	$57,868,678	$56,597,110
The carrying amount of loans and leases includes net unamortized (discounts)/premiums and net unamortized deferred (fees)/costs, in aggregate, of $18.4 million at June 30, 2026, and $16.3 million at December 31, 2025. Accrued interest receivable of $286.2 million at June 30, 2026, and $282.5 million at December 31, 2025, is excluded from the carrying amount of loans and leases and included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets.
The Company had pledged eligible loans as collateral of $18.1 billion at June 30, 2026, and $17.2 billion at December 31, 2025, to support borrowing capacity at the FHLB of Boston, and $6.7 billion at June 30, 2026, and $7.2 billion at December 31, 2025, to support borrowing capacity at the FRB of New York.
Non-Accrual and Past Due Loans and Leases
The following tables summarize the aging of accrual and non-accrual loans and leases by class:

	June 30, 2026
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current (1)	Total Loans and Leases
Commercial non-mortgage	$4,664	$999	$—	$174,894	$180,557	$21,316,890	$21,497,447
Asset-based	—	—	—	34,303	34,303	1,002,520	1,036,823
Commercial real estate	26,485	781	—	139,019	166,285	15,179,180	15,345,465
Multi-family	12,072	32,402	—	36,535	81,009	7,366,614	7,447,623
Equipment financing	547	2,803	3	5,430	8,783	1,195,908	1,204,691
Commercial portfolio	43,768	36,985	3	390,181	470,937	46,061,112	46,532,049
Residential	17,410	7,760	—	19,323	44,493	9,555,952	9,600,445
Home equity	7,294	1,614	—	18,653	27,561	1,313,821	1,341,382
Other consumer	1,340	1,419	—	960	3,719	391,083	394,802
Consumer portfolio	26,044	10,793	—	38,936	75,773	11,260,856	11,336,629
Total	$69,812	$47,778	$3	$429,117	$546,710	$57,321,968	$57,868,678
(1)At June 30, 2026, there was $13.5 million of commercial real estate loans that had reached their contractual maturity but were actively in the process of being refinanced with the Company. Due to the status of these refinancings, these commercial real estate loans have been reported as current in the table above.

	December 31, 2025
(In thousands)	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	90 or More Days Past Due and Accruing	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans and Leases
Commercial non-mortgage	$12,397	$1,547	$—	$165,378	$179,322	$20,225,915	$20,405,237
Asset-based	—	—	—	66,844	66,844	1,164,387	1,231,231
Commercial real estate	23,702	838	—	182,968	207,508	15,118,499	15,326,007
Multi-family	476	—	—	41,095	41,571	6,967,268	7,008,839
Equipment financing	2,279	256	—	8,340	10,875	1,248,007	1,258,882
Commercial portfolio	38,854	2,641	—	464,625	506,120	44,724,076	45,230,196
Residential	12,163	3,074	—	18,187	33,424	9,566,153	9,599,577
Home equity	5,602	2,126	—	16,743	24,471	1,346,042	1,370,513
Other consumer	1,370	830	—	859	3,059	393,765	396,824
Consumer portfolio	19,135	6,030	—	35,789	60,954	11,305,960	11,366,914
Total	$57,989	$8,671	$—	$500,414	$567,074	$56,030,036	$56,597,110
The following table provides additional information on non-accrual loans and leases:

	June 30, 2026		December 31, 2025
(In thousands)	Non-accrual	Non-accrual with No Allowance	Non-accrual	Non-accrual with No Allowance
Commercial non-mortgage	$174,894	$42,119	$165,378	$52,284
Asset-based	34,303	6,000	66,844	774
Commercial real estate	139,019	38,690	182,968	53,385
Multi-family	36,535	27,335	41,095	31,873
Equipment financing	5,430	2,327	8,340	181
Commercial portfolio	390,181	116,471	464,625	138,497
Residential	19,323	8,353	18,187	8,284
Home equity	18,653	10,566	16,743	8,688
Other consumer	960	—	859	—
Consumer portfolio	38,936	18,919	35,789	16,972
Total	$429,117	$135,390	$500,414	$155,469
Allowance for Credit Losses on Loans and Leases
The following table summarizes the change in the ACL on loans and leases by portfolio segment:

	Three months ended June 30,
	2026			2025
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$641,963	$91,471	$733,434	$649,450	$63,871	$713,321
Provision (benefit)	34,207	(1,097)	33,110	45,635	(509)	45,126
Charge-offs	(40,896)	(4,098)	(44,994)	(39,792)	(1,446)	(41,238)
Recoveries	1,055	1,241	2,296	3,250	1,587	4,837
Balance, end of period	$636,329	$87,517	$723,846	$658,543	$63,503	$722,046

	Six months ended June 30,
	2026			2025
(In thousands)	Commercial Portfolio	Consumer Portfolio	Total	Commercial Portfolio	Consumer Portfolio	Total
ACL on loans and leases:
Balance, beginning of period	$631,377	$88,034	$719,411	$635,871	$53,695	$689,566
Provision	84,001	4,348	88,349	113,838	10,000	123,838
Charge-offs	(81,121)	(8,095)	(89,216)	(95,358)	(2,498)	(97,856)
Recoveries	2,072	3,230	5,302	4,192	2,306	6,498
Balance, end of period	$636,329	$87,517	$723,846	$658,543	$63,503	$722,046
Individually evaluated for credit losses	90,020	799	90,819	95,323	811	96,134
Collectively evaluated for credit losses	$546,309	$86,718	$633,027	$563,220	$62,692	$625,912

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
The Company’s concentration of credit risk associated with commercial non-mortgage loans represented 37.1% at June 30, 2026, and 36.0% at December 31, 2025, of total loans and leases. The Company’s concentration of credit risk associated with commercial real estate and multi-family loans, in aggregate, represented 39.4% at June 30, 2026, and 39.5% at December 31, 2025, of total loans and leases.
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

The following tables summarize the amortized cost of commercial loans and leases by Composite Credit Risk Profile grade and origination year:

	June 30, 2026
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$1,600,624	$3,062,734	$1,902,914	$1,270,016	$1,599,749	$2,153,665	$8,808,736	$20,398,438
Special mention	—	1,660	42,497	10,518	148,552	20,326	32,599	256,152
Substandard	7,842	37,749	36,231	166,539	260,990	165,098	168,378	842,827
Doubtful	—	—	—	1	—	28	1	30
Total commercial non-mortgage	1,608,466	3,102,143	1,981,642	1,447,074	2,009,291	2,339,117	9,009,714	21,497,447
Current period gross write-offs	—	238	757	165	6,514	9,940	9,588	27,202
Asset-based:
Risk rating:
Pass	—	10,250	174	1,280	—	14,402	860,602	886,708
Special mention	—	—	—	—	—	—	23,665	23,665
Substandard	—	1,327	—	9,291	—	4,004	111,828	126,450
Total asset-based	—	11,577	174	10,571	—	18,406	996,095	1,036,823
Current period gross write-offs	—	—	—	286	—	—	14,294	14,580
Commercial real estate:
Risk rating:
Pass	1,890,469	3,178,130	1,866,468	1,598,079	1,938,108	3,860,879	351,527	14,683,660
Special mention	82,041	22,905	—	31,359	16,608	41,458	364	194,735
Substandard	—	2,000	14,438	114,470	132,909	203,253	—	467,070
Total commercial real estate	1,972,510	3,203,035	1,880,906	1,743,908	2,087,625	4,105,590	351,891	15,345,465
Current period gross write-offs	—	—	—	20,635	4,479	5,300	—	30,414
Multi-family:
Risk rating:
Pass	767,298	722,829	657,530	1,191,127	1,336,309	2,558,310	—	7,233,403
Special mention	—	—	—	—	—	41,119	—	41,119
Substandard	316	—	—	11,594	46,777	114,414	—	173,101
Total multi-family	767,614	722,829	657,530	1,202,721	1,383,086	2,713,843	—	7,447,623
Current period gross write-offs	—	—	—	—	2,556	1,601	—	4,157
Equipment financing:
Risk rating:
Pass	163,293	411,195	266,906	114,490	90,750	93,331	—	1,139,965
Special mention	—	—	5,188	271	1,750	1,762	—	8,971
Substandard	3,395	8,899	1,933	13,337	19,978	8,213	—	55,755
Total equipment financing	166,688	420,094	274,027	128,098	112,478	103,306	—	1,204,691
Current period gross write-offs	—	—	324	2,020	549	1,875	—	4,768
Total commercial portfolio	4,515,278	7,459,678	4,794,279	4,532,372	5,592,480	9,280,262	10,357,700	46,532,049
Current period gross write-offs	$—	$238	$1,081	$23,106	$14,098	$18,716	$23,882	$81,121

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial non-mortgage:
Risk rating:
Pass	$3,378,004	$2,340,865	$1,463,952	$1,857,656	$853,239	$1,420,790	$7,929,719	$19,244,225
Special mention	4,213	46,657	50,332	181,775	32,948	15,264	38,883	370,072
Substandard	67,353	33,646	144,627	219,885	88,312	42,874	194,220	790,917
Doubtful	—	—	—	—	1	22	—	23
Total commercial non-mortgage	3,449,570	2,421,168	1,658,911	2,259,316	974,500	1,478,950	8,162,822	20,405,237
Current period gross write-offs	6,716	3,550	7,817	13,774	721	17,166	26,157	75,901
Asset-based:
Risk rating:
Pass	10,550	199	2,320	—	—	15,901	1,036,960	1,065,930
Special mention	—	—	7,063	—	—	—	8,069	15,132
Substandard	1,445	—	3,898	—	—	4,833	139,993	150,169
Total asset-based	11,995	199	13,281	—	—	20,734	1,185,022	1,231,231
Current period gross write-offs	—	—	—	—	—	—	37,870	37,870
Commercial real estate:
Risk rating:
Pass	3,462,637	2,091,777	2,092,674	2,337,376	1,105,105	3,268,858	273,252	14,631,679
Special mention	—	—	16,834	75,651	—	29,401	—	121,886
Substandard	—	3,240	168,356	93,572	100,957	206,317	—	572,442
Total commercial real estate	3,462,637	2,095,017	2,277,864	2,506,599	1,206,062	3,504,576	273,252	15,326,007
Current period gross write-offs	—	—	31,057	256	1,283	27,514	—	60,110
Multi-family:
Risk rating:
Pass	736,744	691,180	1,193,933	1,370,368	810,954	1,988,941	—	6,792,120
Special mention	—	—	—	—	3,865	68,742	—	72,607
Substandard	—	—	11,915	26,377	38,819	67,001	—	144,112
Total multi-family	736,744	691,180	1,205,848	1,396,745	853,638	2,124,684	—	7,008,839
Current period gross write-offs	—	—	—	—	—	990	—	990
Equipment financing:
Risk rating:
Pass	454,313	305,538	141,372	120,382	59,566	96,161	—	1,177,332
Special mention	4,931	5,700	2,573	2,430	1,087	1,663	—	18,384
Substandard	3,145	696	17,898	24,897	9,501	7,029	—	63,166
Total equipment financing	462,389	311,934	161,843	147,709	70,154	104,853	—	1,258,882
Current period gross write-offs	—	—	1,356	4,614	174	749	—	6,893
Total commercial portfolio	8,123,335	5,519,498	5,317,747	6,310,369	3,104,354	7,233,797	9,621,096	45,230,196
Current period gross write-offs	$6,716	$3,550	$40,230	$18,644	$2,178	$46,419	$64,027	$181,764

The following tables summarize the amortized cost of consumer loans by FICO score and origination year:

	June 30, 2026
(In thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$139,521	$657,403	$475,425	$267,051	$908,648	$2,234,546	$—	$4,682,594
740-799	291,712	572,447	335,568	166,214	457,128	1,249,206	—	3,072,275
670-739	83,659	155,207	103,564	63,546	260,912	809,237	—	1,476,125
580-669	1,162	23,155	17,349	18,651	57,508	136,692	—	254,517
579 and below	416	2,449	3,520	8,293	20,297	79,959	—	114,934
Total residential	516,470	1,410,661	935,426	523,755	1,704,493	4,509,640	—	9,600,445
Current period gross write-offs	—	—	—	—	102	30	—	132
Home equity:
Risk rating:
800+	7,189	12,761	9,252	20,955	22,603	88,613	353,568	514,941
740-799	4,611	12,304	8,219	14,610	13,259	51,689	304,125	408,817
670-739	3,408	10,258	7,981	9,809	9,550	30,088	211,387	282,481
580-669	730	1,776	1,921	2,489	3,038	11,351	62,322	83,627
579 and below	—	343	969	1,571	1,770	8,381	38,482	51,516
Total home equity	15,938	37,442	28,342	49,434	50,220	190,122	969,884	1,341,382
Current period gross write-offs	—	—	—	—	—	7	12	19
Other consumer:
Risk rating:
800+	6,066	7,708	3,046	196	51	1,816	19,441	38,324
740-799	33,939	65,004	29,769	274	103	70	5,163	134,322
670-739	51,174	103,982	46,151	204	128	228	14,269	216,136
580-669	759	2,029	1,489	72	41	48	986	5,424
579 and below	1	28	10	50	36	6	465	596
Total other consumer	91,939	178,751	80,465	796	359	2,168	40,324	394,802
Current period gross write-offs	1,855	2,284	3,653	11	5	4	132	7,944
Total consumer portfolio	624,347	1,626,854	1,044,233	573,985	1,755,072	4,701,930	1,010,208	11,336,629
Current period gross write-offs	$1,855	$2,284	$3,653	$11	$107	$41	$144	$8,095

	December 31, 2025
(In thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential:
Risk rating:
800+	$517,482	$551,613	$272,249	$918,256	$1,045,573	$1,258,654	$—	$4,563,827
740-799	687,120	419,019	212,246	480,885	598,172	748,825	—	3,146,267
670-739	185,620	118,104	84,332	294,954	241,266	604,881	—	1,529,157
580-669	16,852	19,346	23,602	51,886	45,714	100,593	—	257,993
579 and below	648	2,377	3,952	21,911	21,966	51,479	—	102,333
Total residential	1,407,722	1,110,459	596,381	1,767,892	1,952,691	2,764,432	—	9,599,577
Current period gross write-offs	—	—	—	—	—	135	—	135
Home equity:
Risk rating:
800+	11,847	8,896	23,146	22,811	29,498	65,401	348,961	510,560
740-799	15,932	11,658	16,149	16,523	19,123	35,861	317,846	433,092
670-739	10,811	9,786	10,120	9,351	11,025	27,662	217,924	296,679
580-669	1,682	1,522	2,850	2,731	2,941	9,607	68,953	90,286
579 and below	77	499	1,662	2,287	908	4,543	29,920	39,896
Total home equity	40,349	32,361	53,927	53,703	63,495	143,074	983,604	1,370,513
Current period gross write-offs	—	50	—	1	—	38	175	264
Other consumer:
Risk rating:
800+	11,131	4,799	254	74	1,677	171	16,597	34,703
740-799	88,171	46,222	368	145	30	136	3,273	138,345
670-739	133,564	68,381	282	231	130	133	14,439	217,160
580-669	2,651	1,962	74	60	27	59	1,136	5,969
579 and below	34	36	65	53	19	2	438	647
Total other consumer	235,551	121,400	1,043	563	1,883	501	35,883	396,824
Current period gross write-offs	3,325	3,591	19	10	7	7	168	7,127
Total consumer portfolio	1,683,622	1,264,220	651,351	1,822,158	2,018,069	2,908,007	1,019,487	11,366,914
Current period gross write-offs	$3,325	$3,641	$19	$11	$7	$180	$343	$7,526
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
The carrying amount of collateral dependent loans was $223.2 million at June 30, 2026, and $308.3 million at December 31, 2025, for commercial loans and leases, and $27.4 million at June 30, 2026, and $28.1 million at December 31, 2025, for consumer loans. The ACL for collateral dependent loans and leases is individually assessed based on the fair value of the collateral less costs to sell at the reporting date. The aggregate collateral value associated with collateral dependent loans and leases was $255.1 million at June 30, 2026, and $364.3 million at December 31, 2025.
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
The following tables summarize the amortized cost at June 30, 2026, and at June 30, 2025, of loans modified to borrowers experiencing financial difficulty, disaggregated by class and type of concession granted:

	Three months ended June 30, 2026
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$—	$186,851	$817	$620	$188,288	0.9%
Asset-based	—	10,345	—	—	10,345	1.0
Commercial real estate	—	92,192	—	—	92,192	0.6
Multi-family	—	8,456	—	—	8,456	0.1
Equipment financing	—	2,959	—	—	2,959	0.2
Residential	215	643	—	—	858	—
Home equity	—	19	—	105	124	—
Total (1)	$215	$301,465	$817	$725	$303,222	0.5%

	Six months ended June 30, 2026
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination - Term Extension & Interest Rate Reduction	Total	% of Total Class (2)
Commercial non-mortgage	$—	$237,284	$2,793	$620	$240,697	1.1%
Asset-based	—	50,325	6,000	—	56,325	5.4
Commercial real estate	—	110,470	13,215	—	123,685	0.8
Multi-family	—	21,937	—	—	21,937	0.3
Equipment financing	—	2,959	—	—	2,959	0.2
Residential	215	949	—	58	1,222	—
Home equity	—	19	—	105	124	—
Total (1)	$215	$423,943	$22,008	$783	$446,949	0.8%

	Three months ended June 30, 2025
				Combination
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	Interest Rate Reduction & Payment Delay	Term Extension, Interest Rate Reduction, & Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$43,425	$13,161	$399	$51,313	$—	$77	$108,375	0.6%
Asset-based	—	11,487	—	—	—	—	—	11,487	0.9
Commercial real estate	—	18,978	—	—	—	—	—	18,978	0.1
Multi-family	1,981	6,340	—	—	—	13,241	—	21,562	0.3
Equipment financing	—	3,842	—	—	—	—	—	3,842	0.3
Home equity	—	—	—	26	—	—	—	26	—
Total (1)	$1,981	$84,072	$13,161	$425	$51,313	$13,241	$77	$164,270	0.3%

	Six months ended June 30, 2025
				Combination
(Dollars in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension & Interest Rate Reduction	Term Extension and Payment Delay	Interest Rate Reduction & Payment Delay	Term Extension, Interest Rate Reduction, & Payment Delay	Total	% of Total Class (2)
Commercial non-mortgage	$—	$84,290	$13,161	$506	$51,313	$—	$77	$149,347	0.8%
Asset-based	—	11,487	—	—	—	—	—	11,487	0.9
Commercial real estate	—	39,607	512	—	—	—	—	40,119	0.3
Multi-family	1,981	8,034	—	—	—	13,241	—	23,256	0.3
Equipment financing	—	4,032	—	—	—	—	—	4,032	0.3
Residential	—	—	—	891	—	—	—	891	—
Home equity	—	—	—	66	—	—	—	66	—
Total (1)	$1,981	$147,450	$13,673	$1,463	$51,313	$13,241	$77	$229,198	0.4%
(1)The total amortized cost excludes accrued interest receivable of $3.2 million and $0.5 million for the three months ended June 30, 2026, and 2025, respectively, and $3.4 million and $0.6 million for the six months ended June 30, 2026, and 2025, respectively.
(2)Represents the total amortized cost of the loans modified as a percentage of the total period end loan balance by class.
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

Three months ended June 30, 2026
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.0 year
Asset-based	Extended term by a weighted average of 1.0 year
Commercial real estate	Extended term by a weighted average of 1.2 years
Multi-family	Extended term by a weighted average of 0.5 years
Equipment financing	Extended term by a weighted average of 0.3 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 0.3 years

Six months ended June 30, 2026
Financial Effect (1)
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.2 years
Asset-based	Extended term by a weighted average of 0.7 years
Commercial real estate	Extended term by a weighted average of 1.3 years
Multi-family	Extended term by a weighted average of 1.3 years
Equipment financing	Extended term by a weighted average of 0.3 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 0.4 years
Asset-based	Provided payment deferrals for a weighted average of 0.5 years
Commercial real estate	Provided payment deferrals for a weighted average of 1.7 years

Three months ended June 30, 2025
Financial Effect (1)
Interest Rate Reduction:
Multi-family	Reduced weighted average interest rate by 2.0%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.4 years
Asset-based	Extended term by a weighted average of 1.0 year
Commercial real estate	Extended term by a weighted average of 0.4 years
Multi-family	Extended term by a weighted average of 3.0 years
Equipment financing	Extended term by a weighted average of 1.8 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 2.4 years
Combination - Term Extension and Payment Delay:
Commercial non-mortgage	Extended term by a weighted average of 0.3 years and provided partial payment deferrals for a weighted average of 0.5 years
Combination - Interest Rate Reduction & Payment Delay:
Multi-family	Reduced weighted average interest rate by 2.0% and provided payment deferrals for a weighted average of 0.8 years

Six months ended June 30, 2025
Financial Effect (1)
Interest Rate Reduction:
Multi-family	Reduced weighted average interest rate by 2.0%
Term Extension:
Commercial non-mortgage	Extended term by a weighted average of 1.3 years
Asset-based	Extended term by a weighted average of 1.0 year
Commercial real estate	Extended term by a weighted average of 0.7 years
Multi-family	Extended term by a weighted average of 2.5 years
Equipment financing	Extended term by a weighted average of 1.8 years
Payment Delay:
Commercial non-mortgage	Provided payment deferrals for a weighted average of 2.4 years
Combination - Term Extension and Interest Rate Reduction:
Commercial non-mortgage	Extended term by a weighted average of 0.3 years and provided payment deferrals for a weighted average of 0.5 years
Combination - Interest Rate Reduction & Payment Delay:
Multi-family	Reduced weighted average interest rate by 2.0% and provided payment deferrals for a weighted average of 0.8 years
(1)Certain disclosures related to the financial effects of modifications do not include those deemed to be immaterial.

The Company closely monitors the performance of the loans that are modified with borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables summarize the aging of loans that had been modified in the 12 months preceding June 30, 2026, and June 30, 2025:

	June 30, 2026
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$225,071	$493	$—	$—	$58,984	$284,548
Asset-based	50,325	—	—	—	17,320	67,645
Commercial real estate	133,922	18,433	—	—	44,993	197,348
Multi-family	52,144	—	—	—	—	52,144
Equipment financing	3,027	—	—	—	1,945	4,972
Residential	1,588	—	—	—	1,528	3,116
Home equity	748	—	—	—	131	879
Total	$466,825	$18,926	$—	$—	$124,901	$610,652

	June 30, 2025
(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Non-Accrual	Total
Commercial non-mortgage	$77,346	$3,819	$—	$—	$144,026	$225,191
Asset-based	11,487	—	—	—	15,000	26,487
Commercial real estate	85,027	—	—	—	7,771	92,798
Multi-family	21,275	—	—	—	1,981	23,256
Equipment financing	4,032	—	99	—	—	4,131
Residential	776	—	—	—	998	1,774
Home equity	583	—	—	—	215	798
Total	$200,526	$3,819	$99	$—	$169,991	$374,435
Loans that had been modified with borrowers experiencing financial difficulty in the 12 months preceding June 30, 2026, and that had a subsequent payment default during the three and six months ended June 30, 2026, were not significant. There were $15.0 million of asset-based loans that had been modified in the form of term extensions with borrowers experiencing financial difficulty in the 12 months preceding June 30, 2025, that had a payment default during the three and six months ended June 30, 2025.
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

Note 5: Goodwill and Other Intangible Assets
Goodwill
The following table summarizes changes in the carrying amount of goodwill:

(In thousands)	June 30, 2026 (1)	December 31, 2025
Balance, beginning of period	$2,897,522	$2,868,068
SecureSave acquisition	941	29,454
Balance, end of period	$2,898,463	$2,897,522
(1)The increase to the carrying amount of goodwill reflects the effects of the measurement-period adjustment recorded during the first quarter of 2026 related to the acquisition of SecureSave in December 2025. Additional information regarding the SecureSave acquisition can be found within Note 2: Business Developments.
Information regarding goodwill by reportable segment can be found within Note 15: Segment Reporting.
Other Intangible Assets
The following table summarizes other intangible assets:

	June 30, 2026			December 31, 2025
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposits	$339,465	$109,822	$229,643	$342,875	$98,483	$244,392
Customer relationships	120,855	64,949	55,906	120,855	59,255	61,600
Non-competition agreements	4,760	2,948	1,812	5,880	2,400	3,480
Trade name	6,100	2,948	3,152	6,100	2,338	3,762
Total other intangible assets	$471,180	$180,667	$290,513	$475,710	$162,476	$313,234
The remaining estimated aggregate future amortization expense for other intangible assets is as follows:

(In thousands)	June 30, 2026
Remainder of 2026	$17,643
2027	34,482
2028	31,370
2029	29,213
2030	28,272
Thereafter	149,533

Note 6: Deposits
The following table summarizes deposits by type:

(In thousands)	June 30, 2026	December 31, 2025
Non-interest-bearing:
Demand	$9,999,855	$10,082,854
Interest-bearing:
Checking	12,415,546	10,760,496
Health savings accounts	9,252,869	9,184,452
Money market	23,549,222	23,196,747
Savings	6,703,712	6,964,946
Time deposits	8,362,249	8,570,318
Total interest-bearing	$60,283,598	$58,676,959
Total deposits	$70,283,453	$68,759,813

Time deposits, money market, and interest-bearing checking obtained through brokers (1)	$3,078,429	$3,134,894
Aggregate amount of time deposit accounts that exceeded the FDIC limit (2)	1,611,240	1,494,626
Deposit overdrafts reclassified as loan balances	7,836	6,674
(1)Excludes money market deposits received through interSYNC of $9.7 billion at June 30, 2026, and $9.3 billion at December 31, 2025.
(2)Excludes an aggregate amount of time deposit accounts that were at the FDIC limit of $16.5 million at June 30, 2026, and $10.5 million at December 31, 2025.
The following table summarizes the scheduled maturities of time deposits:

(In thousands)	June 30, 2026
Remainder of 2026	$6,786,557
2027	1,502,434
2028	25,584
2029	16,317
2030	21,404
Thereafter	9,953
Total time deposits	$8,362,249

Note 7: Borrowings
Securities Sold Under Agreements to Repurchase
The following table summarizes securities sold under agreements to repurchase:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Total Outstanding	Rate	Total Outstanding	Rate
Securities sold under agreements to repurchase (1)	$73,395	0.16%	$596,738	3.32%
(1)Securities sold under agreements to repurchase have an original maturity date of one year or less for the periods presented.
The Company’s repurchase agreement counterparties are limited to primary dealers in government securities and commercial and municipal customers through the Corporate Treasury function. The Company has the right of offset with respect to repurchase agreement assets and liabilities with the same counterparty when master netting agreements are in place. Securities sold under agreements to repurchase are presented as gross transactions at June 30, 2026, and at December 31, 2025, since only liabilities are outstanding. Agency MBS securities, which had an aggregate carrying value of $75.7 million at June 30, 2026, and $625.3 million at December 31, 2025, are pledged to secure repurchase agreements. These Agency MBS securities are subject to changes in market value and, therefore, the Company may increase or decrease the level of securities pledged as collateral based upon movements in market value.
The following tables represent the offsetting of repurchase agreements that are subject to master netting agreements:

June 30, 2026
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
(1)Amounts disclosed are limited to the balance of securities sold under agreements to repurchase reported on the accompanying Condensed Consolidated Balance Sheets that are subject to master netting agreements and, accordingly, exclude excess collateral pledged. At December 31, 2025, Agency MBS with an aggregate carrying value of $520.1 million was pledged as collateral against such securities sold under agreements to repurchase, resulting in an excess collateral position of $25.6 million.
FHLB Advances
The following table summarizes information for FHLB advances:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Total Outstanding	Weighted-Average Contractual Coupon Rate	Total Outstanding	Weighted- Average Contractual Coupon Rate
Maturing within 1 year	$3,650,000	3.85%	$2,970,000	3.44%
After 1 year but within 2 years	386	1.38	201	—
After 2 years but within 3 years	—	—	201	2.75
After 3 years but within 4 years	601	1.75	615	1.75
After 4 years but within 5 years	4,332	1.04	3,669	1.25
After 5 years	5,927	2.16	6,032	2.16
Total FHLB advances	$3,661,246	3.84%	$2,980,718	3.44%

Aggregate market value of assets pledged as collateral	$22,906,954		$16,331,016
Remaining borrowing capacity at the FHLB of Boston	12,955,009		7,882,187
The Bank may borrow up to a discounted amount of eligible loans and securities that have been pledged as collateral to secure FHLB advances, which includes certain residential, multi-family, and commercial real estate loans, home equity lines of credit, Agency MBS, and Agency CMO. The Bank was in compliance with its FHLB collateral requirements at June 30, 2026, and at December 31, 2025.

Long-term Debt
The following table summarizes long-term debt:

(Dollars in thousands)		June 30, 2026	December 31, 2025
4.100%	Senior fixed-rate notes due March 25, 2029 (1)	$314,721	$317,398
5.784%	Fixed-rate reset subordinated notes due September 11, 2035	350,000	350,000
Junior subordinated debt Webster Statutory Trust I floating-rate notes due September 17, 2033 (2)		77,320	77,320
Total senior and subordinated debt		742,041	744,718
Discount on senior fixed-rate notes		(273)	(323)
Debt issuance cost on senior fixed-rate notes		(735)	(869)
Discount on fixed-rate reset subordinated notes		(2,413)	(2,545)
Debt issuance cost on fixed-rate reset subordinated notes		(1,449)	(1,527)
Total long-term debt (3)		$737,171	$739,454
(1)The Company de-designated its fair value hedging relationship on these senior fixed-rate notes in 2020. A basis adjustment of $14.7 million at June 30, 2026, and $17.4 million at December 31, 2025, is included in the carrying value and is being amortized over the remaining life of the senior fixed-rate notes.
(2)The interest rate on the Webster Statutory Trust I floating-rate notes varies quarterly based on 3-month SOFR plus a credit spread adjustment plus a market spread of 2.95%, which yielded 6.89% at June 30, 2026, and 6.92% at December 31, 2025.
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

Note 8: Stockholders’ Equity
The following table summarizes the changes in shares of preferred and common stock issued and common stock held as treasury stock:

	Preferred Stock Series F Issued	Preferred Stock Series G Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at March 31, 2026	6,000	135,000	182,778,045	20,729,048	162,048,997
Stock compensation plan activity (1)	—	—	—	14,519	(14,519)
Balance at June 30, 2026	6,000	135,000	182,778,045	20,743,567	162,034,478

Balance at March 31, 2025	6,000	135,000	182,778,045	14,183,769	168,594,276
Stock compensation plan activity (1)	—	—	—	(9,501)	9,501
Common stock repurchase program	—	—	—	1,520,514	(1,520,514)
Balance at June 30, 2025	6,000	135,000	182,778,045	15,694,782	167,083,263

	Preferred Stock Series F Issued	Preferred Stock Series G Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2025	6,000	135,000	182,778,045	21,562,037	161,216,008
Stock compensation plan activity (1)	—	—	—	(818,470)	818,470
Balance at June 30, 2026	6,000	135,000	182,778,045	20,743,567	162,034,478

Balance at December 31, 2024	6,000	135,000	182,778,045	11,386,920	171,391,125
Stock compensation plan activity (1)	—	—	—	(782,106)	782,106
Common stock repurchase program	—	—	—	5,089,968	(5,089,968)
Balance at June 30, 2025	6,000	135,000	182,778,045	15,694,782	167,083,263
(1)Reflects (i) common shares issued (to) from Treasury stock for time-based restricted stock award grants, net of forfeitures, and the vesting of performance-based restricted stock awards of (5,081) and 17,602, in aggregate, during the three months ended June 30, 2026, and 2025, respectively, and 1,248,770 and 1,174,880 in aggregate, during the six months ended June 30, 2026, and 2025, respectively; less (ii) common shares acquired outside of the Company’s common stock repurchase program related to stock compensation plan activity of 9,438 and 8,101 during the three months ended June 30, 2026, and 2025, respectively, and 430,300 and 392,774 during the six months ended June 30, 2026, and 2025, respectively.

Common Stock Repurchase Program
Information regarding the Company’s common stock repurchase program be found within Note 11: Stockholders’ Equity in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no common stock repurchases under the Company’s common stock repurchase program during the three and six months ended June 30, 2026.
Preferred Stock
Information regarding the Company’s preferred stock can be found within Note 11: Stockholders’ Equity in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 9: Accumulated Other Comprehensive (Loss), Net of Tax
The following tables summarize the change in each component of accumulated other comprehensive (loss), net of the related tax impact:

	Three months ended June 30, 2026				Six months ended June 30, 2026
(In thousands)	Investment Securities Available- for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Investment Securities Available-for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(408,728)	$(1,391)	$(20,430)	$(430,549)	$(334,113)	$3,741	$(20,472)	$(350,844)
Other comprehensive (loss) before reclassifications	(11,246)	(5,733)	—	(16,979)	(85,861)	(10,620)	—	(96,481)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(232)	41	(191)	—	(477)	83	(394)
Other comprehensive (loss) income, net of tax	(11,246)	(5,965)	41	(17,170)	(85,861)	(11,097)	83	(96,875)
Balance, end of period	$(419,974)	$(7,356)	$(20,389)	$(447,719)	$(419,974)	$(7,356)	$(20,389)	$(447,719)

	Three months ended June 30, 2025				Six months ended June 30, 2025
(In thousands)	Investment Securities Available- for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total	Investment Securities Available-for-Sale	Derivative Financial Instruments	Defined Benefit Pension and Other Postretirement Benefit Plans	Total
Balance, beginning of period	$(423,737)	$524	$(26,188)	$(449,401)	$(520,318)	$(9,600)	$(26,465)	$(556,383)
Other comprehensive income before reclassifications	8,858	44	—	8,902	105,824	7,796	—	113,620
Amounts reclassified from accumulated other comprehensive (loss) income	—	1,960	277	2,237	(385)	4,332	554	4,501
Other comprehensive income, net of tax	8,858	2,004	277	11,139	105,439	12,128	554	118,121
Balance, end of period	$(414,879)	$2,528	$(25,911)	$(438,262)	$(414,879)	$2,528	$(25,911)	$(438,262)
The following table further summarizes the amounts reclassified from accumulated other comprehensive (loss):

Accumulated Other Comprehensive (Loss) Components	Three months ended		Six months ended		Associated Line Item on the Condensed Consolidated Statements of Income
	June 30,		June 30,
	2026	2025	2026	2025
(In thousands)
Investment securities available-for-sale:
Net gains (1)	$—	$—	$—	$528	Gain on sale of investment securities, net (2)
Tax (expense)	—	—	—	(143)	Income tax expense
Net of tax	$—	$—	$—	$385
Derivative financial instruments:
Interest payments (3)	$320	$(2,689)	$656	$(5,944)	Interest and fees on loans and leases
Tax (expense) benefit	(88)	729	(179)	1,612	Income tax expense
Net of tax	$232	$(1,960)	$477	$(4,332)
Defined benefit pension and other postretirement benefit plans:
Net actuarial (losses)	$(57)	$(380)	$(115)	$(760)	Other expense
Tax benefit	16	103	32	206	Income tax expense
Net of tax	$(41)	$(277)	$(83)	$(554)
(1)Reclassification adjustments for investment securities available-for-sale that were sold are determined by reference to the unrealized gain or loss reported in the month prior to sale.
(2)Gains and losses realized on sales of investment securities available-for-sale are generally included as a component of non-interest income on the accompanying Condensed Consolidated Statements of Income unless any portion or all of the loss is due to credit related factors, in which the amount is then included in the Provision for credit losses. None of the gross losses realized on sale of available-for-sale securities during the six months ended June 30, 2025, were due to credit related factors.
(3)Over the next 12 months, an estimated $5.5 million related to cash flow hedge gain or loss will be reclassified from AOCL, decreasing Interest and fees on loans and leases as hedge interest payments are made.

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
Quantitative measures established by the Basel III Capital Rules, as adopted in the U.S., to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of CET1 Risk-Based Capital, Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage Ratio, as defined in the regulations. CET1 capital consists of common stockholders’ equity, less deductions for goodwill and other intangible assets, and certain deferred tax adjustments. Under the Basel III Capital Rules, the Company has elected to opt-out of the requirement to include certain components of AOCI in CET1 capital. Tier 1 capital consists of CET1 capital plus preferred stock. Total capital consists of Tier 1 capital and Tier 2 capital, as defined in the regulations. Tier 2 capital includes qualifying subordinated debt and the permissible portion of the ACL.
Both the Company and the Bank were classified as “well-capitalized” at June 30, 2026, and at December 31, 2025.
The following tables provide information on the regulatory capital ratios for the Company and the Bank:

	June 30, 2026
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,826,758	11.71%	$2,623,056	4.5%	$3,788,859	6.5%
Tier 1 Risk-Based Capital	7,110,737	12.20	3,497,408	6.0	4,663,211	8.0
Total Risk-Based Capital	8,254,693	14.16	4,663,211	8.0	5,829,014	10.0
Tier 1 Leverage Ratio	7,110,737	8.48	3,353,890	4.0	4,192,362	5.0
Webster Bank
CET1 Risk-Based Capital	$7,134,807	12.23%	$2,625,165	4.5%	$3,791,905	6.5%
Tier 1 Risk-Based Capital	7,134,807	12.23	3,500,220	6.0	4,666,959	8.0
Total Risk-Based Capital	7,855,305	13.47	4,666,959	8.0	5,833,699	10.0
Tier 1 Leverage Ratio	7,134,807	8.51	3,351,691	4.0	4,189,614	5.0

	December 31, 2025
	Actual		Minimum Requirement		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Webster Financial Corporation
CET1 Risk-Based Capital	$6,441,440	11.20%	$2,588,039	4.5%	$3,738,279	6.5%
Tier 1 Risk-Based Capital	6,725,419	11.69	3,450,719	6.0	4,600,959	8.0
Total Risk-Based Capital	7,861,688	13.67	4,600,959	8.0	5,751,199	10.0
Tier 1 Leverage Ratio	6,725,419	8.33	3,230,039	4.0	4,037,549	5.0
Webster Bank
CET1 Risk-Based Capital	$7,007,352	12.19%	$2,586,346	4.5%	$3,735,833	6.5%
Tier 1 Risk-Based Capital	7,007,352	12.19	3,448,461	6.0	4,597,948	8.0
Total Risk-Based Capital	7,720,373	13.43	4,597,948	8.0	5,747,435	10.0
Tier 1 Leverage Ratio	7,007,352	8.69	3,226,561	4.0	4,033,202	5.0
Dividend Restrictions
The Company is dependent upon dividends from the Bank to provide funds for the payment of dividends to stockholders and for other cash requirements. Dividends paid by the Bank are subject to various federal and state regulatory limitations. Express approval by the OCC is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels or if the amount would exceed net income for that year combined with undistributed net income for the preceding two years. The Bank paid the Company dividends of $150.0 million and $450.0 million for the three and six months ended June 30, 2026, respectively, and $200.0 million and $300.0 million for the three and six months ended June 30, 2025, respectively, for which no express approval from the OCC was required.

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
The Company is considered the primary beneficiary of these Rabbi Trusts as it has the power to direct the activities that most significantly impact their economic performance and it has the obligation to absorb losses and/or the right to receive benefits that could potentially be significant. The aggregate carrying value of the Company’s Rabbi Trust assets was $34.0 million at June 30, 2026, and $28.6 million at December 31, 2025, the majority of which are included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance sheets, with a portion also included in the Cash surrender value of life insurance policies. Investment earnings and changes in fair value, and changes in cash surrender value, are included in Other income and the Cash surrender value of life insurance policies, respectively, on the accompanying Condensed Consolidated Statements of Income. Additional information regarding the Rabbi Trusts’ investments reported at fair value can be found within Note 14: Fair Value Measurements.
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
The following table summarizes the Company’s LIHTC investments and related unfunded commitments:

(In thousands)	June 30, 2026	December 31, 2025
Gross investment in LIHTC investments	$1,657,194	$1,605,955
Accumulated amortization	(414,778)	(337,375)
Net investment in LIHTC investments	$1,242,416	$1,268,580

Unfunded commitments for LIHTC investments	$560,229	$634,092
The Company approved commitments to fund LIHTC investments of $51.2 million during the six months ended June 30, 2026, and $99.1 million during the six months ended June 30, 2025.
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

The following table summarizes the amount of income tax credits, other income tax benefits, and investment amortization generated from the Company’s LIHTC investments, which are recognized as a component of income tax expense on the accompanying Condensed Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Income tax credits and other income tax benefits from LIHTC investments	$(48,314)	$(40,093)	$(98,015)	$(81,799)
Investment amortization from LIHTC investments	39,050	34,611	77,403	66,672
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
Joint Venture with Marathon Asset Management. The Company, through its subsidiary MW Advisor Holding, LLC, owns a 50 percent interest in both MW Advisor, LLC and Marathon Direct Lending SLP, LLC. The Company (i) receives a management fee for investment advisory and other related services performed by MW Advisor, LLC on behalf of a certain investment fund formed in connection with the joint venture (the “Fund”), and (ii) may be entitled to receive certain special limited partner carried interest distributions through its interest in Marathon Direct Lending SLP, LLC, as the designated special limited partner of the Fund. The Company has determined that it is not the primary beneficiary of either MW Advisor, LLC, Marathon Direct Lending SLP, LLC, or the Fund since it does not have the power to make decisions or control the activities that would most significantly affect their economic performance.
The carrying value of the Company’s investment in MW Advisor, LLC and Marathon Direct Lending SLP, LLC, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, was not significant at June 30, 2026, and at December 31, 2025, and its maximum exposure to loss, which is equal to the carrying value plus contractual obligations to provide capital contributions in the future, if any, was also not significant.
Other Non-Marketable Investments. The Company invests in alternative investments comprising interests in non-public entities that cannot be redeemed since the investment is distributed as the underlying equity is liquidated. The ultimate timing and amount of these distributions cannot be predicted with reasonable certainty. For each of these alternative investments that is classified as a VIE, the Company has determined that it is not the primary beneficiary due to its inability to direct the activities that most significantly impact economic performance. The aggregate carrying value of the Company’s other non-marketable investments was $285.8 million at June 30, 2026, and $271.1 million at December 31, 2025, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets, and its maximum exposure to loss, including unfunded commitments, was $411.7 million and $401.2 million, respectively. Additional information regarding other non-marketable investments can be found within Note 14: Fair Value Measurements.

Note 12: Earnings Per Common Share
The following table summarizes the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income	$256,789	$258,848	$503,020	$485,765
Less: Preferred stock dividends	4,162	4,162	8,325	8,325
Income allocated to participating securities	3,185	2,991	5,974	5,361
Net income applicable to common stockholders	$249,442	$251,695	$488,721	$472,079

Weighted-average common shares outstanding - basic	159,989	165,884	159,763	167,524
Add: Effect of dilutive stock options and restricted stock	194	247	254	329
Weighted-average common shares - diluted	160,183	166,131	160,017	167,853

Earnings per common share - basic	$1.56	$1.52	$3.06	$2.82
Earnings per common share - diluted	1.56	1.52	3.05	2.81
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
Potential common shares from performance-based restricted stock that were not included in the computation of diluted earnings per common share because they were anti-dilutive under the treasury stock method were zero for the three and six months ended June 30, 2026, and 147,168 and zero for the three and six months ended June 30, 2025, respectively. Additional information regarding the issuance of stock awards under the Company’s stock incentive plan can be found within Note 19: Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements contained in Part II - Item 8. Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
The following tables present the notional amounts and fair values, including accrued interest, of derivative positions:

	June 30, 2026
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated in hedge relationships:
Interest rate derivatives (1)	$1,750,000	$2,947	$3,750,000	$3,716
Not designated in hedge relationships:
Interest rate derivatives (1)	10,427,878	211,113	10,424,304	211,598
Mortgage banking derivatives	913	7	—	—
Other (2)	481,996	694	1,091,921	479
Total not designated in hedge relationships	10,910,787	211,814	11,516,225	212,077
Gross derivative financial instruments, before netting	$12,660,787	214,761	$15,266,225	215,793
Less: Master netting agreements		20,951		20,951
Cash collateral pledged		164,198		2,254
Total derivative financial instruments, after netting		$29,612		$192,588

	December 31, 2025
	Asset Derivatives		Liability Derivatives
(In thousands)	Notional Amounts	Fair Value	Notional Amounts	Fair Value
Designated in hedge relationships:
Interest rate derivatives (1)	$4,500,000	$6,258	$500,000	$403
Not designated in hedge relationships:
Interest rate derivatives (1)	9,989,160	223,685	9,989,160	222,794
Mortgage banking derivatives	4,032	67	—	—
Other (2)	412,075	191	1,014,621	517
Total not designated in hedge relationships	10,405,267	223,943	11,003,781	223,311
Gross derivative financial instruments, before netting	$14,905,267	230,201	$11,503,781	223,714
Less: Master netting agreements		65,063		65,063
Cash collateral pledged		84,056		12,053
Total derivative financial instruments, after netting		$81,082		$146,598
(1)The notional amounts of interest rate swaps that were centrally-cleared through clearing houses was $190.3 million at June 30, 2026, and $65.3 million at December 31, 2025, for asset derivatives, and zero at June 30, 2026, and $126.5 million at December 31, 2025, for liability derivatives. Interest rate swaps that are centrally-cleared through clearing houses are “settled-to-market” and considered a single unit of account. In accordance with their rule books, clearing houses record the variation margin transferred for settled-to-market derivatives as a legal settlement of the derivative contract (i.e., the variation margin legally settles the outstanding exposure, but does not result in any other change or reset of the contractual terms of the derivative). The fair values of the Company’s settled-to-market interest rate swaps are presented net on the accompanying Condensed Consolidated Balance Sheets and approximated zero at June 30, 2026, and at December 31, 2025.
(2)Other derivatives not designated in hedge relationships included foreign currency forward contracts related to lending arrangements, a Visa equity swap transaction, and risk participation agreements. The notional amount of risk participation agreements was $426.5 million at June 30, 2026, and $370.1 million at December 31, 2025, for asset derivatives, and $1.0 billion at June 30, 2026, and $965.4 million at December 31, 2025, for liability derivatives, all of which had immaterial related fair values.

The following tables represent the offsetting of derivative financial instruments that are subject to master netting agreements:

	June 30, 2026
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$195,704	$20,951	$174,753	$—	$164,198	$10,555
Liability derivatives	23,205	20,951	2,254	—	2,254	—

	December 31, 2025
	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position

(In thousands)				Financial Instruments	Cash Collateral Pledged	Net Amount
Asset derivatives	$153,854	$65,063	$88,791	$—	$84,056	$4,735
Liability derivatives	77,167	65,063	12,104	—	12,053	51
Derivative Activity
The following table summarizes the income statement effect of derivatives designated in hedge relationships:

	Recognized in	Three months ended June 30,		Six months ended June 30,
(In thousands)	Net Interest Income	2026	2025	2026	2025
Cash flow hedges:
Interest rate derivatives (1)	Interest and fees on loans and leases	$320	$(2,689)	$656	$(5,944)
(1)Additional information regarding the amounts recognized in net income related to cash flow hedge activities can be found within
Note 9: Accumulated Other Comprehensive (Loss), Net of Tax.
The following table summarizes the income statement effect of derivatives not designated in hedge relationships:

	Recognized in	Three months ended June 30,		Six months ended June 30,
(In thousands)	Non-interest Income	2026	2025	2026	2025
Interest rate derivatives	Other income	$2,952	$896	$6,816	$(1,928)
Mortgage banking derivatives	Other income	(3)	(14)	(60)	(1)
Other	Other income	(226)	(4,020)	(1,111)	(5,007)
Total not designated in hedge relationships		$2,723	$(3,138)	$5,645	$(6,936)
Derivative Exposure. At June 30, 2026, the Company had $164.6 million of cash collateral received and $2.7 million of cash collateral posted included in Cash and due from banks on the accompanying Condensed Consolidated Balance Sheets. In addition, at June 30, 2026, the Company had $3.2 million in initial margin posted at clearing houses, which is included in Accrued interest receivable and other assets on the accompanying Condensed Consolidated Balance Sheets. The Company regularly evaluates the credit risk of its derivative customers, taking into account the likelihood of default, net exposures, and remaining contractual life, among other related factors. Credit risk exposure is mitigated as transactions with customers are generally secured by the same collateral of the underlying transactions. The current net credit exposure relating to customer derivatives was $19.1 million at June 30, 2026. The Company also monitors potential future exposure, which represents its best estimate of exposure to remaining contractual maturity. The potential future exposure relating to customer derivatives was $132.6 million at June 30, 2026. The Company has incorporated a credit valuation adjustment to reflect non-performance risk in the fair value measurement of its derivative financial instruments, which totaled $4.9 million at June 30, 2026, and $4.2 million at December 31, 2025. Various factors impact the change in the credit valuation adjustment over time, such as changes in the credit spreads of the contracted parties, and changes in market rates and volatilities, which can affect the total expected exposure of the derivative financial instruments.
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
Derivative Financial Instruments. The fair values presented for derivative financial instruments include any accrued interest. Foreign exchange contracts are valued based on unadjusted quoted prices in active markets and, accordingly, are classified within Level 1 of the fair value hierarchy. Except for mortgage banking derivatives, all other derivative financial instruments are valued using third-party valuation software, which considers the present value of cash flows discounted using observable forward rate assumptions. The resulting fair value is then validated against valuations performed by dealer counterparties. Credit valuation adjustments, which are included in the fair value of derivative financial instruments, utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by its counterparties. When credit valuation adjustments are significant to the overall fair value of a derivative financial instrument, the Company classifies that derivative financial instrument in Level 3 of the fair value hierarchy. Otherwise, derivative financial instruments are generally classified within Level 2 of the fair value hierarchy. The Company’s credit valuation adjustments were not considered significant to the overall fair value of its derivative financial instruments at June 30, 2026, and at December 31, 2025.
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

The following table compares the fair value to the UPB of residential mortgage loans originated for sale:

	June 30, 2026			December 31, 2025
(In thousands)	Fair Value	UPB	Difference	Fair Value	UPB	Difference
Originated loans held for sale	$444	$470	$(26)	$2,142	$2,068	$74
Rabbi Trust Investments. Investments held in the Company’s Rabbi Trusts that are reported at fair value consist primarily of mutual funds that invest in equity and fixed income securities. Shares of these mutual funds are valued based on the NAV as reported by the trustee of the funds, which represents quoted prices in active markets. Accordingly, these investments are classified within Level 1 of the fair value hierarchy. The total cost basis of the investments held in the Company’s Rabbi Trusts that are reported at fair value was $12.8 million at June 30, 2026, and $11.2 million at December 31, 2025.
Alternative Investments. Equity investments have a readily determinable fair value when unadjusted quoted prices are available in an active market for identical assets. Accordingly, these alternative investments are classified within Level 1 of the fair value hierarchy. The Company did not have any equity investments with a readily determinable fair value at June 30, 2026, and at December 31, 2025.
Equity investments that do not have a readily determinable fair value may qualify for the NAV practical expedient if they meet certain requirements. The Company’s alternative investments measured at NAV consist of investments in non-public entities that cannot be redeemed since investments are distributed as the underlying equity is liquidated. Alternative investments measured at NAV are not classified within the fair value hierarchy. The Company’s alternative investments measured at NAV had a total carrying amount of $69.0 million at June 30, 2026, and $57.5 million at December 31, 2025, and a total remaining unfunded commitment of $56.2 million and $52.2 million, respectively.
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
The following tables summarize the significant inputs used to derive the estimated fair value of the Company’s contingent consideration liabilities associated with the SecureSave acquisition (dollars in thousands):

	June 30, 2026
	Contractual Inputs			Unobservable Inputs
Measurement Date	Program Deposit Threshold	Earn-Out Rate	Aggregate Maximum Earn-Out	Projected Program Deposits	Discount Factor on Projected Program Deposits	Deposit Volatility	Payout Present Value Factor	Fair Value
December 31, 2026	$145,000	1.0%	$35,000	$64,037	0.96	14.0%	0.96	$—
December 31, 2027	402,500	1.5	35,000	358,851	0.86	14.0	0.92	410
December 31, 2028	681,000	5.0	35,000	1,011,521	0.73	14.0	0.87	6,320

	December 31, 2025
	Contractual Inputs			Unobservable Inputs
Measurement Date	Program Deposit Threshold	Earn-Out Rate	Aggregate Maximum Earn-Out	Projected Program Deposits	Discount Factor on Projected Program Deposits	Deposit Volatility	Payout Present Value Factor	Fair Value
December 31, 2026	$145,000	1.0%	$35,000	$146,700	0.92	14.0%	0.94	$417
December 31, 2027	402,500	1.5	35,000	485,405	0.79	14.0	0.90	2,998
December 31, 2028	681,000	5.0	35,000	1,034,752	0.68	14.0	0.86	5,005
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
The following tables summarize the fair values of assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$195,171	$—	$195,171
Agency CMO	—	22,492	—	22,492
Agency MBS	—	5,312,381	—	5,312,381
Agency CMBS	—	3,742,196	—	3,742,196
Municipal bonds and notes	—	109,229	—	109,229
CMBS	—	880,553	—	880,553
Corporate debt	—	292,938	—	292,938
Private label MBS	—	35,939	—	35,939
Other	—	9,429	—	9,429
Total available-for-sale securities	—	10,600,328	—	10,600,328
Gross derivative financial instruments, before netting (1)	678	214,083	—	214,761
Originated loans held for sale	—	444	—	444
Investments held in Rabbi Trusts	16,154	—	—	16,154
Alternative investments measured at NAV (2)	—	—	—	69,042
Total financial assets	$16,832	$10,814,855	$—	$10,900,729
Financial Liabilities:
Gross derivative financial instruments, before netting (1)	$408	$215,385	$—	$215,793
Contingent consideration	—	—	6,730	6,730
Total financial liabilities	$408	$215,385	$6,730	$222,523

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available-for-sale securities:
Government agency debentures	$—	$197,650	$—	$197,650
Agency CMO	—	24,856	—	24,856
Agency MBS	—	5,057,273	—	5,057,273
Agency CMBS	—	3,526,010	—	3,526,010
Municipal bonds and notes	—	109,619	—	109,619
CMBS	—	718,412	—	718,412
Corporate debt	—	328,145	—	328,145
Private label MBS	—	38,052	—	38,052
Other	—	9,483	—	9,483
Total available-for-sale securities	—	10,009,500	—	10,009,500
Gross derivative financial instruments, before netting (1)	152	230,049	—	230,201
Originated loans held for sale	—	2,142	—	2,142
Investments held in Rabbi Trusts	15,415	—	—	15,415
Alternative investments measured at NAV (2)	—	—	—	57,549
Total financial assets	$15,567	$10,241,691	$—	$10,314,807
Financial Liabilities:
Gross derivative financial instruments, before netting (1)	$417	$223,297	$—	$223,714
Contingent consideration	—	—	8,420	8,420
Total financial liabilities	$417	$223,297	$8,420	$232,134
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
The total carrying amount of the Company’s alternative investments for which the measurement alternative has been elected was $66.3 million at June 30, 2026, and $86.1 million at December 31, 2025, and of which, $2.8 million and $7.5 million respectively, were considered to be measured at fair value. There were $0.4 million in total write-ups due to observable price changes and $0.5 million in write-downs due to impairment during the six months ended June 30, 2026. In addition, during the six months ended June 30, 2026, the Company sold $3.3 million of alternative investments for which the measurement alternative has been elected for proceeds of $7.0 million, which resulted in total gains on sale of $3.7 million.
Loans Transferred to Held for Sale. Once a decision has been made to sell loans that were not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer and classification as held for sale, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs and, therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. Loans included on the Condensed Consolidated Balance Sheets that had been transferred to held for sale were $12.7 million at June 30, 2026, and at December 31, 2025.
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
Other Real Estate Owned and Repossessed Assets. OREO and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of OREO is calculated using independent appraisals or internal valuation methods, less estimated selling costs, and may consider available pricing guides, auction results, and price opinions. Certain repossessed assets may also require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, OREO and repossessed assets are classified within Level 3 of the fair value hierarchy. The total carrying amount of OREO and repossessed assets was $1.2 million at June 30, 2026, and $1.5 million at December 31, 2025. In addition, the amortized cost of consumer loans secured by residential real estate property that were in the process of foreclosure at June 30, 2026, was $8.2 million.
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
The following table summarizes the carrying amounts, estimated fair values, and classifications within the fair value hierarchy for selected financial instruments:

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Level 1
Cash and cash equivalents	$2,722,427	$2,722,427	$2,449,525	$2,449,525
Level 2
Held-to-maturity securities, net	7,694,979	6,809,865	7,969,575	7,168,583
Level 3
Loans and leases, net	57,144,832	55,947,509	55,877,699	54,892,526
Liabilities:
Level 2
Deposit liabilities	$61,921,204	$61,921,204	$60,189,495	$60,189,495
Time deposits	8,362,249	8,341,022	8,570,318	8,553,998
Securities sold under agreements to repurchase	73,395	73,388	596,738	596,872
FHLB advances	3,661,246	3,655,761	2,980,718	2,978,201
Long-term debt (1)	737,171	783,839	739,454	791,945
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
Healthcare Financial Services includes HSA Bank and Ametros. HSA Bank is one of the country’s largest providers of employee benefits solutions, including being one of the leading bank administrators of HSAs, emergency savings accounts, and flexible spending account administration services in 50 states. Ametros, the nation’s largest professional administrator of medical insurance claim settlements, helps individuals manage their ongoing medical care through their CareGuard service and proprietary technology platform.
Consumer Banking delivers customized financial solutions to individuals, families, and small to mid-sized businesses through its experienced relationship managers and wealth advisors across 194 banking centers located throughout the Northeast. Consumer Banking offers a full suite of deposit, lending, treasury management, and wealth management solutions. Consumer Banking also provides a fully digital banking experience through its mobile banking app and BrioDirect.
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
Financial Information
The following table presents certain balance sheet financial information for the Company’s reportable segments:

	June 30, 2026
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill (1)	$1,960,363	$316,065	$622,035	$—	$2,898,463
Total assets	47,487,049	524,356	13,948,059	23,989,175	85,948,639

	December 31, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Goodwill	$1,960,363	$315,124	$622,035	$—	$2,897,522
Total assets	46,169,398	535,453	13,871,139	23,497,673	84,073,663
(1)The increase to goodwill reflects the effects of the measurement-period adjustments recorded during the first quarter of 2026 related to the acquisition of SecureSave in December 2025. Additional information regarding the SecureSave acquisition can be found within Note 2: Business Developments.

The following tables present certain income statement information for the Company’s reportable segments:

	Three months ended June 30, 2026
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$324,871	$100,869	$209,231	$634,971
Non-interest income	34,416	31,242	25,408	91,066
Total segment revenues	359,287	132,111	234,639	726,037
Reconciliation of revenue:
Corporate and reconciling				13,954
Total consolidated revenues				739,991
Less:
Compensation and benefits	56,028	26,702	39,954
Occupancy (1)	—	—	14,401
Technology and equipment (1)	2,727	7,705	2,910
Marketing	—	—	2,125
Other segment items (2) (3)	57,288	26,464	69,868
Segment pre-tax, pre-provision net revenue	243,244	71,240	105,381	419,865
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(64,836)
Total consolidated pre-tax, pre-provision net revenue				355,029
Total consolidated provision for credit losses				31,500
Total consolidated income before income taxes				323,529
(1)Occupancy and Technology and equipment include, in aggregate, depreciation expense of $0.3 million for Commercial Banking, $1.4 million for Healthcare Financial Services, and $3.0 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $2.5 million for Commercial Banking, $3.7 million for Healthcare Financial Services, and $1.8 million for Consumer Banking.

	Three months ended June 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$318,518	$97,625	$212,672	$628,815
Non-interest income	30,628	28,687	24,591	83,906
Total segment revenues	349,146	126,312	237,263	712,721
Reconciliation of revenue:
Corporate and reconciling				3,118
Total consolidated revenues				715,839
Less:
Compensation and benefits	50,807	24,171	37,285
Occupancy (1)	—	—	13,835
Technology and equipment (1)	2,336	7,524	2,917
Marketing	—	—	2,043
Other segment items (2) (3)	55,229	23,758	66,964
Segment pre-tax, pre-provision net revenue	240,774	70,859	114,219	425,852
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(55,727)
Total consolidated pre-tax, pre-provision net revenue				370,125
Total consolidated provision for credit losses				46,500
Total consolidated income before income taxes				323,625
(1)Occupancy and Technology and equipment include, in aggregate, depreciation expense of $0.1 million for Commercial Banking, $1.5 million for Healthcare Financial Services, and $2.4 million for Consumer Banking.
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

	Six months ended June 30, 2026
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$651,848	$200,902	$417,554	$1,270,304
Non-interest income	66,585	65,464	48,597	180,646
Total segment revenues	718,433	266,366	466,151	1,450,950
Reconciliation of revenue:
Corporate and reconciling				24,907
Total consolidated revenues				1,475,857
Less:
Compensation and benefits	114,457	51,975	79,705
Occupancy (1)	—	—	28,602
Technology and equipment (1)	5,241	16,114	5,757
Marketing	—	—	3,480
Other segment items (2) (3)	114,666	54,534	137,981
Segment pre-tax, pre-provision net revenue	484,069	143,743	210,626	838,438
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(126,652)
Total consolidated pre-tax, pre-provision net revenue				711,786
Total consolidated provision for credit losses				85,500
Total consolidated income before income taxes				626,286
(1)Occupancy and Technology and equipment include, in aggregate, depreciation expense of $0.6 million for Commercial Banking, $3.0 million for Healthcare Financial Services, and $5.8 million for Consumer Banking.
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
(3)Intangible assets amortization, which is a component of other non-interest expense presented in Other segment items, was $5.0 million for Commercial Banking, $7.6 million for Healthcare Financial Services, and $3.6 million for Consumer Banking.

	Six months ended June 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Totals
Net interest income	$637,641	$193,986	$414,736	$1,246,363
Non-interest income	59,586	58,077	50,795	168,458
Total segment revenues	697,227	252,063	465,531	1,414,821
Reconciliation of revenue:
Corporate and reconciling				5,816
Total consolidated revenues				1,420,637
Less:
Compensation and benefits	102,916	47,508	74,569
Occupancy (1)	—	—	28,183
Technology and equipment (1)	4,447	16,288	5,966
Marketing	—	—	4,025
Other segment items (2) (3)	107,591	47,377	132,957
Segment pre-tax, pre-provision net revenue	482,273	140,890	219,831	842,994
Reconciliation of pre-tax, pre-provision net revenue:
Corporate and reconciling				(111,715)
Total consolidated pre-tax, pre-provision net revenue				731,279
Total consolidated provision for credit losses				124,000
Total consolidated income before income taxes				607,279
(1)Occupancy and Technology and equipment include, in aggregate, depreciation expense of $0.1 million for Commercial Banking, $2.9 million for Healthcare Financial Services, and $5.0 million for Consumer Banking.
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

	Three months ended June 30, 2026
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$5,019	$20,721	$16,457	$59	$42,256
Loan and lease related fees (1)	2,054	—	—	—	2,054
Wealth and investment services	3,312	—	4,220	(6)	7,526
Other (2)	—	10,049	416	461	10,926
Revenue from contracts with customers	10,385	30,770	21,093	514	62,762
Other sources of non-interest income	24,031	472	4,315	15,667	44,485
Total non-interest income	$34,416	$31,242	$25,408	$16,181	$107,247

	Three months ended June 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$4,550	$20,282	$16,268	$(166)	$40,934
Loan and lease related fees (1)	2,520	—	—	—	2,520
Wealth and investment services	3,353	—	4,432	(6)	7,779
Other (2)	—	8,077	416	(296)	8,197
Revenue from contracts with customers	10,423	28,359	21,116	(468)	59,430
Other sources of non-interest income	20,205	328	3,475	11,219	35,227
Total non-interest income	$30,628	$28,687	$24,591	$10,751	$94,657

	Six months ended June 30, 2026
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$10,068	$41,657	$31,971	$75	$83,771
Loan and lease related fees (1)	4,155	—	—	—	4,155
Wealth and investment services	6,529	—	8,217	(11)	14,735
Other (2)	—	22,007	833	946	23,786
Revenue from contracts with customers	20,752	63,664	41,021	1,010	126,447
Other sources of non-interest income	45,833	1,800	7,576	27,054	82,263
Total non-interest income	$66,585	$65,464	$48,597	$28,064	$208,710

	Six months ended June 30, 2025
(In thousands)	Commercial Banking	Healthcare Financial Services	Consumer Banking	Corporate and Reconciling	Consolidated Total
Non-interest Income:
Deposit service fees	$9,289	$39,351	$31,562	$(373)	$79,829
Loan and lease related fees (1)	4,745	—	—	—	4,745
Wealth and investment services	6,669	—	8,910	(11)	15,568
Other (2)	—	18,377	833	856	20,066
Revenue from contracts with customers	20,703	57,728	41,305	472	120,208
Other sources of non-interest income	38,883	349	9,490	18,333	67,055
Total non-interest income	$59,586	$58,077	$50,795	$18,805	$187,263
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
Other - Ametros. Other income for the Healthcare Financial Services segment primarily includes revenues recognized in connection with contracts with customers from the Ametros business. The nature of such revenue primarily pertains to income earned from arranging sales of in-network products and services, which is recognized at a point in time. Under the terms of these arrangements, the Company has determined that it acts in the capacity as an agent and, therefore, records revenue on a net basis. Other income related to Ametros also includes revenues earned from providing post-settlement medical management and compliance services, which are recognized over time.
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
In addition, a fixed, non-refundable fee that represents an advance payment for access to future services is initially deferred and subsequently amortized ratably over the estimated life expectancy of the member. The amount recognized in Other income during the three and six months ended June 30, 2026, and 2025, related to such contract liabilities was not significant.

Deferred Costs to Obtain Contracts and Contract Liabilities
Contracts with customers generated deferred costs to obtain contracts and contract liabilities of $8.7 million, and $26.7 million, respectively, at June 30, 2026, and $6.6 million and $25.3 million, respectively, at December 31, 2025. These balances pertained to contracts with customers from the Ametros business.

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
The following table summarizes the outstanding amounts of credit-related financial instruments with off-balance sheet risk:

(In thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$12,589,496	$12,517,384
Standby letters of credit	648,234	636,811
Commercial letters of credit	14,382	22,421
Total credit-related financial instruments with off-balance sheet risk	$13,252,112	$13,176,616
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

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Balance, beginning of period	$22,879	$21,443	$24,117	$22,593
(Benefit) provision for credit losses	(1,584)	1,381	(2,822)	231
Balance, end of period	$21,295	$22,824	$21,295	$22,824
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
During the first quarter of 2026, the Company paid its eighth and final quarterly special assessment of $5.2 million and released the remaining $0.7 million of its related accrued liability. The Company continues to monitor the estimated loss attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank, which could impact the amount of its accrued liability. The FDIC plans to provide additional updates on future offsets or a one-time final shortfall special assessment collection, if any, through future invoices.

Note 18: Subsequent Events
The Company has evaluated subsequent events from the date of the Condensed Consolidated Financial Statements, and accompanying Notes thereto, through the date of issuance, and determined that, except for the approval received from the European Central Bank related to the proposed Transaction, as discussed in Note 2: Business Developments, no other significant events were identified requiring recognition or disclosure.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information with respect to any purchase of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount Available for Purchase Under the Plans or Programs (3)
April 1, 2026 - April 30, 2026	6,125	$69.54	—	$334,298,182
May 1, 2026 - May 31, 2026	213	71.98	—	334,298,182
June 1, 2026 - June 30, 2026	3,100	72.48	—	334,298,182
Total	9,438	70.56	—	334,298,182
(1)During the three months ended June 30, 2026, all of the shares purchased were acquired at market prices outside of the Company’s common stock repurchase program and related to employee stock-based compensation plan activity.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K, during the quarter ended June 30, 2026.

ITEM 6. EXHIBITS
A list of exhibits to this Form 10-Q is set forth below.

Exhibit Number	Exhibit Description	Exhibit Included	Incorporated by Reference
			Form	Exhibit	Filing Date
2.1 (1)	Transaction Agreement, dated as of February 3, 2026, by and among Webster Financial Corporation, Banco Santander, S.A., and Webster Virginia Corporation		8-K	2.1	2/6/2026

3	Certificate of Incorporation and Bylaws
3.1	Fourth Amended and Restated Certificate of Incorporation		10-Q	3.1	8/9/2016
3.2.1	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of April 28, 2023		8-K	3.1	4/28/2023
3.2.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.2	2/1/2022
3.3	Certificate of Designations establishing the rights of Webster Financial Corporation’s 8.50% Series A Non-Cumulative Perpetual Convertible Preferred Stock		8-K	3.1	6/11/2008
3.4	Certificate of Designations establishing the rights of Webster Financial Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B		8-K	3.1	11/24/2008
3.5	Certificate of Designations establishing the rights of Webster Financial Corporation’s Perpetual Participating Preferred Stock, Series C		8-K	3.1	7/31/2009
3.6	Certificate of Designations establishing the rights of Webster Financial Corporation’s Non-Voting Perpetual Participating Preferred Stock, Series D		8-K	3.2	7/31/2009
3.7	Certificate of Designations establishing the rights of Webster Financial Corporation’s 6.40% Series E Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/4/2012
3.8	Certificate of Designations establishing the rights of Webster Financial Corporation’s 5.25% Series F Non-Cumulative Perpetual Preferred Stock		8-A12B	3.3	12/12/2017
3.9	Certificate of Designations establishing the rights of Webster Financial Corporation’s 6.50% Series G Non-Cumulative Perpetual Preferred Stock		8-A12B	3.4	2/1/2022
3.10	Bylaws, as amended effective March 15, 2020		8-K	3.1	3/17/2020
3.11	Amendment to Bylaws of Webster Financial Corporation, effective as of January 31, 2022		8-K	3.5	2/1/2022
10.1	Amendment No. 1 to the Webster Financial Corporation Employee Stock Purchase Plan, as amended and restated effective April 1, 2019		10-Q	10.1	4/30/2026

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X
32.1	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer	X (2)
32.2	Written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer	X (2)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Cover Page, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Income, (iv) Condensed Consolidated Statements of Comprehensive Income, (v) Condensed Consolidated Statements of Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to Condensed Consolidated Financial Statements, tagged in summary and in detail.
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

WEBSTER FINANCIAL CORPORATION
(Registrant)

Date: July 27, 2026	By:	/s/ John R. Ciulla
John R. Ciulla
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2026	By:	/s/ Neal Holland
Neal Holland
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2026	By:	/s/ Kristen Antonopoulos
Kristen Antonopoulos
Chief Accounting Officer
(Principal Accounting Officer)